Form 10-Q
period 2011-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2011-05-11
CIK 1501585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34910

HUNTINGTON INGALLS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	90-0607005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4101 Washington Avenue, Newport News, Virginia 23607

www.huntingtoningalls.com

(Address of principal executive offices and zip code)

(757) 380-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 9, 2011, 48,775,547 shares of common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
$ in millions, except per share amounts	2011	2010
Sales and Service Revenues
Product sales	$1,466	$1,454
Service revenues	218	258

Total sales and service revenues	1,684	1,712

Cost of Sales and Service Revenues
Cost of product sales	1,253	1,251
Cost of service revenues	197	220
General and administrative expenses	149	154

Operating income	85	87
Interest expense	(15)	(10)

Earnings before income taxes	70	77
Federal income taxes	25	36

Net earnings	$45	$41

Basic earnings per share	$0.92	$0.85
Weighted-average common shares outstanding, in millions	48.8	48.8

Diluted earnings per share	$0.92	$0.85
Weighted-average diluted shares outstanding, in millions	48.8	48.8

Net earnings from above	$45	$41
Other comprehensive income
Change in unamortized benefit plan costs	28	12
Tax (expense) benefit on change in unamortized benefit plan costs	(11)	1

Other comprehensive income, net of tax	17	13

Comprehensive income	$62	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	March 31	December 31
$ in millions	2011	2010
Assets
Current Assets
Cash and cash equivalents	$225	$—
Accounts receivable, net	896	728
Inventoried costs, net	372	293
Deferred income taxes	293	284
Prepaid expenses and other current assets	46	8

Total current assets	1,832	1,313

Property, plant, and equipment, net	2,006	1,997

Other Assets
Goodwill	1,134	1,134
Other purchased intangibles, net of accumulated amortization of $357 in 2011 and $352 in 2010	582	587
Pension plan asset	144	131
Debt issuance costs	54	—
Miscellaneous other assets	53	41

Total other assets	1,967	1,893

Total assets	$5,805	$5,203

Liabilities and Equity
Current Liabilities
Notes payable to former parent	$—	$715
Trade accounts payable	252	274
Current portion of long-term debt	29	—
Current portion of workers’ compensation liabilities	198	197
Accrued interest on notes payable to former parent	—	239
Current portion of post-retirement plan liabilities	145	146
Accrued employees’ compensation	166	203
Advance payments and billings in excess of costs incurred	62	107
Provision for contract losses	61	80
Other current liabilities	211	265

Total current liabilities	1,124	2,226

Long-term debt	1,851	105
Other post-retirement plan liabilities	571	567
Pension plan liabilities	393	381
Workers’ compensation liabilities	351	351
Deferred tax liabilities	102	99
Other long-term liabilities	51	56

Total liabilities	4,443	3,785

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding as of March 31, 2011: 48,765,841	—	—
Additional paid-in capital	1,862	—
Former parent’s equity in unit	—	1,933
Accumulated deficit	(2)	—
Accumulated other comprehensive loss	(498)	(515)

Total shareholders’ equity	1,362	1,418

Total liabilities and shareholders’ equity	$5,805	$5,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
$ in millions	2011	2010
Operating Activities
Net Earnings	$45	$41
Adjustments to reconcile to net cash used in operating activities
Depreciation	40	41
Amortization of purchased intangibles	5	9
Increase in
Accounts receivable	(168)	(82)
Inventoried costs	(110)	(36)
Prepaid expenses and other current assets	(38)	(4)
Increase (decrease) in
Accounts payable and accruals	(127)	(90)
Deferred income taxes	(33)	(26)
Retiree benefits	31	35
Other non-cash transactions, net	(9)	(5)

Net cash used in operating activities	(364)	(117)

Investing Activities
Additions to property, plant, and equipment	(63)	(32)

Net cash used in investing activities	(63)	(32)

Financing Activities
Proceeds from issuance of long-term debt	1,775	—
Debt issuance costs	(50)	—
Repayment of notes payable to former parent and accrued interest	(954)	—
Dividend to former parent in connection with spin-off	(1,429)	—
Net transfers from former parent	1,310	149

Net cash provided by financing activities	652	149

Increase in cash and cash equivalents	225	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$225	$—

Supplemental Cash Flow Disclosure
Cash paid for interest	$—	$—

Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$1	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31
$ in millions	2011	2010
Former Parent’s Equity in Unit
At beginning of year	$1,933	$1,968
Net earnings	47	41
Dividend to former parent	(1,429)	—
Contributed surplus	(1,861)	—
Net transfers from former parent	1,310	149

At end of period	—	2,158

Common Stock
At beginning of year	—	—
Common stock issuance	—	—

At end of period	—	—

Paid-in Capital
At beginning of year	—	—
Contributed surplus	1,861	—
Additional paid-in capital	1	—

At end of period	1,862	—

Accumulated Deficit
At beginning of year	—	—
Net loss	(2)	—

At end of period	(2)	—

Accumulated Other Comprehensive Loss
At beginning of year	(515)	(531)
Other comprehensive income, net of tax	17	13

At end of period	(498)	(518)

Total shareholders’ equity	$1,362	$1,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

Background

On March 29, 2011, Huntington Ingalls Industries, Inc. (HII or the company) entered into a Separation and Distribution Agreement (the Separation Agreement) with its former parent company, Northrop Grumman Corporation (Northrop Grumman), and Northrop Grumman’s subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman.

Pursuant to the terms of the Separation Agreement, (i) Northrop Grumman completed a corporate reorganization to create a new holding company structure, (ii) HII and Northrop Grumman effected certain transfers of assets and assumed certain liabilities so that each of HII and Northrop Grumman retained both the assets of and liabilities associated with their respective businesses, (iii) subject to certain exceptions, all agreements, arrangements, commitments and undertakings, including all intercompany accounts payable or accounts receivable, including intercompany indebtedness and intercompany work orders between HII and Northrop Grumman, were terminated or otherwise satisfied, effective no later than March 31, 2011 (the Distribution Date), (iv) HII and Northrop Grumman agreed to share certain gains and liabilities and (v) on the Distribution Date, Northrop Grumman distributed, on a pro rata basis, all of the issued and outstanding shares of common stock of HII to Northrop Grumman’s stockholders via a pro rata dividend (the spin-off). One share of HII common stock was distributed for every six shares of Northrop Grumman common stock held by a holder of Northrop Grumman common stock as of the record date for the distribution, March 30, 2011. The shares of common stock of HII began regular way trading on the New York Stock Exchange on March 31, 2011, under the ticker symbol “HII.”

Following the spin-off, HII and Northrop Grumman began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between HII and Northrop Grumman following the spin-off and to provide mechanisms for an orderly transition, HII and Northrop Grumman entered into agreements pursuant to which certain services will be provided and certain rights and obligations have been addressed following the spin-off. The material agreements entered into with Northrop Grumman in connection with the spin-off include the following: the Separation Agreement; Employee Matters Agreement; Insurance Matters Agreement; Intellectual Property License Agreement; Tax Matters Agreement; Transition Services Agreement; and Ingalls Guaranty Performance, Indemnity and Termination Agreement. For a discussion of each agreement, see “Certain Relationships and Related Party Transactions—Agreements with Northrop Grumman Related to the Spin-Off” in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

In connection with the spin-off, HII entered into new borrowing arrangements designed to provide the company with adequate liquidity and to fund a $1,429 million contribution to Northrop Grumman. Specifically, HII issued $1,200 million in senior notes and entered into a credit facility with third-party lenders that includes a $650 million revolver and a $575 million term loan (see Note 7).

The spin-off from Northrop Grumman was a transaction under common control; therefore no change in the historical basis of HII’s asset or liabilities was recorded as part of the spin-off.

Basis of Presentation

Principles of Consolidation — The unaudited condensed consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). All intercompany transactions and balances are eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (SEC). These statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the company’s audited Consolidated Financial Statements included in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management’s long-standing practice to establish interim closing dates using a “fiscal” calendar, which requires the businesses to close their books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist for interim periods within a reporting year.

Transactions with Former Parent — Through the date of the spin-off, the unaudited condensed consolidated statements of operations include expense allocations for certain corporate functions historically provided to HII by former parent Northrop Grumman, including, but not limited to, human resources, employee benefits administration, treasury, risk management, audit, finance, tax, legal, information technology support, procurement, and other shared services. These allocations are reflected in the unaudited condensed consolidated statements of operations within the expense categories to which they relate. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on various bases that are further discussed in Note 17. Based on management’s estimates of its stand-alone costs for similar corporate functions and services, HII believes that its prior cost allocations from Northrop Grumman are substantially consistent with what such costs would be on a stand-alone basis. However, the estimates are based on management’s judgment regarding its stand-alone company costs and not the actual costs incurred.

Transactions between HII and Northrop Grumman through the date of the spin-off are reflected as effectively settled for cash at the time of the transaction and are included in financing activities in the unaudited condensed consolidated statements of cash flows. The net effect of these transactions is reflected in the Former Parent’s Equity in Unit section in the unaudited condensed consolidated statement of financial position.

The HII unaudited condensed consolidated financial statements may not be indicative of HII’s future performance and for periods prior to the spin-off, do not necessarily reflect what the results of operations, financial position, and cash flows would have been had HII operated as a stand-alone company.

Accounting Estimates — The preparation of the unaudited condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

General and Administrative Expenses — In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost.

General and administrative expenses also include certain other costs that are not allocable to government contracts, primarily consisting of the net pension and post-retirement benefits adjustment and the provision for deferred state income taxes. The net pension and post-retirement benefits adjustment reflects the difference between pension and post-retirement benefits expenses determined in accordance with GAAP and pension and post-retirement benefit expenses allocated to individual contracts determined in accordance with U.S. Cost Accounting Standards (CAS). Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the period.

Equity — Former Parent’s Equity in Unit in the unaudited condensed consolidated statement of financial position represents Northrop Grumman’s historical investment in its shipbuilding operations, the net effect of cost allocations from and transactions with Northrop Grumman, net cash activity, and HII’s accumulated earnings prior to the spin-off.

On March 31, 2011, Northrop Grumman completed the distribution to its stockholders of one share of HII common stock for every six shares of Northrop Grumman common stock held by holders of Northrop Grumman common stock. After separation, HII had 48,765,841 shares of common stock outstanding. The remaining Former Parent’s Equity in Unit balance, after the separation adjustments were recorded, was transferred to “Additional Paid-In Capital.” “Accumulated Deficit” reflected in the condensed consolidated statement of financial position represents net loss incurred after separation, as all prior earnings were transferred to Additional Paid-In Capital.

Cash and Cash Equivalents — For cash and cash equivalents, the carrying amounts approximate fair value due to the short-term nature of these items.

Accumulated Other Comprehensive Loss — The accumulated other comprehensive loss as of March 31, 2011, and December 31, 2010, was comprised of unamortized benefit plan costs of $498 million (net of tax benefits of $332 million) and $515 million (net of tax benefits of $343 million), respectively.

Fair Value of Financial Instruments — Except for long-term debt, the carrying amounts of the company’s other financial instruments are measured at fair value or approximate fair value due to the short-term nature of these other items.

2. ACCOUNTING STANDARDS UPDATES

Newly issued accounting standards are not expected to have a significant effect on the company’s unaudited condensed consolidated financial position or results of operations.

3. SEGMENT INFORMATION

The company is aligned into two reportable segments: Ingalls (formerly referred to as the Gulf Coast operations) and Newport News. The following table presents segment results for the three months ended March 31, 2011, and 2010.

	Three Months Ended
	March 31
$ in millions	2011	2010
Sales and Service Revenues
Ingalls	$761	$827
Newport News	940	907
Intersegment eliminations	(17)	(22)

Total sales and service revenues	$1,684	$1,712

Operating Income
Ingalls	$17	$24
Newport News	67	75

Total Segment Operating Income	84	99
Non-segment factors affecting operating income
Net pension and post-retirement benefits adjustment	(4)	(13)
Deferred state income taxes	5	1

Total operating income	$85	$87

Sales transactions between segments are recorded at cost.

Net Pension and Post-Retirement Benefits Adjustment — The net pension and post-retirement benefits adjustment reflects the difference between expenses for pension and other post-retirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with CAS.

4. AVONDALE WIND DOWN

In July 2010, plans were announced to consolidate the company’s Ingalls operations by winding down and subsequently closing the Avondale, Louisiana facility in 2013 after completing LPD-class ships currently under construction. Future LPD-class ships will be built in a single production line at the company’s Pascagoula, Mississippi facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity. Due to the consolidation, HII expects higher costs to complete ships currently under construction in Avondale due to anticipated reductions in productivity and increased the estimates to complete LPDs 23 and 25 by approximately $210 million. The company recognized a $113 million pre-tax charge to operating income for these contracts in the second quarter of 2010. HII is also exploring alternative uses of the Avondale facility, including alternative opportunities for the workforce.

In connection with and as a result of the decision to wind down shipbuilding operations at the Avondale, Louisiana facility, the company determined it would not meet certain requirements under its co-operative endeavor agreement with the State of Louisiana. Accordingly, the company recorded liabilities in 2010 to recognize this obligation and other employee severance and incentive liabilities, as well as certain asset retirement obligations which were necessitated as a result of the Avondale facility decision. In 2011, the company reimbursed the State of Louisiana under the co-operative endeavor agreement. In addition, the company anticipates that it will incur substantial other restructuring and facilities shut-down related costs, including but not limited to, severance, relocation expense, and asset write-downs related to the Avondale facilities. These costs are expected to be allowable expenses under government accounting standards and thus will be recoverable in future years’ overhead costs. These future costs could approximate $310 million and such costs would be recoverable under existing flexibly priced contracts or future negotiated contracts at the Ingalls operations in accordance with the Federal Acquisition Regulation (FAR) provisions relating to the treatment of restructuring and shutdown related costs. The company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts and this submission is subject to review and acceptance by the U.S. Navy. The Defense Contract Audit Agency (DCAA), a Department of Defense (DoD) agency, prepared an initial audit report on the company’s cost proposal for the restructuring and shutdown related costs, in which it stated that, in general, the proposal was not adequately supported in order for the DCAA to reach a conclusion. The DCAA also questioned approximately $25 million (approximately 8%) of the costs submitted by the company. The DCAA stated that it could not reach a final conclusion on the cost submission due to the then potential spin-off transaction. Accordingly, the DCAA did not accept the proposal as submitted, and the company intends to resubmit its proposal to address the concerns expressed by the DCAA. Should these costs be challenged by the U. S. Navy, there are prescribed dispute resolution alternatives to resolve such a challenge and the company would likely pursue a dispute resolution process, although it will create uncertainty as to the timing and eventual allowability of the restructuring costs related to the wind down of the Avondale facility.

Ultimately, the company anticipates these discussions will result in an agreement with the U.S. Navy that is substantially in accord with management’s cost recovery expectations. Accordingly, HII has treated these costs as allowable costs in determining the cost and earnings performance on its contracts in process. The actual restructuring expenses related to the wind down may be greater than the company’s current estimate and any inability to recover such costs could result in a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

The company also evaluated the effect the winding down of the Avondale facilities might have on the benefit plans in which HII employees participate. HII determined that the potential impact of a curtailment in these plans was not material to its consolidated financial position, results of operations, or cash flows.

The table below summarizes the company’s liability for restructuring and shut-down related costs associated with winding down the Avondale facility. As of March 31, 2011, these costs are substantially comprised of employee severance and relocation expense. These amounts were capitalized in Inventoried Costs, net, and will be recognized as expenses in cost of product sales beginning in 2013.

$ in millions	Employee Compensation	Other Accruals	Total
Balance at December 31, 2010	$27	$39	$66

Accrual established	—	—	—
Payments	(4)	(36)	(40)
Adjustments	8	(3)	5

Net change	4	(39)	(35)

Balance at March 31, 2011	$31	$—	$31

5. INVENTORIED COSTS, NET

Inventoried costs were composed of the following:

$ in millions	March 31 2011	December 31 2010
Production costs of contracts in process	$628	$681
General and administrative expenses	12	7

	640	688
Progress payments received	(356)	(481)

	284	207
Raw material inventory	88	86

Total inventoried costs, net	$372	$293

6. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs its annual impairment test for goodwill as of November 30 each year, or more often as circumstances require. The company’s testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values. If the book value exceeds the estimated fair value of the business, a potential impairment is indicated and GAAP prescribes the approach for determining the impairment amount, if any. The company performed its annual impairment test as of November 30, 2010, with no indication of impairment.

In connection with the spin-off, HII evaluated the company’s reporting units and performed an impairment test as of March 31, 2011. There were no associated indications of impairment.

The carrying amount of goodwill as of March 31, 2011, and December 31, 2010, was $1,134 million. The carrying amounts of goodwill as of March 31, 2011, and December 31, 2010 for Ingalls and Newport News were $488 million and $646 million, respectively.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets, all of which are contract or program related intangible assets.

$ in millions	March 31 2011	December 31 2010
Gross carrying amount	$939	$939
Accumulated amortization	(357)	(352)

Net carrying amount	$582	$587

The company’s remaining purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Aggregate amortization expense for the three months ended March 31, 2011, and 2010, was $5 million and $9 million, respectively.

Expected amortization for purchased intangibles subsequent to March 31, 2011 is approximately $20 million annually through 2023, and approximately $9 million annually from 2024 through 2058.

7. DEBT

Long-term debt consisted of the following:

$ in millions	March 31 2011	December 31 2010
Term loan due March 30, 2016	$575	$—
Senior notes due March 15, 2018, 6.875%	600	—
Senior notes due March 15, 2021, 7.125%	600	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21

Total long-term debt	1,880	105
Less current portion	29	—

Long-term debt, net of current portion	$1,851	$105

Credit Facility — In connection with the spin-off, the company entered into the HII Credit Facility with third-party lenders. The Credit Facility comprises (i) a five-year term loan facility of $575 million, which was funded on March 30, 2011, and (ii) a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The revolving credit facility will have a variable interest rate on drawn borrowings based on the London Interbank Offered Rate (LIBOR) plus a spread based upon the company’s leverage ratio and a commitment fee rate on the unutilized balance based on the company’s leverage ratio. The current spread is 2.5% and may vary between 2.0% and 3.0%. The current fee rate is 0.5% and may vary between 0.35% and 0.5%. As of March 31, 2011, approximately $120 million of letters of credit were issued but undrawn, and the remaining $530 million was unutilized.

The term loan facility is subject to amortization in three-month intervals from the funding date, expected to be in an aggregate amount equal to (i) 5% during each of the first year and the second year, (ii) 10% during the third year, (iii) 15% during the fourth year and (iv) 65% payable during the fifth year (of which 5% shall be payable on each of the first three quarterly payment dates during such year, and the balance shall be payable on the term maturity date). Loans will bear interest at a rate equal to LIBOR plus a spread of 2.5% (or the base rate plus 1.5%), which spread is expected to vary between 2.0% and 3.0% based upon changes to our leverage ratio.

The Credit Facility contains customary affirmative covenants, including, but not limited to, those related to the maintenance of corporate existence, compliance with applicable laws, payment of taxes, and ownership of property; and customary negative covenants, including but not limited to limitations on mergers, consolidations, liquidations and dissolutions and prepayments and modifications of subordinated debt and unsecured bonds. Additionally, the Credit Facility contains certain financial covenants, which include a maximum total leverage ratio and a minimum interest coverage ratio.

Each of the company’s existing and future domestic wholly-owned subsidiaries, except for those which are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

Senior Notes — In connection with the spin-off, the company issued $600 million aggregate principal amount of 6.875% Senior Notes due March 15, 2018 (the 2018 notes), and $600 million aggregate principal amount of 7.125% Senior Notes due March 15, 2021 (the 2021 notes, and, collectively, the notes) in a private offering, at par, under an indenture dated March 11, 2011, between HII and The Bank of New York Mellon, as trustee.

The terms of the senior notes restrict the company’s ability and the ability of certain of HII’s subsidiaries to: incur additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into transactions with stockholders or affiliates and effect a consolidation or merger.

The performance of the company’s obligations pursuant to the notes, including any repurchase obligations resulting from a change of control, are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII’s existing and future domestic restricted subsidiaries that guarantees debt under the HII Credit Facility (the Subsidiary Guarantors). The guarantees will rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII. HII has no independent assets or operations and the subsidiaries of HII other than the Subsidiary Guarantors are minor. There are no significant restrictions on the ability of HII or any Subsidiary Guarantor to obtain funds from their respective subsidiaries by dividend or loan.

Mississippi Economic Development Revenue Bonds — As of March 31, 2011, the company had $83.7 million outstanding from the issuance of Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually), and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds — As of March 31, 2011, the company had $21.6 million outstanding from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (GO Zone IRBs) issued by the Mississippi Business Finance Corporation. The initial issuance of the GO Zone IRBs was for $200 million of principal value, and in November 2010, in connection with the anticipated spin-off, HII purchased $178 million of the bonds using the proceeds from a $178 million intercompany loan with Northrop Grumman (see Note 17). The remaining bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The carrying amount and the related estimated fair value of the company’s long-term debt at March 31, 2011 are shown below. The fair value of the long-term debt was calculated based on recent trades, if available, or interest rates prevailing on debt with terms and maturities similar to the company’s existing debt arrangements.

	March 31, 2011
$ in millions	Carrying Amount	Fair Value
Long-term debt	$1,880	$1,945

8. INCOME TAXES

The company’s effective tax rates on income from operations were 35.7% and 46.8% for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, and March 31, 2010, the company’s effective tax rate differs from the statutory federal rate due to the domestic manufacturing deduction, the research and development credit, and nondeductible expenses. For the three months ended March 31, 2010, the company’s effective tax rate also includes the effects of the elimination of the tax benefits of the Medicare drug subsidy due to the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman that governs the respective rights, responsibilities, and obligations of Northrop Grumman and the company with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other taxes and related tax returns. The company is severally liable with Northrop Grumman for its income taxes for periods before the spin-off, and this several liability will continue after the spin-off. HII is obligated to indemnify Northrop Grumman for tax adjustments that increase the company’s taxable income for periods before the spin-off and are of a nature that could result in a correlative reduction in HII’s taxable income for periods after the spin-off. Northrop Grumman is obligated to indemnify HII for tax adjustments that decrease the company’s taxable income for periods before the spin-off and are of a nature that could result in a correlative increase in HII’s taxable income for periods after the spin-off. These payment obligations will only apply once the aggregate tax liability related to tax adjustments exceeds $5 million. Once the aggregate amount is exceeded, only the amount in excess of $5 million is required to be paid. See “Certain Relationships and Related Party Transactions—Agreements with Northrop Grumman Related to the Spin-Off—Tax Matters Agreement” in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

The company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The IRS is currently conducting an examination of Northrop Grumman’s consolidated tax returns, of which HII was part, for the years 2007 through 2009. Open tax years related to state jurisdictions remain subject to examination. As of March 31, 2011, the date of the spin-off, the company’s liability for uncertain tax positions was approximately $6 million which relates solely to state income tax positions. Under the terms of the Separation and Distribution Agreement dated March 29, 2011, Northrop Grumman is obligated to reimburse HII for any settlement liabilities paid by HII to any government authority, which include state income taxes. Accordingly, the company has recorded a reimbursement receivable of approximately $6 million in Other Assets related to uncertain tax positions for state income taxes as of the spin-off. The company’s uncertain tax positions recorded after the spin-off are not material.

9. EARNINGS PER SHARE

On March 30, 2011, the record date of distribution, approximately 48.8 million shares of $0.01 par value HII common stock were distributed to Northrop Grumman stockholders. This share amount is being utilized for the calculation of basic and diluted income per common share for the three months ended March 31, 2011, and 2010 as no common stock of the company existed prior to March 30, 2011, and the impact of dilutive securities subsequent to the spin-off was not meaningful.

10. BUSINESS ARRANGEMENTS

HII periodically enters into business arrangements with non-affiliated entities. These arrangements generally consist of business ventures designed to deliver collective capabilities that would not have been available to the venture’s participants individually, and also provide a single point of contact during contract performance to the entity’s principal customer. In some arrangements, each equity participant receives a subcontract from the business venture for a pre-determined scope of work. In other cases, the arrangements rely primarily on the assignment of key personnel to the venture from each equity participant rather than subcontracts for a specific work scope. Based on the terms of these arrangements and the relevant GAAP related to consolidation accounting for such entities, the company does not consolidate the financial position, results of operations and cash flows of these entities into its consolidated financial statements, but accounts for them under the equity method. HII has recorded operating income related to earnings from equity method investees of $4 million and $3 million in its results of operations within the cost of service revenues for the three months ended March 31, 2011, and 2010, respectively. To the extent subcontracts are used in these arrangements, HII’s subcontract activities are recorded in the same manner as sales to non-affiliated entities. The assets, liabilities, results of operations and cash flows of these collaborative entities were not material to the company’s consolidated financial position, results of operations and cash flows for any period presented.

11. INVESTIGATIONS, CLAIMS, AND LITIGATION

False Claims Act Complaint — On January 31, 2011, the U. S. Department of Justice first informed the company through Northrop Grumman of a False Claims Act complaint that the company believes was filed under seal by one or more plaintiff(s) (relator(s)) in mid-2010 in the United States District Court for the District of Columbia. The redacted copy of the complaint that the company received (Complaint) alleges that through largely unspecified fraudulent means Northrop Grumman and the company obtained federal funds that were restricted by law for the consequences of Hurricane Katrina (Katrina), and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the company were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorney’s fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

For several years, Northrop Grumman has pursued recovery under its insurance policies which also provided coverage to the company for property damage and business interruption losses related to Katrina. One of the insurers involved in those actions has made allegations that overlap significantly with certain of the issues raised in the Complaint, including allegations that Northrop Grumman and the company used certain Katrina related funds for losses under the contracts unrelated to the hurricane. Northrop Grumman and the company believe that the insurer’s defenses, including those related to the use of Katrina funding, are without merit.

The company has agreed to cooperate with the government investigation relating to the False Claims Act Complaint. The company has been advised that the Department of Justice has not made a decision whether to intervene. Based upon a review to date of the information available to the company, the company believes that it has substantive defenses to the allegations in the Complaint. The company believes that the claims as set forth in the Complaint evidence a fundamental lack of understanding of the terms and conditions in the company’s shipbuilding contracts, including the post-Katrina modifications to those contracts, and the manner in which the parties performed in connection with the contracts. Based upon a review to date of the information available to the company, the company believes that the claims as set forth in the Complaint lack merit and are not likely to result in a material adverse effect on its consolidated financial position, results of operations, or cash flows. The company intends vigorously to defend the matter, but the company cannot predict what new or revised claims might be asserted or what information might come to light and can give no assurances regarding the ultimate outcome.

U.S. Government Investigations and Claims — Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on the company because of its reliance on government contracts.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised Integrated Coast Guard Systems, LLC (ICGS), a limited liability company which was formed between the company’s Ingalls Shipbuilding division and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking approximately $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company relating to the 123-foot conversion effort. Damages under the False Claims Act are subject to trebling. On October 15, 2009, the three defendants moved to dismiss the Fifth Amended complaint. On April 5, 2010, the District Court ruled on the defendants’ motions to dismiss, granting them in part and denying them in part. As to the company, the District Court dismissed conspiracy claims and those pertaining to the Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) systems. On October 27, 2010, the District Court entered summary judgment for the company on the relator’s hull, mechanical and electrical (HM&E) allegations and continued the trial date to December 1, 2010, to allow the relator and a co-defendant time to finalize a settlement. On November 10, 2010, relator acknowledged that with the dismissal of the HM&E claims, no issues remained against the company for trial and the Court subsequently vacated the December 1, 2010 trial date.

On November 12, 2010, relator filed a motion for reconsideration regarding the Court’s denial of his motion to amend the Fifth Amended Complaint. On November 19, 2010, relator filed a second motion for reconsideration regarding the Court’s order granting summary judgment on the HM&E claims. Relator’s motions for reconsideration were denied on March 28, 2011 and the Court entered a final judgment the same day. Relator filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit on April 13, 2011.

Based upon the available information regarding matters that are subject to U.S. Government investigations, the company believes that the outcome of any such matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Asbestos-Related Claims— HII and its predecessors in interest are defendants in a long-standing series of cases filed in numerous jurisdictions around the country wherein former and current employees and various third party persons allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, in addition to the company, several of its former executive officers are also named defendants. In some instances, partial or full insurance coverage is available to the company for its liability and that of its former executive officers. Because of the varying nature of these actions, and based upon the information available to the company to date, the company believes it has substantive defenses in many of these cases but can give no assurance that it will prevail on all claims in each of these cases. The company believes that the ultimate resolution of these cases will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Litigation — Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company believes that the resolution of any of these various claims and legal proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

12. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies — Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2011, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Guarantees of Performance Obligations — From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the company’s products and services as described in Note 10. The company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. At March 31, 2011, the company is not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Quality Issues — In conjunction with a second quarter 2009 review of design, engineering and production processes at Ingalls undertaken as a result of leaks discovered in the USS San Antonio’s (LPD-17) lube oil system, the company became aware of quality issues relating to certain pipe welds on ships under production as well as those that had previously been delivered. Since that discovery, the company has been working with its customer to determine the nature and extent of the pipe weld issue and its possible impact on related shipboard systems. This effort has resulted in the preparation of a technical analysis of the problem, additional inspections on the ships, a rework plan for ships previously delivered and in various stages of production, and modifications to the work plans for ships being placed into production, all of which has been done with the knowledge and support of the U.S. Navy. Incremental costs associated with the anticipated resolution of these matters that are the responsibility of the company have been reflected in the financial performance analysis and contract booking rates since the second quarter of 2009.

In the fourth quarter of 2009, certain bearing wear and debris were found in the lubrication system of the main propulsion diesel engines (MPDE) installed on LPD-21. The company is participating with the U.S. Navy and other industry participants involved with the MPDEs in a review panel established by the U.S. Navy to examine the MPDE lubrication system’s design, construction, operation and maintenance for the LPD-17 class of ships. The team is focusing on identification and understanding of the root causes of the MPDE diesel bearing wear and the debris in the lubrication system and potential future impacts on maintenance costs. To date, the review has identified several potential system improvements for increasing reliability of the system. Certain changes are being implemented on ships under construction at this time and the U.S. Navy is implementing some changes on in-service ships in the class at the earliest opportunity.

In July 2010, the U.S. Navy released its report documenting the results of a Judge Advocate General’s manual (JAGMAN) investigation of the failure of MPDE bearings on LPD-17 subsequent to the U.S. Navy’s Planned Maintenance Availability (PMA), which was completed in October 2009. During sea trials following the completion of the U.S. Navy conducted PMA, one of the ship’s MPDEs suffered a casualty as the result of a bearing failure. The JAGMAN investigation determined that the bearing failure could be attributed to a number of possible factors, including deficiencies in the acquisition process, maintenance, training, and execution of shipboard programs, as well as debris from the construction process. The company’s technical personnel reviewed the JAGMAN report and provided feedback to the U.S. Navy on the report recommending that the company and the U.S. Navy perform a comprehensive review of the LPD-17 Class propulsion system design and its associated operation and maintenance procedure in order to enhance reliability. Discussions between the company and the U.S. Navy on this recommendation are ongoing.

The company and the U.S. Navy continue to work in partnership to investigate and identify any additional corrective actions to address quality issues associated with ships manufactured in the company’s Ingalls shipyards and the company will implement appropriate corrective actions. The company does not believe that the ultimate resolution of the matters described above will have a material adverse effect upon its consolidated financial position, results of operations, or cash flows.

The company has also encountered various quality issues on its Aircraft Carrier construction and overhaul programs and its Virginia Class Submarine construction program at its Newport News location. These primarily involve matters related to filler metal used in pipe welds identified in 2007, and issues associated with non-nuclear weld inspection and the installation of weapons handling equipment on certain submarines, and certain purchased material quality issues identified in 2009. The company does not believe that resolution of these issues will have a material adverse effect upon its consolidated financial position, results of operations, or cash flows.

Environmental Matters —The estimated cost to complete remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2011, the probable future cost for environmental remediation sites is $3 million, which is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Financial Arrangements — In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the company’s self-insured workers’ compensation plans. At March 31, 2011, there were $120 million of stand-by letters of credit issued but undrawn and $296 million of surety bonds outstanding related to HII.

U.S. Government Claims — From time to time, the U.S. Government advises the company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the company and U.S. Government representatives engage in discussions to enable HII to evaluate the merits of these claims as well as to assess the amounts being claimed. The company does not believe that the outcome of any such matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

13. IMPACTS FROM HURRICANES

In 2008, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produced compartments for two of the LPD amphibious transport dock ships under construction at the Ingalls shipyards. As a result of the delays and cost growth caused by the subcontractor’s production delays, HII’s operating income was reduced by approximately $23 million during 2008. In the first quarter of 2010, the company received $17 million in final settlement of its claim, which was recorded as a reduction to cost of product sales.

In August 2005, the company’s Ingalls operations were significantly impacted by Hurricane Katrina and the company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. As of the date of the storm, the company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery.

The company has recovered a portion of its Hurricane Katrina claim, including $62 million in recovery of lost profits in 2007. The company expects that its remaining claim will be resolved separately with the two remaining insurers, Factory Mutual Insurance Company (FM Global) and Munich-American Risk Partners (Munich Re) (see Note 14).

The company has full entitlement to any insurance recoveries related to business interruption impacts on net profitability resulting from these hurricanes. However, because of uncertainties concerning the ultimate determination of recoveries related to business interruption claims, in accordance with company policy no such amounts are recognized until they are resolved with the insurers. Furthermore, due to the uncertainties with respect to the company’s disagreement with FM Global in relation to the Hurricane Katrina claim, no receivables for insurance recoveries from FM Global have been recognized by the company in the accompanying condensed consolidated financial statements.

In accordance with U.S. Government cost accounting regulations affecting the majority of the company’s contracts, the cost of insurance premiums for property damage and business interruption coverage, other than “coverage of profit,” is an allowable expense that may be charged to contracts. Because a substantial portion of the company’s long-term contracts is flexibly-priced, the U.S. Government customer would benefit from a portion of insurance recoveries in excess of the net book value of damaged assets and clean-up and restoration costs paid by the company. When such insurance recoveries occur, the company is obligated to return a portion of these amounts to the U.S. Government. In recent discussions, the U.S. Navy has expressed its intention to challenge the allowability of certain post-Katrina depreciation costs charged or expected to be charged on contracts under construction in the Ingalls shipyards. It is premature to estimate the amount, if any, that the U. S. Navy will ultimately challenge. The company believes all of the replacement costs are recoverable under its insurance coverage and the amounts in question are included in the insurance claim. However, if HII is unsuccessful in its insurance recovery, the company believes there are specific rules in the CAS and FAR that would still render the depreciation on those assets allowable and recoverable through its contracts with the U.S. Navy as these replacement costs provide benefit to the U.S. Government. The company believes that its depreciation practices are in conformity with the FAR, and that, if the U.S. Navy were to challenge the allowability of such costs, the company will be able to successfully resolve this matter with no material adverse impact to the company’s consolidated financial position, results of operations, or cash flows.

14. HURRICANE KATRINA INSURANCE RECOVERIES

Through Northrop Grumman, the company is pursuing legal action against an insurance provider, FM Global, arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 13). Legal action commenced against FM Global on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. FM Global appealed the District Court’s order and on August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of Northrop Grumman’s interest, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. On April 2, 2009, the Ninth Circuit denied Northrop Grumman’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, Northrop Grumman filed a motion seeking leave of court to file a complaint adding Aon Risk Services, Inc. of Southern California (Aon) as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. On August 26, 2010, the District Court denied Northrop Grumman’s motion to add Aon as a defendant to the case pending in the district court, finding that Northrop Grumman has a viable option to bring suit against Aon in state court. Also on August 26, 2010, the District Court granted FM Global’s motion for summary judgment based upon California’s doctrine of efficient proximate cause, and denied FM Global’s motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the company sustained wind damage apart from the storm surge. The company intends to continue to pursue the breach of contract action against FM Global. On January 27, 2011 Northrop Grumman filed suit against Aon in the Los Angeles Superior Court seeking damages for professional negligence, breach of contract and negligent misrepresentation as well as for declaratory relief. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of this matter. However, if the company by and through Northrop Grumman is successful in its claim, the potential impact to its consolidated financial position, results of operations, or cash flows would be favorable.

During 2008, notification from Munich Re, the only remaining insurer within the primary layer of insurance coverage with which a resolution has not been reached, was received noting that it will pursue arbitration proceedings against Northrop Grumman related to approximately $19 million owed by Munich Re to Northrop Grumman Risk Management Inc. (NGRMI), a wholly owned subsidiary of Northrop Grumman, for certain losses related to Hurricane Katrina. An arbitration was later invoked by Munich Re in the United Kingdom under the reinsurance contract. Northrop Grumman was subsequently notified that Munich Re is seeking reimbursement of approximately $44 million of funds previously advanced to NGRMI for payment of claim losses of which Munich Re provided reinsurance protection to NGRMI pursuant to an executed reinsurance contract, and $6 million of adjustment expenses. The company believes that NGRMI is entitled to full reimbursement of its covered losses under the reinsurance contract and has substantive defenses to the claim of Munich Re for return of the funds paid to date. If the matters are resolved in NGRMI’s favor, then it would be entitled to the remaining $19 million owed for covered losses and it would have no further obligations to Munich Re. Any payments to be made to NGRMI in connection with this matter would be for the benefit of the company and any reimbursement to be made to Munich Re would be made by the company.

15. RETIREMENT BENEFITS

Defined Benefit Pension Plans — The company maintains several defined benefit pension plans covering the majority of its employees. Pension benefits for most employees are based on the employee’s years of service and compensation. It is the policy of HII to fund at least the minimum amount required for all the sponsored plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into benefit trusts. The pension benefit for most employees is based upon criteria whereby employees earn age and service points over their employment period.

Defined Contribution Plans — The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, as well as certain union employees. HII contributions for most plans are based on cash matching of company employee contributions up to 4% of compensation. Certain union employees are covered under a target benefit plan. In addition to the 401(k) defined contribution plan, non-represented company employees hired after June 30, 2008 are eligible to participate in a HII-sponsored defined contribution program in lieu of a defined benefit pension plan.

Medical and Life Benefits — The company maintains several health care plans by which the company provides a portion of the costs for certain health and welfare benefits for a significant number of its active and retired employees. Covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Qualifying dependents are also eligible for medical coverage. HII reserves the right to amend or terminate the plans at any time.

The effect of the Medicare prescription drug subsidy from the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 to reduce the company’s net periodic postretirement benefit cost was not material for the periods presented and accumulated postretirement benefit obligation was $20 million as of March 31, 2011. The effect of the Medicare subsidy was reflected in the financial statements.

New Health Care Legislation — The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during the first quarter of 2010. These new laws will impact the company’s future costs of providing health care benefits to its employees beginning in 2013 and beyond. The initial passage of the laws will eliminate the company’s tax benefits under the Medicare prescription drug subsidies associated with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 beginning in 2013. The company continues to assess the extent to which the provisions of the new laws will affect its future health care and related employee benefit plan costs.

Summary Plan Results

The cost to the company of its retirement benefit plans is shown in the following table.

	Three Months Ended March 31
	Pension Benefits		Medical and Life Benefits
$ in millions	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$31	$32	$4	$4
Interest cost	50	45	10	10
Expected return on plan assets	(66)	(58)	—	—
Amortization of
Prior service cost (credit)	3	3	(2)	(2)
Net loss from previous years	8	10	2	2

Net periodic benefit cost	$26	$32	$14	$14

Employer Contributions — The company’s cash requirements for 2011 are approximately $3 million for its non-qualified pension plans and approximately $37 million for its other post-retirement benefit plans. These contributions represent the expected payments to participants of HII’s non-qualified pension plans and retiree medical and life insurance plans. For the three months ended March 31, 2011, benefit payments of $1 million and $9 million have been made from the company’s non qualified pension plans and its other post-retirement benefit plans, respectively. No contributions to the qualified pension plans were made in three months ended March 31, 2011, and none are expected to be required in the current calendar year.

Most plan sponsors were subject to the minimum required contribution rules of the Pension Protection Act of 2006 (PPA) beginning in 2008. However, the PPA provides a delayed effective date for plans maintained by certain employers with revenue from defense contracts. The delayed effective date is to provide time for the standards for government reimbursable pension costs to be updated to take into account the larger pension contributions expected to be required of employers under the new funding rules. Beginning in 2011, HII is subject to the minimum required contribution rules of the PPA. Based on the funding position of HII’s qualified pension plans, the company does not expect to have any cash-required contributions in 2011 under the PPA. HII will continue to evaluate the effect of the PPA on required funding levels.

Re-measurement in Connection with the Spin-Off — Effective March 30, 2011, Northrop Grumman legally separated co-mingled pension and medical and life plans that contained participants of both the company and other Northrop Grumman subsidiaries. As a result, the company re-measured the assets and projected benefit obligation of the separated pension and medical and life plans. The results of the re-measurement were not material to the company’s consolidated financial position or results of operations.

16. STOCK COMPENSATION PLANS

Effect of the Spin-Off

Prior to the spin-off, HII’s current and former employees participated in certain of Northrop Grumman’s stock-based award plans (the Northrop Grumman Plan). As of the date of the spin-off, the shares, options, and rights under the Northrop Grumman Plan were converted to shares, options, and rights under The Huntington Ingalls Industries, Inc. 2011 Long Term Incentive Plan (the 2011 Plan). The conversion was effected so that the outstanding stock-based awards held by the company’s current and former employees on the Distribution Date were adjusted to reflect the value of the distribution such that the intrinsic value of such awards was not diluted at the time of, and due to, the separation. This was achieved using the conversion rate stated in Note 1. Unless otherwise stated, share amounts and share prices detailed below have been retroactively adjusted to reflect the impact of the conversion. The company measured the fair value of the awards immediately before and after the conversion, and there is no related incremental compensation expense associated with the conversion.

The following is a description of those Northrop Grumman Plan awards, which were converted into awards under the 2011 Plan.

Converted Stock Options — As of the date of the spin-off, outstanding options held by HII’s current and former employees under the Northrop Grumman Plan were converted to options of HII under the 2011 Plan. Based on the conversion factor of 1.65, as determined in the spin-off agreement, approximately 1.0 million options in the Northrop Grumman Plan were converted into approximately 1.6 million options in the 2011 Plan. Of the 1.6 million options issued under the 2011 Plan, approximately 1.4 million were fully vested at the time of conversion. The cumulative intrinsic value of the options at conversion was maintained in the conversion, and totaled $15 million at March 31, 2011. The unrecognized compensation expense related to unvested options converted was $1 million, which will be recognized over a weighted average period of 1.6 years. There were no additional options granted during the three months ended March 31, 2011.

A summary of the status of the company’s stock option awards at March 31, 2011 is presented below.

	Shares Under Option (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at March 31, 2011	1,646	$33.05	3.6 years	$15
Exercisable at March 31, 2011	1,411	$33.18	3.3 years	$13

Converted Restricted Stock Awards — As of the date of the spin-off, outstanding Restricted Performance Share Rights (RPSRs) in the Northrop Grumman Plan were converted to RPSRs of HII under the 2011 Plan. Under the Northrop Grumman Plan, those rights were subject to performance criteria which impact the ultimate number of shares that vest. Upon conversion, the performance factors for approximately 0.7 million stock rights were fixed based on the achievement of pre-spin-off targets under the Northrop Grumman Plan, and continue to vest only based on continued service of the employee holder. Upon conversion, approximately 0.5 million converted stock rights are subject to continued performance targets established by the company.

The 2011 Plan

The 2011 Plan was approved by the HII Board of Directors effective March 31, 2011. The 2011 Plan allows for grants to employees of three general types: stock options, stock appreciation rights (SARs), and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII’s stock on the date of grant (market options), with the exception of those options issued in exchange for Northrop Grumman stock options. Stock awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the company. The fair value of the performance-based stock awards is determined based on the closing market price of HII’s common stock on the grant date. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria, or service criteria.

In the first quarter of 2011, in addition to those grants under the plan related to the converted awards discussed above, the company issued new awards under the 2011 Plan as follows:

Restricted Performance Stock Rights (RPSRs) — On March 31, 2011, the company granted 0.5 million rights at a share price of $41.50. These rights are subject to graded vesting based on service over 2 years and 9 months from the date of grant, as well as the achievement of performance based targets at the end of the same period. Based upon the company’s results measured against such targets, between 0 and 200% of the original stated grant will ultimately vest.

Restricted Stock Rights (RSRs) — In connection with the spin off, retention stock awards were granted to key employees to ensure a successful transition and business continuity. On March 31, 2011, the company granted 0.7 million restricted stock rights at a share price of $41.50 with cliff vesting on the third anniversary of the grant.

A summary of the status of the company’s stock awards at March 31, 2011 is presented below.

Outstanding at March 31, 2011	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Converted restricted stock awards	1,190	$31.74	1.2 years
New restricted stock awards	1,197	$41.50	2.9 years

Total stock awards	2,387	$36.64	2.0 years

Compensation Expense

Total stock-based compensation recorded by HII for the value of the awards granted to company employees and non-employee members of the Board of Directors for the three months ended March 31, 2011, and 2010, was $8 million and $3 million, respectively, of which less than $1 million related to stock options as of each period end and $8 million and $3 million, related to stock awards, respectively.

Tax benefits recognized in the unaudited condensed consolidated statements of operations for stock-based compensation during each of the three months ended March 31, 2011, and 2010, was $4 million and $3 million, respectively.

Unrecognized Compensation Expense

At March 31, 2011, there was $1 million of unrecognized compensation expense related to unvested stock option awards, which will be recognized over a weighted average period of 1.6 years. In addition, there was $25 million of unrecognized compensation expense associated with the 2011 RSRs, which will be recognized over a period of three years.

At March 31, 2011, there was $23 million of unrecognized compensation expense associated with the RPSRs converted as part of the spin-off, which will be recognized over a weighted average period of 1.2 years. In addition, there was $18 million of unrecognized expense associated with the 2011 RPSRs which will be recognized over 2.8 years.

17. RELATED PARTY TRANSACTIONS AND FORMER PARENT COMPANY EQUITY

Allocation of General Corporate Expenses – Pre-Spin-Off

The consolidated financial statements for the three months ended March 31, 2010 and through March 30, 2011, the date of the spin-off, reflect an allocation of general corporate expenses from Northrop Grumman. These costs have historically been allocated to HII’s contracts, unless prohibited by the FAR. These costs generally fall into one of the following categories:

Northrop Grumman management and support services —This category includes costs for functions such as human resources, treasury, risk management, internal audit, finance, tax, legal, executive office and other administrative support. Human resources, employee benefits administration, treasury and risk management are generally allocated to the company based on relative gross payroll dollars; internal audit is generally allocated based on audit hours incurred related to the company; and the remaining costs are generally allocated using a three-factor-formula that considers the company’s relative amounts of revenues, payroll and average asset balances as compared to the total value of these factors for all Northrop Grumman entities utilizing these support services (the Three Factor Formula). The unaudited condensed consolidated financial statements include Northrop Grumman management and support services allocations totaling $32 million and $26 million for the three months ended March 31, 2011, and 2010, respectively.

Shared services and infrastructure costs — This category includes costs for functions such as information technology support, systems maintenance, telecommunications, procurement and other shared services while HII was a subsidiary of Northrop Grumman. These costs are generally allocated to the company using the Three Factor Formula or based on usage. The unaudited condensed consolidated statement of operations reflects shared services and infrastructure costs allocations totaling $80 million and $75 million for the three months ended March 31, 2011 and 2010, respectively.

Northrop Grumman-provided benefits — This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, incentive compensation and other benefits. These costs are generally allocated to the company based on specific identification of the benefits provided to company employees participating in these benefit plans. The unaudited condensed consolidated financial statements include Northrop Grumman-provided benefits allocations totaling $193 million and $179 million for the three months ended March 31, 2011, and 2010, respectively.

Management believes that the methods of allocating these costs are reasonable, consistent with past practices, and in conformity with cost allocation requirements of CAS or the FAR.

Northrop Grumman Transitional Services – Post-Spin-Off

In connection with the spin-off, HII entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries will provide HII with certain services for a limited time to help ensure an orderly transition following the distribution.

Under the Transition Services Agreement, Northrop Grumman will provide certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services to HII. These services will be provided at cost and are planned to extend generally for a period of six to twelve months. See “Certain Relationships and Related Party Transactions—Agreements with Northrop Grumman Related to the Spin-Off—Transition Services Agreement” in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011. For the three months ended March 31, 2011, costs incurred for these services under the Transition Services Agreement were not material.

Related Party Sales and Cost of Sales

Prior to the spin-off, HII purchased and sold certain products and services from other Northrop Grumman businesses. Purchases of products and services from these affiliated entities, which were recorded at cost, were $44 million and $22 million for the three months ended March 31, 2011 and 2010, respectively. Sales of products and services to these entities were $1 million and $3 million for the three months ended March 31, 2011, and 2010, respectively.

Notes Payable to Former Parent

Immediately prior to the spin-off on March 30, 2011, and as of December 31, 2010, the company had $715 million of promissory notes outstanding with Northrop Grumman. These notes were issued in conjunction with Northrop Grumman’s purchase of Newport News Shipbuilding in 2001 and the tender and purchase of $178 million of the GO Zone IRBs in November 2010 discussed in Note 7. These notes were payable on demand and included $537 million of principal with an annual interest rate of 5% and $178 million of principal with an annual interest rate of 4.55%. Accrued and unpaid interest totaled $248 million and $239 million as of March 30, 2011, and December 31, 2010, respectively. Intercompany interest expense of $9 million and $7 million is included in interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2011, and 2010, respectively.

In connection with the spin-off, the intercompany debt and accrued interest thereon in their entirety were contributed to the company’s additional paid-in capital by Northrop Grumman. As of March 31, 2011, no borrowing or lending relationship exists between Northrop Grumman and HII.

Former Parent’s Equity in Unit

Transactions between HII and Northrop Grumman prior to the spin-off have been included in the condensed consolidated financial statements and were effectively settled for cash at the time the transaction was recorded. The net effect of the settlement of these transactions is reflected as Former Parent’s Equity in Unit in the consolidated statements of position.

HUNTINGTON INGALLS INDUSTRIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Spin-Off

On March 31, 2011, Northrop Grumman completed the spin-off of Huntington Ingalls Industries, Inc. (herein referred to as “HII,” the “company,” “we,” “us,” or “our”) from Northrop Grumman, following which we became an independent, publicly owned company. On March 30, 2011, the record date for the distribution, Northrop Grumman stockholders of record received one share of HII common stock for every six shares of Northrop Grumman common stock held.

As part of the spin-off, Northrop Grumman completed an internal reorganization, as described in “The Spin-Off—Background” in our information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011. To complete the spin-off, Northrop Grumman distributed to its stockholders all of the shares of our common stock. After completion of the spin-off, we became an independent, publicly owned company and own and operate the legacy Northrop Grumman shipbuilding business. We entered into a series of agreements with Northrop Grumman, including the Separation and Distribution Agreement and other agreements, which govern the relationship between us and Northrop Grumman subsequent to the spin-off and provide for the allocation between us and Northrop Grumman of various assets, liabilities and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities). These agreements are described in “Certain Relationships and Related Party Transactions—Agreements with Northrop Grumman Related to the Spin-Off” in our information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

Our Business

HII is organized into two operating segments, Ingalls and Newport News, which also represent our reportable segments. Through our Ingalls segment, we are the sole supplier and builder of amphibious assault and expeditionary ships to the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the U.S. Navy’s current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. We build more ships, in more ship types and classes, than any other U.S. naval shipbuilder. We are also one of the nation’s leading full-service providers for the design, engineering, construction, and life cycle support of major surface ship programs for the U.S. Navy. As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority defense technology programs in the United States. We conduct most of our business with the U.S. Government, principally the Department of Defense.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011, which provides additional information regarding our products and services, industry outlook, and business trends.

Critical Accounting Policies, Estimates, and Judgments

There have been no material changes to our critical accounting policies, estimates, or judgments from those discussed in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

Contracts

We generate the majority of our business from long-term government contracts for design, production and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative costs. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the FAR and CAS regulations as allowable and allocable costs. Examples of costs incurred by us and not billed to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, certain legal costs, lobbying costs, charitable donations, interest expense, and advertising costs.

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, costs incurred and allocated to contracts with the U.S. Government are routinely audited by the DCAA.

Our long-term contracts typically fall into one of two broad categories:

Flexibly Priced Contracts — Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor’s allowable costs incurred plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor’s allowable costs, but are subject to a cost-share limit which affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached.

Firm Fixed-Price Contracts — A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is pre-determined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time-and-materials contracts are considered firm fixed-price contracts as they specify a fixed hourly rate for each labor hour charged.

Approximately 99% of our 2010 revenue was generated by flexibly priced contracts (including certain fixed-price incentive contracts which have exceeded their cost-share limit), with the remaining 1% from firm fixed-price arrangements. Substantially all of our revenue for 2010 was derived from the U.S. Government.

Contract Fees — Negotiated contract fee structures for both flexibly priced and firm fixed-price contracts include, but are not limited to: fixed-fee amounts, cost sharing arrangements to reward or penalize for either under or over cost target performance, positive award fees and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, percentage-of-completion of the contract, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Award Fees — Certain contracts contain provisions consisting of award fees based on performance criteria such as cost, schedule, quality and technical performance. Award fees are determined and earned based on an evaluation by the customer of our performance against such negotiated criteria. Fees that can be reasonably assured and reasonably estimated are recorded over the performance period of the contract.

Recent Developments in U.S. Cost Accounting Standards (CAS) Pension Recovery Rules

A substantial portion of our current and retired employee population is covered by pension plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension plans are subject to legislative and other government regulatory actions. For example, due to government regulations, pension plan cost recoveries under our government contracts may occur in different periods from when those pension costs are accrued for financial statement purposes or when pension funding is made. Timing differences between pension costs accrued for financial statement purposes or when pension funding occurs compared to when such costs are recoverable as allowable costs under our government contracts could have a material adverse effect on our cash flow from operations.

In addition, on May 10, 2010, the CAS Board published a Notice of Proposed Rulemaking (NPRM) that, if adopted, would provide a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) funding requirements. The NPRM would “harmonize” by partially mitigating the mismatch between CAS costs and PPA-amended minimum funding requirements under the Employee Retirement Income Security Act of 1974 (ERISA). Until the final rule is published, and to the extent that the final rule does not completely eliminate mismatches between ERISA funding requirements and CAS pension costs, government contractors maintaining defined benefit pension plans will continue to experience a timing mismatch between required contributions and pension expenses recoverable under CAS. We expect the rule to be issued in 2011. The final rule is expected to apply to contracts starting the year following the award of the first CAS covered contract after the effective date of the new rule. This would mean the rule would most likely apply to our contracts in 2012. We anticipate that contractors will be entitled to an equitable adjustment on existing contracts for any additional CAS contract costs resulting from the final rule.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended March 31
$ in millions, except per share amounts	2011	2010
Sales and service revenues	$1,684	$1,712
Cost of sales and service revenues	1,450	1,471
General and administrative expenses	149	154
Operating income	85	87
Interest expense	(15)	(10)
Federal income taxes	25	36
Net earnings	45	41
Diluted earnings per share	0.92	0.85

Operating Performance Assessment and Reporting

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the critical accounting policies, estimates, and judgments described in our notes to condensed consolidated financial statements in Part I, Item 1. Our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Due to FAR rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts, however, are described in our analysis.

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended March 31
$ in millions	2011	2010
Product sales	$1,466	$1,454
Service revenues	218	258

Total sales and service revenues	$1,684	$1,712

Product sales in the three months ended March 31, 2011 increased $12 million from the same period in 2010. The change includes higher sales volume on the CVN-78 Gerald R. Ford aircraft carrier construction program, the CVN-71 USS Theodore Roosevelt RCOH, the SSN-774 Virginia-class submarine construction program, and the National Security Cutter program. These increases were substantially offset by lower sales volume on the DDG-51 program following delivery of DDG-107 USS Gravely in the third quarter of 2010 and DDG-110 USS William P. Lawrence in the first quarter of 2011, and reduced sales volume in the LPD program.

Service revenues in the three months ended March 31, 2011 decreased $40 million, or 16%, from the same period in 2010. The decrease is primarily due to the completion of the CVN-65 USS Enterprise Extended Dry-docking Selected Restricted Availability (EDSRA) in the second quarter of 2010.

Cost of Sales and Service Revenues and General and Administrative Expenses

Cost of sales and service revenues and general and administrative expenses were as follows:

	Three Months Ended March 31
$ in millions	2011	2010
Cost of product sales	$1,253	$1,251
% of product sales	85.5%	86.0%
Cost of service revenues	197	220
% of service revenues	90.4%	85.3%
General and administrative expenses	149	154
% of total sales and service revenues	8.8%	9.0%

Cost of sales and service revenues and general and administrative expenses	$1,599	$1,625

Cost of Product Sales and Service Revenues

Cost of product sales in the three months ended March 31, 2011 increased $2 million from the same period in 2010 primarily as a result of the sales volume changes described above. Cost of product sales as a percentage of product sales was essentially unchanged from the comparable period in 2010.

Cost of service revenues in the three months ended March 31, 2011 decreased $23 million, or 10%, from the same period in 2010 primarily as a result of the lower sales volume described above. The increase in cost of service revenues as a percentage of service revenues was primarily the result of performance improvements realized on the CVN-65 USS Enterprise EDSRA in the first half of 2010 which were not present in 2011, as the EDSRA was completed in the second quarter of 2010.

General and Administrative Expenses

In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most corporate home office and other general and administrative costs are considered allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost.

General and administrative expenses in the three months ended March 31, 2011 decreased $5 million, or 3%, from the comparable period in 2010, due principally to a $9 million decrease in the net pension and post-retirement benefits adjustment (see “Net Pension and Post-Retirement Benefits Adjustment” below).

Operating Income

We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and corporate home office and other general and administrative expenses.

We internally manage our operations by reference to “segment operating income.” Segment operating income is defined as operating income before net pension and post-retirement benefits adjustment and deferred state income taxes, neither of which affects segment performance. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under the generally accepted accounting principles in the United States (GAAP), and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income to total operating income.

	Three Months Ended March 31
$ in millions	2011	2010
Segment operating income	$84	$99
Net pension and post-retirement benefits adjustment	(4)	(13)
Deferred state income taxes	5	1

Total operating income	$85	$87

Segment Operating Income

Segment operating income in the three months ended March 31, 2011 was $84 million, a decrease of $15 million from the same period in 2010. Segment operating income was 5.0% and 5.7% of sales and service revenues for the three months ended March 31, 2011 and 2010, respectively. The results for the first quarter of 2010 include business interruption insurance recovery related to Hurricane Ike (see Note 13 to the condensed consolidated financial statements in Part I, Item 1). Activity within each segment is discussed in “Segment Operating Results” below.

Net Pension and Post-Retirement Benefits Adjustment

Net pension and post-retirement benefits adjustment reflects the difference between expenses for pension and other post-retirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with CAS.

The net pension and post-retirement benefits adjustment was an expense of $4 million and $13 million in the three months ended March 31, 2011, and 2010, respectively. The decrease in net expense in 2011 is primarily due to lower GAAP pension expense principally as a result of favorable returns on pension plan assets in 2010.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

The benefit provided by deferred state income taxes in the three months ended March 31, 2011 was $5 million, compared to a benefit of $1 million in the same period in 2010. The change was primarily due to the timing of contract-related deductions.

Interest Expense

Interest expense for the three months ended March 31, 2011 increased $5 million from the same period in 2010, primarily due to accrued interest on the HII senior notes, which were issued on March 11, 2011 in connection with the spin-off.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended March 31, 2011 was 35.7% compared with 46.8% in the same period in 2010. The decrease in effective tax rate is due primarily to the elimination of certain tax benefits with the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. (See Note 8 to the condensed consolidated financial statements in Part I, Item 1.)

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Three Months Ended March 31
$ in millions	2011	2010
Sales and Service Revenues
Ingalls	$761	$827
Newport News	940	907
Intersegment eliminations	(17)	(22)

Total sales and service revenues	$1,684	$1,712

Operating Income
Ingalls	$17	$24
Newport News	67	75

Total Segment Operating Income	84	99
Non-segment factors affecting operating income
Net pension and post-retirement benefits adjustment	(4)	(13)
Deferred state income taxes	5	1

Total operating income	$85	$87

Sales and Service Revenues

Period-to-period sales reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in reported revenues due to varying production activity levels, delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding operating income change based on the margin rate for a particular contract.

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including net pension and post-retirement benefits expenses and deferred state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract (EAC) that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters (such as hurricanes), resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized (such as warranty reserves) could also impact contract earnings. Where such items have occurred, and the effects are material, a separate description is provided.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page 34.

INGALLS

	Three Months Ended March 31
$ in millions	2011	2010
Sales and service revenues	$761	$827
Segment operating income	17	24
As a percentage of segment sales	2.2%	2.9%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2011 decreased $66 million, or 8%, from the same period in 2010, primarily driven by lower sales in Surface Combatants and in Expeditionary Warfare, partially offset by higher sales in Coast Guard & Coastal Defense. The decrease in Surface Combatants was primarily due to lower sales volume on the DDG-51 program following delivery of DDG-107 USS Gravely in the third quarter of 2010 and DDG-110 USS William P. Lawrence in the first quarter of 2011. The decrease in Expeditionary Warfare was due to lower sales volume in the LPD program. The increase in Coast Guard & Coastal Defense was primarily due to higher sales volume on the fourth National Security Cutter, the contract for which was awarded in the fourth quarter of 2010.

Segment Operating Income

Ingalls operating income for the three months ended March 31, 2011 was $17 million compared with $24 million in the same period in 2010. The results for the first quarter of 2010 include business interruption insurance recovery related to Hurricane Ike (see Note 13 to the condensed consolidated financial statements in Part I, Item 1), which was partially offset by unfavorable performance in the LPD program.

NEWPORT NEWS

	Three Months Ended March 31
$ in millions	2011	2010
Sales and service revenues	$940	$907
Segment operating income	67	75
As a percentage of segment sales	7.1%	8.3%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2011increased $33 million, or 4%, from the same period in 2010, primarily driven by higher sales in Aircraft Carriers and in Submarines, partially offset by lower sales in Fleet Support. The increase in Aircraft Carriers was primarily due to higher sales volume on CVN-78 Gerald R. Ford and CVN-71 USS Theodore Roosevelt RCOH, partially offset by lower volume on the CVN-65 USS Enterprise EDSRA, which was completed in the second quarter of 2010. The increase in Submarines was primarily due to higher sales volume on the construction of SSN-774 Virginia-class submarines. The decrease in Fleet Support was primarily due to lower activity in the San Diego fleet maintenance market.

Segment Operating Income

Newport News operating income for the three months ended March 31, 2011 was $67 million compared with $75 million in the same period 2010. The decrease was primarily due to the impact of lower margins on CVN-78 Gerald R. Ford.

BACKLOG

Total backlog at March 31, 2011, and December 31, 2010, was approximately $17 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity (IDIQ) orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment at March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
$ in millions	Funded	Unfunded	Total	Funded	Unfunded	Total
Ingalls	$5,123	$373	$5,496	$4,317	$581	$4,898
Newport News	5,304	6,560	11,864	5,248	7,191	12,439

Total backlog	$10,427	$6,933	$17,360	$9,565	$7,772	$17,337

Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 31% of the $17 billion total backlog at December 31, 2010 is expected to be converted into sales in 2011. U.S. Government orders comprised substantially all of the total backlog at the end of 2010.

Awards

The value of new contract awards during the three months ended March 31, 2011, was approximately $1.7 billion. Significant new awards during this period include $1.1 billion for construction of LPD-26 John P. Murtha, $206 million for continuation of advance planning efforts for the CVN-72 USS Abraham Lincoln RCOH, and $89 million for long-lead material procurement activities for the U.S. Coast Guard’s fifth National Security Cutter (unnamed).

LIQUIDITY AND CAPITAL RESOURCES

We endeavor to ensure the most efficient conversion of operating results into cash for deployment in operating our businesses and maximizing stockholder value. We use various financial measures to assist in capital deployment decision making, including net cash provided by operating activities and free cash flow. We believe these measures are useful to investors in assessing our financial performance.

The table below summarizes key components of cash flow used in operating activities.

	Three Months Ended March 31
$ in millions	2011	2010
Net earnings	$45	$41
Deferred income taxes	(33)	(26)
Other non-cash items (1)	45	50
Retiree benefit funding less than expense	31	35
Trade working capital increase	(452)	(217)

Net cash used in operating activities	$(364)	$(117)

(1)	Comprised of depreciation and amortization.

Cash Flows

The following is a discussion of our major operating, investing and financing activities for the three months ended March 31, 2011, and 2010, respectively, as classified on the condensed consolidated statements of cash flows.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 was $364 million compared with cash used of $117 million in the same period in 2010. The change of $247 million was due principally to an increase in trade working capital of $235 million, which was primarily related to the timing of cash collections from our customers. U.S. Federal income tax payments made by Northrop Grumman on our behalf were $64 million and $42 million in the three months ended March 31, 2011, and 2010, respectively.

Investing Activities

Cash used by investing activities for the three months ended March 31, 2011, was $63 million compared with $32 million for the same period in 2010, consisting entirely of capital expenditures in both periods.

Financing Activities

In connection with the spin-off, we have (i) incurred $1,200 million of debt (consisting of $600 million of 6.875% senior notes due in 2018 and $600 million of 7.125% senior notes due in 2021) and (ii) entered into a credit facility with third-party lenders in an amount of $1,225 million, comprised of a $575 million term loan (due in 2016 with a variable interest rate based on LIBOR plus a spread based on our leverage ratio; the current spread is 2.5% and may vary between 2.0% and 3.0%), and a $650 million revolving credit facility (maturing in 2016 with a variable interest rate on drawn borrowings based on LIBOR plus a spread based upon our leverage ratio; the current spread is 2.5% and may vary between 2.0% and 3.0%; and with a commitment fee rate on the unutilized balance based on leverage ratio; the current leverage ratio is 0.5% and may vary between 0.35% and 0.5%), of which approximately $120 million of letters of credit was issued but undrawn as of March 31, 2011, and the remaining $530 million of which was unutilized at that time.

Prior to the spin-off, transactions between Northrop Grumman and us were reflected as effectively settled for cash at the time of the transaction and are included in financing activities in the unaudited condensed consolidated statements of cash flows. The net effect of these transactions is reflected in Former Parent’s Equity in Unit in the unaudited condensed consolidated statements of financial position. In connection with the spin-off, we transferred $1,429 million of the proceeds of the HII senior notes and the HII credit facility to Northrop Grumman.

Free Cash Flow

Free cash flow represents cash from operating activities less capital expenditures. We believe free cash flow is a useful measure for investors to consider. This measure is a key factor in our planning as it represents cash used from our operations.

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as an indicator of performance.

The table below reconciles net cash used in operating activities to free cash flow.

	Three Months Ended March 31
$ in millions	2011	2010
Net cash used in operating activities	$(364)	$(117)
Less capital expenditures	(63)	(32)

Free cash flow from operations	$(427)	$(149)

Other Sources and Uses of Capital

Additional Capital — We expect cash generated from operations in combination with our existing credit facilities to be sufficient to service debt, meet contractual obligations, and finance capital expenditures for the next twelve months.

Financial Arrangements — In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers’ compensation plans. At March 31, 2011, there were $120 million of stand-by letters of credit issued but undrawn and $296 million of surety bonds outstanding related to our operations.

Retirement of Debt — Immediately prior to the spin-off on March 30, 2011, and as of December 31, 2010, the company had $715 million of promissory notes payable to Northrop Grumman, together with accrued and unpaid interest totaling $248 million and $239 million as of March 30, 2011, and December 31, 2010, respectively. In connection with the spin-off, the intercompany debt and accrued interest thereon in their entirety were contributed to the company’s additional paid-in capital by Northrop Grumman.

For a description of our outstanding debt amounts and related restrictive covenants, see Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we had no significant off-balance sheet arrangements other than the surety bonds and letters of credit discussed in “Other Sources and Uses of Capital” above and operating leases. For a description of our operating leases, see “Notes to Consolidated Financial Statements—Notes 2 and 14” in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

CONTRACTUAL OBLIGATIONS

In connection with the spin-off, we have (i) issued notes in an amount of $1,200 million to third parties and (ii) entered into a credit facility with third-party lenders in an amount of $1,225 million. These credit instruments were presented in the pro forma contractual obligations information included in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

Additionally, in connection with the spin-off, we entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries will provide us with certain services for a limited time to help ensure an orderly transition following the spin-off. We expect that the costs for the Transition Services Agreement will be comparable to those included in our historical consolidated financial statements, and as such we believe no material change has occurred to the contractual obligations information included in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

ACCOUNTING STANDARDS UPDATES

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to accounting standards updates.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in these statements. Factors that may cause such differences include:

•	changes in government and customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);

•	our ability to obtain new contracts, estimate our costs and perform effectively;

•	risks related to our spin-off from Northrop Grumman (including our increased costs and debt);

•	our ability to realize the expected benefits from consolidation of our Ingalls facilities;

•	natural disasters;

•	adverse economic conditions in the United States and globally; and

•	other risk factors discussed in our filings with the SEC.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business, and we undertake no obligations to update any forward-looking statements.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of some of the programs mentioned in this Form 10-Q.

Program Name	Program Description
Carrier New Construction CVN-78 Gerald R. Ford-class	New aircraft carrier for the 21st century with increased warfighting capabilities, new propulsion plant, and reduced ship manning. Designed for modular construction and focused on operating cost reduction.

Carrier RCOH	Complex overhaul of ship’s machinery and equipment, including significant renovation and modernization work and refueling of both the ship’s reactors.

CVN-65 USS Enterprise	Maintain and support the world’s first nuclear-powered aircraft carrier, the inactivation of which is expected to start in 2013.

Submarine New Construction SSN-774 Virginia-class and Fleet Support	Post-Cold War design focused on maneuverability, stealth, warfighting capability and affordability. Designed for modular construction and constructed under a teaming agreement with Electric Boat. Planning yard services for Los Angeles-class and Seawolf-class.

DDG-51 Arleigh Burke-class Destroyer	Most advanced surface combatant in the fleet. 62-Ship Program/28 awarded to the company.

LPD-17 San Antonio-class Amphibious Transport Dock Ship	Supports amphibious assault and special operations. Capable of transporting and landing 700 to 800 marines, their equipment and supplies.

LHA-6 America-class Next Generation Amphibious Ship for Joint Operations	Navy’s largest warfare ship for joint operations containing gas turbines and all electric auxiliaries.

National Security Cutter (Legend Class)	Largest/most capable of the U.S. Coast Guard’s new multi-mission cutters. Includes twin-screw propulsion and large flight deck with two hangars.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Other than the items discussed below, there have been no changes from our disclosure included in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

Interest Rates — The financial instruments subject to interest rate risk include floating rate borrowings under the credit agreement. At March 31, 2011, we had $575 million in floating rate debt outstanding under the credit facility’s term loan (and our $650 million revolver remained undrawn as of March 31, 2011). Based on the amounts outstanding under the credit facility as of March 31, 2011, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $6 million on an annual basis.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2011. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 11 to the condensed consolidated financial statements in Part I, Item 1. In addition to the matters disclosed in Note 11, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually, or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part II, Item 1A below.

Item 1A.	Risk Factors

The information presented below sets forth material changes from the risk factors described in “Risk Factors” in our information statement filed as Exhibit 99.1 to our current report on Form 8-K filed on April 4, 2011, and should be read in conjunction with the risk factors and information described therein.

Unforeseen environmental costs could have a material adverse effect on our financial position, results of operations or cash flows.

Our operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns or other actions commonly referred to as “green initiatives.” To comply with current and future environmental laws and regulations and to meet this goal, we expect to incur capital and operating costs.

The nature of shipbuilding operations requires the use of hazardous materials. Our shipyards also generate significant quantities of wastewater, which we treat before discharging pursuant to various permits. In order to handle these materials, our shipyards have an extensive network of above-ground and underground storage tanks, some of which have leaked and required remediation in the past. In addition, the extensive handling of these materials sometimes results in spills in the shipyards and occasionally in the adjacent rivers and waterways where we operate. The shipyards also have extensive waste handling programs that we maintain and periodically modify consistent with changes in applicable regulations. See “Business—Environmental, Health and Safety” in our information statement filed as Exhibit 99.1 to our current report on Form 8-K filed on April 4, 2011.

Various federal, state and local environmental laws and regulations impose limitations on the discharge of pollutants into the environment and establish standards for the transportation, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for noncompliance and certain environmental laws impose joint and several “strict liability” for remediation of spills and releases of oil and hazardous substances rendering a person liable for environmental clean-up and remediation costs and damage, without regard to negligence or fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of or conditions caused by Northrop Grumman and others.

Environmental laws and regulations can also impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or decrease the likelihood of accidental hazardous substance releases. We also incur, and expect to continue to incur, costs to comply with current federal and state environmental laws and regulations related to the cleanup of pollutants previously released into the environment. In addition, if we are found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the U.S. Environmental Protection Agency (the EPA) on the “Excluded Parties List” maintained by the General Services Administration. The listing would continue until the EPA concludes that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract while they are listed by the EPA.

The adoption of new laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our ability to recover such costs under previously priced contracts or financial insolvency of other responsible parties could cause us to incur costs in the future that could have a material adverse effect on our financial position, results of operations, or cash flows.

On March 21, 2011, new EPA regulations became final. These regulations, entitled “National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters,” restrict emissions from industrial boilers, among other sources. HII owns and operates five residual oil-fired industrial boilers for supplying process and building steam along with supplying high pressure steam to ships under construction, which are subject to emissions limits under the new regulations. We believe that the operation of these boilers will be significantly restricted by these regulations. The capital cost to upgrade or replace these boilers to bring them into compliance with the regulations could be significant and could adversely impact our financial position, results of operations, or cash flows.

During 2010, Northrop Grumman announced its intention to wind down our construction activities at Avondale, our Louisiana shipyard, in 2013 and two Louisiana components facilities by 2013 and consolidate all Gulf Coast construction into our Mississippi facilities. The transition plan, covering a period of more than two years, provides the opportunity to work with federal, state and local officials and others to explore other uses for the Avondale facility, allowing time for an orderly adjustment of the Avondale workforce. Recently, we closed and terminated the lease on the components facility in Tallulah, Louisiana. Our other components facility in Louisiana has also been closed. It is possible that the winding down of operations at Avondale may result in environmental costs. However, these costs are not known and cannot be reasonably estimated at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Separation and Distribution Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

3.2	Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

4.1	Indenture dated as of March 11, 2011 between Huntington Ingalls Industries, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 8 to Registration Statement on Form 10 filed on March 15, 2011).

10.1	Employee Matters Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.2	Insurance Matters Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.3	Intellectual Property License Agreement, dated as of March 29, 2011, between Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.4	Tax Matters Agreement, dated as of March 29, 2011, among Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.5	Transition Services Agreement, dated as of March 29, 2011, among Northrop Grumman Systems Corporation, Northrop Grumman Shipbuilding, Inc., Northrop Grumman Corporation (formerly New P, Inc.) and Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.6	Performance and Indemnity Agreement related to the Gulf Opportunity Zone Industrial Revenue Development Bonds dated as of March 30, 2011 between Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation).

10.7	Performance and Indemnity Agreement related to certain performance guarantees associated with certain U.S. Navy shipbuilding contracts dated as of March 30, 2011 between Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation).

10.8	Ingalls Guaranty Performance, Indemnity and Termination Agreement dated as of March 29, 2011 among Huntington Ingalls Industries, Inc., Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc.

10.9	Huntington Ingalls Industries Supplemental Plan 2 (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.10	Huntington Ingalls Industries ERISA Supplemental Plan (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.11	Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.12	Huntington Ingalls Industries Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.13	Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.14	Huntington Ingalls Industries Officers Retirement Account Contribution Plan (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.15	HII Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.16	Huntington Ingalls Industries Electronic Systems Executive Pension Plan (incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.17	Huntington Ingalls Industries, Inc. Special Officer Retiree Medical Plan (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.18	Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 8 to Registration Statement on Form 10 filed on March 15, 2011).

10.19	The 2011 Incentive Compensation Plan of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.20	Credit Agreement dated as of March 11, 2011 among Huntington Ingalls Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and Credit Suisse AG, as swingline lender (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 9 to Registration Statement on Form 10 filed on March 16, 2011).

10.21	Terms and Conditions applicable to Non-Employee Director Stock Units Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.22	Terms and Conditions Applicable to 2011 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.23	Terms and Conditions Applicable to 2011 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.24	Terms and Conditions Applicable to 2011 Stock Options Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

11	Computation of Per Share Earnings (provided in Note 9 of the Notes to Condensed Consolidated Financial Statements under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Ingalls Industries, Inc.
(Registrant)

By:	/s/ DOUGLASS L. FONTAINE
Douglass L. Fontaine
Corporate Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)