Form 10-Q
period 2011-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2011-08-11
CIK 1501585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 8, 2011, 48,802,277 shares of common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2011	2010	2011	2010
Sales and Service Revenues
Product sales	$1,351	$1,432	$2,817	$2,886
Service revenues	212	178	430	436

Total sales and service revenues	1,563	1,610	3,247	3,322

Cost of Sales and Service Revenues
Cost of product sales	1,124	1,321	2,377	2,572
Cost of service revenues	179	148	376	368
General and administrative expenses	169	161	318	315

Operating income (loss)	91	(20)	176	67
Interest expense	(30)	(10)	(45)	(20)

Earnings (loss) before income taxes	61	(30)	131	47
Federal income taxes (benefit)	21	(19)	46	17

Net earnings (loss)	$40	$(11)	$85	$30

Basic earnings (loss) per share	$0.81	$(0.23)	$1.73	$0.61
Weighted-average common shares outstanding, in millions	48.8	48.8	48.8	48.8

Diluted earnings (loss) per share	$0.80	$(0.23)	$1.72	$0.61
Weighted-average diluted shares outstanding, in millions	49.6	48.8	49.2	48.8

Net earnings (loss) from above	$40	$(11)	$85	$30
Other comprehensive income
Change in unamortized benefit plan costs	11	12	39	24
Tax (expense) benefit on change in unamortized benefit plan costs	(4)	1	(15)	2

Other comprehensive income, net of tax	7	13	24	26

Comprehensive income	$47	$2	$109	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

$ in millions	June 30 2011	December 31 2010
Assets
Current Assets
Cash and cash equivalents	$381	$—
Accounts receivable, net	898	728
Inventoried costs, net	389	293
Deferred income taxes	286	284
Prepaid expenses and other current assets	40	8

Total current assets	1,994	1,313

Property, plant, and equipment, net	1,985	1,997

Other Assets
Goodwill	1,134	1,134
Other purchased intangibles, net of accumulated amortization of $362 in 2011 and $352 in 2010	577	587
Pension plan asset	144	131
Debt issuance costs, net	52	—
Miscellaneous other assets	51	41

Total other assets	1,958	1,893

Total assets	$5,937	$5,203

Liabilities and Equity
Current Liabilities
Notes payable to former parent	$—	$715
Trade accounts payable	255	274
Current portion of long-term debt	29	—
Current portion of workers’ compensation liabilities	197	197
Accrued interest on notes payable to former parent	—	239
Current portion of post-retirement plan liabilities	145	146
Accrued employees’ compensation	186	203
Advance payments and billings in excess of costs incurred	83	107
Provision for contract losses	52	80
Other current liabilities	237	265

Total current liabilities	1,184	2,226

Long-term debt	1,844	105
Other post-retirement plan liabilities	573	567
Pension plan liabilities	407	381
Workers’ compensation liabilities	351	351
Deferred tax liabilities	113	99
Other long-term liabilities	54	56

Total liabilities	4,526	3,785

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding as of June 30, 2011: 48,799,261	—	—
Additional paid-in capital	1,864	—
Former parent’s equity in unit	—	1,933
Retained earnings	38	—
Accumulated other comprehensive loss	(491)	(515)

Total shareholders’ equity	1,411	1,418

Total liabilities and shareholders’ equity	$5,937	$5,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
$ in millions	2011	2010
Operating Activities
Net Earnings	$85	$30
Adjustments to reconcile to net cash used in operating activities
Depreciation	81	82
Amortization of purchased intangibles	10	14
Amortization of debt issuance cost	2	—
Stock based compensation	13	—
Decrease (increase) in
Accounts receivable	(171)	(175)
Inventoried costs	(114)	5
Prepaid expenses and other assets	(40)	(14)
Increase (decrease) in
Accounts payable and accruals	(77)	(17)
Deferred income taxes	(19)	(13)
Retiree benefits	59	70
Other non-cash transactions, net	(7)	(4)

Net cash used in operating activities	(178)	(22)

Investing Activities
Additions to property, plant, and equipment	(83)	(60)

Net cash used in investing activities	(83)	(60)

Financing Activities
Proceeds from issuance of long-term debt	1,775	—
Repayment of long-term debt	(7)	—
Debt issuance costs	(54)	—
Repayment of notes payable to former parent and accrued interest	(954)	—
Dividend to former parent in connection with spin-off	(1,429)	—
Proceeds from stock option exercises and issuance of common stock	1	—
Net transfers from former parent	1,310	82

Net cash provided by financing activities	642	82

Increase in cash and cash equivalents	381	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$381	$—

Supplemental Cash Flow Disclosure
Cash paid for income taxes	$11	$—
Cash paid for interest	$8	$8

Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$1	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30
$ in millions	2011	2010
Former Parent’s Equity in Unit
At beginning of year	$1,933	$1,968
Net earnings	47	30
Dividend to former parent	(1,429)	—
Contributed surplus	(1,861)	—
Net transfers from former parent	1,310	82

At end of period	—	2,080

Common Stock
At beginning of year	—	—
Common stock issuance	—	—

At end of period	—	—

Paid-in Capital
At beginning of year	—	—
Contributed surplus	1,861	—
Additional paid-in capital	3	—

At end of period	1,864	—

Retained Earnings
At beginning of year	—	—
Net earnings	38	—

At end of period	38	—

Accumulated Other Comprehensive Loss
At beginning of year	(515)	(531)
Other comprehensive income, net of tax	24	26

At end of period	(491)	(505)

Total shareholders’ equity	$1,411	$1,575

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

The spin-off from Northrop Grumman was a transaction under common control; therefore no change in the historical basis of HII’s assets or liabilities was recorded as part of the spin-off.

Basis of Presentation

Principles of Consolidation — The unaudited condensed consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) and the instructions to Form 10-Q of the Securities and Exchange Commission (SEC). All intercompany transactions and balances are eliminated in consolidation.

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

Transactions with Former Parent — Through the date of the spin-off, the unaudited condensed consolidated statements of operations include expense allocations for certain corporate functions historically provided to HII by Northrop Grumman, including, but not limited to, human resources, employee benefits administration, treasury, risk management, audit, finance, tax, legal, information technology support, procurement, and other shared services. These allocations are reflected in the unaudited condensed consolidated statements of operations within the expense categories to which they relate. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on various bases that are further discussed in Note 17. Based on management’s estimates of its stand-alone costs for similar corporate functions and services, HII believes that its prior cost allocations from Northrop Grumman are substantially consistent with what such costs would be on a stand-alone basis. However, the estimates are based on management’s judgment regarding its stand-alone company costs and not the actual costs incurred.

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

Accounting Estimates — The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

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

On March 31, 2011, Northrop Grumman completed the distribution to its stockholders of one share of HII common stock for every six shares of Northrop Grumman common stock held by holders of Northrop Grumman common stock. After separation, HII had 48,765,841 shares of common stock outstanding. The remaining Former Parent’s Equity in Unit balance, after the separation adjustments were recorded, was transferred to “Additional Paid-In Capital.” “Retained Earnings” reflected in the condensed consolidated statement of financial position represents net earnings after separation, as all prior earnings were transferred to Additional Paid-In Capital.

Cash and Cash Equivalents — For cash and cash equivalents, the carrying amounts approximate fair value due to the short-term nature of these items.

Accumulated Other Comprehensive Loss — The accumulated other comprehensive loss as of June 30, 2011, and December 31, 2010, was comprised of unamortized benefit plan costs of $491 million (net of tax benefits of $328 million) and $515 million (net of tax benefits of $343 million), respectively.

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

3. SEGMENT INFORMATION

The company is aligned into two reportable segments: Ingalls (formerly referred to as the Gulf Coast operations) and Newport News. The following table presents segment results for the three and six months ended June 30, 2011, and 2010.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2011	2010	2011	2010
Sales and Service Revenues
Ingalls	$708	$714	$1,469	$1,541
Newport News	872	$913	1,812	1,820
Intersegment eliminations	(17)	(17)	(34)	(39)

Total sales and service revenues	$1,563	$1,610	$3,247	$3,322

Operating Income (Loss)
Ingalls	$19	$(94)	$36	$(70)
Newport News	79	84	146	159

Total Segment Operating Income (Loss)	98	(10)	182	89
Non-segment factors affecting operating income
Net pension and post-retirement benefits adjustment	(4)	(14)	(8)	(27)
Deferred state income taxes	(3)	4	2	5

Total operating income (loss)	$91	$(20)	$176	$67

In the ordinary course of business, the company reevaluates the estimates at completion (EAC) on all major programs and makes the necessary adjustments to contract profitability when driven by events within the period. During the three months ended June 30, 2011, negative cumulative margin corrections of $19 million were recorded on the contract for LPD-22 through LPD-25 in the Ingalls segment.

Sales transactions between segments are recorded at cost.

Net Pension and Post-Retirement Benefits Adjustment — The net pension and post-retirement benefits adjustment reflects the difference between expenses for pension and other post-retirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with CAS.

4. AVONDALE WIND DOWN

In July 2010, plans were announced to consolidate the company’s Ingalls operations by winding down and subsequently closing the Avondale, Louisiana facility in 2013 after completing LPD-class ships currently under construction at this facility. Future LPD-class ships will be built in a single production line at the company’s Pascagoula, Mississippi facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity. Due to the consolidation, HII expects higher costs to complete ships currently under construction in Avondale due to anticipated reductions in productivity and, in the second quarter of 2010, increased the estimates to complete LPDs 23 and 25 by approximately $210 million. The company recognized a $113 million pre-tax charge to operating income for these contracts in the second quarter of 2010. HII is also exploring alternative uses of the Avondale facility, including alternative opportunities for the workforce.

In connection with and as a result of the decision to wind down shipbuilding operations at the Avondale, Louisiana facility, the company determined it would not meet certain requirements under its co-operative endeavor agreement with the State of Louisiana. Accordingly, the company recorded liabilities in 2010 to recognize this obligation and other employee severance and incentive liabilities, as well as certain asset retirement obligations which were necessitated as a result of the Avondale facility decision. In the first quarter of 2011, the company reimbursed the State of Louisiana under the co-operative endeavor agreement. In addition, the company anticipates that it will incur substantial other restructuring and facilities shutdown related costs, including but not limited to, severance, relocation expense, and asset write-downs related to the Avondale facilities. These costs are expected to be allowable expenses under government accounting standards and thus will be recoverable in future years’ overhead costs. These future costs could approximate $271 million, based on management’s current estimate. Such costs would be recoverable under existing flexibly priced contracts or future negotiated contracts at the Ingalls operations in accordance with the Federal Acquisition Regulation (FAR) provisions relating to the treatment of restructuring and shutdown related costs. The company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts and this submission is subject to review and acceptance by the U.S. Navy. The Defense Contract Audit Agency (DCAA), a Department of Defense (DoD) agency, prepared an initial audit report on the company’s previous cost proposal for the restructuring and shutdown related costs ($310 million), in which it stated that, in general, the proposal was not adequately supported in order for the DCAA to reach a conclusion. The DCAA also questioned approximately $25 million (approximately 8%) of the costs submitted by the company. The DCAA stated that it could not reach a final conclusion on the cost submission due to the then potential spin-off transaction. Accordingly, the DCAA did not accept the proposal as submitted. The company intends to resubmit its proposal to address the concerns expressed by the DCAA and to reflect the revised estimated total cost of $271 million. Should these costs be challenged by the U. S. Navy, there are prescribed dispute resolution alternatives to resolve such a challenge and the company would likely pursue a dispute resolution process, although it will create uncertainty as to the timing and eventual allowability of the restructuring costs related to the wind down of the Avondale facility.

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

The table below summarizes the company’s liability for restructuring and shut-down related costs associated with winding down the Avondale facility. As of June 30, 2011, these costs are comprised primarily of employee severance and relocation expense. These amounts were capitalized in Inventoried Costs, net, and will be recognized as expenses in cost of product sales beginning in 2013.

$ in millions	Employee Compensation	Other Accruals	Total
Balance at December 31, 2010	$27	$39	$66

Payments	(5)	(36)	(41)
Adjustments	20	(3)	17

Net change	15	(39)	(24)

Balance at June 30, 2011	$42	$—	$42

5. INVENTORIED COSTS, NET

Inventoried costs were composed of the following:

$ in millions	June 30 2011	December 31 2010
Production costs of contracts in process	$537	$681
General and administrative expenses	14	7
Progress payments received	(255)	(481)
Raw material inventory	93	86

Total inventoried costs, net	$389	$293

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

The carrying amount of goodwill as of June 30, 2011, and December 31, 2010, was $1,134 million. The carrying amounts of goodwill as of June 30, 2011, and December 31, 2010 for Ingalls and Newport News were $488 million and $646 million, respectively.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets, all of which are contract or program related intangible assets.

$ in millions	June 30 2011	December 31 2010
Gross carrying amount	$939	$939
Accumulated amortization	(362)	(352)

Net carrying amount	$577	$587

The company’s remaining purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Aggregate amortization expense for the six months ended June 30, 2011, and 2010, was $10 million and $14 million, respectively.

Expected amortization for purchased intangibles subsequent to June 30, 2011 is approximately $20 million annually through 2023, and approximately $9 million annually from 2024 through 2058.

7. DEBT

Long-term debt consisted of the following:

$ in millions	June 30 2011	December 31 2010
Term Loan due March 30, 2016	$568	$—
Senior Notes due March 15, 2018, 6.875%	600	—
Senior Notes due March 15, 2021, 7.125%	600	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21

Total long-term debt	1,873	105
Less current portion	29	—

Long-term debt, net of current portion	$1,844	$105

Credit Facility — In connection with the spin-off, the company entered into the HII Credit Facility with third-party lenders. The Credit Facility comprises (i) a five-year term loan facility of $575 million, which was funded on March 30, 2011, and (ii) a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The revolving credit facility will have a variable interest rate on drawn borrowings based on the London Interbank Offered Rate (LIBOR) plus a spread based upon the company’s leverage ratio and a commitment fee rate on the unutilized balance based on the company’s leverage ratio. The current spread is 2.5% and may vary between 2.0% and 3.0%. The current fee rate is 0.5% and may vary between 0.35% and 0.5%. As of June 30, 2011, approximately $121 million of letters of credit were issued but undrawn, and the remaining $529 million was unutilized.

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

The terms of the senior notes limit the company’s ability and the ability of certain of HII’s subsidiaries to: incur additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into transactions with stockholders or affiliates and effect a consolidation or merger.

Performance of the company’s obligations pursuant to the notes, including any repurchase obligations resulting from a change of control, is unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII’s existing and future domestic restricted subsidiaries that guarantees debt under the HII Credit Facility (the Subsidiary Guarantors). The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII. There are no significant restrictions on the ability of HII or any Subsidiary Guarantor to obtain funds from their respective subsidiaries by dividend or loan.

Mississippi Economic Development Revenue Bonds — As of June 30, 2011, the company had $83.7 million outstanding from the issuance of Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually), and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds — As of June 30, 2011, the company had $21.6 million outstanding from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (GO Zone IRBs) issued by the Mississippi Business Finance Corporation. The initial issuance of the GO Zone IRBs was for $200 million of principal value, and in November 2010, in connection with the anticipated spin-off, HII purchased $178 million of the bonds using the proceeds from a $178 million intercompany loan with Northrop Grumman (see Note 17). The remaining bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The carrying amount and the related estimated fair value of the company’s total long-term debt at June 30, 2011 are shown below. The fair value of the total long-term debt was calculated based on recent trades, if available, or interest rates prevailing on debt with terms and maturities similar to the company’s existing debt arrangements.

	June 30, 2011
$ in millions	Carrying Amount	Fair Value
Total long-term debt	$1,873	$1,935

8. INCOME TAXES

The company’s effective tax rate on earnings from operations for the three months ended June 30, 2011, and 2010, was 34.4% and 63.3%, respectively. The company’s effective tax rate on earnings from operations for the six months ended June 30, 2011, and 2010, was 35.1% and 36.2%, respectively. For the three and six months ended June 30, 2011, and 2010, the company’s effective tax rate differs from the statutory federal rate due to the domestic manufacturing deduction, the research and development credit, and other nondeductible expenditures. Additionally, for the three months ended June 30, 2010, the company’s effective tax rate reflects the favorable impact of the settlement of the Internal Revenue Service (IRS) examination of Northrop Grumman’s tax returns for the years 2004-2006. For the six months ended June 30, 2010, this favorable impact as offset by the unfavorable impact of the elimination of certain Medicare Part D tax benefits with the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

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

The company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The IRS is currently conducting an examination of Northrop Grumman’s consolidated tax returns, of which HII was part, for the years 2007 through 2009. Open tax years related to state jurisdictions remain subject to examination. As of March 31, 2011, the date of the spin-off, the company’s liability for uncertain tax positions was approximately $4 million, net of federal benefit, which relates solely to state income tax positions. Under the terms of the Separation and Distribution Agreement dated March 29, 2011, Northrop Grumman is obligated to reimburse HII for any settlement liabilities paid by HII to any government authority, which include state income taxes. Accordingly, the company has recorded a reimbursement receivable of approximately $4 million, net of federal benefit, in Other Assets related to uncertain tax positions for state income taxes as of the spin-off.

9. EARNINGS PER SHARE

On March 30, 2011, the record date of distribution, approximately 48.8 million shares of $0.01 par value HII common stock were distributed to Northrop Grumman stockholders. This share amount was utilized for the calculation of basic and diluted income per common share for the three months ended March 31, 2011, and all prior periods, as no common stock of the company existed prior to March 30, 2011, and the impact of dilutive securities in these periods was not meaningful.

The approach used to calculate basic and diluted shares for the three months ended March 31, 2011 was applied consistently in the calculation of basic and diluted shares for the three and six month periods ended June 30, 2011. As no common stock of the company existed prior to March 30, 2011, basic and diluted shares for the three and six month periods ended June 30, 2010 are assumed to represent the outstanding shares upon separation from Northrop Grumman.

Earnings per share was calculated using net earnings as presented in the unaudited condensed consolidated statements of operations and weighted average basic and diluted share amounts as presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(in millions of shares)	2011	2010	2011	2010
Weighted average number of common shares outstanding - basic	48.8	48.8	48.8	48.8
Effect of dilutive securities
Stock options	0.2	—	0.1	—
Restricted stock rights	—	—	—	—
Restricted performance stock rights	0.6	—	0.3	—

Weighted average number of common shares outstanding - diluted	49.6	48.8	49.2	48.8

The amounts presented above do not include the impact of potentially dilutive shares totaling 1.1 million shares as they would have been antidilutive for the three and six month periods ended June 30, 2011. Of these shares, 0.4 million shares relate to stock options and 0.7 million shares relate to restricted stock rights (RSRs).

Also excluded from the amounts above are potentially dilutive shares related to Restricted Performance Stock Right (RPSRs) to the extent that the performance conditions have not been satisfied. RPSRs are only included in the calculation of diluted shares to the extent that performance targets are achieved based on actual results at the end of each reporting period. As of June 30, 2011, 0.5 million RPSRs were outstanding and subject to continued performance targets with ultimate vesting between 30% and 200% of this amount to the extent that performance conditions are satisfied. As of June 30, 2011, the performance conditions on these awards had not been satisfied and are therefore included in the diluted shares calculation at the 30% minimum. As of June 30, 2011, 0.5 million RPSRs issued under the Huntington Ingalls Industries, Inc. 2011 Long Term Incentive Plan (the “2011 Plan”) were outstanding with ultimate vesting between 0% and 200% of this amount to the extent that performance conditions are satisfied. As of June 30, 2011, these awards had not satisfied the minimum performance target and therefore these shares are excluded from the calculation of diluted shares.

10. BUSINESS ARRANGEMENTS

HII periodically enters into business arrangements with non-affiliated entities. These arrangements generally consist of business ventures designed to deliver collective capabilities that would not have been available to the venture’s participants individually, and also provide a single point of contact during contract performance to the entity’s principal customer. In some arrangements, each equity participant receives a subcontract from the business venture for a pre-determined scope of work. In other cases, the arrangements rely primarily on the assignment of key personnel to the venture from each equity participant rather than subcontracts for a specific work scope. Based on the terms of these arrangements and the relevant GAAP related to consolidation accounting for such entities, the company does not consolidate the financial position, results of operations and cash flows of these entities into its consolidated financial statements, but accounts for them under the equity method. HII has recorded operating income related to earnings from equity method investees of $8 million and $7 million in its results of operations within the cost of service revenues for the six months ended June 30, 2011, and 2010, respectively. To the extent subcontracts are used in these arrangements, HII’s subcontract activities are recorded in the same manner as sales to non-affiliated entities. The assets, liabilities, results of operations and cash flows of these collaborative entities were not material to the company’s consolidated financial position, results of operations and cash flows for any period presented.

11. INVESTIGATIONS, CLAIMS, AND LITIGATION

False Claims Act Complaint — On January 31, 2011, the U. S. Department of Justice first informed the company through Northrop Grumman of a False Claims Act complaint that the company believes was filed under seal by one or more plaintiff(s) (relator(s)) in mid-2010 in the United States District Court for the District of Columbia. The redacted copy of the complaint that the company received (Complaint) alleges that through largely unspecified fraudulent means, Northrop Grumman and the company obtained federal funds that were restricted by law for the consequences of Hurricane Katrina (Katrina), and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the company were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys’ fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised Integrated Coast Guard Systems, LLC (ICGS), which was formed by Northrop Grumman and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking approximately $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company relating to the 123-foot conversion effort. Damages under the False Claims Act are subject to trebling. On October 15, 2009, the three defendants moved to dismiss the Fifth Amended complaint. On April 5, 2010, the District Court ruled on the defendants’ motions to dismiss, granting them in part and denying them in part. As to the company, the District Court dismissed conspiracy claims and those pertaining to the Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) systems. On October 27, 2010, the District Court entered summary judgment for the company on the relator’s hull, mechanical and electrical (HM&E) allegations and continued the trial date to December 1, 2010, to allow the relator and a co-defendant time to finalize a settlement. On November 10, 2010, relator acknowledged that with the dismissal of the HM&E claims, no issues remained against the company for trial and the Court subsequently vacated the December 1, 2010 trial date.

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

12. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies — Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2011, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Guarantees of Performance Obligations — From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the company’s products and services as described in Note 10. The company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. At June 30, 2011, the company is not aware of any existing event of default that would require HII to satisfy any of these guarantees.

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

Environmental Matters —The estimated cost to complete environmental remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2011, the probable future cost for environmental remediation sites is $3 million, which is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Financial Arrangements — In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the company’s self-insured workers’ compensation plans. At June 30, 2011, there were $121 million of stand-by letters of credit issued but undrawn and $295 million of surety bonds outstanding related to HII.

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

13. IMPACTS FROM HURRICANES

In 2008, a subcontractor’s operations in Texas were severely impacted by Hurricane Ike. The subcontractor produced compartments for two of the LPD amphibious transport dock ships under construction at the Ingalls shipyards. As a result of the delays and cost growth caused by the subcontractor’s production delays, HII’s operating income was reduced by approximately $16 million during 2008. In the first quarter of 2010, the company received $17 million in final settlement of its Hurricane Ike insurance claim, which was recorded as a reduction to cost of product sales.

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

14. HURRICANE KATRINA INSURANCE RECOVERIES

Through Northrop Grumman, the company is pursuing legal action against an insurance provider, FM Global, arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 13). Legal action commenced against FM Global on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. FM Global appealed the District Court’s order and on August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of Northrop Grumman’s interest, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. On April 2, 2009, the Ninth Circuit denied Northrop Grumman’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, Northrop Grumman filed a motion seeking leave of court to file a complaint adding Aon Risk Services, Inc. of Southern California (Aon) as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. On August 26, 2010, the District Court denied Northrop Grumman’s motion to add Aon as a defendant to the case pending in the district court, finding that Northrop Grumman has a viable option to bring suit against Aon in state court. Also on August 26, 2010, the District Court granted FM Global’s motion for summary judgment based upon California’s doctrine of efficient proximate cause, and denied FM Global’s motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the company sustained wind damage apart from the storm surge. The company intends to continue to pursue the breach of contract action against FM Global. On January 27, 2011, Northrop Grumman filed suit against Aon in the Los Angeles Superior Court seeking damages for professional negligence, breach of contract and negligent misrepresentation as well as for declaratory relief. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of this matter. However, if the company by and through Northrop Grumman is successful in its claim, the potential impact to its consolidated financial position, results of operations, or cash flows would be favorable.

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

15. RETIREMENT BENEFITS

Defined Benefit Pension Plans — The company participates in several defined benefit pension plans covering the majority of its employees. Pension benefits for most employees are based on the employee’s years of service and compensation. It is the policy of HII to fund at least the minimum amount required for all the sponsored plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations, by making payments into separate benefit trusts.

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

The effect of the Medicare prescription drug subsidy from the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 to reduce the company’s net periodic postretirement benefit cost was not material for the periods presented and accumulated postretirement benefit obligation was $19 million as of June 30, 2011. The effect of the Medicare subsidy was reflected in the financial statements.

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

Summary Plan Results

The cost to the company of its retirement benefit plans is shown in the following table.

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2011	2010	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$31	$32	$3	$3	$62	$64	$7	$7
Interest cost	50	46	10	9	100	91	20	19
Expected return on plan assets	(67)	(58)	—	—	(133)	(116)	—	—
Amortization of Prior service cost (credit)	3	3	(2)	(2)	6	6	(4)	(4)
Net loss from previous years	9	8	2	2	17	18	4	4

Net periodic benefit cost	$26	$31	$13	$12	$52	$63	$27	$26

Employer Contributions — The company’s cash requirements for 2011 are approximately $3 million for its nonqualified pension plans and approximately $37 million for its other post-retirement benefit plans. These contributions represent the expected payments to participants in HII’s nonqualified pension plans and retiree medical and life insurance plans. For the three months ended June 30, 2011, benefit payments of less than $1 million and $11 million have been made to the company’s nonqualified pension plans and its other post-retirement benefit plans, respectively. For the six months ended June 30, 2011, contributions of $1 million and $20 million have been made to the company’s nonqualified pension plans and its other post-retirement benefit plans, respectively. No contributions to the qualified pension plans were made in the six months ended June 30, 2011, and none are expected to be required for the remainder of 2011.

Most plan sponsors were subject to the minimum required contribution rules of the Pension Protection Act of 2006 (PPA) beginning in 2008. However, the PPA provides a delayed effective date for plans maintained by certain employers with revenue from defense contracts. The delayed effective date is to provide time for the standards for government reimbursable pension costs to be updated to take into account the larger pension contributions expected to be required of employers under the new funding rules. Beginning in 2011, HII is subject to the minimum required contribution rules of the PPA. Based on the funding position of HII’s qualified pension plans, the company does not expect to have any cash-required contributions under the PPA in 2011. HII will continue to evaluate the effect of the PPA on required funding levels.

Re-measurement in Connection with the Spin-Off — Effective March 30, 2011, Northrop Grumman legally separated comingled pension and medical and life plans that contained participants of both the company and other

Northrop Grumman subsidiaries. As a result, the company re-measured the assets and projected benefit obligation of the separated pension and medical and life plans. The results of the re-measurement were not material to the company’s consolidated financial position, results of operations, or cash flows.

16. STOCK COMPENSATION PLANS

Effect of the Spin-Off

Prior to the spin-off, HII’s current and former employees participated in certain of Northrop Grumman’s stock-based award plans (the Northrop Grumman Plan). As of the date of the spin-off, the shares, options, and rights under the Northrop Grumman Plan were converted to shares, options, and rights under the 2011 Plan. The conversion was effected so that the outstanding stock-based awards held by the company’s current and former employees on the Distribution Date were adjusted to reflect the value of the distribution such that the intrinsic value of such awards was not diluted at the time of, and due to, the separation. This was achieved using the conversion rate stated in Note 1. Unless otherwise stated, share amounts and share prices detailed below have been retroactively adjusted to reflect the impact of the conversion. The company measured the fair value of the awards immediately before and after the conversion, and there is no related incremental compensation expense associated with the conversion.

The following is a description of those Northrop Grumman Plan awards, which were converted into awards under the 2011 Plan.

Converted Stock Options — As of the date of the spin-off, outstanding options held by HII’s current and former employees under the Northrop Grumman Plan were converted to options of HII under the 2011 Plan. Based on the conversion factor of 1.65, as determined in the spin-off agreement, approximately 1.0 million options in the Northrop Grumman Plan were converted into approximately 1.6 million options in the 2011 Plan. Of the 1.6 million options issued under the 2011 Plan, approximately 1.4 million were fully vested at the time of conversion. The cumulative intrinsic value of the options at conversion was maintained in the conversion, and totaled $15 million at March 31, 2011. At June 30, 2011, the unrecognized compensation expense related to unvested options converted was $1 million, which will be recognized over a weighted average period of 1.3 years. There were no additional options granted during the six months ended June 30, 2011.

A summary of the status of the company’s stock option awards at June 30, 2011 is presented below.

	Shares Under Option (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2011	1,614	$33.14	3.3 years	$5
Exercisable at June 30, 2011	1,378	$33.29	3.0 years	$4

Converted Restricted Stock Awards — As of the date of the spin-off, outstanding RPSRs in the Northrop Grumman Plan were converted to RPSRs of HII under the 2011 Plan. Under the Northrop Grumman Plan, those rights were subject to performance criteria which impact the ultimate number of shares that vest. Upon conversion, the performance factors for approximately 0.7 million stock rights were fixed based on the achievement of pre-spin-off targets under the Northrop Grumman Plan, and continue to vest only based on continued service of the employee holder. Of these shares, 0.7 million are outstanding at June 30, 2011. Upon conversion, approximately 0.5 million converted stock rights are subject to continued performance targets established by the company. Of these shares, 0.5 million are outstanding at June 30, 2011.

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

In the first half of 2011, in addition to those grants under the plan related to the converted awards discussed above, the company issued new awards under the 2011 Plan as follows:

Restricted Performance Stock Rights (RPSRs) — On March 31, 2011, the company granted 0.5 million rights at a share price of $41.50. These rights are subject to cliff vesting based on service over 2 years and 9 months from the date of grant, as well as the achievement of performance based targets at the end of the same period. Based upon the company’s results measured against such targets, between 0% and 200% of the original stated grant will ultimately vest.

Restricted Stock Rights (RSRs) — In connection with the spin off, retention stock awards were granted to key employees to ensure a successful transition and business continuity. On March 31, 2011, the company granted 0.7 million restricted stock rights at a share price of $41.50 with cliff vesting on the third anniversary of the grant.

A summary of the status of the company’s stock awards at June 30, 2011 is presented below.

Outstanding at June 30, 2011	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Converted restricted stock awards	1,237	$31.72	1.0 years
New restricted stock awards	1,197	$41.50	2.6 years

Total stock awards	2,434	$36.53	1.7 years

Compensation Expense

Total stock-based compensation recorded by HII for the value of the awards granted to company employees and non-employee members of the Board of Directors for the three months ended June 30, 2011, and 2010, was $9 million and $4 million, respectively, of which less than $1 million related to stock options as of each period end and $9 million and $4 million related to stock awards, respectively. Total stock-based compensation recorded by HII for the six months ended June 30, 2011, and 2010, was $17 million and $7 million, respectively, of which less than $1 million related to stock options as of each period end and $17 million and $7 million related to stock awards, respectively.

Tax benefits recognized in the unaudited condensed consolidated statements of operations for stock-based compensation during each of the three months ended June 30, 2011, and 2010, was $3 million and $2 million, respectively. For the six months ended June 30, 2011, and 2010, tax benefits recognized were $6 million and $3 million, respectively.

Unrecognized Compensation Expense

At June 30, 2011, there was $1 million of unrecognized compensation expense related to unvested stock option awards, which will be recognized over a weighted average period of 1.3 years. In addition, there was $23 million of unrecognized compensation expense associated with the 2011 RSRs, which will be recognized over a period of 2.75 years.

At June 30, 2011, there was $19 million of unrecognized compensation expense associated with the RPSRs converted as part of the spin-off, which will be recognized over a weighted average period of 1.0 years. In addition, there was $16 million of unrecognized expense associated with the 2011 RPSRs which will be recognized over a period of 2.5 years.

17. RELATED PARTY TRANSACTIONS AND FORMER PARENT COMPANY EQUITY

Allocation of General Corporate Expenses – Pre-Spin-Off

The consolidated financial statements for the three and six months ended June 30, 2010 and the period from January 1, 2011 to March 30, 2011, the date of the spin-off, reflect an allocation of general corporate expenses from Northrop Grumman. These costs have historically been allocated to HII’s contracts, unless prohibited by the FAR, and generally fall into one of the following categories:

Northrop Grumman management and support services — This category includes costs for functions such as human resources, treasury, risk management, internal audit, finance, tax, legal, executive office and other administrative support. Human resources, employee benefits administration, treasury and risk management are generally allocated to the company based on relative gross payroll dollars; internal audit is generally allocated based on audit hours incurred related to the company; and the remaining costs are generally allocated using a three-factor-formula that considers the company’s relative amounts of revenues, payroll and average asset balances as compared to the total value of these factors for all Northrop Grumman entities utilizing these support services (the Three Factor Formula). The unaudited condensed consolidated financial statements include Northrop Grumman management and support services allocations totaling zero and $44 million for the three months ended June 30, 2011, and 2010, respectively, and $32 million and $70 million for the six months ended June 30, 2011, and 2010, respectively.

Shared services and infrastructure costs — This category includes costs for functions such as information technology support, systems maintenance, telecommunications, procurement and other shared services while HII was a subsidiary of Northrop Grumman. These costs are generally allocated to the company using the Three Factor Formula or based on usage. The unaudited condensed consolidated statement of operations reflects shared services and infrastructure costs allocations totaling zero and $88 million for the three months ended June 30, 2011, and 2010, respectively, and $80 million and $163 million for the six months ended June 30, 2011 and 2010, respectively.

Northrop Grumman-provided benefits — This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, incentive compensation and other benefits. These costs are generally allocated to the company based on specific identification of the benefits provided to company employees participating in these benefit plans. The unaudited condensed consolidated financial statements include Northrop Grumman-provided benefits allocations totaling zero and $188 million for the three months ended June 30, 2011, and 2010, respectively, and $193 million and $367 million for the six months ended June 30, 2011, and 2010, respectively.

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

Under the Transition Services Agreement, Northrop Grumman will provide certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services to HII. These services will be provided at cost and are planned to extend generally for a period of six to twelve months after the spin-off. See “Certain Relationships and Related Party Transactions—Agreements with Northrop Grumman Related to the Spin-Off—Transition Services Agreement” in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011. For each of the three months and six months ended June 30, 2011, costs incurred for these services under the Transition Services Agreement were approximately $33 million.

Related Party Sales and Cost of Sales

Prior to the spin-off, HII purchased and sold certain products and services from and to other Northrop Grumman businesses. Purchases of products and services from these affiliated entities, which were recorded at cost, were zero and $25 million for the three months ended June 30, 2011, and 2010, respectively, and $44 million and $47 million for the six months ended June 30, 2011, and 2010, respectively. Sales of products and services to these entities were zero and $2 million for the three months ended June 30, 2011, and 2010, respectively, and $1 million and $5 million for the six months ended June 30, 2011, and 2010, respectively.

Notes Payable to Former Parent

Immediately prior to the spin-off on March 30, 2011, and as of December 31, 2010, the company had $715 million of promissory notes outstanding with Northrop Grumman. These notes were issued in conjunction with Northrop Grumman’s purchase of Newport News Shipbuilding in 2001 and the tender and purchase of $178 million of the GO Zone IRBs in November 2010 discussed in Note 7. These notes were payable on demand and included $537 million of principal with an annual interest rate of 5% and $178 million of principal with an annual interest rate of 4.55%. Accrued and unpaid interest totaled $248 million and $239 million as of March 30, 2011, and December 31, 2010, respectively. Intercompany interest expense is included in interest expense in the condensed consolidated statements of operations in the amounts of zero and $7 million for the three months ended June 30, 2011, and 2010, respectively, and in the amounts of $9 million and $14 million for the six months ended June 30, 2011, and 2010, respectively.

In connection with the spin-off, the intercompany debt and accrued interest thereon in their entirety were contributed to the company’s additional paid-in capital by Northrop Grumman. As of June 30, 2011, no borrowing or lending relationship exists between Northrop Grumman and HII.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions, except per share amounts	2011	2010	2011	2010
Sales and service revenues	$1,563	$1,610	$3,247	$3,322
Cost of sales and service revenues	1,303	1,469	2,753	2,940
General and administrative expenses	169	161	318	315
Operating income (loss)	91	(20)	176	67
Interest expense	(30)	(10)	(45)	(20)
Federal income taxes (benefit)	21	(19)	46	17
Net earnings (loss)	40	(11)	85	30
Diluted earnings (loss) per share	0.80	(0.23)	1.72	0.61

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

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2011	2010	2011	2010
Product sales	$1,351	$1,432	$2,817	$2,886
Service revenues	212	178	430	436

Total sales and service revenues	$1,563	$1,610	$3,247	$3,322

Product sales and service revenues for the three and six months ended June 30, 2011, decreased $47 million and $75 million, respectively, as compared with the same periods in 2010. The changes include lower sales volume on the

DDG-51 program following delivery of DDG-107 USS Gravely in the third quarter of 2010 and DDG-110 USS William P. Lawrence in the first quarter of 2011, and lower sales volume on the CVN-65 USS Enterprise Extended Dry-docking Selected Restricted Availability (EDSRA), which was completed in the second quarter of 2010. These decreases were partially offset by higher sales on the LHA program, the National Security Cutter program, and the advance planning contract for the CVN-72 USS Abraham Lincoln Refueling and Complex Overhaul (RCOH). Additionally, during the second quarter of 2010 the LPD program was impacted by our decision to wind down shipbuilding operations at our Avondale facility in 2013 (see Note 4 to condensed consolidated financial statements in Part I, Item 1), which resulted in a reduction to product revenues in 2010 to reflect revised estimates to complete LPD-25.

Cost of Sales and Service Revenues and General and Administrative Expenses

Cost of sales and service revenues and general and administrative expenses were as follows:

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2011	2010	2011	2010
Cost of product sales	$1,124	$1,321	$2,377	$2,572
% of product sales	83.2%	92.2%	84.4%	89.1%
Cost of service revenues	179	148	376	368
% of service revenues	84.4%	83.4%	87.4%	84.4%
General and administrative expenses	169	161	318	315
% of total sales and service revenues	10.8%	10.0%	9.8%	9.5%

Cost of sales and service revenues and general and administrative expenses	$1,472	$1,630	$3,071	$3,255

Cost of Product Sales and Service Revenues

Cost of product sales and service revenues in the three and six months ended June 30, 2011, decreased $166 million and $187 million, or 11% and 6%, respectively, from the same periods in 2010. The decreases were primarily the result of a pre-tax charge of $113 million recognized in 2010 resulting from our decision to wind down shipbuilding operations at our Avondale facility in 2013 (see Note 4 to the condensed consolidated financial statements in Part I, Item 1), as well as the other sales volume changes described above.

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

General and administrative expenses in the three and six months ended June 30, 2011 increased $8 million and $3 million, or 5% and 1%, respectively, from the comparable periods in 2010. The increase was due principally to expenses associated with the transition to an independent company in 2011, partially offset by a decrease in the net pension and post-retirement benefits adjustment (see “Net Pension and Post-Retirement Benefits Adjustment” below).

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

The table below reconciles segment operating income to total operating income (loss).

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2011	2010	2011	2010
Segment operating income (loss)	$98	$(10)	$182	$89
Net pension and post-retirement benefits adjustment	(4)	(14)	(8)	(27)
Deferred state income taxes	(3)	4	2	5

Total operating income (loss)	$91	$(20)	$176	$67

Segment Operating Income

Segment operating income for the three months ended June 30, 2011 was $98 million, an increase of $108 million from the same period in 2010. The change was primarily the result of a pre-tax charge of $113 million recognized in 2010 resulting from our decision to wind down shipbuilding operations at our Avondale facility in 2013 (see Note 4 to the condensed consolidated financial statements in Part I, Item 1). Activity within each segment is discussed in “Segment Operating Results” below.

Segment operating income for the six months ended June 30, 2011 was $182 million, an increase of $93 million from the same period in 2010. The change was primarily the result of the $113 million pre-tax charge resulting from our decision to wind down shipbuilding operations at our Avondale facility as described above. The results for the first half of 2010 also include business interruption insurance recovery related to Hurricane Ike received in the first quarter (see Note 13 to the condensed consolidated financial statements in Part I, Item 1). Activity within each segment is discussed in “Segment Operating Results” below.

Net Pension and Post-Retirement Benefits Adjustment

Net pension and post-retirement benefits adjustment reflects the difference between expenses for pension and other post-retirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with CAS.

The net pension and post-retirement benefits adjustment was an expense of $4 million and $14 million in the three months ended June 30, 2011, and 2010, respectively. The net pension and post-retirement benefits adjustment was an expense of $8 million and $27 million in the six months ended June 30, 2011, and 2010, respectively. The decreases in net expense in 2011 are due primarily to lower GAAP pension expense principally as a result of favorable returns on pension plan assets in 2010.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense in the three months ended June 30, 2011 was $3 million, compared to a deferred state income tax benefit of $4 million in the same period in 2010. For the six months ended June 30, 2011, the benefit provided by deferred state income taxes was $2 million compared to a benefit of $5 million for the same period in 2010. The changes in both periods were primarily due to the timing of contract-related deductions.

Interest Expense

Interest expense for the three and six months ended June 30, 2011 increased $20 million and $25 million, respectively, from the same periods in 2010, primarily due to the HII senior notes and term loan established in connection with the spin-off. These increases were partially offset by the elimination of intercompany indebtedness to Northrop Grumman as of March 30, 2011.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended June 30, 2011 was 34.4% compared with 63.3% in the same period in 2010. For the three months ended June 30, 2010, our effective tax rate reflects the favorable impact of the settlement of the Internal Revenue Service (IRS) examination of Northrop Grumman’s tax returns for the years 2004-2006. The remainder of the change in effective tax rate was due primarily to a decrease in nondeductible expenditures in 2011. (See Note 8 to the condensed consolidated financial statements in Part I, Item 1.)

Our effective tax rate on earnings from operations for the six months ended June 30, 2011 was 35.1% compared with 36.2% in the same period in 2010. For the six months ended June 30, 2010, our effective tax rate reflects the unfavorable impact of the elimination of certain Medicare Part D tax benefits with the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, offset by the favorable impact of the settlement of the IRS examination of Northrop Grumman’s tax returns for the years 2004-2006.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2011	2010	2011	2010
Sales and Service Revenues
Ingalls	$708	$714	$1,469	$1,541
Newport News	872	$913	1,812	1,820
Intersegment eliminations	(17)	(17)	(34)	(39)

Total sales and service revenues	$1,563	$1,610	$3,247	$3,322

Operating Income (Loss)
Ingalls	$19	$(94)	$36	$(70)
Newport News	79	84	146	159

Total Segment Operating Income (Loss)	98	(10)	182	89
Non-segment factors affecting operating income
Net pension and post-retirement benefits adjustment	(4)	(14)	(8)	(27)
Deferred state income taxes	(3)	4	2	5

Total operating income (loss)	$91	$(20)	$176	$67

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including net pension and post-

retirement benefits expenses and deferred state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion (EAC) of the contract that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters (such as hurricanes), resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized (such as warranty reserves) could also impact contract earnings. Where such items have occurred, and the effects are material, a separate description is provided.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page 36.

INGALLS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2011	2010	2011	2010
Sales and service revenues	$708	$714	$1,469	$1,541
Segment operating income (loss)	19	(94)	36	(70)
As a percentage of segment sales	2.7%	(13.2%)	2.5%	(4.5%)

Sales and Service Revenues

Ingalls revenues for the three months ended June 30, 2011 decreased $6 million from the same period in 2010, primarily driven by lower sales in Surface Combatants, partially offset by higher sales in Expeditionary Warfare. The decrease in Surface Combatants was primarily due to lower sales volume on the DDG-51 program following delivery of DDG-107 USS Gravely in the third quarter of 2010 and DDG-110 USS William P. Lawrence in the first quarter of 2011. The increase in Expeditionary Warfare was due to higher sales volume in the LHA program. Additionally, during the second quarter of 2010, the LPD program was impacted by our decision to wind down shipbuilding operations at our Avondale facility in 2013 (see Note 4 to condensed consolidated financial statements in Part I, Item 1), which resulted in a reduction to product revenues in 2010 to reflect revised estimates to complete LPD-23 and LPD-25.

Ingalls revenues for the six months ended June 30, 2011 decreased $72 million, or 5%, from the same period in 2010, primarily driven by lower sales in Surface Combatants, partially offset by higher sales in Expeditionary Warfare and Coast Guard & Coastal Defense. The decrease in Surface Combatants was primarily due to lower sales volume on the DDG-51 program following delivery of DDG-107 USS Gravely in the third quarter of 2010 and DDG-110 USS William P. Lawrence in the first quarter of 2011. The increase in Expeditionary Warfare was due to higher sales volume in the LHA program. Additionally, during the second quarter of 2010 the LPD program was impacted by our decision to wind down shipbuilding operations at our Avondale facility in 2013 (see Note 4 to condensed consolidated financial statements in Part I, Item 1), which resulted in a reduction to product revenues in 2010 to reflect revised estimates to complete LPD-23 and LPD-25. The increase in Coast Guard & Coastal Defense was primarily due to higher sales volume on the fourth National Security Cutter, the contract for which was awarded in the fourth quarter of 2010.

Segment Operating Income

Ingalls operating income for the three months ended June 30, 2011 was $19 million compared with an operating loss of $94 million in the same period in 2010. The change was primarily the result of a pre-tax charge of $113 million recognized in 2010 resulting from our decision to wind down shipbuilding operations at our Avondale facility in 2013 (see Note 4 to the condensed consolidated financial statements in Part I, Item 1). The three months ended June 30, 2011 included negative cumulative margin corrections of $19 million on the LPD-22 through LPD-25 contract partially offset by performance improvements on other programs.

Ingalls operating income for the six months ended June 30, 2011 was $36 million compared with an operating loss of $70 million in the same period in 2010. The change was primarily the result of the $113 million pre-tax charge resulting from our decision to wind down shipbuilding operations at our Avondale facility as described above. The results for the first half of 2010 also include business interruption insurance recovery related to Hurricane Ike received in the first quarter (see Note 13 to the condensed consolidated financial statements in Part I, Item 1).

NEWPORT NEWS

	Three Months Ended June 30		Six Months Ended June 30
$ in millions	2011	2010	2011	2010
Sales and service revenues	$872	$913	$1,812	$1,820
Segment operating income	79	84	146	159
As a percentage of segment sales	9.1%	9.2%	8.1%	8.7%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2011 decreased $41 million, or 4%, from the same period in 2010, primarily driven by lower sales in Aircraft Carriers and in Submarines. The decrease in Aircraft Carriers was primarily due to lower volume on the CVN-71 USS Theodore Roosevelt RCOH and CVN-78 Gerald R. Ford, partially offset by higher sales volume on the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH. The decrease in Submarines was primarily due to the impact of performance improvements realized on the SSN-774 Virginia-class submarine program in the second quarter of 2010, which were not recurring in the same period in 2011.

Newport News revenues for the six months ended June 30, 2011 decreased $8 million from the same period in 2010, primarily driven by lower sales in Aircraft Carriers and in Fleet Support, partially offset by higher sales in Submarines. The decrease in Aircraft Carriers was primarily due to lower volume on the CVN-65 USS Enterprise EDSRA, which was completed in the second quarter of 2010, and the Post Shakedown Availability (PSA) for CVN-77 USS George H.W. Bush, which was completed in the first quarter of 2010, partially offset by higher sales volume on the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH. The decrease in Fleet Support was primarily due to lower activity in the San Diego fleet maintenance market. The increase in Submarines was primarily due to higher sales volume on the construction of SSN-774 Virginia-class submarines.

Segment Operating Income

Newport News operating income for the three months ended June 30, 2011 was $79 million compared with $84 million in the same period 2010. The decrease was primarily due to the lower sales volume described above and the impact of performance improvements realized on the SSN-774 Virginia-class submarine program in the second quarter of 2010, which were not recurring in the same period in 2011.

Newport News operating income for the six months ended June 30, 2011 was $146 million compared with $159 million in the same period 2010. The decrease was primarily due to the impact of performance improvements realized on the SSN-774 Virginia-class submarine program in the second quarter of 2010, which were not recurring in the first half of 2011. Additionally, the first half of 2011 reflected the impact of the sales volume changes described above.

BACKLOG

Total backlog at June 30, 2011, and December 31, 2010, was approximately $17 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity (IDIQ) orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment at June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
$ in millions	Funded	Unfunded	Total	Funded	Unfunded	Total
Ingalls	$5,304	$309	$5,613	$4,317	$581	$4,898
Newport News	6,565	4,650	11,215	5,248	7,191	12,439

Total backlog	$11,869	$4,959	$16,828	$9,565	$7,772	$17,337

Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 31% of the $17 billion total backlog at December 31, 2010 is expected to be converted into sales in 2011. U.S. Government orders comprised substantially all of the total backlog at the end of 2010.

Awards

The value of new contract awards during the six months ended June 30, 2011 was approximately $2.7 billion. Significant new awards during this period include contracts for construction of LPD-26 John P. Murtha, construction of DDG-113 (unnamed), continued execution of the CVN-71 USS Theodore Roosevelt RCOH, advance planning efforts for the CVN-72 USS Abraham Lincoln RCOH, and long-lead material procurement activities for the U.S. Coast Guard’s fifth National Security Cutter (unnamed).

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

The table below summarizes key components of cash flow used in operating activities.

	Six Months Ended June 30
$ in millions	2011	2010
Net earnings	$85	$30
Deferred income taxes	(19)	(13)
Other non-cash items (1)	106	96
Retiree benefit funding less than expense	59	70
Trade working capital increase	(409)	(205)

Net cash used in operating activities	$(178)	$(22)

(1)	Comprised of depreciation, amortization, and stock based compensation.

Cash Flows

The following is a discussion of our major operating, investing and financing activities for the six months ended June 30, 2011, and 2010, respectively, as classified on the condensed consolidated statements of cash flows.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was $178 million compared with cash used of $22 million in the same period in 2010. The change of $156 million was due principally to an increase in trade working capital of $204 million, which was primarily related to the timing of cash collections from our customers. Net cash paid by Northrop Grumman on our behalf for U.S. federal income tax obligations was $53 million and $26 million in the six months ended June 30, 2011, and 2010, respectively. Net cash paid by the company for federal and state income taxes in the six months ended June 30, 2011 was $11 million.

Investing Activities

Cash used by investing activities for the six months ended June 30, 2011 was $83 million compared with $60 million for the same period in 2010, consisting entirely of capital expenditures in both periods.

Financing Activities

In connection with the spin-off, we have (i) incurred $1,200 million of debt (consisting of $600 million of 6.875% senior notes due in 2018 and $600 million of 7.125% senior notes due in 2021) and (ii) entered into a credit facility with third-party lenders in an amount of $1,225 million, comprised of a $575 million term loan (due in 2016 with a variable interest rate based on LIBOR plus a spread based on our leverage ratio; the current spread is 2.5% and may vary between 2.0% and 3.0%), and a $650 million revolving credit facility (maturing in 2016 with a variable interest rate on drawn borrowings based on LIBOR plus a spread based upon our leverage ratio; the current spread is 2.5% and may vary between 2.0% and 3.0%; and with a commitment fee rate on the unutilized balance based on leverage ratio; the current leverage ratio is 0.5% and may vary between 0.35% and 0.5%), of which approximately $121 million of letters of credit was issued but undrawn as of June 30, 2011, and the remaining $529 million of which was unutilized at that time.

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

The table below reconciles net cash used in operating activities to free cash flow.

	Six Months Ended June 30
$ in millions	2011	2010
Net cash used in operating activities	$(178)	$(22)
Less capital expenditures	(83)	(60)

Free cash flow used in operations	$(261)	$(82)

Other Sources and Uses of Capital

Additional Capital — We expect cash generated from operations in combination with our existing credit facilities to be sufficient to service debt, meet contractual obligations, and finance capital expenditures for the next twelve months.

Financial Arrangements — In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers’ compensation plans. At June 30, 2011, there were $121 million of stand-by letters of credit issued but undrawn and $295 million of surety bonds outstanding related to our operations.

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

In the three months ended June 30, 2011, we made a scheduled quarterly Term Loan payment of $7 million using cash generated from operations.

For a description of our outstanding debt amounts and related restrictive covenants, see Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we had no significant off-balance sheet arrangements other than the surety bonds and letters of credit discussed in “Other Sources and Uses of Capital” above and operating leases. For a description of our operating leases, see “Notes to Consolidated Financial Statements—Notes 2 and 14” in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

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

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of some of the programs mentioned in this Form 10-Q.

Program Name	Program Description

Carrier New Construction CVN-78 Gerald R. Ford-class	Design and construction for the Ford-class program, which is the future aircraft carrier replacement program for CVN-65 USS Enterprise and CVN-68 Nimitz-class aircraft carriers. CVN-78 Gerald R. Ford (the first ship of the Ford-class) is currently under construction and is scheduled to be delivered in 2015. CVN-79 John F. Kennedy is under contract for engineering, advance construction, and purchase of long-lead time components and material. This category also includes the class’ non-recurring engineering. The class brings improved warfighting capability, quality of life improvements for sailors, and reduced acquisition and life cycle costs.

Carrier RCOH	Perform refueling and complex overhaul (RCOH) of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. CVN-71 USS Theodore Roosevelt is currently undergoing RCOH, marking the fifth CVN RCOH in history and CVN-72 USS Abraham Lincoln has begun advance planning.

Carrier Post Shakedown Availability (PSA)	Perform work post-delivery or redelivery to get the ship ready to enter or reenter the fleet. CVN-77 USS George H. W. Bush is the tenth and final Nimitz-class carrier. Her PSA was completed in 2010.

CVN-65 USS Enterprise EDSRA	Maintain and support the world’s first nuclear-powered aircraft carrier.

Submarine New Construction SSN-774 Virginia-class and Fleet Support	Construct the newest attack submarine as the principal subcontractor to Electric Boat. The SSN-774 Virginia-class is a post-Cold War design tailored to excel in a wide range of warfighting missions, including anti-submarine and surface ship warfare; special operation forces; strike; intelligence, surveillance, and reconnaissance; carrier and expeditionary strike group support; and mine warfare.

DDG-51 Arleigh Burke-class Destroyer	Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy’s primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We recently delivered the USS Gravely and the USS William P. Lawrence.

LPD-17 San Antonio-class Amphibious Transport Dock Ship	Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy’s 21st century amphibious assault force, and these ships are a key element of the U.S. Navy’s seabase transformation. We are currently constructing LPD-22 through LPD-26.

LHA-6 America-class Next Generation Amphibious Ship for Joint Operations	Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The first LHA replacement (LHA(R)) ship, LHA-6 America, was placed under contract with us in June 2007, and is scheduled for delivery in 2013. The LHA-6 America-class ships optimize aviation operations and support capabilities.

National Security Cutter (Legend Class)	Design and build the U.S. Coast Guard’s National Security Cutters, the largest and most technically advanced class of cutter in the Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships of which the first two ships, NSC-1 USCGC Bertholf and NSC-2 USCGC Waesche, have been delivered; NSC-3 Stratton and NSC-4 Hamilton are under construction.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Other than the items discussed below, there have been no changes from our disclosure included in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

Interest Rates — The financial instruments subject to interest rate risk include floating rate borrowings under the credit agreement. At June 30, 2011, we had $568 million in floating rate debt outstanding under the credit facility’s term loan (and our $650 million revolver remained undrawn as of June 30, 2011). Based on the amounts outstanding under the credit facility as of June 30, 2011, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $6 million on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2011. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in the condensed consolidated financial statements in Part I, Item 1 (see Notes 11, 12, and 14). In addition to the matters disclosed in Part I, Item 1, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually, or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part II, Item 1A below.

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

On March 21, 2011, new EPA regulations became final. These regulations, entitled “National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters,” restrict emissions from industrial boilers, among other sources. Subsequently, on May 18, 2011, EPA announced an indefinite delay of the effective date of this rule. EPA’s delay allows further comments on the rule, but may not result in significant changes to the rule. In addition, EPA and the states are developing new standards for sulfur dioxide emissions that will restrict boiler emissions. The company owns and operates five residual oil-fired industrial boilers for supplying process and building steam along with supplying high pressure steam to ships under construction, which are subject to emissions limits under the new regulations. We believe that the operation of these boilers will be significantly restricted by these regulations. The capital cost to upgrade or replace these boilers to bring them into compliance with the regulations could be significant and could adversely impact our financial position, results of operations, or cash flows.

During 2010, Northrop Grumman announced its intention to cease all shipbuilding operations at its Louisiana facilities located in Avondale, Waggaman, and Tallulah, Louisiana and that this decision ultimately would result in the permanent closure of these facilities. Northrop Grumman anticipated completing wind down of these facilities in 2013 which would consolidate all Gulf Coast construction into our Mississippi facilities. The transition plan, covering a period of more than two years, provides the opportunity to work with federal, state and local officials and others to explore other uses for the Avondale facility, allowing time for an orderly adjustment of the Avondale workforce. Recently, we closed and terminated the lease on the components facility in Tallulah, Louisiana. It is possible that the winding down of operations at Avondale may result in environmental costs. However, these costs are not known and cannot be reasonably estimated at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Separation and Distribution Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

3.2	Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

11	Computation of Per Share Earnings (provided in Note 9 of the Notes to Condensed Consolidated Financial Statements under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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