Form 10-Q
period 2011-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2011-11-10
CIK 1501585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 4, 2011, 48,808,341 shares of common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share amounts	2011	2010	2011	2010
Sales and service revenues
Product sales	$1,384	$1,441	$4,201	$4,327
Service revenues	209	224	639	660

Total sales and service revenues	1,593	1,665	4,840	4,987

Cost of sales and service revenues
Cost of product sales	1,166	1,270	3,543	3,842
Cost of service revenues	164	160	540	528
General and administrative expenses	153	158	471	473
Goodwill impairment	300	—	300	—

Operating income (loss)	(190)	77	(14)	144
Interest expense	(30)	(10)	(75)	(30)

Earnings (Loss) from operations before income taxes	(220)	67	(89)	114
Federal income taxes	28	25	74	42

Net earnings (loss)	$(248)	$42	$(163)	$72

Basic earnings (loss) per share	$(5.07)	$0.86	$(3.34)	$1.48
Weighted-average common shares outstanding, in millions	48.9	48.8	48.8	48.8

Diluted earnings (loss) per share	$(5.07)	$0.86	$(3.34)	$1.48
Weighted-average diluted shares outstanding, in millions	48.9	48.8	48.8	48.8

Net earnings (loss) from above	$(248)	$42	$(163)	$72
Other comprehensive income
Change in unamortized benefit plan costs	12	13	51	37
Tax expense on change in unamortized benefit plan costs	(4)	(6)	(19)	(4)

Other comprehensive income, net of tax	8	7	32	33

Comprehensive income (loss)	$(240)	$49	$(131)	$105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

$ in millions	September 30 2011	December 31 2010
Assets
Current Assets
Cash and cash equivalents	$536	$—
Accounts receivable, net	781	728
Inventoried costs, net	463	293
Deferred income taxes	268	284
Prepaid expenses and other current assets	34	8

Total current assets	2,082	1,313

Property, plant, and equipment, net	1,979	1,997

Other Assets
Goodwill	834	1,134
Other purchased intangibles, net of accumulated amortization of $367 in 2011 and $352 in 2010	572	587
Pension plan asset	143	131
Debt issuance costs	50	—
Miscellaneous other assets	55	41

Total other assets	1,654	1,893

Total assets	$5,715	$5,203

Liabilities and Equity
Current Liabilities
Notes payable to former parent	$—	$715
Trade accounts payable	287	274
Current portion of long-term debt	29	—
Current portion of workers’ compensation liabilities	198	197
Accrued interest on notes payable to former parent	—	239
Current portion of post-retirement plan liabilities	145	146
Accrued employees’ compensation	190	203
Advance payments and billings in excess of costs incurred	85	107
Provision for contract losses	31	80
Other current liabilities	242	265

Total current liabilities	1,207	2,226

Long-term debt	1,837	105
Other post-retirement plan liabilities	579	567
Pension plan liabilities	420	381
Workers’ compensation liabilities	353	351
Deferred tax liabilities	113	99
Other long-term liabilities	51	56

Total liabilities	4,560	3,785

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding as of September 30, 2011: 48,808,341	—	—
Additional paid-in capital	1,848	—
Former parent’s equity in unit	—	1,933
Accumulated deficit	(210)	—
Accumulated other comprehensive loss	(483)	(515)

Total shareholders’ equity	1,155	1,418

Total liabilities and shareholders’ equity	$5,715	$5,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
$ in millions	2011	2010
Operating Activities
Net earnings (loss)	$(163)	$72
Adjustments to reconcile to net cash used in operating activities
Depreciation	123	124
Amortization of purchased intangibles	15	19
Amortization of debt issuance cost	4	—
Stock-based compensation	22	—
Impairment of goodwill	300	—
(Increase) decrease in
Accounts receivable	(53)	(218)
Inventoried costs	(173)	(10)
Prepaid expenses and other current assets	(36)	3
Increase (decrease) in
Accounts payable and accruals	(74)	79
Deferred income taxes	—	24
Retiree benefits	89	79
Other non-cash transactions, net	—	(21)

Net cash provided by operating activities	54	151

Investing Activities
Additions to property, plant, and equipment	(119)	(96)

Net cash used in investing activities	(119)	(96)

Financing Activities
Proceeds from issuance of long-term debt	1,775	—
Repayment of long-term debt	(14)	—
Debt issuance costs	(54)	—
Repayment of notes payable to former parent and accrued interest	(954)	—
Dividend to former parent in connection with spin-off	(1,429)	—

Proceeds from stock option exercises and issuance of common stock	1	—
Net transfers from former parent	1,276	(55)

Net cash provided by (used in) financing activities	601	(55)

Increase in cash and cash equivalents	536	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$536	$—

Supplemental Cash Flow Disclosure
Cash paid for income taxes	$34	$—
Cash paid for interest	$55	$12

Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$3	$29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended September 30
$ in millions	2011	2010
Former Parent’s Equity in Unit
At beginning of year	$1,933	$1,968
Net earnings	47	72
Dividend to former parent	(1,429)	—
Contributed surplus	(1,827)	—
Net transfers from former parent	1,276	(55)

At end of period	—	1,985

Common Stock
At beginning of year	—	—
Common stock issuance	—	—

At end of period	—	—

Paid-in Capital
At beginning of year	—	—
Contributed surplus	1,827	—
Additional paid-in capital	21	—

At end of period	1,848	—

Accumulated Deficit
At beginning of year	—	—
Net loss	(210)	—

At end of period	(210)	—

Accumulated Other Comprehensive Loss
At beginning of year	(515)	(531)
Other comprehensive income, net of tax	32	33

At end of period	(483)	(498)

Total shareholders’ equity	$1,155	$1,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

These statements include all adjustments of a normal recurring nature, in addition to the goodwill impairment charge discussed in Note 6, considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the company’s audited consolidated financial statements included in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

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

Transactions between HII and Northrop Grumman through the date of the spin-off are reflected as effectively settled for cash at the time of the transaction and are included in financing activities in the unaudited condensed consolidated statements of cash flows. The net effect of these transactions is reflected in the Former Parent’s Equity in Unit section in the unaudited condensed consolidated statements of financial position.

The HII unaudited condensed consolidated financial statements may not be indicative of HII’s future performance and for periods prior to the spin-off, do not necessarily reflect what the results of operations, financial position, or cash flows would have been had HII operated as a stand-alone company.

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

On March 31, 2011, Northrop Grumman completed the distribution to its stockholders of one share of HII common stock for every six shares of Northrop Grumman common stock held by holders of Northrop Grumman common stock. After separation, HII had 48,765,841 shares of common stock outstanding. The remaining Former Parent’s

Equity in Unit balance, after the separation adjustments were recorded, was transferred to “Additional Paid-In Capital.” “Retained Earnings” reflected in the unaudited condensed consolidated statements of financial position represents net earnings after separation, as all prior earnings were transferred to Additional Paid-In Capital.

Cash and Cash Equivalents — For cash and cash equivalents, the carrying amounts approximate fair value due to the short-term nature of these items.

Accumulated Other Comprehensive Loss — The accumulated other comprehensive loss as of September 30, 2011, and December 31, 2010, was comprised of unamortized benefit plan costs of $483 million (net of tax benefits of $324 million) and $515 million (net of tax benefits of $343 million), respectively.

Fair Value of Financial Instruments — Except for long-term debt, the carrying amounts of the company’s other financial instruments are measured at fair value or approximate fair value due to the short-term nature of these other items.

2. ACCOUNTING STANDARDS UPDATES

In September 2011, the Financial Accounting Standards Board (FASB) revised the existing guidance on goodwill impairment testing. The updated standard reduces complexity and costs by allowing the company the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If so, the company must perform a more detailed two-step, goodwill impairment test, which is used to identify potential goodwill impairment and to measure the amount of goodwill loss to be recognized, if any. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011; however, early adoption is permitted. The company is currently evaluating the impact of the accounting standard update on its consolidated financial statements but does not expect it to have a material effect.

3. SEGMENT INFORMATION

The company is aligned into two reportable segments: Ingalls (formerly referred to as the Gulf Coast operations) and Newport News. The following table presents segment results for the three and nine months ended September 30, 2011, and 2010.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Sales and Service Revenues
Ingalls	$740	$759	$2,209	$2,300
Newport News	876	928	2,688	2,748
Intersegment eliminations	(23)	(22)	(57)	(61)

Total sales and service revenues	$1,593	$1,665	$4,840	$4,987

Operating Income (Loss)
Ingalls	$(281)	$(1)	$(245)	$(71)
Newport News	94	90	240	249

Total Segment Operating Income (Loss)	(187)	89	(5)	178
Non-segment factors affecting operating income (loss)
Net pension and post-retirement benefits adjustment	(1)	(7)	(9)	(34)
Deferred state income taxes	(2)	(5)	—	—

Total operating income (loss)	$(190)	$77	$(14)	$144

Goodwill Impairment Charge — The operating losses for the three and nine months ended September 30, 2011 reflect a goodwill impairment charge of $300 million at Ingalls.

In the ordinary course of business, the company reevaluates the estimates at completion (EAC) on all major programs and makes the necessary adjustments to contract profitability when driven by events within the period. In the third quarter of 2010, the company determined that costs to complete post-delivery work on LHD-8 exceeded original estimates resulting in a charge of $30 million. In the third quarter of 2010, the company recorded a charge of $24 million for additional cost growth on LPD-24, which was more than offset in the quarter by recognition of milestone incentives on the total LPD 22-25 contract of approximately $31 million. These adjustments were all recorded at Ingalls.

Sales transactions between segments are recorded at cost.

Net Pension and Post-Retirement Benefits Adjustment — The net pension and post-retirement benefits adjustment reflects the difference between expenses for pension and other post-retirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with CAS.

4. AVONDALE WIND DOWN

In July 2010, plans were announced to consolidate the company’s Ingalls operations by winding down and subsequently closing the Avondale, Louisiana facility in 2013 after completing LPD-class ships currently under construction there. Future LPD-class ships will be built in a single production line at the company’s Pascagoula, Mississippi facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity. Due to the consolidation, HII expects higher costs to complete ships currently under construction in Avondale due to anticipated reductions in productivity and, in the second quarter of 2010, increased the estimates to complete LPDs 23 and 25 by approximately $210 million. The company recognized a $113 million pre-tax charge to operating income for these contracts in the second quarter of 2010. HII is also exploring alternative uses of the Avondale facility, including alternative opportunities for the workforce.

In connection with and as a result of the decision to wind down shipbuilding operations at the Avondale, Louisiana facility, the company determined it would not meet certain requirements under its co-operative endeavor agreement with the State of Louisiana. Accordingly, the company recorded liabilities in 2010 to recognize this obligation and other employee severance and incentive liabilities, as well as certain asset retirement obligations which were necessitated as a result of the Avondale facility decision. In the first quarter of 2011, the company reimbursed the State of Louisiana under the co-operative endeavor agreement. In addition, the company anticipates that it will incur substantial other restructuring and facilities shutdown related costs, including but not limited to, severance, relocation expense, and asset write-downs related to the Avondale facilities. These costs are expected to be allowable expenses under government accounting standards and thus will be recoverable in future years’ overhead costs. These future costs could approximate $271 million, based on management’s current estimate. Such costs would be recoverable under existing flexibly priced contracts or future negotiated contracts at the Ingalls operations in accordance with the Federal Acquisition Regulation (FAR) provisions relating to the treatment of restructuring and shutdown related costs. The company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts and this submission is subject to review and acceptance by the U.S. Navy. The Defense Contract Audit Agency (DCAA), a Department of Defense (DoD) agency, prepared an initial audit report on the company’s previous cost proposal for the restructuring and shutdown related costs ($310 million), in which it stated that, in general, the proposal was not adequately supported in order for the DCAA to reach a conclusion. The DCAA also questioned approximately $25 million (approximately 8 percent) of the costs submitted by the company. The DCAA stated that it could not reach a final conclusion on the cost submission due to the then potential spin-off transaction. Accordingly, the DCAA did not accept the proposal as submitted. The company has resubmitted its updated proposal to address the concerns expressed by the DCAA and to reflect the revised estimated total cost of $271 million. Should these costs be challenged by the U. S. Navy, there are prescribed dispute resolution alternatives to resolve such a challenge and the company would likely pursue a dispute resolution process, although it will create uncertainty as to the timing and eventual allowability of the restructuring costs related to the wind down of the Avondale facility.

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

The table below summarizes the company’s liability for restructuring and shut-down related costs associated with winding down the Avondale facility. As of September 30, 2011, these costs are comprised primarily of employee severance and relocation expense. These amounts were capitalized in Inventoried Costs, net, and will be recognized as expenses in cost of product sales beginning in 2013.

$ in millions	Employee Compensation	Other Accruals	Total
Balance at December 31, 2010	$27	$39	$66

Payments	(7)	(36)	(43)
Adjustments	36	(3)	33

Net Change	29	(39)	(10)

Balance at September 30, 2011	$56	$—	$56

5. INVENTORIED COSTS, NET

Inventoried costs were composed of the following:

$ in millions	September 30 2011	December 31 2010
Production costs of contracts in process	$497	$681
General and administrative expenses	18	7
Progress payments received	(134)	(481)
Raw material inventory	82	86

Total inventoried costs, net	$463	$293

6. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs its annual impairment test for goodwill as of November 30 each year, or more often if indicators are present. The company performed its annual impairment test as of November 30, 2010, with no indication of impairment. In connection with the spin-off, HII evaluated the company’s reporting units and performed an impairment test as of March 31, 2011. There were no associated indications of impairment at the March 31, 2011 measurement date.

Goodwill is tested for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the company’s reporting units below their carrying value. In light of the adverse equity market conditions that began in the last fiscal quarter and the resultant decline in industry market multiples and the company’s market capitalization, the company decided it would be appropriate to perform an interim goodwill impairment review. That review was performed as of September 30, 2011 and necessitated a definitive goodwill impairment test.

A goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value, inclusive of goodwill. The company estimates fair value based on a combination of the income and market approaches. The income approach estimates the fair value of reporting units based on the future discounted cash flows. The market approach estimates the fair value of reporting units based on financial measurements from comparable industry participants.

The first step process indicated the carrying value of the company’s reporting units was in excess of the company’s market capitalization, with all of the excess carrying value being attributable to the Ingalls segment reporting units. The second step of the goodwill impairment test required the company to allocate the fair value of each reporting unit derived in the first step to the such reporting unit’s net assets. Based upon the company’s preliminary analyses, the implied fair value of the Ingalls reporting units indicated impairment of their recorded goodwill.

As of the filing date of this Quarterly Report on Form 10-Q, HII had not completed the second step of the impairment analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the analysis performed to date, the company has concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, HII recorded a $300 million preliminary non-cash goodwill impairment charge, representing the best estimate of the impairment loss, during the third quarter of 2011. The goodwill at these businesses has no tax basis, and, accordingly, there is no tax benefit to be derived from recording the impairment charge.

The company expects to finalize the goodwill impairment analysis during the fourth quarter of 2011. There could be further adjustment to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustment to the preliminary estimate as a result of completing this evaluation will be recorded and disclosed in the company’s financial statements for the year ending December 31, 2011.

Prior to recording the goodwill impairment charges, the company tested other long-lived assets at the impacted businesses and the carrying values of these assets were determined not to be impaired.

The changes in the carrying amounts of goodwill during 2011 are as follows:

$ in millions	Ingalls	Newport News	Total
Balance as of December 31, 2010	$488	$646	$1,134
Goodwill impairment	(300)	—	(300)

Balance as of September 30, 2011	$188	$646	$834

Accumulated goodwill impairment losses at September 30, 2011 and December 31, 2010 were $2,790 million and $2,490 million, respectively. The accumulated goodwill impairment losses at September 30, 2011 for Ingalls and Newport News were $1,578 million and $1,212 million, respectively.

Purchased Intangible Assets

The table below summarizes the company’s aggregate purchased intangible assets, all of which are contract or program related intangible assets.

$ in millions	September 30 2011	December 31 2010
Gross carrying amount	$939	$939
Accumulated amortization	(367)	(352)

Net carrying amount	$572	$587

The company’s remaining purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine contract intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Aggregate amortization expense for the nine months ended September 30, 2011, and 2010, was $15 million and $19 million, respectively.

Expected amortization for purchased intangibles subsequent to September 30, 2011 is approximately $20 million annually through 2023, and approximately $9 million annually from 2024 through 2058.

7. DEBT

Long-term debt consisted of the following:

$ in millions	September 30 2011	December 31 2010
Term loan due March 30, 2016	$561	$—
Senior notes due March 15, 2018, 6.875%	600	—
Senior notes due March 15, 2021, 7.125%	600	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21

Total long-term debt	1,866	105
Less current portion	29	—

Long-term debt, net of current portion	$1,837	$105

Credit Facility — In connection with the spin-off, the company entered into the HII Credit Facility with third-party lenders. The Credit Facility comprises (i) a five-year term loan facility of $575 million, which was funded on March 30, 2011, and (ii) a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The revolving credit facility will have a variable interest rate on drawn borrowings based on the London Interbank Offered Rate (LIBOR) plus a spread based upon the company’s leverage ratio and a commitment fee rate on the unutilized balance based on the company’s leverage ratio. The current spread is 2.5 percent and may vary between 2.0 percent and 3.0 percent. The current fee rate is 0.5 percent and may vary between 0.35 percent and 0.5 percent. As of September 30, 2011, approximately $121 million of letters of credit were issued but undrawn, and the remaining $529 million was unutilized.

The term loan facility is subject to amortization in three-month intervals from the funding date, expected to be in an aggregate amount equal to (i) 5 percent during each of the first year and the second year, (ii) 10 percent during the third year, (iii) 15 percent during the fourth year and (iv) 65 percent payable during the fifth year (of which 5 percent shall be payable on each of the first three quarterly payment dates during such year, and the balance shall be payable on the term maturity date). Loans will bear interest at a rate equal to LIBOR plus a spread of 2.5 percent (or the base rate plus 1.5 percent), which spread is expected to vary between 2.0 percent and 3.0 percent based upon changes to our leverage ratio.

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

Additionally, the Credit Facility contains certain financial covenants, which include a maximum total leverage ratio and a minimum interest coverage ratio. The non-cash goodwill charge does not impact the debt covenants and the company was in compliance with all covenants as of September 30, 2011.

Each of the company’s existing and future domestic wholly-owned subsidiaries, except for those which are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

Senior Notes — In connection with the spin-off, the company issued $600 million aggregate principal amount of 6.875 percent Senior Notes due March 15, 2018 (the 2018 notes), and $600 million aggregate principal amount of 7.125 percent Senior Notes due March 15, 2021 (the 2021 notes, and, collectively, the notes) in a private offering, at par, under an indenture dated March 11, 2011, between HII and The Bank of New York Mellon, as trustee.

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

Performance of the company’s obligations pursuant to the notes, including any repurchase obligations resulting from a change of control, is unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII’s existing and future domestic restricted subsidiaries that guarantees debt under the HII Credit Facility (the Subsidiary Guarantors). The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. The Subsidiary Guarantors are each directly or indirectly 100 percent owned by HII. There are no significant restrictions on the ability of HII or any Subsidiary Guarantor to obtain funds from their respective subsidiaries by dividend or loan.

Mississippi Economic Development Revenue Bonds — As of September 30, 2011, the company had $83.7 million outstanding from the issuance of Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81 percent per annum (payable semi-annually), and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds — As of September 30, 2011, the company had $21.6 million outstanding from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (GO Zone IRBs) issued by the Mississippi Business Finance Corporation. The initial issuance of the GO Zone IRBs was for $200 million of principal value, and in November 2010, in connection with the anticipated spin-off, HII purchased $178 million of the bonds using the proceeds from a $178 million intercompany loan with Northrop Grumman (see Note 17). The remaining bonds accrue interest at a fixed rate of 4.55 percent per annum (payable semi-annually), and mature in 2028. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The carrying amount and the related estimated fair value of the company’s total long-term debt at September 30, 2011 are shown below. The fair value of the total long-term debt was calculated based on recent trades, if available, or interest rates prevailing on debt with terms and maturities similar to the company’s existing debt arrangements.

	September 30, 2011
$ in millions	Carrying Amount	Fair Value
Long-term debt	$1,866	$1,806

8. INCOME TAXES

The company’s effective tax rate on earnings from operations (excluding the 2011 non-cash goodwill impairment charge of $300 million at Ingalls, which is non-deductible for income tax purposes) for the three months ended September 30, 2011, and 2010, was 35.0 percent and 37.3 percent, respectively. The company’s effective tax rate on earnings from operations (excluding the 2011 non-cash goodwill impairment charge of $300 million at Ingalls, which is non-deductible for income tax purposes) for the nine months ended September 30, 2011, and 2010, was 35.1 percent and 36.8 percent, respectively. For the three and nine months ended September 30, 2011, and 2010, the company’s effective tax rate differs from the statutory federal rate due to the domestic manufacturing deduction, the research and development credit, and other nondeductible expenditures.

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

9. EARNINGS PER SHARE

On March 30, 2011, the record date of distribution, approximately 48.8 million shares of $0.01 par value HII common stock were distributed to Northrop Grumman stockholders. This share amount was utilized for the calculation of basic and diluted earnings per common share for the three months ended March 31, 2011, and all prior periods, as no common stock of the company existed prior to March 30, 2011, and the impact of dilutive securities in these periods was not meaningful.

The approach used to calculate basic and diluted shares for the three months ended March 31, 2011 was applied consistently in the calculation of basic and diluted shares for the three and nine month periods ended September 30, 2011. As no common stock of the company existed prior to March 30, 2011, basic and diluted shares for the three and nine month periods ended September 30, 2010 are assumed to represent the outstanding shares upon separation from Northrop Grumman.

Earnings per share was calculated using net earnings as presented in the unaudited condensed consolidated statements of operations and weighted average basic and diluted share amounts as presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
in millions of shares	2011	2010	2011	2010
Weighted average number of common shares outstanding - basic	48.9	48.8	48.8	48.8
Effect of dilutive securities
Stock options	—	—	—	—
Restricted stock rights	—	—	—	—
Restricted performance stock rights	—	—	—	—

Weighted average number of common shares outstanding - diluted	48.9	48.8	48.8	48.8

The diluted share amounts presented above exclude the effects of 3.0 million shares as they would have been antidilutive for the three and nine month periods ended September 30, 2011. Of these shares, 1.6 million shares relate to stock options, 0.7 million shares relate to restricted stock rights (RSRs), and 0.7 million shares relate to restricted performance stock rights (RPSRs).

10. BUSINESS ARRANGEMENTS

HII periodically enters into business arrangements with non-affiliated entities. These arrangements generally consist of business ventures designed to deliver collective capabilities that would not have been available to the venture’s participants individually, and also provide a single point of contact during contract performance to the entity’s principal customer. In some arrangements, each equity participant receives a subcontract from the business venture for a pre-determined scope of work. In other cases, the arrangements rely primarily on the assignment of key personnel to the venture from each equity participant rather than subcontracts for a specific work scope. Based on the terms of these arrangements and the relevant GAAP related to consolidation accounting for such entities, the company does not consolidate the financial position, results of operations and cash flows of these entities into its consolidated financial statements, but accounts for them under the equity method. HII has recorded operating income related to earnings from equity method investees of $17 million and $18 million in its results of operations within the cost of service revenues for the nine months ended September 30, 2011, and 2010, respectively. To the extent subcontracts are used in these arrangements, HII’s subcontract activities are recorded in the same manner as sales to non-affiliated entities. The assets, liabilities, results of operations and cash flows of these collaborative entities were not material to the company’s consolidated financial position, results of operations and cash flows for any period presented.

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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the vessels) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The company submitted a written response that argued that the revocation of acceptance was improper. The Coast Guard advised Integrated Coast Guard Systems, LLC (ICGS), which was formed by Northrop Grumman and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking approximately $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the 123-foot conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the company and a subcontractor to the company. In 2008, the Coast Guard advised ICGS that the Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. On February 12, 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against ICGS, Lockheed Martin Corporation and the company relating to the 123-foot conversion effort. Damages under the False Claims Act are subject to trebling. On October 15, 2009, the three defendants moved to dismiss the Fifth Amended complaint. On April 5, 2010, the District Court ruled on the defendants’ motions to dismiss, granting them in part and denying them in part. As to the company, the District Court dismissed conspiracy claims and those pertaining to the Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) systems. On October 27, 2010, the District Court entered summary judgment for the company on the relator’s hull, mechanical and electrical (HM&E) allegations and continued the trial date to December 1, 2010, to allow the relator and a co defendant time to finalize a settlement. On November 10, 2010, relator acknowledged that with the dismissal of the HM&E claims, no issues remained against the company for trial and the Court subsequently vacated the December 1, 2010 trial date.

On March 28, 2011, the Court entered a final judgment dismissing Relator’s claims. On April 13, 2011, Relator appealed to the U. S. Court of Appeals for the Fifth Circuit. The parties filed their respective briefs and await further proceedings with the Fifth Circuit.

Based upon the available information regarding matters that are subject to U.S. Government investigations, the company believes that the outcome of any such matters will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Asbestos-Related Claims — HII and its predecessors in interest are defendants in a long-standing series of cases filed in numerous jurisdictions around the country wherein former and current employees and various third party persons allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, in addition to the company, several of its former executive officers are also named defendants. In some instances, partial or full insurance coverage is available to the company for its liability and that of its former executive officers. Because of the varying nature of these actions, and based upon the information available to the company to date, the company believes it has substantive defenses in many of these cases but can give no assurance that it will prevail on all claims in each of these cases. The company believes that the ultimate resolution of these cases will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Litigation — Various claims and legal proceedings arise in the ordinary course of business and are pending against the company and its properties. Based upon the information available, the company believes that the resolution of any of these various claims and legal proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

12. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies — Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2011, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in the aggregate.

Guarantees of Performance Obligations — From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the company’s products and services as described in Note 10. The company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. At September 30, 2011, the company is not aware of any existing event of default that would require HII to satisfy any of these guarantees.

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

Environmental Matters —The estimated cost to complete environmental remediation has been accrued where it is probable that the company will incur such costs in the future to address environmental impacts at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency, or similarly designated by other environmental agencies, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2011, the probable future cost for environmental remediation sites is $3 million, which is accrued in other current liabilities. Factors that could result in changes to the company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the company may have to incur costs in addition to those already estimated and accrued. In addition, there are some potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not anticipate that future remediation expenditures will have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Financial Arrangements — In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the company’s self-insured workers’ compensation plans. At September 30, 2011, there were $121 million of stand-by letters of credit issued but undrawn and $295 million of surety bonds outstanding related to HII.

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

In accordance with U.S. Government cost accounting regulations affecting the majority of the company’s contracts, the cost of insurance premiums for property damage and business interruption coverage, other than “coverage of profit,” is an allowable expense that may be charged to contracts. Because a substantial portion of the company’s long-term contracts is flexibly-priced, the U.S. Government customer would benefit from a portion of insurance recoveries in excess of the net book value of damaged assets and clean-up and restoration costs paid by the company. When such insurance recoveries occur, the company is obligated to return a portion of these amounts to the U.S. Government. The U.S. Navy has verbally expressed its intention to challenge the allowability of certain post-Katrina depreciation costs charged or expected to be charged on contracts under construction in the Ingalls shipyards. It is premature to estimate the amount, if any, that the U. S. Navy will ultimately challenge. The company believes all of the replacement costs are recoverable under its insurance coverage and the amounts in question are included in the insurance claim. However, if HII is unsuccessful in its insurance recovery, the company believes there are specific rules in the CAS and FAR that would still render the depreciation on those assets allowable and recoverable through its contracts with the U.S. Navy as these replacement costs provide benefit to the U.S. Government. The company believes that its depreciation practices are in conformity with the FAR, and that, if the U.S. Navy were to challenge the allowability of such costs, the company will be able to successfully resolve this matter with no material adverse impact to the company’s consolidated financial position, results of operations, or cash flows.

14. HURRICANE KATRINA INSURANCE RECOVERIES

Through Northrop Grumman, the company is pursuing legal action against an insurance provider, FM Global, arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina (see Note 13). Legal action commenced against FM Global on November 4, 2005, which is now pending in the U.S. District Court for the Central District of California, Western Division. In August 2007, the District Court issued an order finding that the excess insurance policy provided coverage for the company’s Katrina-related loss. FM Global appealed the District Court’s order and on August 14, 2008, the U.S. Court of Appeals for the Ninth Circuit reversed the earlier summary judgment order in favor of Northrop Grumman’s interest, holding that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion. The Ninth Circuit remanded the case to the District Court to determine whether the California efficient proximate cause doctrine affords the company coverage under the policy even if the Flood exclusion of the policy is unambiguous. On April 2, 2009, the Ninth Circuit denied Northrop Grumman’s Petition for Rehearing and remanded the case to the District Court. On June 10, 2009, Northrop Grumman filed a motion seeking leave of court to file a complaint adding Aon Risk Services, Inc. of Southern California (Aon) as a defendant. On July 1, 2009, FM Global filed a motion for partial summary judgment seeking a determination that the California efficient proximate cause doctrine is not applicable or that it affords no coverage under the policy. On August 26, 2010, the District Court denied Northrop Grumman’s motion to add Aon as a defendant to the case pending in the district court, finding that Northrop Grumman has a viable option to bring suit against Aon in state court. Also on August 26, 2010, the District Court granted FM Global’s motion for summary judgment based upon California’s doctrine of efficient proximate cause, and denied FM Global’s motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the company sustained wind damage apart from the storm surge. On September 29, 2011, the District Court granted FM Global’s motion for summary judgment to dismiss Northrop Grumman’s claims for bad faith damages and for reformation holding in part that FM Global’s position that no coverage existed for certain damages was not unreasonable and, thus, not in bad faith. The company intends to continue to pursue the breach of contract action against FM Global. On January 27, 2011, Northrop Grumman filed suit against Aon in the Los Angeles Superior Court seeking damages for professional negligence, breach of contract and negligent misrepresentation as well as for declaratory relief. Based on the current status of the litigation, no assurances can be made as to the ultimate outcome of this matter. However, if the company by and through Northrop Grumman is successful in its claim, the potential impact to its consolidated financial position, results of operations, or cash flows would be favorable.

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

Defined Contribution Plans — The company also sponsors 401(k) defined contribution plans in which most employees are eligible to participate, as well as certain union employees. HII contributions for most plans are based on cash matching of company employee contributions up to 4 percent of compensation. Certain union employees are covered under a target benefit plan. In addition to the 401(k) defined contribution plan, non-represented company employees hired after June 30, 2008 are eligible to participate in a HII-sponsored defined contribution program in lieu of a defined benefit pension plan.

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

The effect of the Medicare prescription drug subsidy from the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 to reduce the company’s net periodic postretirement benefit cost was not material for the periods presented. The effect of the Medicare subsidy was reflected in the financial statements.

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

Summary Plan Results

The cost to the company of its retirement benefit plans is shown in the following table.

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Medical and Life Benefits		Pension Benefits		Medical and Life Benefits
$ in millions	2011	2010	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$31	$31	$4	$4	$93	$95	$11	$11
Interest cost	50	45	9	10	150	136	29	29
Expected return on plan assets	(67)	(59)	—	—	(200)	(175)	—	—
Amortization of
Prior service cost (credit)	3	4	(2)	(3)	9	10	(6)	(7)
Net loss from previous years	8	10	2	2	25	28	6	6

Net periodic benefit cost	$25	$31	$13	$13	$77	$94	$40	$39

Employer Contributions — The company’s cash requirements for 2011 are approximately $3 million for its nonqualified pension plans and approximately $37 million for its other post-retirement benefit plans. These contributions represent the expected payments to participants in HII’s nonqualified pension plans and retiree medical and life insurance plans. For the three months ended September 30, 2011, benefit payments of less than $1 million and $8 million have been made to the company’s nonqualified pension plans and its other post-retirement benefit plans, respectively. For the nine months ended September 30, 2011, contributions of $1 million and $28 million have been made to the company’s nonqualified pension plans and its other post-retirement benefit plans, respectively. No contributions to the qualified pension plans were made in the nine months ended September 30, 2011, and none are expected to be required for the remainder of 2011.

Most plan sponsors were subject to the minimum required contribution rules of the Pension Protection Act of 2006 (PPA) beginning in 2008. However, the PPA provides a delayed effective date for plans maintained by certain employers with revenue from defense contracts. The delayed effective date is to provide time to update the standards for government reimbursable pension costs to take into account the larger pension contributions expected to be required of employers under the new funding rules. Beginning in 2011, HII is subject to the minimum required contribution rules of the PPA. Based on the funding position of HII’s qualified pension plans, the company does not expect to have any cash-required contributions under the PPA in 2011. HII will continue to evaluate the effect of the PPA on required funding levels.

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

Converted Stock Options — As of the date of the spin-off, outstanding options held by HII’s current and former employees under the Northrop Grumman Plan were converted to options of HII under the 2011 Plan. Based on the conversion factor of 1.65, as determined in the spin-off agreement, approximately 1.0 million options in the

Northrop Grumman Plan were converted into approximately 1.6 million options in the 2011 Plan. Of the 1.6 million options issued under the 2011 Plan, approximately 1.4 million were fully vested at the time of conversion. The cumulative intrinsic value of the options at conversion was maintained in the conversion, and totaled $15 million at March 31, 2011. At September 30, 2011, the unrecognized compensation expense related to unvested options converted was $1 million, which will be recognized over a weighted average period of 1.2 years. There were no additional options granted during the nine months ended September 30, 2011.

A summary of the status of the company’s stock option awards at September 30, 2011 is presented below.

	Shares Under Option (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at September 30, 2011	1,596	$33.24	3.2 years	—
Exercisable at September 30, 2011	1,363	$33.40	2.9 years	—

Converted Restricted Stock Awards — As of the date of the spin-off, outstanding RPSRs in the Northrop Grumman Plan were converted to RPSRs of HII under the 2011 Plan. Under the Northrop Grumman Plan, those rights were subject to performance criteria which impact the ultimate number of shares that vest. Upon conversion, the performance factors for approximately 0.7 million stock rights were fixed based on the achievement of pre-spin-off targets under the Northrop Grumman Plan, and continue to vest only based on continued service of the employee holder. Of these shares, 0.7 million are outstanding at September 30, 2011. Upon conversion, approximately 0.5 million converted stock rights are subject to continued performance targets established by the company. Of these shares, 0.5 million are outstanding at September 30, 2011.

The 2011 Plan

The 2011 Plan was approved by the HII Board of Directors effective March 31, 2011. The 2011 Plan allows for grants to employees of three general types: stock options, stock appreciation rights (SARs), and other stock awards. Each stock option grant is made with an exercise price of not less than 100 percent of the closing price of HII’s stock on the date of grant (market options), with the exception of those options issued in exchange for Northrop Grumman stock options. Stock awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the company. The fair value of the performance-based stock awards is determined based on the closing market price of HII’s common stock on the grant date. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria, or service criteria.

In the first nine months of 2011, in addition to those grants under the plan related to the converted awards discussed above, the company issued new awards under the 2011 Plan as follows:

Restricted Performance Stock Rights (RPSRs) — On March 31, 2011, the company granted 0.5 million rights at a share price of $41.50. These rights are subject to cliff vesting based on service over 2 years and 9 months from the date of grant, as well as the achievement of performance based targets at the end of the same period. Based upon the company’s results measured against such targets, between 0 percent and 200 percent of the original stated grant will ultimately vest.

Restricted Stock Rights (RSRs) — In connection with the spin off, retention stock awards were granted to key employees to ensure a successful transition and business continuity. On March 31, 2011, the company granted 0.7 million restricted stock rights at a share price of $41.50 with cliff vesting on the third anniversary of the grant.

A summary of the status of the company’s stock awards at September 30, 2011 is presented below.

Outstanding at September 30, 2011	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Converted restricted stock awards	1,237	$31.72	0.7 years
New restricted stock awards	1,206	$41.33	2.3 years

Total stock awards	2,443	$36.46	1.5 years

Compensation Expense

Total stock-based compensation recorded by HII for the value of the awards granted to company employees and non-employee members of the Board of Directors for the three months ended September 30, 2011, and 2010, was $9 million and $5 million, respectively, of which less than $1 million related to stock options as of each period end and $9 million and $4 million related to stock awards, respectively. Total stock-based compensation recorded by HII for the nine months ended September 30, 2011, and 2010, was $26 million and $12 million, respectively, of which less than $1 million related to stock options as of each period end and $26 million and $11 million related to stock awards, respectively.

Tax benefits recognized in the unaudited condensed consolidated statements of operations for stock-based compensation during each of the three months ended September 30, 2011, and 2010, was $3 million and $2 million, respectively. For the nine months ended September 30, 2011, and 2010, tax benefits recognized were $9 million and $4 million, respectively.

Unrecognized Compensation Expense

At September 30, 2011, there was $1 million of unrecognized compensation expense related to unvested stock option awards, which will be recognized over a weighted average period of 1.2 years. In addition, there was $21 million of unrecognized compensation expense associated with the 2011 RSRs, which will be recognized over a period of 2.5 years.

At September 30, 2011, there was $13 million of unrecognized compensation expense associated with the RPSRs converted as part of the spin-off, which will be recognized over a weighted average period of 0.7 years. In addition, there was $15 million of unrecognized expense associated with the 2011 RPSRs which will be recognized over a period of 2.3 years.

17. RELATED PARTY TRANSACTIONS AND FORMER PARENT COMPANY EQUITY

Allocation of General Corporate Expenses – Pre-Spin-Off

The consolidated financial statements for the three and nine months ended September 30, 2010 and the period from January 1, 2011 to March 30, 2011, the date of the spin-off, reflect an allocation of general corporate expenses from Northrop Grumman. These costs have historically been allocated to HII’s contracts, unless prohibited by the FAR, and generally fall into one of the following categories:

Northrop Grumman management and support services — This category includes costs for functions such as human resources, treasury, risk management, internal audit, finance, tax, legal, executive office and other administrative support. Human resources, employee benefits administration, treasury and risk management are generally allocated to the company based on relative gross payroll dollars; internal audit is generally allocated based on audit hours incurred related to the company; and the remaining costs are generally allocated using a three-factor-formula that considers the company’s relative amounts of revenues, payroll and average asset balances as compared to the total value of these factors for all Northrop Grumman entities utilizing these support services (the Three Factor Formula). The unaudited condensed consolidated financial statements include Northrop Grumman management and support services allocations totaling zero and $14 million for the three months ended September 30, 2011, and 2010, respectively, and $32 million and $84 million for the nine months ended September 30, 2011, and 2010, respectively.

Shared services and infrastructure costs — This category includes costs for functions such as information technology support, systems maintenance, telecommunications, procurement and other shared services while HII was a subsidiary of Northrop Grumman. These costs are generally allocated to the company using the Three Factor Formula or based on usage. The unaudited condensed consolidated statement of operations reflects shared services and infrastructure costs allocations totaling zero and $79 million for the three months ended September 30, 2011, and 2010, respectively, and $80 million and $242 million for the nine months ended September 30, 2011 and 2010, respectively.

Northrop Grumman-provided benefits — This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, incentive compensation and other benefits. These costs are generally allocated to the company based on specific identification of the benefits provided to company employees participating in these benefit plans. The unaudited condensed consolidated financial statements include Northrop Grumman-provided benefits allocations totaling zero and $177 million for the three months ended September 30, 2011, and 2010, respectively, and $169 million and $544 million for the nine months ended September 30, 2011, and 2010, respectively.

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

Under the Transition Services Agreement, Northrop Grumman will provide certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services to HII. These services will be provided at cost and are planned to extend generally for a period of six to twelve months after the spin-off. See “Certain Relationships and Related Party Transactions—Agreements with Northrop Grumman Related to the Spin-Off—Transition Services Agreement” in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011. Costs incurred for these services under the Transition Services Agreement were approximately $29 million and $61 million for the three months and nine months ended September 30, 2011.

Related Party Sales and Cost of Sales

Prior to the spin-off, HII purchased and sold certain products and services from and to other Northrop Grumman businesses. Purchases of products and services from these affiliated entities, which were recorded at cost, were zero and $23 million for the three months ended September 30, 2011, and 2010, respectively, and $44 million and $70 million for the nine months ended September 30, 2011, and 2010, respectively. Sales of products and services to these entities were zero and $4 million for the three months ended September 30, 2011, and 2010, respectively, and $1 million and $9 million for the nine months ended September 30, 2011, and 2010, respectively.

Notes Payable to Former Parent

Immediately prior to the spin-off on March 30, 2011, and as of December 31, 2010, the company had $715 million of promissory notes outstanding with Northrop Grumman. These notes were issued in conjunction with Northrop Grumman’s purchase of Newport News Shipbuilding in 2001 and the tender and purchase of $178 million of the GO Zone IRBs in November 2010 discussed in Note 7. These notes were payable on demand and included $537 million of principal with an annual interest rate of 5 percent and $178 million of principal with an annual interest rate of 4.55 percent. Accrued and unpaid interest totaled $248 million and $239 million as of March 30, 2011, and December 31, 2010, respectively. Intercompany interest expense is included in interest expense in the condensed consolidated statements of operations in the amounts of zero and $6 million for the three months ended September 30, 2011, and 2010, respectively, and in the amounts of $9 million and $20 million for the nine months ended September 30, 2011, and 2010, respectively.

In connection with the spin-off, the intercompany debt and accrued interest thereon in their entirety were contributed to the company’s additional paid-in capital by Northrop Grumman. As of September 30, 2011, no borrowing or lending relationship exists between Northrop Grumman and HII.

Former Parent’s Equity in Unit

Transactions between HII and Northrop Grumman prior to the spin-off have been included in the unaudited condensed consolidated financial statements and were effectively settled for cash at the time the transaction was recorded. The net effect of the settlement of these transactions is reflected as Former Parent’s Equity in Unit in the unaudited condensed consolidated statements of position.

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011, which provides additional information regarding our products and services, industry outlook, and business trends.

Critical Accounting Policies, Estimates, and Judgments

As discussed in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011, we consider the policies relating to the following matters to be critical accounting policies:

•	Revenue Recognition

•	Purchase accounting and goodwill

•	Litigation, commitments and contingencies

•	Retirement benefits

•	Workers’ compensation

As of September 30, 2011, there have been no material changes to the above critical accounting policies, except for an update to the Tests for Impairment portion of the Purchase accounting and goodwill policy related to the preliminary impairment loss in the third quarter of 2011.

Tests for Impairment — In light of the adverse equity market conditions that began in the last fiscal quarter and the resultant decline in industry market multiples and the company’s market capitalization, an additional goodwill impairment test was required as of September 30, 2011.

As of the filing date of this Quarterly Report on Form 10-Q, HII had not completed the second step of the impairment analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the work performed to date, we concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we recorded a $300 million non-cash goodwill impairment charge, representing the best estimate of the impairment loss, during the third quarter of 2011. The goodwill at these businesses has no tax basis, and, accordingly, there is no tax benefit to be derived from recording the impairment charge.

We expect to finalize the goodwill impairment analysis during the fourth quarter of 2011 as part of our annual impairment test. There could be further adjustment to the goodwill impairment charge when the goodwill impairment test is completed. We will record any adjustment to the preliminary estimate as a result of completing this evaluation in the company’s financial statements for the year ending December 31, 2011.

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

Approximately 99 percent of our 2010 revenue was generated by flexibly priced contracts (including certain fixed-price incentive contracts which have exceeded their cost-share limit), with the remaining 1 percent from firm fixed-price arrangements. Substantially all of our revenue for 2010 was derived from the U.S. Government. Our 2011 revenues to date have been derived consistently with our 2010 customer mix.

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

In addition, on May 10, 2010, the CAS Board published a Notice of Proposed Rulemaking (NPRM) that, if adopted, would provide a framework to partially harmonize the CAS rules with the Pension Protection Act of 2006 (PPA) funding requirements. The NPRM would “harmonize” by partially mitigating the mismatch between CAS costs and PPA-amended minimum funding requirements under the Employee Retirement Income Security Act of 1974 (ERISA). Until the final rule is published, and to the extent that the final rule does not completely eliminate mismatches between ERISA funding requirements and CAS pension costs, government contractors maintaining defined benefit pension plans will continue to experience a timing mismatch between required contributions and pension expenses recoverable under CAS. The rule is expected to be issued in 2011. The final rule is expected to apply to contracts starting the year following the award of the first CAS covered contract after the effective date of the new rule. This would mean the rule would most likely apply to our contracts in 2012. We anticipate that contractors will be entitled to an equitable adjustment on existing contracts for any additional CAS contract costs resulting from the final rule.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions, except per share	2011	2010	2011	2010
Sales and service revenues	$1,593	$1,665	$4,840	$4,987
Cost of sales and service revenues	1,330	1,430	4,083	4,370
General and administrative expenses	153	158	471	473
Goodwill impairment	300	—	300	—
Operating income (loss)	(190)	77	(14)	144
Interest expense	30	10	75	30
Federal income taxes	28	25	74	42
Net earnings (loss)	(248)	42	(163)	72
Diluted earnings (loss) per share	(5.07)	0.86	(3.34)	1.48

Operating Performance Assessment and Reporting

We manage and assess the performance of our businesses based on our performance on individual contracts and programs obtained generally from government organizations using the financial measures referred to below, with consideration given to the critical accounting policies, estimates, and judgments described in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1. Our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Due to FAR rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings (such as cost of sales or general and administrative costs) as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, and operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts, however, are described in our analysis.

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Product sales	$1,384	$1,441	$4,201	$4,327
Service revenues	209	224	639	660

Sales and service revenues	$1,593	$1,665	$4,840	$4,987

Product sales and service revenues for the three and nine months ended September 30, 2011, decreased $72 million and $147 million, respectively, as compared with the same periods in 2010. The changes for the three and nine months include lower sales volume following delivery of DDG-110 USS William P. Lawrence in the first quarter of 2011, delivery of DDG-107 USS Gravely in the third quarter of 2010, and lower sales volume on the CVN-71 USS Theodore Roosevelt Refueling and Complex Overhaul (RCOH) and CVN-78 Gerald R. Ford. The lower sales volume was partially offset by higher sales volume on DDG-113 (unnamed), the advanced construction contract for CVN-79 John F. Kennedy, and the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH.

In addition, for the nine month period there was lower volume on the CVN-65 USS Enterprise Extended Dry-docking Selected Restricted Availability (EDSRA), the Post Shakedown Availabilities (PSAs) for CVN-77 USS George H.W. Bush and CVN-70 USS Carl Vinson, and the construction contracts for LPD-22 San Diego and LPD-24 Arlington. These decreases were offset by higher sales volume on LPD-26, the LHA program and the fourth National Security Cutter. Additionally, during 2010 the LPD program was impacted by our decision to wind down shipbuilding operations at our Avondale facility in 2013 (see Note 4 to unaudited condensed consolidated financial statements in Part I, Item 1), which resulted in a reduction to product revenues in 2010 to reflect revised estimates to complete LPD-23 and LPD-25.

Cost of Sales and Service Revenues; General and Administrative Expenses and Goodwill Impairment

Cost of sales and service revenues, general and administrative expenses and goodwill impairment were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
$ in millions	2011	2010	2011	2010
Cost of sales and service revenues
Cost of product sales	$1,166	$1,270	$3,543	$3,842
% of product sales	84.2%	88.1%	84.3%	88.8%

Cost of service revenues	164	160	540	528
% of service revenues	78.5%	71.4%	84.5%	80.0%

General and administrative expenses	153	158	471	473
% of total sales and service revenues	9.6%	9.5%	9.7%	9.5%

Goodwill impairment	300	—	300	—

Cost of sales and service revenues; general and administrative expenses and goodwill impairment	$1,783	$1,588	$4,854	$4,843

Cost of Product Sales and Service Revenues

Cost of product sales and service revenues in the three months ended September 30, 2011 decreased $100 million, or 7 percent, as compared to the same period in 2010. The decrease was primarily driven by the lower sales volume in 2011 described above and lower net unfavorable performance adjustments period over period, which were principally driven by a 2010 pre-tax charge to reflect additional costs to complete post-delivery work on LHD-8 USS Makin Island and a 2010 unfavorable performance adjustment on LPD-24 Arlington.

Cost of product sales and service revenues in the nine months ended September 30, 2011 decreased by $287 million, or 7 percent, as compared to the same period in 2010. The decrease was primarily driven by the lower sales volume in 2011 described above and a pre-tax charge of $113 million recognized in 2010 resulting from our decision to wind down shipbuilding operations at our Avondale facility in 2013 (see Note 4 to the unaudited condensed consolidated financial statements in Part I, Item 1).

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

General and administrative expenses in the three and nine months ended September 30, 2011 decreased $5 million and $2 million, or 3 percent and less than 1 percent, respectively, from the comparable periods in 2010. The decreases were due principally to a lower net pension and post-retirement benefits adjustment (see “Net Pension and Post-Retirement Benefits Adjustment” below), partially offset by expenses associated with the transition to being an independent company in 2011.

Goodwill Impairment

We evaluated the adverse equity market conditions that began in the last fiscal quarter and the resultant decline in industry market multiples and our market capitalization, and the company decided it would be appropriate to perform an interim goodwill impairment test. That test was performed as of September 30, 2011 and necessitated a definitive goodwill impairment test.

As of the filing date of this Quarterly Report on Form 10-Q, we had not completed our goodwill impairment analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the analysis performed to date, we recorded a preliminary non-cash, goodwill impairment charge totaling $300 million in the Ingalls segment, representing our best estimate of the impairment loss, during the third quarter of 2011. We expect to finalize the goodwill impairment analysis during the fourth quarter of 2011. There could be further adjustment to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustment to the preliminary estimate as a result of completing this evaluation will be recorded and disclosed in our financial statements for the year ending December 31, 2011. In the three and nine months ended September 30, 2010, we did not record any goodwill impairments. See Note 6 to the consolidated financial statements in Part I, Item 1.

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

The table below reconciles segment operating income (loss) to total operating income (loss).

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2011	2010	2011	2010
Segment operating income (loss)	$(187)	$89	$(5)	$178
Net pension and post-retirement benefits adjustment	(1)	(7)	(9)	(34)
Deferred state income taxes	(2)	(5)	—	—

Total operating income (loss)	$(190)	$77	$(14)	$144

Segment Operating Income

Segment operating loss for the three months ended September 30, 2011 was $187 million as compared to segment operating income of $89 million for the same period in 2010. The change was primarily the result of the goodwill impairment charge totaling $300 million at Ingalls in 2011. The impact of the goodwill charge in 2011 was partially offset by lower net unfavorable performance adjustments in 2010 as compared to the same period in 2011. The 2010 unfavorable performance adjustments included a pre-tax charge to reflect additional costs to complete post-delivery work on LHD-8 USS Makin Island. 2010 results were also impacted by an unfavorable performance adjustment on LPD-24 Arlington, which was more than offset by milestone incentives on the total LPD-22 through LPD-25 contract. Activity within each segment is discussed in “Segment Operating Results” below.

Segment operating loss for the nine months ended September 30, 2011 was $5 million as compared to segment operating income of $178 million for the same period in 2010. The change was primarily the result of the 2011 goodwill impairment charge described above, partially offset by the $113 million pre-tax charge recognized in 2010 resulting from our decision to wind down shipbuilding operations at our Avondale facility and the charges and adjustments recorded in the third quarter of 2010 as described above. The results for the nine months of 2010 also include business interruption insurance recovery related to Hurricane Ike received in the first quarter (see Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1). Activity within each segment is discussed in “Segment Operating Results” below.

Net Pension and Post-Retirement Benefits Adjustment

Net pension and post-retirement benefits adjustment reflects the difference between expenses for pension and other post-retirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with CAS.

The net pension and post-retirement benefits adjustment was an expense of $1 million and $7 million in the three months ended September 30, 2011, and 2010, respectively. The net pension and post-retirement benefits adjustment was an expense of $9 million and $34 million in the nine months ended September 30, 2011, and 2010, respectively. The decreases in net expense in 2011 are due primarily to lower GAAP pension expense principally as a result of favorable returns on pension plan assets in 2010.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense in the three months ended September 30, 2011 was $2 million, compared to $5 million in the same period in 2010. The change was primarily due to the timing of contract-related income and deductions.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 increased $20 million and $45 million, respectively, from the same periods in 2010, primarily due to the HII senior notes and term loan established in connection with the spin-off. These increases were partially offset by the elimination of intercompany indebtedness to Northrop Grumman as of March 30, 2011.

Federal Income Taxes

Our effective tax rate on earnings from operations (excluding the 2011 non-cash goodwill impairment charge of $300 million at Ingalls, which is non-deductible for income tax purposes) for the three months ended September 30, 2011 was 35.0 percent compared with 37.3 percent in the same period in 2010. For the three months ended September 30, 2011 and 2010, our effective tax rate reflects the impact of nondeductible expenditures in each period.

Our effective tax rate on earnings from operations (excluding the 2011 non-cash goodwill impairment charge of $300 million at Ingalls, which is non-deductible for income tax purposes) for the nine months ended September 30, 2011 was 35.1 percent compared with 36.8 percent in the same period in 2010. For the nine months ended September 30, 2011 and 2010, our effective tax rate differs from the statutory federal rate due to the domestic manufacturing deduction, the research and development credit, and other nondeductible expenditures.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ in millions	2011	2010	2011	2010
Sales and Service Revenues
Ingalls	$740	$759	$2,209	$2,300
Newport News	876	928	2,688	2,748
Intersegment eliminations	(23)	(22)	(57)	(61)

Total sales and service revenues	$1,593	$1,665	$4,840	$4,987

Operating Income (Loss)
Ingalls	$(281)	$(1)	$(245)	$(71)
Newport News	94	90	240	249

Total Segment Operating Income (Loss)	(187)	89	(5)	178
Non-segment factors affecting operating income (loss)
Net pension and post-retirement benefits adjustment	(1)	(7)	(9)	(34)
Deferred state income taxes	(2)	(5)	—	—

Total operating income (loss)	$(190)	$77	$(14)	$144

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

Program Descriptions

For convenience, a brief description of certain programs discussed in this Form 10-Q is included in the “Glossary of Programs” beginning on page 36.

INGALLS

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ millions	2011	2010	2011	2010
Sales and service revenues	$740	$759	$2,209	$2,300
Segment operating loss	(281)	(1)	(245)	(71)
As a percentage of segment sales	(38.0%)	(0.1%)	(11.1%)	(3.1%)

Sales and Service Revenues

Ingalls revenues for the three months ended September 30, 2011 decreased $19 million, or 3 percent, for the same period in 2010, primarily driven by lower sales in Surface Combatants partially offset by higher sales in Coast Guard and Coastal Defense. The decrease in Surface Combatants was primarily due to lower sales volume on the DDG-51 program following delivery of DDG-110 USS William P. Lawrence in the first quarter of 2011 and DDG-107 USS Gravely in the third quarter of 2010, partially offset by higher sales volume on the DDG-113 (unnamed) in the third quarter of 2011. The increase in Coast Guard and Coastal Defense was primarily due to higher sales volume on the fourth National Security Cutter, the contract for which was awarded in the fourth quarter of 2010.

Ingalls revenues for the nine months ended September 30, 2011 decreased $91 million, or 4 percent, for the same period in 2010, primarily driven by lower sales in Surface Combatants, partially offset by higher sales in Expeditionary Warfare and Coast Guard & Coastal Defense. The decrease in Surface Combatants was primarily due to lower sales volume on the DDG-51 program following delivery of DDG-110 USS William P. Lawrence in the first quarter of 2011 and DDG-107 USS Gravely in the third quarter of 2010, partially offset by higher sales volume on DDG-113 (unnamed) in 2011. The increase in Expeditionary Warfare was due to higher sales volume on LPD-26 and the LHA program. Additionally, during 2010 the LPD program was impacted by our decision to wind down shipbuilding operations at our Avondale facility in 2013 (see Note 4 to the unaudited condensed consolidated financial statements in Part I, Item 1), which resulted in a reduction to product revenues in 2010 to reflect revised estimates to complete LPD-23 and LPD-25. These increases in Expeditionary Warfare were partially offset by lower sales volume on LPD-22 San Diego and LPD-24 Arlington. The increase in Coast Guard & Coastal Defense was primarily due to higher sales volume on the fourth National Security Cutter, the contract for which was awarded in the fourth quarter of 2010.

Segment Operating Income

Ingalls operating loss for the three months ended September 30, 2011 was $281 million as compared to $1 million for the same period in 2010. The change was due to the goodwill impairment charge of $300 million in 2011 (see Goodwill Impairment on page 29). The impact of the goodwill charge in 2011 was partially offset by lower net unfavorable performance adjustments in 2010 as compared to the same period in 2011. The 2010 unfavorable performance adjustments included a 2010 pre-tax charge to reflect additional costs to complete post-delivery work on LHD-8 USS Makin Island. 2010 results were also impacted by an unfavorable performance adjustment on LPD-24 Arlington, which was more than offset by milestone incentives on the total LPD-22 through LPD-25 contract.

Ingalls operating loss for the nine months ended September 30, 2011 was $245 million as compared to $71 million for the same period in 2010. The change was primarily the result of the 2011 goodwill impairment charge described above, partially offset by the $113 million pre-tax charge resulting from our decision to wind down shipbuilding operations at our Avondale facility and the charges and adjustments recorded in the third quarter of 2010 as described above. The results for 2010 also include business interruption insurance recovery related to Hurricane Ike received in the first quarter (see Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1).

NEWPORT NEWS

	Three Months Ended		Nine Months Ended
	September 30		September 30
$ millions	2011	2010	2011	2010
Sales and service revenues	$876	$928	$2,688	$2,748
Segment operating income	94	90	240	249
As a percentage of segment sales	10.7%	9.7%	8.9%	9.1%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2011 decreased $52 million, or 6 percent, from the same period in 2010, primarily driven by lower sales in Aircraft Carriers. The decrease in Aircraft Carriers was primarily due to lower volumes on the CVN-71 USS Theodore Roosevelt RCOH and CVN-78 Gerald R. Ford, partially offset by higher sales volume on the advanced construction contract for CVN-79 John F. Kennedy and the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH.

Newport News revenues for the nine months ended September 30, 2011 decreased $60 million, or 2 percent, from the same period in 2010, primarily driven by lower sales in Aircraft Carriers and in Fleet Support, partially offset by higher sales in Submarines. The decrease in Aircraft Carriers was primarily due to lower volume on the CVN-65 USS Enterprise EDSRA. The decrease in sales was also driven by the PSA for CVN-77 USS George H.W. Bush, which was completed in the first quarter of 2010 and the PSA for CVN-70 USS Carl Vinson, partially offset by higher sales volume on the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH and the advanced construction contract for CVN-79 John F. Kennedy. The decrease in Fleet Support was primarily due to lower activity in the San Diego fleet maintenance market. The increase in Submarines was primarily due to higher sales volume on the construction of Virginia-class submarines.

Segment Operating Income

Newport News operating income for the three months ended September 30, 2011 was $94 million compared with $90 million in the same period 2010. The increase was primarily due to the impact of risk retirement related to the expiration of the warranty period on SSN-779 USS New Mexico in the third quarter of 2011, partially offset by risk retirement in 2010 on the SSN-763 USS Toledo DMP, which was not recurring in the same period in 2011, and the lower sales volume described above.

Newport News operating income for the nine months ended September 30, 2011 was $240 million compared with $249 million in the same period 2010. The decrease was primarily due to the lower sales volume described above, partially offset by the impact of performance improvements realized on the Virginia-class submarine program in the second quarter of 2010, which were not recurring in the first half of 2011.

BACKLOG

Total backlog at September 30, 2011, and December 31, 2010, was approximately $17 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity (IDIQ) orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment at September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
			Total			Total
$ in millions	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$5,928	$288	$6,216	$4,317	$581	$4,898
Newport News	5,896	5,143	11,039	5,248	7,191	12,439

Total backlog	$11,824	$5,431	$17,255	$9,565	$7,772	$17,337

Backlog is converted into the following years’ sales as costs are incurred or deliveries are made. Approximately 31 percent of the $17 billion total backlog at December 31, 2010 is expected to be converted into sales in 2011. As of September 30, 2011 and December 31, 2010, U.S. government orders comprised substantially all of the total backlog.

Awards

The value of new contract awards during the nine months ended September 30, 2011 was approximately $4.8 billion. Significant new awards during this period include contracts for construction of LPD-26 John P. Murtha, construction of DDG-113 (unnamed), construction of DDG-114 (unnamed), continued engineering and construction of CVN-78 Gerald R. Ford, construction of the U.S. Coast Guard’s fifth National Security Cutter (unnamed), advance planning efforts for the CVN-72 USS Abraham Lincoln RCOH and continued execution of the CVN-71 USS Theodore Roosevelt RCOH.

LIQUIDITY AND CAPITAL RESOURCES

We endeavor to ensure the most efficient conversion of operating results into cash for deployment in operating our businesses and maximizing shareholder value. We use various financial measures to assist in capital deployment decision making, including net cash provided by operating activities and free cash flow. We believe these measures are useful to investors in assessing our financial performance.

The table below summarizes key components of cash flow provided by operating activities.

	Nine months ended
	September 30
$ in millions	2011	2010
Net earnings (loss)	$(163)	$72
Impairment of goodwill	300	—
Deferred income taxes	—	24
Other non-cash items (1)	164	143
Retiree benefit funding less than expense	89	79
Trade working capital increase	(336)	(167)

Net cash provided by operating activities	$54	$151

(1)	Comprised of depreciation, amortization, and stock based compensation.

Cash Flows

The following is a discussion of our major operating, investing and financing activities for the nine months ended September 30, 2011, and 2010, respectively, as classified on the condensed consolidated statements of cash flows.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $54 million compared with cash provided of $151 million in the same period in 2010. The change of $97 million was due principally to an increase in trade working capital of $169 million, which was primarily related to the timing of cash collections from our customers. Net cash paid by Northrop Grumman on our behalf for U.S. federal income tax obligations was $53 million and $28 million in the nine months ended September 30, 2011, and 2010, respectively. Net cash paid by the company for federal and state income taxes in the nine months ended September 30, 2011 was $34 million.

Investing Activities

Cash used by investing activities for the nine months ended September 30, 2011 was $119 million compared with $96 million for the same period in 2010, consisting entirely of capital expenditures in both periods.

Financing Activities

In connection with the spin-off, we have (i) incurred $1,200 million of debt (consisting of $600 million of 6.875 percent senior notes due in 2018 and $600 million of 7.125 percent senior notes due in 2021) and (ii) entered into a credit facility with third-party lenders in an amount of $1,225 million, comprised of a $575 million term loan (due in 2016 with a variable interest rate based on LIBOR plus a spread based on our leverage ratio; the current spread is 2.5 percent and may vary between 2.0 percent and 3.0 percent), and a $650 million revolving credit facility (maturing in 2016 with a variable interest rate on drawn borrowings based on LIBOR plus a spread based upon our leverage ratio; the current spread is 2.5 percent and may vary between 2.0 percent and 3.0 percent; and with a commitment fee rate on the unutilized balance based on leverage ratio; the current leverage ratio is 0.5 percent and may vary between 0.35 percent and 0.5 percent), of which approximately $121 million of letters of credit was issued but undrawn as of September 30, 2011, and the remaining $529 million of which was unutilized at that time.

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

Free Cash Flow

Free cash flow represents cash from operating activities less capital expenditures. We believe free cash flow is a useful measure for investors to consider. This measure is a key factor in our planning as it represents cash provided by or used in our operations.

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as an indicator of performance.

The table below reconciles net cash (used in) provided by operating activities to free cash flow.

	Nine Months Ended
	September 30
$ in millions	2011	2010
Net cash provided by operating activities	$54	$151
Less capital expenditures	(119)	(96)

Free cash flow (used in) provided by operations	$(65)	$55

Other Sources and Uses of Capital

Additional Capital — We expect cash generated from operations in combination with our existing credit facilities to be sufficient to service debt, meet contractual obligations, and finance capital expenditures for the next twelve months.

Financial Arrangements — In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers’ compensation plans. At September 30, 2011, there were $121 million of stand-by letters of credit issued but undrawn and $295 million of surety bonds outstanding related to our operations.

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

In the three months ended September 30, 2011, we made a scheduled quarterly Term Loan payment of $7 million using cash generated from operations.

For a description of our outstanding debt amounts and related restrictive covenants, see Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we had no significant off-balance sheet arrangements other than the surety bonds and letters of credit discussed in “Other Sources and Uses of Capital” above and operating leases. For a description of our operating leases, see “Notes to Consolidated Financial Statements—Notes 2 and 14” in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

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

ACCOUNTING STANDARDS UPDATES

See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 for information related to accounting standards updates.

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

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of some of the programs mentioned in this Form 10-Q.

Program Name	Program Description

Carrier New Construction CVN-78 Gerald R. Ford-class	Design and construction for the Ford-class program, which is the future aircraft carrier replacement program for CVN-65 USS Enterprise and CVN-68 Nimitz-class aircraft carriers. CVN-78 Gerald R. Ford (the first ship of the Ford-class) is currently under construction and is scheduled to be delivered in 2015. CVN-79 John F. Kennedy is under contract for engineering, advance construction, and purchase of long-lead time components and material. This category also includes the class’ non-recurring engineering. The class brings improved warfighting capability, quality of life improvements for sailors, and reduced acquisition and life cycle costs.

Carrier RCOH	Perform refueling and complex overhaul (RCOH) of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. CVN-71 USS Theodore Roosevelt is currently undergoing RCOH, marking the fifth CVN RCOH in history and CVN-72 USS Abraham Lincoln has begun advance planning.

Carrier Post Shakedown Availability (PSA)	Perform work post-delivery or redelivery to get the ship ready to enter or reenter the fleet. CVN-77 USS George H. W. Bush is the tenth and final Nimitz-class carrier. Her PSA was completed in 2010.

CVN-65 USS Enterprise EDSRA	Maintain and support the world’s first nuclear-powered aircraft carrier.

Submarine New Construction SSN-774 Virginia-class and Fleet Support	Construct the newest attack submarine as the principal subcontractor to Electric Boat. The SSN-774 Virginia-class is a post-Cold War design tailored to excel in a wide range of warfighting missions, including anti-submarine and surface ship warfare; special operation forces; strike; intelligence, surveillance, and reconnaissance; carrier and expeditionary strike group support; and mine warfare.

DDG-51 Arleigh Burke-class Destroyer	Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy’s primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered the USS Gravely in 2010 and the USS William P. Lawrence in 2011. We are currently constructing DDG-113 (unnamed) and DDG-114 (unnamed).

LPD-17 San Antonio-class Amphibious Transport Dock Ship	Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy’s 21st century amphibious assault force, and these ships are a key element of the U.S. Navy’s seabase transformation. We are currently constructing LPD-22 through LPD-26.

National Security Cutter (Legend Class)	Design and build the U.S. Coast Guard’s National Security Cutters, the largest and most technically advanced class of cutter in the Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships of which the first three ships, NSC-1 USCGC Bertholf, NSC-2 USCGC Waesche and NSC-3 Stratton, have been delivered; NSC-4 Hamilton and NSC-5 (unnamed) are under construction.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Other than the items discussed below, there have been no changes from our disclosure included in the information statement filed as Exhibit 99.1 to the company’s current report on Form 8-K filed on April 4, 2011.

Interest Rates — The financial instruments subject to interest rate risk include floating rate borrowings under the credit agreement. At September 30, 2011, we had $561 million in floating rate debt outstanding under the credit facility’s term loan (and our $650 million revolver remained undrawn as of September 30, 2011). Based on the amounts outstanding under the credit facility as of September 30, 2011, an increase of 1 percent in interest rates would increase the interest expense on our debt by approximately $6 million on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2011. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the company files or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in the condensed consolidated financial statements in Part I, Item 1 (see Notes 11, 12, and 14). In addition to the matters disclosed in Part I, Item1, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually, or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Part II, Item 1A below.

Item 1A. Risk Factors

The information presented below sets forth material changes from the risk factors described in “Risk Factors” in our information statement filed as Exhibit 99.1 to our current report on Form 8-K filed on April 4, 2011 as supplemented by our Quarterly Report for the three months ended June 30, 2011, on Form 10-Q filed on August 11, 2011, and should be read in conjunction with the risk factors and information described therein.

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

As part of our overall strategy, we may, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately 20% of our recorded total assets. In the past, we have evaluated goodwill amounts for impairment annually on November 30, or when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill and/or other intangible assets.

For example, we recorded non-cash charges totaling $300 million in the third quarter of 2011 and $2,490 million in the fourth quarter of 2008 for the impairment of goodwill. The impairments in both periods were primarily driven by adverse equity market conditions that caused a decrease in market multiples and the company’s and former parent’s market capitalization as of September 30, 2011 and November 30, 2008, respectively. The charges reduced goodwill recorded in connection with Northrop Grumman’s 2001 acquisition of Newport News Shipbuilding, Inc. and Litton Industries, Inc. (“Litton”).

In light of the adverse equity market conditions that began in the last fiscal quarter and the resultant decline in industry market multiples and our market capitalization, we decided it would be appropriate to perform an interim goodwill impairment analysis. As of the filing date of this Quarterly Report on Form 10-Q, we had not completed our analysis for the quarter ended September 30, 2011 due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. We expect to finalize the goodwill impairment analysis during the fourth quarter of 2011. There could be further adjustment to the preliminary goodwill impairment charge when the goodwill impairment test is completed. Any adjustment to the preliminary estimate as a result of completing this evaluation will be recorded and disclosed in our financial statements for the year ending December 31, 2011.

Further declines in market multiples or our stock price or other factors could lead to future impairments. If we are required in the future to recognize any additional impairments to goodwill, it could have a material adverse effect on our financial position or results of operations.

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