Form 10-K
period 2011-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2012-03-29
CIK 1501585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-34910

HUNTINGTON INGALLS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	90-0607005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4101 Washington Avenue, Newport News, Virginia 23607 (757) 380-2000

(Address and telephone number of principal executive offices)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2011, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $1,684 million.

As of March 21, 2012, 49,395,952 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Huntington Ingalls Industries, Inc.’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

HUNTINGTON INGALLS INDUSTRIES, INC.

i

ii

PART I

ITEM 1. BUSINESS

The Spin-Off

On March 31, 2011, Northrop Grumman Corporation (“Northrop Grumman”) completed the spin-off of Huntington Ingalls Industries, Inc. (herein referred to as “HII”, the “Company”, “we”, “us”, or “our” and, as the context requires, including our predecessor business as a subsidiary of Northrop Grumman) from Northrop Grumman, following which we became an independent, publicly-owned company. To complete the spin-off, Northrop Grumman distributed to its stockholders of record on March 30, 2011, the record date for the distribution, all shares of our common stock held by Northrop Grumman. Northrop Grumman stockholders received one share of HII common stock for every six shares of Northrop Grumman common stock they held.

As an independent, publicly-owned company, we own and operate the legacy Northrop Grumman shipbuilding business. We entered into a series of agreements with Northrop Grumman, including the Separation and Distribution Agreement and other agreements, which govern the relationship between us and Northrop Grumman subsequent to the spin-off and provide for the allocation between Northrop Grumman and us of various assets, liabilities and obligations, including employee benefits, intellectual property, insurance and tax related assets and liabilities.

History and Organization

For more than a century, we have been designing, building, overhauling and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. We build more ships, in more ship types and classes, than any other U.S. naval shipbuilder. We are the nation’s sole industrial designer, builder and refueler of nuclear-powered aircraft carriers, the sole supplier and builder of amphibious assault and expeditionary warfare ships to the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy and one of only two companies that builds the U.S. Navy’s current fleet of DDG-51 Arleigh Burke-class destroyers. We are the exclusive provider of Refueling and Complex Overhaul (“RCOH”) services for nuclear-powered aircraft carriers, a full-service systems provider for the design, engineering, construction and life cycle support of major programs for surface ships and a provider of fleet support and maintenance services for the U.S. Navy.

Our primary areas of business include the design, construction, repair and maintenance of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants, expeditionary warfare/amphibious assault and coastal defense surface ships, as well as the overhaul and refueling of nuclear-powered ships. We operate our shipbuilding business through our Huntington Ingalls Incorporated subsidiary, which is organized into two segments: Newport News Shipbuilding (“Newport News”), which includes all of our nuclear ship design, construction, overhaul, refueling and repair and maintenance businesses; and Ingalls Shipbuilding (“Ingalls”), which includes our non-nuclear ship design, construction, repair and maintenance businesses.

Our three major shipyards are currently located in Newport News, Virginia, Pascagoula, Mississippi and Avondale, Louisiana. We currently intend to wind down our construction activities at our Avondale shipyard in 2013 and consolidate Ingalls construction into our Mississippi facilities. We believe that consolidation in Pascagoula will allow us to realize the benefits of serial production, reduce program costs on existing contracts, and make future vessels more affordable by reducing overhead rates, thereby making us more competitive on future U.S. Navy and U.S. Coast Guard contracts. We are exploring the potential for alternative uses of the Avondale facility, including alternative opportunities for the workforce there. For a more detailed discussion of the costs that we expect to incur in connection with the wind down of our Avondale shipyard, see Risk Factors in Item 1A.

We conduct substantially all of our business with the U.S. Government, principally the Department of Defense (“DoD”). As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs. With our product capabilities, heavy industrial facilities and a workforce of approximately 38,000 employees, we believe we are positioned to continue to support the long-term objectives of the U.S. Navy to adapt and respond to a complex, uncertain and rapidly changing national security environment.

Newport News

The capabilities of our Newport News operations extend from our core nuclear business of designing and constructing nuclear-powered ships, such as aircraft carriers and submarines, and the refueling and overhaul of such ships, to our secondary businesses that are focused on the construction of heavy manufacturing equipment for commercial nuclear power facilities and the operations, management and cleanup of environmental hazard sites through Department of Energy (“DoE”) cleanup programs. Our Newport News shipyard is one of the largest shipyards in the United States. Our facilities are located on approximately 550 acres on the mouth of the James River, which adjoins the Chesapeake Bay. The shipyard has two miles of waterfront property and heavy industrial facilities that include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, a module outfitting facility and various other workshops. Our Newport News shipyard also has a 2,170-foot dry dock and a 1,050-ton gantry crane capable of servicing two aircraft carriers at one time.

Design, Construction and Refueling and Complex Overhaul (“RCOH”) of Aircraft Carriers

Engineering, design and construction of U.S. Navy nuclear aircraft carriers are core to our operations. Aircraft carriers are the largest ships in the U.S. Navy’s fleet, with a weight displacement of about 90,000 tons. Since 1933, Newport News has delivered 30 aircraft carriers to the U.S. Navy, including all 11 ships currently in active service.

The U.S. Navy’s newest carrier and the last of the CVN-68 Nimitz-class, CVN-77 USS George H.W. Bush, was delivered on May 11, 2009. We have been engaged in design work on the next generation aircraft carrier, the CVN-78 Gerald R. Ford-class, for over nine years. In 2008, we were awarded a $5.1 billion contract for detail design and construction of the first ship of the class, CVN-78 Gerald R. Ford, which is scheduled for delivery in 2015. We subsequently received awards in 2009, 2010 and 2011 under a construction preparation contract totaling $1.1 billion for the second CVN-78 Gerald R. Ford-class aircraft carrier, the CVN-79 John F. Kennedy. This four-year contract includes design efforts, planning, procurement of long-lead-time materials, and limited fabrication as well as continued research and development efforts with key suppliers.

We continue to be the exclusive prime contractor for nuclear carrier RCOHs. Each RCOH takes over three years to complete and accounts for approximately 35% of all maintenance and modernization in the service life of an aircraft carrier. RCOH services include propulsion (refueling of reactors, propulsion plant modernization and propulsion plant repairs), restoration of service life (dry docking, tank and void maintenance; hull shafting, propellers, rudders; piping repairs, replacement and upgrades; electrical systems upgrades; aviation capabilities) and modernization (warfare, interoperability and environmental compliance). We provide ongoing maintenance services for the U.S. Navy aircraft carrier fleet through both RCOH and repair work. We expect to redeliver CVN-71 USS Theodore Roosevelt to the U.S. Navy following its RCOH in 2013.

In 2010, we were awarded a $678 million planning contract (an initial award of $79 million with two one-year options) for the RCOH of the CVN-72 USS Abraham Lincoln. In 2011, the U.S. Navy exercised the first option for $207 million. We believe that our position as the exclusive designer and builder of nuclear-powered aircraft carriers, as well as the fact that this work requires a highly trained workforce, is capital-intensive and has high barriers to entry due to its nuclear requirements, strongly positions us as the frontrunner for the award of future RCOH contracts on the current and future fleet of U.S. Navy carriers.

Aircraft Carrier Inactivation

Aircraft carriers have a lifespan of approximately 50 years, and we believe the 11 carriers delivered by us that are currently in active service, as well as those we will deliver in the future, present a significant opportunity for us with respect to their inactivation. We anticipate that in 2013 the U.S. Navy will contract with us, through our Newport News shipyard, to inactivate the CVN-65 USS Enterprise, the world’s first nuclear-powered aircraft carrier, which was built by us and commissioned in 1961. We have constructed the facility to perform this work at our Newport News shipyard. Additionally, as other aircraft carriers in the naval fleet age, we believe that the U.S. Navy will require inactivation of those ships, and we plan to be positioned as the best choice for the U.S. Navy to award that work. We expect each contract for an aircraft carrier inactivation to be valued at over $650 million.

Design and Construction of Nuclear-Powered Submarines

We are one of only two companies in the United States capable of designing and building nuclear-powered submarines for the U.S. Navy. Since 1960, Newport News has delivered 57 submarines to the U.S. Navy, comprised of 43 fast attack and 14 ballistic missile submarines. Of the 54 nuclear-powered fast attack submarines currently in active service, 26 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research and integrated planning. In February 1997, we executed a teaming agreement with Electric Boat, a division of General Dynamics, to build SSN-774 Virginia-class fast attack nuclear submarines cooperatively. Under the present arrangement, we build the stern, habitability and machinery spaces, torpedo room, sail and bow, while Electric Boat builds the engine room and control room. Work on the reactor plant and the final assembly, test, outfit and delivery of the submarine alternate between Electric Boat and us. The four submarines of the first block and the first four submarines of the second block of SSN-774 Virginia-class submarines have been delivered. Construction on the remaining two submarines of the second block is underway, with the last submarine scheduled for delivery in 2013. In December 2008, the team was awarded a construction contract for the third block of eight SSN-774 Virginia-class submarines. The multi-year contract increased construction from one per year to two submarines per year from 2011 to 2013. The fiscal year 2012 Omnibus Appropriations Act included funding for two Virginia-class submarines per year. The eighth submarine to be procured under this contract is scheduled for delivery in 2019.

SSBN(X) Ohio-Class Replacement Program

The U.S. Navy issued in February 2010 its Report of the Quadrennial Defense Review (“QDR”), a legislatively mandated review of military strategy and priorities for the next four years, which included the force requirements on which the U.S. Navy relied to design its 30-Year Plan, now referred to as the 2012 Shipbuilding Plan. The 2012 Shipbuilding Plan states the U.S. Navy’s intention to focus on the design and construction of replacement boats for the current aging Ohio-class ballistic and cruise missile submarines. The U.S. Navy has committed to designing a replacement class for the SSBN(X) Ohio-class nuclear ballistic missile submarines, which were first introduced into service in 1981. Although the contract is not yet negotiated, we expect to participate in the design effort and our experience and well-qualified workforce position us for a potential role in the construction effort. The SSBN(X) Ohio-class includes 14 ballistic missile submarines (“SSBN”) and four cruise missile submarines (“SSGN”). The SSBN(X) Ohio-class Submarine Replacement Program currently anticipates 12 new ballistic missile submarines over a 15-year period at a cost of approximately $4 billion to $7 billion each. The first Ohio-class ballistic missile submarine is expected to be retired in 2029, meaning that the first replacement submarine should be in service by that time. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. At this time, construction is expected to begin in 2019, with the procurement of long-lead-time materials in 2015. The current fiscal environment and uncertainty in defense budgets may delay the start of construction, or result in a reduction in the number of ships being procured, but we believe the SSBN(X) Ohio-class Submarine Replacement Program may represent a significant opportunity for us in the future.

Energy

Our DoE and commercial nuclear programs leverage our core competencies in nuclear operations, program management and heavy manufacturing. We selectively partner with experienced industry leaders, and we are a participant in one active joint venture. We are also able, through our subsidiary Newport News Industrial Corporation (“NNI”), to provide a range of services to the energy and petrochemical industries as well as government customers.

Savannah River Nuclear Solutions, LLC (“SRNS”)

In January 2008, SRNS, our joint venture with Fluor Corporation and Honeywell International Inc., was awarded a five-year $4 billion contract for site management and operations of the DoE’s Savannah River Site located 12 miles south of Aiken, South Carolina. Work at the site includes management of a national laboratory and the cleanup of nuclear waste, both newly generated and backlogged and legacy wastes that exist at various facilities throughout the Savannah River Site. As part of the American Recovery and Reinvestment Act of 2009, SRNS was awarded a stimulus contract of $1.4 billion to deactivate and remediate several reactors and sites at the Savannah River Site. We have a 34% ownership stake in SRNS.

AREVA Newport News, LLC (“AREVA Newport News”)

In October 2008, we announced the formation of a joint venture, AREVA Newport News, with AREVA NP to build a new manufacturing facility in Newport News, Virginia to supply heavy components to the civilian nuclear electrical power sector. AREVA Newport News plans to construct a production facility for the manufacture of heavy commercial nuclear power plant components. We are minority owners of AREVA Newport News.

Newport News Industrial Corporation (“NNI”)

NNI provides a range of support services to operating commercial nuclear power plants. In the 45 years since it was founded, NNI has expanded its capabilities, continuing to provide support for nuclear energy facilities, as well as for fossil power plants and other industrial facilities. NNI focuses on fabrication services, construction services, equipment services, technical services and product sales to its customers, which include both private industry as well as government entities such as the National Aeronautics and Space Administration (“NASA”), the DoE and the DoD.

Ingalls

Through our Ingalls operations, we design and construct non-nuclear ships for the U.S. Navy and U.S. Coast Guard, including amphibious assault ships, surface combatants and National Security Cutters. We are the sole supplier of amphibious assault ships to the U.S. Navy and built 28 of the 62-ship DDG-51 Arleigh Burke-class of Aegis guided missile destroyers in active service. We are also the sole supplier of the large multi-mission National Security Cutters for the U.S. Coast Guard. Our Ingalls shipbuilding sites are located in Pascagoula, Mississippi, Gulfport, Mississippi, and Avondale, Louisiana. We intend to wind down our construction activities at Avondale in 2013 and consolidate all Ingalls construction into our Mississippi facilities. During 2011, we closed and terminated our lease on a components facility in Tallulah, Louisiana and ceased significant operations at a facility in Waggaman, Louisiana. We are exploring alternative uses of the Avondale facility, including alternative opportunities for our workforce. Our various Ingalls facilities offer a collection of manufacturing capabilities such as a 660-ton gantry crane, a shipbuilding facility focused on composite research and engineering and a Land Based Test Facility.

Amphibious Assault Ships

We are the sole provider of amphibious assault and expeditionary warfare ships to the U.S. Navy. Those ships include the U.S. Navy large deck amphibious ships (“LHA”), amphibious transport dock ships (“LPD”) and multi-purpose amphibious assault ships (“LHD”). The LHA is a key component of the U.S. Navy-Marine Corps requirement for 11 Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction and modernization of LHAs are core to our Ingalls operations. In 2009, construction of LHD-1 Wasp-class multipurpose amphibious assault ships concluded with the delivery of LHD-8 USS Makin Island. In 2007, we were awarded the construction contract for LHA-6 America, the first in a new class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. The first ship of the LHA-6 America-class is currently under construction, and we expect to deliver it in 2013. We are currently procuring long-lead-time material for LHA-7 under a contract awarded in 2010. The balance of funding for LHA-7 was included in the fiscal year 2012 Omnibus Appropriations Act.

The LPD program is one of two Ingalls long-run production programs, where we have an opportunity to take advantage of cost reductions resulting from ship-over-ship learning. We are currently constructing four LPD-17 San Antonio-class amphibious transport dock ships: LPD-24 Arlington scheduled for delivery in 2012, and LPD-26 John P. Murtha scheduled for delivery in 2016, in our Pascagoula, Mississippi shipyard, and LPD-23 Anchorage scheduled for delivery in 2012, and LPD-25 Somerset scheduled for delivery in 2013, in our Avondale shipyard. We delivered LPD-22 San Diego in 2011. Long-lead-time material contract work for LPD-27 (unnamed) was awarded to us in October 2010, and funding to construct LPD-27 was included in the fiscal year 2012 Omnibus Appropriations Act. We intend to construct LPD-27 in our Pascagoula, Mississippi facility.

As we complete work on LPD-23 Anchorage and LPD-25 Somerset, we intend to wind down our construction activities at Avondale in 2013 and consolidate all Ingalls construction in our Mississippi facilities. During 2011, we closed and terminated the lease on a components facility in Tallulah, Louisiana and ceased significant operations at a facility in Waggaman, Louisiana. We believe that this consolidation will decrease our Ingalls shipbuilding fixed overhead expenses, provide improved facility utilization and a more cost-efficient construction process, centralize our shipbuilding learning and increase the benefits of serial production. We believe that consolidation of operations in Pascagoula and Gulfport will reduce program costs on existing contracts and make future vessels more affordable, thereby enhancing our competitive positions.

Surface Combatants

We are a design agent for and one of only two companies that constructs the DDG-51 Arleigh Burke-class guided missile destroyers as well as major components for the DDG-1000 Zumwalt-class of land attack destroyers. We have delivered 28 DDG-51 Arleigh Burke-class destroyers to the U.S. Navy, including DDG-107 USS Gravely in July 2010 and DDG-110 William P. Lawrence in February 2011. Our participation in the DDG-1000 Zumwalt-class destroyers program includes detailed design and construction of the ships’ integrated composite deckhouses, as well as portions of the ships’ aft peripheral vertical launch systems. The U.S. Navy expects to build three DDG-1000 Zumwalt-class destroyers. We are currently constructing the composite superstructure of DDG-1000 Zumwalt and DDG-1001 Michael Monsoor at our Gulfport, Mississippi shipyard, which focuses on composite research, engineering and construction. We are currently procuring long-lead-time material for the DDG-1002 under a contract awarded in 2011.

The U.S. Navy has decided to restart the DDG-51 Arleigh Burke-class destroyer production line and truncate the DDG-1000 Zumwalt-class program. As a result, we are currently under contract to construct DDG-113 John Finn scheduled for delivery in 2016, and were recently awarded a construction contract for DDG-114 Ralph Johnson scheduled for delivery in 2017.

National Security Cutter (“NSC”)

The U.S. Coast Guard’s Deepwater Modernization Program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the NSC, a multi-mission platform designed and built by us. The U.S. Coast Guard ordered the first three NSC vessels from Integrated Coast Guard Systems (“ICGS”), a joint venture between Lockheed Martin and us, pursuant to an Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract for the Deepwater Modernization Program. The first National Security Cutter, NSC-1 USCGC Bertholf, was delivered to the U.S. Coast Guard in 2008, followed by NSC-2 USCGC Waesche in 2009 and NSC-3 USCGC Stratton in 2011. The construction contract for NSC-4 Hamilton was awarded directly to Ingalls in November 2010, and construction began in 2011. The construction contract for NSC-5 was awarded directly to Ingalls in September 2011. The fiscal year 2012 Homeland Security Appropriations Act includes funding to procure long-lead-time material for NSC-6.

Fleet Support: AMSEC and Continental Maritime of San Diego (“CMSD”)

Fleet support provides comprehensive life cycle services, including depot maintenance, modernization, repairs, logistics and technical support and planning yard services for naval and commercial vessels through our AMSEC and CMSD subsidiaries. We have ship repair facilities in Newport News, Virginia, and San Diego, California, which are near the U.S. Navy’s largest homeports of Norfolk, Virginia and San Diego, respectively. AMSEC provides naval architecture and marine engineering, ship system assessments, maintenance engineering and logistics services to the U.S. Navy and commercial maritime industry from 28 locations nationwide and overseas. On any given day, over 600 of our AMSEC employees are on board U.S. Navy ships, assessing equipment conditions, modernizing systems and training sailors. Through CMSD, a Master Ship Repair Contractor, we provide ship repair, regular overhaul and selected restricted availability services (pier side or in customer’s dry docks) for the U.S. Navy. We also perform emergent repair for the U.S. Navy on all classes of ships.

Corporate

Huntington Ingalls Industries, Inc. was incorporated in Delaware on August 4, 2010. Our principal executive offices are located at 4101 Washington Avenue, Newport News, Virginia 23607. Our telephone number is (757) 380-2000, and our home page on the Internet is www.huntingtoningalls.com. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website. Accordingly, such information should not be considered part of this report.

Summary Segment Financial Data

For a more complete understanding of our segment financial information, see Segment Operating Results in Item 7 and Note 6: Segment Information in Item 8.

Customers

Revenues from the U.S. Government accounted for substantially all of our total revenues in 2011, 2010 and 2009. In 2011, approximately 97% of our revenues were generated from the U.S. Navy and approximately 3% were generated from the U.S. Coast Guard.

Intellectual Property

With more than 5,100 engineers and designers, we develop and incorporate into our vessels new technologies, manufacturing processes and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual property rights to and from others. The U.S. Government holds licenses to our patents developed in the performance of U.S. Government contracts, and it may use or authorize others to use the inventions covered by our patents. While our intellectual property rights are important to the operation of our business, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on several factors, including the timing of contract awards, the incurrence of contract costs, cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates and Judgments—Revenue Recognition in Item 7.

Backlog

At December 31, 2011, our total backlog was $16.3 billion compared with $17.3 billion at the end of 2010. Approximately 33% of backlog at December 31, 2011, is expected to be converted into sales in 2012.

Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made. For backlog by segment, see Backlog in Item 7.

Raw Materials

The most significant raw material we use is steel. Other materials used in large quantities include paint, aluminum, pipe, electrical cable and fittings. All of these materials are currently available in adequate supply. In connection with our government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. Generally, for all of our long-term contracts, we obtain price quotations for many of our materials requirements from multiple suppliers to ensure competitive pricing. We have not generally been dependent upon any one supply source; however, due largely to the consolidation of the defense industry, there are currently several components for which there is only one supplier. We believe that these single source suppliers, as well as our overall supplier base, are adequate to meet our future needs. We have mitigated some supply risk by negotiating long-term agreements with a number of raw material suppliers. In addition, we have mitigated price risk related to raw material purchases through certain arrangements included in our customer contracts.

Research and Development

To foster innovative product development and evolution, we conduct research and development activities as part of our normal business operations. Our research and development activities primarily include Independent Research and Development (“IR&D”) efforts related to government programs. In accordance with U.S Government regulations, we recover a significant portion of our IR&D expenditures through overhead charges to U.S. Government contracts. We include IR&D expenses in general and administrative expenses. Company-sponsored IR&D expenses totaled $24 million, $23 million and $21 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At our Virginia Advanced Shipbuilding and Carrier Integration Center facility (“VASCIC”), located in Newport News, Virginia, we conduct on-site warfare systems testing, training and laboratory research for the next generation aircraft carriers, submarines and other ships. VASCIC serves as the focal point for the integration of ship systems and the application of new technologies. It has a classified facility and an integration area that allows for research and development related to setup and testing of electronics as well as hull, mechanical and electrical systems prior to introducing new equipment on board a ship. It also has modeling and simulation capability allowing for visualization using 3-D displays. We believe VASCIC benefits the U.S. Navy and represents a competitive advantage for us by developing future naval capabilities, reducing total ownership cost and facilitating technology transfer.

Governmental Regulation and Supervision

Our business is affected by a variety of laws and regulations relating to the award, administration and performance of U.S. Government contracts. See Risks Related to Our Business in Item 1A.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, such as the U.S. Navy’s Supervisor of Shipbuilding, the Defense Contract Audit Agency (“DCAA”) and the Defense Contract Management Agency (“DCMA”). These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include but are not limited to our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems and management information systems. Any costs we incur that are found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties as well as administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. Government. The U.S. Government also has the ability to decrease or withhold payments when it deems systems subject to its review to be inadequate. As contracts subject to new contractor business systems rules are awarded, withholdings may occur in the future if the U.S. Government makes a final determination of one or more significant deficiencies in one or more of such systems.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the government’s convenience, contractors are normally protected by provisions covering reimbursement for costs incurred on the contracts and profit on those costs, but not for the anticipated profit that would have been earned had the contract been completed. Termination resulting from our default could expose us to various liabilities, including, but not limited to, excess reprocurement costs, and could have a material effect on our ability to compete for future contracts.

In 2009, Congress passed legislation to improve the organization and procedures of the DoD for the acquisition of major weapons systems, including shipbuilding and maritime systems. This legislation, the Weapon System Acquisition Reform Act of 2009, requires the DoD to develop mechanisms to address cost, schedule and performance in establishing program requirements. As acquisition reform progresses, we will continue to anticipate and respond to the actions of the Pentagon and Congress to determine their impact on our operations.

Government contractors must comply with a significant volume of procurement regulations and other requirements. Contracting with the U.S. Government may result in our filing of Requests for Equitable Adjustments (“REAs”), which represent requests for the U.S. Government to make appropriate adjustments to terms of a contract including pricing, delivery schedule, technical requirements or other affected terms, due to changes in the original contract requirements and resulting delays and disruption in contract performance for which the U.S. Government is responsible. REAs are prepared, submitted and negotiated in the ordinary course of business, and large REAs are not uncommon at the conclusion of both new construction and overhaul activities. Such REAs are not considered claims under the Contract Disputes Act of 1978, although they may be converted to such claims if good faith negotiations are unproductive.

In cases where there are multiple suppliers, contracts for the construction and conversion of U.S. Navy ships and submarines are generally subject to competitive bidding. In evaluating proposed prices, the U.S. Navy sometimes requires that each bidder submit information on pricing, estimated costs of completion and anticipated profit margins in order to assess cost realism. The U.S. Navy uses this information and other data to determine an estimated cost for each bidder. Under U.S. Government regulations, certain costs, including certain financing costs and marketing expenses, are not allowable contract costs. The U.S. Government also regulates the methods by which all costs, including overhead, are allocated to government contracts.

Our contracts with various agencies of the U.S. Government and our subcontracts with other prime contractors are subject to additional procurement regulations that include, but are not limited to, the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. Noncompliance found by any one agency may result in fines, penalties, debarment or suspension from receiving additional contracts with all U.S. Government agencies.

Competition

We primarily compete with General Dynamics and to a lesser extent with smaller shipyards, one or more of whom may be teamed with a large defense contractor. Intense competition related to programs, resources and funding, and long operating cycles are key characteristics of both our business and the shipbuilding defense industry in general. It is common in this industry to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

We believe we are well-positioned in the market. Because we are the only company currently capable of building, refueling and defueling the U.S. Navy’s nuclear-powered aircraft carriers, we believe we are in a strong competitive position to be awarded any contracts to perform such activities. Even so, the government periodically revisits whether refueling of nuclear-powered aircraft carriers should be performed in private or public facilities. In this regard, the fiscal year 2012 National Defense Authorization Act (“2012 Act”) requires DoD to develop a core depot level maintenance capability to refuel nuclear aircraft carriers. The 2012 Act, however, permits the Secretary of Defense to waive the requirement for DoD to develop a refueling capability, if fulfilling the requirement would not be economically feasible. We are currently the only builder of large deck amphibious assault and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs, and are positioned to be awarded future contracts for these types of vessels. We are also the sole supplier of National Security Cutters for the U.S. Coast Guard, and are positioned to be awarded future contracts for these types of vessels. We are one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy and one of only two companies that builds the U.S. Navy’s current fleet of DDG-51 Arleigh Burke-class destroyers. We are positioned to be awarded future contracts for these types of ships as well.

Our success in the shipbuilding defense industry depends upon our ability to develop, market and produce our products and services at a cost consistent with the U.S. Navy’s budget, as well as our ability to provide the people, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency.

Environmental, Health and Safety

Our manufacturing operations are subject to and affected by federal, state and local laws and regulations relating to the protection of the environment. We accrue the estimated costs to complete environmental remediation when we determine it is probable that we will incur such costs in the future in amounts we can reasonably estimate to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party (“PRP”) by the U.S. Environmental Protection Agency (“EPA”) or similarly designated by another environmental agency. These estimates may change given the inherent difficulty in estimating environmental cleanup costs to be incurred in the future caused by the uncertainties regarding the extent of the required cleanup, determination of legally responsible parties, and the status of laws, regulations and their interpretations.

We assess the potential impact on our financial statements by estimating the range of reasonably possible remediation costs that we could incur on a site-by-site basis, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. We review our estimates periodically and adjust them to reflect changes in facts and technical and legal circumstances. We record accruals for environmental cleanup costs in the accounting period in which it becomes probable we have incurred a liability and the costs can be reasonably estimated. We record insurance recoveries only when we determine that collection is probable and we do not include any litigation costs related to environmental matters in our environmental remediation accrual.

We estimate that, as of December 31, 2011, the probable future costs for environmental remediation is approximately $3 million, which is accrued in other current liabilities in the consolidated statement of financial position. We record environmental accruals on an undiscounted basis. At sites involving multiple parties, we provide environmental accruals based upon our expected share of liability, taking into account the financial viability of other jointly liable parties. We expense or capitalize environmental expenditures as appropriate. Capitalized expenditures relate to long-lived improvements in currently operating facilities. We may have to incur costs exceeding those already estimated and accrued if other PRPs do not pay their allocable share of remediation costs, which could have a material effect on our business, financial position, results of operations or cash flows. We have made the investments we believe are necessary to comply with environmental laws. Although we cannot predict whether information gained as projects progress will materially affect the estimated accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations or cash flows.

We may incur environmental costs in the future related to the wind down of our construction activities at Avondale. Due to insufficient information about the nature, timing and extent of any potential environmental remediation and costs that we may incur, these costs are not reasonably estimable at this time. Accordingly, potential environmental costs associated with the wind down of our construction activities at Avondale are not included in the estimated $3 million of probable future costs for environmental remediation, in the $271 million estimate of Avondale asset write-downs and restructuring related costs, or otherwise reflected in our consolidated financial statements. Based on the Federal Acquisition Regulations (“FAR”), we expect that a significant portion of any potential future environmental costs we incur at Avondale would be recoverable consistent with government accounting practices.

We believe that we are in material compliance with all applicable environmental regulations, and historical environmental compliance costs have not been material to our business. We could be affected by future laws or regulations, including those enacted in response to climate change concerns and other actions known as “green initiatives”. We expect to incur capital and operating costs to comply with current and future environmental laws and regulations. At this time, however, we do not believe such costs will have a material effect on our financial position, results of operations or cash flows.

With regard to occupational health and safety, the shipbuilding and ship repair industry involves work with many hazardous materials and processes, and remains one of the most hazardous industry segments. According to the Bureau of Labor statistics, the shipbuilding and ship repair industry (NAICS 336611) ranks among the highest in several injury metrics. Nevertheless, in terms of serious injuries at our operations, there have been five industrial related fatalities in the past seven years. Our internal audit program seeks to ensure that our Occupational Safety & Health Administration (“OSHA”) compliance programs remain strong. In 1995, our Newport News shipyard became the first shipyard to be awarded the Star Award from OSHA’s Voluntary Protection Program (“OSHA VPP”). To earn this award, we joined efforts with our unions and supported participation in the OSHA VPP, in which all parties assist each other to make our shipyard a safer place to work. Since then, our Gulfport, Mississippi and Continental Maritime of San Diego, California facilities have also been certified as OSHA VPP Star Sites. Additionally, our Avondale facility has been certified as an OSHA VPP Merit Site.

The Nuclear Regulatory Commission, the DoE and the DoD regulate and control various matters relating to nuclear materials we handle. Subject to certain requirements and limitations, our government contracts generally provide for indemnity by the U.S. Government for costs resulting from our nuclear operations.

Employees

We have approximately 38,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. Our workforce contains many third-, fourth- and fifth-generation shipbuilding employees. We employ individuals specializing in 19 crafts and trades, including more than 5,100 engineers and designers and more than 1,600 employees with advanced degrees. Employees who have been with us or our predecessor companies for over 40 years achieve the title of Master Shipbuilder. As of December 31, 2011, we had 975 Master Shipbuilders, 676 in Newport News and 299 at Ingalls. We employ nearly 5,500 veterans.

Our Newport News Apprentice School trains approximately 750 apprentices each year in 19 crafts and trades and several advanced programs. Our Ingalls Apprentice School currently has approximately 362 registered apprentices in its programs. Apprentices are paid as full-time employees for the duration of their studies, and usually continue to work with us upon graduation. From nuclear pipe welders to senior executives, approximately 2,850 alumni of the Apprentice School at Newport News and approximately 1,890 alumni of our Ingalls Apprentice School continue to work with us.

Approximately 50% of our employees are covered by a total of 10 collective bargaining agreements. We expect to renegotiate each of our collective bargaining agreements between 2013 and 2015 as they approach expiration. We do not expect the results of these negotiations to have a material effect on our financial position, results of operations or cash flows. We believe that our relationship with our employees is satisfactory.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing our SEC filings in the investor relations page on our website at www.huntingtoningalls.com.

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including us.

Executive Officers of the Registrant

See Executive Officers of the Registrant in Item 4A for information about our executive officers.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K, other than statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in these statements. Factors that may cause such differences include:

•	changes in government and customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);

•	our ability to obtain new contracts, estimate our costs and perform effectively;

•	risks related to our spin-off from Northrop Grumman (including our increased costs and leverage);

•	our ability to realize the expected benefits from consolidation of our Ingalls facilities;

•	natural disasters;

•	adverse economic conditions in the United States and globally; and

•	other risk factors discussed herein and in our filings with the SEC.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business, and we undertake no obligations to update any forward-looking statements.

ITEM 1A. RISK FACTORS

An investment in our common stock or debt securities involves risks and uncertainties. We seek to identify, manage, and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. You should consider the following factors carefully, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase our securities.

Risks Related to Our Business

We depend heavily on a single customer, the U.S. Government, for substantially all of our business, and changes affecting this customer’s ability to do business with us could have a material adverse effect on our financial position, results of operations or cash flows.

Our business is primarily dependent upon the design, construction, repair, maintenance, fleet support and life cycle services of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants and expeditionary warfare and amphibious assault ships for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the overhaul and refueling of nuclear-powered ships for the U.S. Navy. Substantially all of our revenues during 2011 were derived from products and services ultimately sold to the U.S. Government, and we expect this to continue in the future. In addition, substantially all of our backlog was U.S. Government related as of December 31, 2011. We are a supplier, either directly or as a subcontractor or team member, to the U.S. Government and its agencies. The related contracts are subject to various risks, including our customers’ political and budgetary constraints and processes, changes in customers’ short-range and long-range strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, delays in the timing of contract approval, and contractor suspension or debarment in the event of certain violations of legal or regulatory requirements. Any of these factors could affect our ability to do business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations or cash flows.

Contracts with the U.S. Government are subject to uncertain levels of funding, modification due to changes in customer priorities and potential termination.

We are directly dependent upon congressional allocation of defense monies to the U.S. Navy and the U.S. Coast Guard. The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may be performed over several fiscal years. Consequently, programs may be partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the fiscal year 2013 budget and subsequent budgets ultimately approved by Congress or will be included in the scope of separate supplemental appropriations.

The impact, severity and duration of the current U.S. economic downturn and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs. The level of future appropriations for defense programs has become more uncertain, following the debt ceiling crisis in August 2011 and the failure of a joint committee of Congress to identify up to $1.5 trillion in deficit reductions in November 2011, as required under the Budget Control Act of 2011. As a result of such failure, up to $600 billion in automatic spending cuts to defense programs could be triggered under the Budget Control Act beginning in 2013, or cuts could be effected through other congressional actions, which could result in the cancellation of or decreased funding for our existing programs and/or a lack of funding for future programs. The Budget Control Act provided for $487 billion of defense cuts over the next decade, and the $600 billion of sequestration cuts would be added to that amount. In the event that appropriations for any of our existing or future programs become unavailable, or are reduced or delayed, our contracts or subcontracts under such programs may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such programs, and on our financial position, results of operations or cash flows.

We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, could have a material adverse effect on our financial position, results of operations or cash flows.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government’s convenience, contractors are normally protected by provisions covering reimbursement for costs incurred on the contracts and profit related to those costs but not the anticipated profit that would have been earned had the contract been completed. However, such a termination could result in the cancelation of future work on that program. Termination resulting from our default can expose us to various liabilities, including excess reprocurement costs, and could have a material adverse effect on our ability to compete for contracts. Any termination can also have a material adverse effect on our financial condition, results of operations or cash flows.

Contract cost growth on fixed price and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. This cost growth can occur if estimates to complete a contract increase due to technical challenges, manufacturing difficulties, delays, workforce related issues, or if initial estimates used for calculating the contract cost were inaccurate. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, the timelines and availability of materials, major subcontractor performance and quality of their products, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters and the inability to recover claims included in the estimates to complete. A significant increase in contract costs from our original cost estimates on one or more programs could have a material adverse effect on our financial position, results of operations or cash flows.

Our ability to recover the costs we incur and realize profits on contracts with our U.S. Government customer depends on the type of contract under which we are performing. Our U.S. Government business is currently performed under firm fixed price (“FFP”), fixed price incentive (“FPI”), cost plus incentive fee (“CPIF”), cost plus fixed fee (“CPFF”) and cost plus award fee (“CPAF”) contracts. Under FFP contracts, we retain all costs savings on completed contracts but are liable for the full amount of all expenditures in excess of the contract price. FPI contracts, on the other hand, are flexibly priced arrangements under which overruns and underruns to an agreed target cost are shared between the U.S. Government and us. The U.S. Government is liable for its share of allowable costs up to a ceiling price, and we are responsible for all costs incurred in excess of such ceiling price, typically 125–135% of target cost. Our profit varies according to a formula set forth in the contract that generally compares the amount of costs incurred to the contract target cost. Under CPIF, CPFF and CPAF contracts, we are generally only required to perform the contract to the extent the U.S. Government makes funds available, and we recover all allowable costs incurred in the performance of the contract. Under CPIF contracts, our profit is determined by a contractually specified formula that compares allowable incurred costs to the contract target cost, subject in some instances to a maximum or minimum fee percentage. Under CPFF contracts, the dollar amount of profit received is the same without regard to the amount of costs incurred. Under CPAF contracts, the dollar amount of profit received is determined by the award fee provisions in the contract. In 2011, approximately 45% of Newport News’ revenues were CPIF, which primarily included aircraft carrier construction and RCOH. Approximately 27% of Newport News’ 2011 revenues were FPI contracts, consisting primarily of submarine construction, 26% of revenues were CPFF contracts, 1% were CPAF and 1% were FFP. Approximately 73% of Ingalls’ revenues were FPI, 13% were CPAF, 9% were CPFF, 3% were CPIF and 2% were FFP. To the extent our mix of contract types change in the future, our ability to recover our costs and realize profits on our contracts can be negatively affected.

Our earnings and margins depend, in part, on our ability to perform under contracts, subcontractor performance and raw materials and component availability and pricing.

When agreeing to contract terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance and the timing of product deliveries. We may experience significant variances from our assumptions, delays in our contract performance and variances in the timing of our product deliveries. If actual events differ significantly from one or more of our assumptions, projections or estimates, or if we face unanticipated contract costs, the profitability of one or more of these contracts may be adversely affected.

We rely on other companies to provide raw materials and major components for our products, and we rely on subcontractors to produce hardware elements and sub-assemblies and perform certain services that we provide to our customers. Disruptions or performance problems caused by our suppliers and subcontractors could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor could be adversely affected if one or more of our suppliers or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner.

All major materials, parts and components for our products are currently available in adequate supply from domestic and/or foreign sources. Through the cost escalation provisions contained in some of our U.S. Government contracts, we may be protected from increases in material costs to the extent that the increases in our costs are in line with industry indices. Even with these provisions, however, the difference in basis between our actual material costs and these indices may expose us to cost uncertainty. A significant delay in deliveries of key raw materials could have a material adverse effect on our financial position, results of operations or cash flows.

In connection with our government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. Due largely to the consolidation of the defense industry, there are currently certain components for which there is only one supplier. The inability of a sole source supplier to meet our needs could have a material adverse effect on our financial position, results of operations or cash flows.

Our results of operations depend on the award of new contracts.

The prospects of U.S. shipyards, including ours, can be materially affected by their success in securing significant U.S. Navy contract awards. In February 2010, the DoD issued its Report of the Quadrennial Defense Review (“QDR”), a legislatively mandated review of military strategy and priorities that shapes defense funding over the ensuing four years. The U.S. Navy relied on the force requirements set forth in the QDR to design its 2012 Shipbuilding Plan, which applied the goals and strategies set forth in the QDR to identify the naval capabilities projected to meet the defense challenges faced by the United States in the next three decades. The 2012 Shipbuilding Plan uses, as a baseline, a 328-ship force, up from the former 313-ship force that was first proposed by the U.S. Navy to Congress in 2006. Of the 328-ship force, the 2012 Shipbuilding Plan currently anticipates procurement of 275 ships during the next 30 years. In response to the plan to cut $487 billion of defense spending over the next decade, as provided in the Budget Control Act of 2011, the DoD released in January 2012 a revised comprehensive military strategy that seeks to address the reduced funding. The U.S. Navy has indicated it will complete a new force structure assessment by the end of 2012 that will address the number of ships and other weapons the U.S. Navy believes it will need in light of the new national security strategy. Any significant reduction from the 2012 Shipbuilding Plan and a resulting reduction in the number of ships procured by the U.S. Navy would have a material adverse effect on our financial position, results of operations or cash flows.

We believe that our shipbuilding programs are a high priority for national defense, but, under budgetary pressures, one or more of our programs may be reduced, extended or terminated by our U.S. Government customers. Specific actions already taken that could negatively affect us include the deferral of production of new maritime prepositioning ships, the reduction in the number of planned large surface combatants and an increase in the procurement interval for aircraft carriers to five years. In response to the need for cheaper alternatives and the proliferation of “smart weapons,” it is possible that future strategy reassessments by the DoD may result in a decreased need for aircraft carriers. For the year ended December 31, 2011, aircraft carrier construction and design engineering accounted for approximately 38% of our consolidated revenue. Significant reductions in the level of Congressional appropriations for our shipbuilding programs or significant delays of such appropriations would have a material adverse effect on our financial position, results of operations or cash flows.

The Department of Defense has announced plans for significant changes to its business practices that could have a material effect on its overall procurement process and adversely impact our current programs and potential new awards.

In November 2010, the DoD announced certain initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. These initiatives are organized in five major areas: Affordability and Cost Growth; Productivity and Innovation; Competition; Services Acquisition; and Processes and Bureaucracy. Our understanding is that these initiatives are intended to drive down costs and enhance efficiencies and productivity. As described by a senior DoD official, they are intended to enable the DoD to do more without more.

These initiatives are expected to impact the contracting environment in which we do business with our DoD customers as we and others in the industry adjust our practices to address the new initiatives and the reduced level of spending by the DoD. We are taking steps internally to assess how we can respond to and support these changes, including how we can further reduce costs and increase productivity, modify how we respond to proposals and revise our areas of focus. Depending on how these initiatives are implemented, they could have an impact on current programs, as well as new business opportunities.

Our future success depends, in part, on our ability to deliver our products and services at an affordable life cycle cost, requiring us to have and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of current and future customers.

Shipbuilding is a long cycle business, and our success depends on quality, cost and schedule performance on our contracts. We must have and sustain the people, technologies, facilities, equipment and financial capacity needed to deliver our products and services at an affordable life cycle cost. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which would have a material adverse effect on our ability to maintain market share and our financial position, results of operations or cash flows.

Our operating results are heavily dependent upon our ability to attract and retain a sufficient number of engineers and skilled workers, at competitive costs, with requisite skills and/or security clearances. At the same time, stable future revenues and costs are important for us to maintain a qualified workforce. The necessary nuclear expertise required and the challenges of hiring and training a qualified workforce can be a limitation on our business. If qualified personnel become scarce, we could experience higher labor, recruiting or training costs in order to attract and retain such employees or difficulty in performing under our contracts or pursuing new business if the needs for such employees are unmet.

Competition within our markets and an increase in bid protests may reduce our revenues and market share.

We believe the programs and number of ship constructions, refuelings and overhauls and inactivations currently planned by the U.S. Navy over the next several years will remain relatively steady; however, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. While the U.S. Navy’s current 2012 Shipbuilding Plan is based on an optimized 328-ship force, the plan itself anticipates procurement of only 275 ships during the 30-year period. Moreover, the 275 ship force is currently under reassessment and may be reduced. Reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share, which would negatively impact our financial condition, results of operations or cash flows.

Although we are the only company currently capable of refueling nuclear-powered carriers, we believe that two existing government-owned shipyards, one in the U.S. Pacific Northwest and the other in the U.S. Mid-Atlantic, could refuel nuclear-powered carriers if substantial investments in facilities, personnel and training were made. U.S. Government-owned shipyards are presently involved in refueling, overhaul and inactivation of SSN-688 Los Angeles-class submarines and are capable of repairing and overhauling non-nuclear ships. The 2012 Act requires DoD to develop a core depot level maintenance capability to refuel nuclear aircraft carriers. The 2012 Act, however, permits the Secretary of Defense to waive the requirement for DoD to develop a refueling capability, if fulfilling the requirement would not be economically feasible. If the Secretary does not grant a waiver and a government-owned shipyard were to become capable and engaged in the business of refueling nuclear-powered aircraft carriers, our financial position, results of operations and cash flows could be adversely affected.

We also compete in the engineering, planning and design market with other companies that provide engineering support services. There can be no assurance that we will be the successful bidder on future U.S. Navy engineering work, including aircraft carrier research and development, submarine design and future surface combatant, and amphibious assault programs.

The competitive environment is also affected by bid protests from unsuccessful bidders on new program awards. As the competitive environment intensifies, the number of bid protests may increase. Bid protests could result in an award decision being overturned, requiring a re-bid of the contract. Even when a bid protest does not result in a re-bid, the resolution typically extends the time until the contract activity can begin, which may reduce our earnings in the period in which the contract would otherwise have commenced.

Overcapacity in the U.S. shipbuilding market may reduce our market share or our ability to secure contract awards at profitable prices.

The reduced level of shipbuilding activity by the U.S. Navy, evidenced by the reduction in fleet size from 566 ships in 1989 to 285 ships as of June 10, 2011, has resulted in workforce reductions in the industry but little infrastructure consolidation.

The general result has been fewer contracts awarded to the same fixed number of shipyards. There are principally six major private U.S. shipyards, three of which are our shipyards, plus numerous other smaller private shipyards that compete for contracts to construct, overhaul, repair or convert naval vessels. We have announced our intention to cease all shipbuilding operations in our Louisiana facilities and anticipate complete closure of these facilities by the end of 2013. Competition for future programs is expected to be intense. Additionally, our products, such as aircraft carriers, submarines and other ships, compete with each other as well as with other defense products and services for defense monies. We cannot guarantee that there will not be some future rationalization of shipyard capacity in the United States and that we will not be subject to shipyard consolidation or closures as a result of the reduced level of U.S. Navy spending on the construction of its naval fleet. Any further reduction could have a significant effect on our business, financial condition, results of operations or cash flows.

As a U.S. Government contractor, we are subject to substantial regulations and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

U.S. Government contractors must comply with a variety of significant regulations, including procurement, nuclear and other requirements. These regulations and requirements, although customary in government contracts, increase our performance and compliance costs. Our nuclear operations are subject to an enhanced regulatory environment, which mandates increased performance and compliance efforts and costs. If any such regulations or requirements change, our costs of complying with them could increase and reduce our margins.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its various agencies, such as the U.S. Navy’s Supervisor of Shipbuilding, the DCAA and the DCMA. These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include, but are not limited to, our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs we incur that are found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if previously reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. Government. We could also suffer serious reputational harm if allegations of impropriety were made against us. Whether or not illegal activities are alleged, the U.S. Government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. As contracts subject to new contractor business systems rules are awarded, withholdings may occur in the future if the U.S. Government makes a final determination of one or more significant deficiencies in one or more such systems.

As with other government contractors, the U.S. Government has, from time to time, recommended that certain of our contract prices be reduced, or that costs allocated to our contracts be disallowed. Some of these recommendations involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, we have on occasion made minor adjustments to our contract prices and the costs allocated to our government contracts. We cannot guarantee that such audits, investigations and inquiries will not result in reductions of our contract prices in the future.

We are also, from time to time, subject to U.S. Government investigations relating to our operations, and we are subject to or are expected to perform in compliance with a vast array of federal laws, including, but not limited to, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. If we are convicted or otherwise found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations or cash flows. Such findings or convictions could also result in suspension or debarment from government contracting. Given our dependence on government contracting, suspension or debarment would likely have a material adverse effect on our financial position, results of operations or cash flows.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require manufacturing expertise or are dependent upon factors not wholly within our control, and failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture products and services applied by our customers in a variety of environments. Problems and delays in development or delivery of subcontractor components or services as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements.

First-in-class ships, also known as lead ships, usually have new technology that is supplied by the U.S. Navy, other contractors, or us. Problems in developing these new technologies or design changes later in the construction process can lead to delays in maintaining the design schedule needed for construction. The risk associated with new technology or mid-construction design changes can both increase the cost of a ship and delay delivery. For example, the new CVN-78 Gerald R. Ford-class has many new technologies, with several of them still in development. Those technologies include, but are not limited to, the Electromagnetic Aircraft Launch System (“EMALS”), the Advanced Arresting Gear (“AAG”) and the Dual Band Radar (“DBR”). All three of these technologies are being developed concurrently with the ship under construction. Late delivery of information could drive inefficiencies in the construction process, increase costs and put the delivery schedule at risk, which could adversely affect our profitability and future prospects.

In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenues and profitability include premature failure of products that cannot be accessed for repair or replacement, problems with quality or workmanship and unplanned degradation of product performance. These failures could result, either directly or indirectly, in loss of life or property. Unforeseen problems that may negatively affect our revenues and profits by causing unanticipated costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received.

In the past, we have experienced quality issues with respect to products and services that we sell to our U.S. Government customer. These issues have required significant resources to analyze the source of the deficiencies and implement corrective actions. We may discover additional quality issues in the future related to our products and services that require analysis and corrective action. Currently undiscovered quality issues that might arise in the future could have a material adverse effect on our financial position, results of operations or cash flows. See Our results of operations depend on the award of new contracts.

We may not realize the anticipated benefits or may incur additional costs related to the wind down of our construction activities at our Louisiana facilities and the consolidation of all Ingalls construction into our Mississippi facilities.

We have announced our intention to wind down our construction activities at Avondale, our Louisiana shipyard, in 2013 and two Louisiana components facilities by 2013, after completing LPD-23 and LPD-25, the two LPD-17 San Antonio-class ships currently under construction, and consolidate all Ingalls construction into our Mississippi facilities. We intend to shift future construction of LPD class ships to a single production line at our Pascagoula, Mississippi facility to reduce costs and increase efficiency. We cannot provide any assurances that consolidation of Ingalls’ shipbuilding activities at our Pascagoula and Gulfport facilities will result in our realization of benefits from serial production at those facilities. In connection with the increased utilization of our employees and facilities in our Pascagoula shipyard, we may encounter difficulties in adhering to back-to-back production schedules. An inability to adhere to production schedules could have an adverse effect on our ability to timely perform under our contracts and to obtain new contracts in the future. Furthermore, because our Ingalls workforce will be located primarily in Pascagoula and Gulfport, we may be unable to attract and retain a sufficient number of skilled and trained employees to perform the increased workload in these two locations. Any failure to attract and retain the necessary workforce, or to effectively manage and control third-party contractors, could adversely affect our ability to perform under our contracts and have a material adverse effect on our financial position, results of operations or cash flows.

We anticipate that we will incur substantial restructuring related costs and asset write-downs, currently estimated at $271 million, related to the wind down of our operations at Avondale. We believe that substantially all of the restructuring expenses associated with the wind down of those operations will be recoverable and amortized as future allowable costs over five years based upon applicable government regulations governing internal restructuring activities and/or other FAR allowable contract cost provisions. In a preliminary assessment of our proposed treatment of the wind down costs, the

U.S. Navy voiced concerns regarding the allowability of selected elements of our restructuring proposal. The DCAA prepared an initial audit report on our cost recovery proposal, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs included in the proposal. We have submitted a revised proposal to address the concerns of the DCAA and to reflect an estimated total cost of $271 million. We currently do not have an agreement with the U.S. Navy regarding the government contract accounting and pricing treatment of the restructuring and shutdown costs associated with our wind down at Avondale. We may also incur environmental costs in connection with the wind down. These potential costs are not known and cannot be reasonably estimated at this time, but they could be significant. The actual restructuring expenses related to the wind down may be greater than our current estimate and any inability to recover such costs could result in a material adverse effect on our financial position, results of operations or cash flows.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For new programs, we estimate, negotiate and contract for construction on ships that are not completely designed. As a result, assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues for these ships are subject to the variability of the final ship design and evolving scope of work. For all ships, assumptions have to be made regarding the length of time to complete the contract, because costs include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenues and profit rates, and are recorded when there is sufficient information to assess anticipated performance.

Because of the significance of the judgment and estimation processes described above, materially different amounts can be generated if different assumptions are used or if the underlying circumstances change. Future changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon future period financial reporting and our financial performance. See Critical Accounting Policies, Estimates and Judgments in Item 7.

Our business is subject to disruption caused by natural disasters, environmental disasters and other factors that could have a material adverse effect on our financial position, results of operations or cash flows.

We have significant operations located in regions of the United States that have been and may be exposed to damaging storms, such as hurricanes, and environmental disasters, such as oil spills. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. Should insurance or other risk transfer mechanisms be unavailable or insufficient to recover all costs, we could experience a material adverse effect on our financial position, results of operations or cash flows. See Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial position.

Our suppliers and subcontractors are also subject to natural and environmental disasters that could affect their ability to deliver or perform under a contract. Performance failures by our subcontractors due to natural or environmental disasters may adversely affect our ability to perform our obligations on the prime contract, which could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor, the customer or our insurers and could result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

Natural disasters can also disrupt our workforce, electrical and other power distribution networks, including computer and internet operation and accessibility, and the critical industrial infrastructure needed for normal business operations. These disruptions could cause adverse effects on our profitability and performance. Environmental disasters, particularly oil spills in waterways and bodies of water used for the transport and testing of our ships, can disrupt the timing of our performance under our contracts with the U.S. Navy and the U.S. Coast Guard.

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial position.

We endeavor to identify and obtain, in established markets, insurance agreements to cover significant risks and liabilities, including, among others, natural disasters, product liability and business interruption. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred, including, for example, a catastrophic hurricane claim. In some, but not all, circumstances, we may receive indemnification from the U.S. Government. Because of the limitations in overall available insurance coverage, we may have to bear substantial costs for uninsured losses that could have a material adverse effect on our financial position, results of operations or cash flows. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows, and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations or cash flows.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 50% of our approximately 38,000 employees are covered by a total of 10 collective bargaining agreements. We expect to renegotiate renewals of each of our collective bargaining agreements between 2013 and 2015 as they approach expiration. Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. While we believe we maintain good relationships with our represented workers, it is possible that we may experience difficulties with renewals and renegotiations of existing collective bargaining agreements. We have, in the past, experienced work stoppages, strikes and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, we could incur additional expenses and work stoppages or delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

Significant changes in key estimates and assumptions, such as discount rates and assumed long-term return on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could affect our earnings, equity, and contributions to our pension and retiree health care plans in future periods.

Our pension and retiree health care costs are dependent on significant judgment in the use of various assumptions, particularly with respect to the estimates of the discount rate, expected long-term rate of return on plan assets, and health care cost trend rates. Variances from these estimates could have a material adverse effect on our financial position, results of operations, and cash flows. Differences between actual investment returns and our expected long-term return on assets will result in changes in future pension expense and funded status, and could result in adverse changes in required funding to the plans. Timing differences exist among the accrual of pension costs under Generally Accepted Accounting Principles in the United States of America (“GAAP”), pension funding, and the recovery of costs that are allowable under our government contracts. Such timing differences could have a material adverse effect on our cash flow from operations.

On December 27, 2011, the U.S. Cost Accounting Standards (“CAS”) Board issued its final CAS Harmonization Rule (the “Harmonization Rule”). The new rule will impact pension costs on contracts beginning in 2013 and is effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Although we believe that contractors are entitled to an equitable adjustment on CAS-covered contracts awarded prior to the February 27, 2012 effective date, the application of this rule could have a material adverse effect on our financial position, results of operations or cash flows if we are unable to successfully recover such equitable adjustment.

For a complete discussion regarding how our consolidated financial statements can be affected by pension plan accounting policies and regulatory changes, see Critical Accounting Policies, Estimates and Judgments in Item 7.

Unforeseen environmental costs could have a material adverse effect on our financial position, results of operations or cash flows.

Our operations are subject to and affected by a variety of existing federal, state and local environmental protection laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns or other actions commonly referred to as “green initiatives.” We expect to incur capital and operating costs in the future to comply with current and future environmental laws and regulations.

The nature of shipbuilding operations requires the use of hazardous materials. Our shipyards also generate significant quantities of wastewater, which we treat before discharging pursuant to various permits. In order to handle these materials, our shipyards have an extensive network of aboveground and underground storage tanks, some of which have leaked and required remediation in the past. In addition, the extensive handling of these materials sometimes results in spills in the shipyards and occasionally in the adjacent rivers and waterways where we operate. The shipyards also have extensive waste handling programs that we maintain and periodically modify consistent with changes in applicable regulations. See Environmental, Health and Safety in Item 1.

Various federal, state and local environmental laws and regulations impose limitations on the discharge of pollutants into the environment and establish standards for the transportation, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for noncompliance, and certain environmental laws impose joint and several “strict liability” for remediation of spills and releases of oil and hazardous substances, rendering a person liable for environmental cleanup and remediation costs and damage, without regard to negligence or fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of or conditions caused by third parties.

Environmental laws and regulations can also impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or decrease the likelihood of accidental hazardous substance releases. We also incur, and expect to continue to incur, costs to comply with current federal and state environmental laws and regulations related to the cleanup of pollutants previously released into the environment. In addition, if we are found to be in violation of the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the “Excluded Parties List” maintained by the General Services Administration. Facilities on the “Excluded Parties List” are prohibited from working on any U.S. Government contract. The listing would continue until the EPA concludes that the cause of the violation had been cured.

The adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our ability to recover such costs under previously priced contracts or the financial insolvency of other responsible parties could cause us to incur costs in the future that could have a material adverse effect on our financial position, results of operations or cash flows.

We previously announced our intention to wind down our shipbuilding operations at our Louisiana facilities located in Avondale, Waggaman, and Tallulah, which we anticipate will be completed in 2013. The winding down of operations at these facilities may result in environmental costs. These potential costs are not known and cannot be reasonably estimated at this time, but they could be significant and could have a material adverse effect on our financial position, results of operations or cash flows.

Market volatility and adverse capital or credit market conditions may affect our ability to access cost-effective sources of funding and expose us to risks associated with the financial viability of suppliers and the ability of counterparties to perform on financial instruments.

The financial and credit markets have experienced high levels of volatility and disruption, reducing the availability of credit for certain issuers. We expect to access these markets to support certain business activities, including acquisitions and capital expansion projects, obtaining credit support for our self-insurance for workers’ compensation, refinancing existing debt and issuing letters of credit. Depending on the condition of the capital or credit markets existing at the time, we may be unable in the future to obtain capital market financing or bank financing on favorable terms, or at all, which could have a material adverse effect on our financial position, results of operations or cash flows.

A tightening of credit could also adversely affect our suppliers’ ability to obtain financing. Delays in suppliers’ ability to obtain financing, or the unavailability of financing, could negatively affect their ability to perform under contracts with us and cause us to be unable to meet our contract obligations. The inability of our suppliers to obtain financing could also result in the need for us to transition to alternate suppliers, which could result in significant incremental costs and delays.

We have existing agreements with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional parties, and may in the future enter into additional agreements with such parties. These transactions expose us to potential credit risk in the event of default of a counterparty. In addition, our credit risk may be increased when collateral held by us to secure performance of a counterparty cannot be realized upon a sale or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us.

Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.

We have implemented extensive compliance controls, policies and procedures to prevent and detect reckless or criminal acts committed by employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, security clearance breaches, cost accounting and billing, competition and data privacy. However, we cannot ensure that we will prevent all such reckless or criminal acts committed by our employees, agents or business partners. Any improper actions could subject us to civil or criminal investigations and monetary and non-monetary penalties, and could have a material adverse effect on our reputation, financial position, results of operations or cash flows.

Our business could be negatively impacted by security threats, including cyber security threats, and related disruptions.

As a defense contractor, we rely on our information technology infrastructure to process, transmit and store electronic information, including classified and other sensitive information of the U.S. Government. While we maintain stringent information security policies and protocols, we face cyber security and other security threats to our information technology infrastructure, including threats to our and the U.S. Government’s proprietary or classified information. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from groups of hackers. We could also face attempts to gain physical access to classified or other sensitive information located at our facilities. In addition, our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches in our information technology infrastructure or physical facilities as well as other disruptions could result in potential liability or the loss of contracts, which could have a material adverse effect on our operations, financial position, results of operations or cash flows.

Our nuclear operations subject us to various environmental, regulatory, financial and other risks.

The development and operation of nuclear-powered aircraft carriers, nuclear-powered submarines, nuclear facilities and other nuclear operations subject us to various risks, including:

•

Potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials, including nuclear devices and their components;

•	Unplanned expenditures relating to maintenance, operation, security and repair, including repairs required by the Nuclear Regulatory Commission;

•	Reputational harm;

•	Potential liabilities arising out of a nuclear incident whether or not it is within our control; and

•	Regulatory noncompliance and loss of authorizations or indemnifications necessary for our operations.

Failure to properly handle these materials could pose a health risk to humans or wildlife and could cause personal injury and property damage, including environmental contamination. If an accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by us and emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an accident could result in significant costs.

Our nuclear operations are subject to various safety related requirements imposed by the U.S. Navy, DoE and Nuclear Regulatory Commission. In the event of noncompliance, these agencies may increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Subject to certain requirements and limitations, our government contracts generally provide for indemnity by the U.S. Government for costs arising out of or resulting from our nuclear operations. We can give no assurance, however, that we will be indemnified for all liabilities that we may incur in connection with our nuclear operations.

In addition, revised security and safety requirements promulgated by the U.S. Navy, DoE and Nuclear Regulatory Commission could necessitate substantial capital and other expenditures. While we maintain insurance for certain risks related to transportation of low level nuclear materials and waste, such as contaminated clothing, and for regulatory changes in the health, safety and fire protection areas, there can be no assurances that such insurance will be sufficient to cover our costs in the event of an accident or business interruption relating to our nuclear operations, which could have a material adverse effect on our financial position, results of operations or cash flows.

Changes in future business conditions could cause business investments, recorded goodwill and/or purchased intangible assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

As part of our overall strategy, we may, from time to time, acquire a non-controlling or controlling interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition prices, which prices must be allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our due diligence processes and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates.

As of December 31, 2011, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 14% and 9%, respectively, of our recorded total assets. In the past, we have evaluated goodwill amounts for impairment annually on November 30, or when evidence of potential impairment exists. Purchased intangibles are evaluated when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangibles. Adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill and/or other intangible assets.

In light of the adverse equity market conditions that began in the second quarter of 2011 and the resultant decline in industry market multiples and our market capitalization, we performed an interim goodwill impairment analysis as of September 30, 2011. As a result, we recorded a preliminary non-cash charge totaling $300 million in the third quarter of 2011, which was subsequently reduced to $290 million in the fourth quarter of 2011 after our completion of an impairment analysis. We also recorded a non-cash charge totaling $2,490 million in the fourth quarter of 2008 for the impairment of goodwill. As with the 2011 impairment, the 2008 impairment was primarily driven by adverse equity market conditions that caused a decrease in market multiples and market capitalization as of the impairment testing dates. The charges reduced goodwill recorded in connection with Northrop Grumman’s 2001 acquisition of Newport News Shipbuilding Inc. and Litton Industries, Inc.

Further declines in market multiples or our stock price or other factors such as significant adverse changes to our future contract awards and operating margins at Ingalls could lead to future impairments. If we are required in the future to recognize additional impairment to goodwill, it could have a material adverse effect on our financial position, results of operations or cash flows.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.

We are subject to income taxes in the United States. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, timing differences in the recognition of contract income for financial statement purposes and for income tax purposes can cause uncertainty with respect to the timing of income tax payments, which can have a significant impact on cash flow in a particular period. Furthermore, changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, profitability and cash flow.

As of December 31, 2011, the estimated value of our uncertain tax positions was a potential liability of $9 million, which includes accrued interest and penalties. If our positions are sustained by the taxing authority in our favor, the reversal of the liability would reduce our income tax provision and cost of sales and service revenues. However, we cannot guarantee that such positions will be sustained in our favor.

We conduct a portion of our operations through joint ventures and strategic alliances. We may have limited control over joint venture projects and have returns that are not proportional to the risks and resources we contribute.

In any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues, and we can give no assurances that we and our joint venture partners will always reach agreement on significant decisions on a timely basis, or at all. We also cannot control the actions of our joint venture partners, including any non-performance, default or bankruptcy of our joint venture partners, and we typically share liability or have joint and/or several liability with our joint venture partners under these joint venture arrangements. These factors could potentially have a material adverse effect on our joint ventures.

Operating through joint ventures in which we are the minority holder results in limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that we follow. As a result, internal control issues may arise that could have a material adverse effect on the joint venture. When entering into joint ventures, in order to establish or preserve relationships with our joint venture partners, we may agree to risks and contributions of resources that are proportionately greater than the returns we could receive, which could reduce our income and returns on these investments compared to what we would have received if the risks and resources we contributed were always proportionate to our returns.

Accordingly, our financial results could be adversely affected from unanticipated performance issues, transaction related charges and partner performance.

We might in the future make strategic acquisitions and investments, and these activities involve risks and uncertainties.

In pursuing our business strategies, we expect to review, evaluate and consider potential acquisitions and investments. In evaluating such transactions, we will have to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and costs of potential liabilities. Furthermore, acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of our attention and resources from our operations and other initiatives, the potential value impairment of acquired assets and the potential loss of key employees of acquired businesses. If we fail to manage acquisitions, investments and other transactions successfully, our financial results, business and future prospects could be harmed.

We are subject to various claims and litigation that could ultimately be resolved against us, requiring material future cash payments and/or future material charges against our operating income, materially impairing our financial position.

The size, type and complexity of our business make it highly susceptible to claims and litigation. We are and may become subject to various environmental claims and other litigation, which if not resolved within established reserves, could have a material adverse effect on our financial position, results of operations or cash flows. Any claims and litigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. The following paragraphs describe pending claims and litigation that, if determined adversely for amounts that exceed accrued reserves, could have a material adverse effect on our financial position, results of operations or cash flows:

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the “vessels”) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. We submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised ICGS, which was formed by us and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with us and one of our subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against us, ICGS, and Lockheed Martin Corporation relating to the vessel conversion effort. Damages under the False Claims Act are subject to trebling. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011, dismissing the relator’s remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit. The parties filed their respective briefs and are awaiting further proceedings with the Fifth Circuit.

We and our predecessors-in-interest are defendants in several hundred cases filed in numerous jurisdictions around the country wherein former and current employees and various third parties allege exposure to asbestos-containing materials on, or associated with our premises, or while working on vessels constructed or repaired by us. Some cases allege exposure to asbestos-containing materials through contact with our employees and third persons who were on our premises. The cases allege various injuries including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos related conditions. In some cases, several of our former executive officers are also named defendants. In some instances, partial or full insurance coverage is available to us for our potential liability and that of our former executive officers.

On January 31, 2011, the U.S. Department of Justice first informed Northrop Grumman and us of a False Claims Act complaint that we believe was filed under seal by one or more plaintiffs (relators) in mid-2010 in the U.S. District Court for the District of Columbia. The redacted copy of the complaint that we received (the “Complaint”) alleges that through largely unspecified fraudulent means, Northrop Grumman and we obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Hurricane Katrina and for which Northrop Grumman and we were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys’ fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

We have agreed to cooperate with the government investigation relating to the False Claims Act Complaint. Until the case is unsealed, we will not know the Department of Justice’s decision on intervention. Based upon our review to date of the information available to us, we believe we have substantive defenses to the allegations in the Complaint. We believe that the claims as set forth in the Complaint evidence a fundamental lack of understanding of the terms and conditions in our shipbuilding contracts, including the post-Katrina modifications to those contracts, and the manner in which the parties performed in connection with the contracts.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own or have the right to use certain patents, trademarks, copyrights and other forms of intellectual property. The U.S. Government has rights to use certain intellectual property we develop in performance of government contracts, and it may use or authorize others to use such intellectual property. Our intellectual property is subject to challenge, invalidation, misappropriation or circumvention by third parties.

We also rely upon proprietary technology, information, processes and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors and other parties, as well as through other security measures. These agreements may not provide meaningful protection for our unpatented proprietary information.

In the event our intellectual property rights are infringed, we may not have adequate legal remedies to maintain our rights in our intellectual property. Litigation to determine the scope of our rights, even if successful, could be costly and a diversion of management’s attention away from other aspects of our business. In addition, trade secrets may otherwise become known or be independently developed by competitors.

In instances where third parties have licensed to us the right to use their proprietary intellectual property, we may be unable in the future to secure the necessary licenses to use such intellectual property on commercially reasonable terms.

Our debt exposes us to certain risks.

As of December 31, 2011, we had $1,859 million of debt and an additional $650 million available for borrowings and letters of credit under the HII Credit Facility (“Credit Facility”). Despite our current level of debt, we may be able to incur significant additional debt in the future. Our current level of debt could have important consequences, including:

•	Increasing our vulnerability to adverse economic or industry conditions;

•

Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and general corporate purposes;

•	Increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	Exposing us to the risk of increased interest rates as borrowings under our Credit Facility are subject to variable rates of interest;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	Limiting our ability to borrow additional funds.

To the extent new debt is added to our current debt levels, the related risks that we face would be increased.

We may not be able to generate sufficient cash from operations to service our debt.

Our ability to make payments on and refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future and our ability to borrow under our credit facilities to the extent of available borrowings. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We could experience decreased revenues from our operations and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations to which we are subject under our debt. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Facility or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. If we cannot service our debt, we may have to take actions, such as selling assets, selling equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

Restrictive covenants in the indenture governing our senior notes and our Credit Facility may restrict our ability to pursue our business strategies.

The indenture governing our senior notes and the terms of our Credit Facility limit our ability, among other things, to:

•	Incur additional debt;

•	Pay dividends or make other distributions on, or repurchase or redeem, our stock;

•	Prepay, redeem or repurchase certain of our debt;

•	Make investments;

•	Sell assets;

•	Enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	Enter into transactions with our affiliates; and

•	Incur liens.

In addition, our Credit Facility limits our ability to make capital expenditures and requires us to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio. These covenants may restrict our financial flexibility, limit any strategic initiatives, restrict our ability to grow or limit our ability to respond to competitive changes. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these covenants may limit our ability to successfully execute our strategy and operate our business.

Risks Related to the Spin-Off

We may incur greater costs as an independent company than we did when we were part of Northrop Grumman.

As a former subsidiary of Northrop Grumman, we took advantage of Northrop Grumman’s size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology, such as computer software licenses. We also relied upon Northrop Grumman to provide various corporate functions. As a separate, independent entity, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable to us as those we obtained prior to the spin-off. We may also incur costs for functions previously performed by Northrop Grumman that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease.

We may be responsible for U.S. federal income tax liabilities that relate to the spin-off from Northrop Grumman.

Our spin-off from Northrop Grumman was structured to minimize the likelihood that Northrop Grumman, Northrop Grumman’s stockholders and we would be required to recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off, except with respect to cash received by Northrop Grumman’s stockholders in lieu of fractional shares.

If all or a portion of the spin-off does not qualify as a tax-free transaction, Northrop Grumman would recognize a substantial gain for U.S. federal income tax purposes. In such case, under IRS regulations, each member of Northrop Grumman’s consolidated group at the time of the spin-off, including our subsidiaries and us, would be severally liable for the resulting U.S. federal income tax liability.

Even if the spin-off otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the distribution will be taxable to Northrop Grumman pursuant to Section 355(e) of the Internal Revenue Code if there are one or more acquisitions, including issuances, of the stock of either Northrop Grumman or us representing 50% or more, measured by vote or value, of the then-outstanding stock of either corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution, with exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances, generally will be presumed to be part of such a plan unless we can rebut that presumption. The tax liability resulting from the application of Section 355(e) would be substantial, and, under IRS regulations, each member of the Northrop Grumman consolidated group at the time of the spin-off, including our subsidiaries and us, would be severally liable for the resulting U.S. federal income tax liability.

We agreed with Northrop Grumman, as part of the spin-off, not to enter into any transaction that could reasonably be expected to cause any portion of the spin-off to be taxable to Northrop Grumman, including under Section 355(e). We also agreed to indemnify Northrop Grumman for any tax liabilities resulting from any such transactions. The amount of any such indemnification could be substantial. In addition, these obligations may discourage, delay or prevent a change of control of our Company.

We do not have a recent operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

The historical financial information prior to April 1, 2011, that we have included in this Form 10-K was derived from Northrop Grumman’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods prior to April 1, 2011. Northrop Grumman did not account for us, and we were not operated, as a single stand-alone entity for the quarter ended March 31, 2011, and the years ended December 31, 2010 and 2009. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. For example, following the spin-off, changes occurred in our cost structure, funding and operations, including changes in our tax structure, increased costs associated with reduced economies of scale and increased costs associated with becoming a public, stand-alone company. While we were profitable as part of Northrop Grumman, we cannot guarantee that as a stand-alone company our profits will continue at a similar level.

Our customers and prospective customers must consider whether our responsibility on a stand-alone basis satisfies their requirements for engaging in business with us.

Under FAR, the government commonly makes affirmative responsibility determinations before entering into new contracts with a contractor. In so doing, the government considers various factors, including financial resources, performance record, technical skills and facilities of a prospective contractor. Our customers and prospective customers will consider whether our responsibility on a stand-alone basis satisfies their requirements for entering into new contracts with us. The U.S. Navy made its determination of contractor responsibility with respect to significant shipbuilding contracts that we have entered into since the spin-off and has found us to be a responsible contractor for those contracts. We believe we are and will continue to be a responsible contractor under FAR. Nonetheless, if, in the future, our customers or prospective customers are not satisfied with our responsibility, including our financial resources, it would likely affect our ability to bid for, obtain or retain contracts, which, if unresolved, could have a material adverse effect on our financial position, results of operations or cash flows.

More generally, our customers will need to develop and retain confidence in us as a partner on a stand-alone basis. We believe that will occur. In the process, however, our customers may continue to request additional information, as well as undertake further audits or take other steps that could lead to delays and increased costs.

Our spin-off from Northrop Grumman may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws.

A court could determine that Northrop Grumman did not receive fair consideration or reasonably equivalent value for distributing our common stock or taking other action as part of the spin-off, or that we did not receive fair consideration or reasonably equivalent value for incurring indebtedness, including the new debt incurred by us in connection with the spin-off, transferring assets or taking other action as part of the spin-off and, at the time of such action, we or Northrop Grumman (i) was insolvent or would be rendered insolvent, (ii) had reasonably small capital with which to carry on its business and all business in which it intended to engage or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature. In such event, the court could void the spin-off as a constructive fraudulent transfer. If such court made this determination, the court could impose a number of different remedies, including voiding our liens and claims against Northrop Grumman or providing Northrop Grumman with a claim for money damages against us in an amount equal to the difference between the consideration received by Northrop Grumman and the fair market value of our Company at the time of the spin-off.

In connection with the spin-off, Northrop Grumman and we agreed that each of us would be responsible for the debts, liabilities and other obligations related to the business or businesses that it owns and operates following the spin-off. Although we do not expect to be liable for any such obligations not expressly assumed by us, it is possible that a court would disregard the agreed allocation, and require that we assume responsibility for obligations allocated to Northrop Grumman, for example, certain tax and/or environmental liabilities, particularly if Northrop Grumman were to refuse or be unable to pay or perform the subject allocated obligations.

Risks Related to Our Common Stock

We do not currently pay dividends on our common stock, and our indebtedness could limit our future ability to pay dividends on our common stock.

We do not currently intend to pay a dividend on our common stock. Going forward, our dividend policy will be established by our board of directors based upon our financial condition, results of operations, and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our board of directors considers relevant. The terms of the agreements governing our existing debt or debt that we may incur in the future may limit or prohibit the payments of dividends. In addition, the amount of our existing and any additional future debt may limit our ability to pay dividends. If we cannot generate sufficient cash flow from operations to meet our debt payment obligations, then our ability to pay dividends, even if declared by our board of directors, will be impaired. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.

Anti-takeover provisions in our organizational documents and Delaware law, as well as regulatory requirements, could delay or prevent a change in control.

Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws may delay or prevent a merger or acquisition that a stockholder may consider favorable. For example, the Restated Certificate of Incorporation and the Restated Bylaws provide for a classified board, require advance notice for stockholder proposals and nominations, place limitations on convening stockholder meetings and authorize our board of directors to issue one or more series of preferred stock. These provisions may also discourage acquisition proposals or delays or prevent a change in control, which could harm our stock price. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

We agreed with Northrop Grumman, in connection with our spin-off, not to enter into any transaction involving an acquisition, including issuance, of our common stock or any other transaction, or, to the extent we have the right to prohibit it, to permit any such transaction, that could reasonably be expected to cause the spin-off to be taxable to Northrop Grumman. We also agreed to indemnify Northrop Grumman for any tax liabilities resulting from any such transactions. Generally, Northrop Grumman will recognize taxable gain on the spin-off if there are one or more acquisitions, including issuances, of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding capital stock, and the acquisitions or issuances are deemed to be part of a plan or series of related transactions that include the spin-off. Any such shares of our common stock acquired, directly or indirectly, within two years before or after the spin-off, with exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances, will generally be presumed to be part of such a plan unless we can rebut that presumption. The amount of any indemnification payment we may be required to pay to Northrop Grumman resulting from any such transactions could be substantial.

Our activities, especially our nuclear shipbuilding operations, are considered vitally important to the U.S. Navy. As such, the U.S. Navy engaged us regarding the incorporation into our contracts of explicit terms regarding notice and approval rights in the event of a change of control of the Company and regarding the U.S. Navy’s obligations to indemnify us for nuclear work. One such clause, as it applies to our nuclear work, was negotiated and agreed to by the U.S. Navy and us last year and incorporated certain change of control and indemnification provisions into our existing contracts. In order for the U.S. Navy to ensure that a potential buyer of the Company would continue to conduct our operations in a satisfactory manner, we are required to provide the U.S. Navy with notice of any potential change of control and obtain the U.S. Navy’s consent for transferring certain licenses. This clause and other provisions have also been included in solicitations for future U.S. Navy nuclear work.

Provisions of our certificate of incorporation and bylaws and our obligations to Northrop Grumman in connection with the spin-off and the U.S. Navy under existing contracts may have the effect of discouraging, delaying or preventing a change of control of our Company that may be beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments.

ITEM 2. PROPERTIES

At December 31, 2011, we had operations in San Diego, California; Avondale (New Orleans), Louisiana; Gulfport and Pascagoula, Mississippi; and Hampton, Newport News and Suffolk, Virginia. We also lease and/or own office buildings related to our operations in both Virginia Beach, Virginia and Washington, D.C.

Newport News—Our facilities in Newport News, Virginia are located on approximately 550 acres that we own near the mouth of the James River, which adjoins the Chesapeake Bay, the premier deep-water harbor on the east coast of the United States. Our Newport News shipyard is one of the largest in the United States. It is the nation’s sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two companies capable of designing and building nuclear-powered submarines for the U.S. Navy. The shipyard also provides services for naval and commercial vessels. Its facilities include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, a module outfitting facility and various other shops.

Our Newport News shipyard also has a variety of other facilities, including an 18-acre all-weather steel fabrication shop, accessible by both rail and transporter, a module outfitting facility that enables us to assemble a ship’s basic structural modules indoors and on land, machine shops totaling 300,000 square feet, and its own school which provides a four-year accredited apprenticeship program that trains shipbuilders.

Ingalls—Our four properties comprising our Ingalls operations are located in Pascagoula and Gulfport, Mississippi and Avondale and Waggaman, Louisiana. In addition, our facilities in San Diego, California and Virginia Beach, Virginia are considered part of our Ingalls operations. During 2011, we closed and terminated the lease on a components facility in Tallulah, Louisiana and ceased significant operations at a facility in Waggaman, Louisiana.

Our Pascagoula shipyard is a primary provider of major surface warships to the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to be developing and building six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula facility from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six additional option terms. We anticipate continued use of this facility for the remaining currently anticipated 55 years on the lease and beyond.

Our components facility in Gulfport, Mississippi sits on approximately 120 acres and focuses on composite research and engineering. The facility is currently building the DDG-1000 composite deckhouses. We believe that this composite capability, coupled with strong alliances with several universities and suppliers, positions us to take advantage of any shift toward lighter-weight topside composite structures in U.S. Naval and U.S. Coast Guard applications.

Our Avondale shipyard is located on approximately 268 acres on the banks of the Mississippi River, approximately 12 miles upriver from downtown New Orleans. Approximately 20% of the Avondale shipyard is leased from several third parties. The leases have varying expiration dates and typically contain renewal rights. The Avondale shipyard site has the capacity to manufacture large amphibious assault and military and commercial transport vessels, and includes three outfitting docks totaling more than 6,000 linear feet. In addition to the shipyard, operations include the Maritime Technology Center of Excellence. We intend to wind down our construction activities at Avondale in 2013 and consolidate all Ingalls construction into our Mississippi facilities.

Our San Diego, California and Virginia Beach, Virginia facilities provide fleet support services.

We believe that substantially all of our plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and, as supplemented by planned construction, are expected to remain adequate for the near future.

ITEM 3. LEGAL PROCEEDINGS

U.S. Government Investigations and Claims—Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of our Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or a division or subdivision. Suspension or debarment could have a material effect on us because of our reliance on government contracts.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the “vessels”) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. We submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised ICGS, which was formed by us and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with us and one of our subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against us, ICGS, and Lockheed Martin Corporation relating to the vessel conversion effort. Damages under the False Claims Act are subject to trebling. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011, dismissing the relator’s remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit. The parties filed their respective briefs and are awaiting further proceedings with the Fifth Circuit. We do not believe that this litigation will have a material effect on our financial condition, results of operations or cash flows, but we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

Litigation—We are party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Although we believe that the resolution of these various claims and legal proceedings will not have a material effect on our financial position, results of operations or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

Through Northrop Grumman, we are pursuing legal action against an insurance provider, FM Global, arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. The case was commenced against FM Global on November 4, 2005, and is now pending in the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion and remanded the case to the District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy even if the Flood exclusion of the policy is unambiguous. In August 2010, the District Court granted FM Global’s motion for summary judgment based upon California’s doctrine of efficient proximate cause and denied FM Global’s motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent we sustained wind damage apart from the hurricane storm surge. In September 2011, the District Court granted FM Global’s motion for summary judgment to dismiss Northrop Grumman’s claims for bad faith damages and for contract reformation. We intend to continue to pursue the breach of contract action against FM Global. In addition, in January 2011, Northrop Grumman, as our predecessor-in-interest, filed suit against Aon, which acted as our broker in connection with the policy with FM Global, in Superior Court in California seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as for declaratory relief. No assurances can be made as to the ultimate outcome of these matters. If, however, either of these claims is successful, the potential impact to our consolidated financial position, results of operations and cash flows would be favorable.

We received notification in 2008 from Munich-American Risk Partners (“Munich Re”), the only remaining insurer within the primary layer of insurance coverage for Hurricane Katrina damages with which a resolution had not been reached, that it would pursue arbitration proceedings against us related to $18.75 million owed to us by Munich Re for certain losses related to Hurricane Katrina. An arbitration was later invoked by Munich Re in the United Kingdom under a reinsurance contract. We were also notified that Munich Re was seeking reimbursement of approximately $44 million of funds previously advanced to us for payment of claim losses for which Munich Re provided reinsurance protection pursuant to a reinsurance contract, and $6 million of adjustment expenses. On November 11, 2011, we reached an agreement with Munich Re, pursuant to which Munich Re agreed to withdraw and renounce with prejudice its reimbursement claim and pay us the remaining $18.75 million of the limit under its reinsurance policy, and to resolve and close the arbitration process.

On January 31, 2011, the U.S. Department of Justice first informed us, through Northrop Grumman, of a False Claims Act complaint that we believe was filed under seal by one or more plaintiffs (relators) in mid-2010 in the U.S. District Court for the District of Columbia. The redacted copy of the complaint that we received (the “Complaint”) alleges that through largely unspecified fraudulent means, Northrop Grumman and we obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Hurricane Katrina and for which Northrop Grumman and we were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorney’s fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

We have agreed to cooperate with the government investigation relating to the False Claims Act Complaint. Until the case is unsealed, we will not know the Department of Justice’s decision on intervention. Based upon our review to date of the information available to us, we believe we have substantive defenses to the allegations in the Complaint. We believe that the claims as set forth in the Complaint evidence a fundamental lack of understanding of the terms and conditions in our shipbuilding contracts, including the post-Katrina modifications to those contracts, and the manner in which the parties performed in connection with the contracts. Based upon our review to date of the information available to us, we believe that the claims as set forth in the Complaint lack merit and will not result in a material effect on our consolidated financial position. We intend to vigorously defend the matter, but we cannot predict what new or revised claims might be asserted or what information might come to light so can give no assurances regarding the ultimate outcome.

We and our predecessors-in-interest are defendants in several hundred cases filed in numerous jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos-containing materials on, or associated with, our premises or while working on vessels constructed or repaired by us. Some cases allege exposure to asbestos-containing materials through contact with our employees and third persons who were on our premises. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos related conditions. In some cases, several of our former executive officers are also named defendants. In some instances, partial or full insurance coverage is available to us for our liability and that of our former executive officers. Although we believe the ultimate resolution of these cases will not have a material effect on our financial position, results of operations or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of March 28, 2012, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	52	President and Chief Executive Officer
Jerri F. Dickseski	50	Corporate Vice President, Communications
Irwin F. Edenzon	58	Corporate Vice President and General Manager—Ingalls Operations
William R. Ermatinger	48	Corporate Vice President and Chief Human Resources Officer
Douglass L. Fontaine II	51	Corporate Vice President, Controller and Chief Accounting Officer
Bruce N. Hawthorne	62	Corporate Vice President, General Counsel and Secretary
Matthew J. Mulherin	52	Corporate Vice President and General Manager—Newport News Operations
Barbara A. Niland	53	Corporate Vice President and Chief Financial Officer
George M. Simmerman, Jr.	53	Corporate Vice President, Deputy General Counsel and Assistant Secretary
Mitchell B. Waldman	51	Corporate Vice President, Government and Customer Relations
D. R. Wyatt	53	Corporate Vice President and Treasurer

C. Michael Petters, President and Chief Executive Officer—Mr. Petters has been our President and Chief Executive Officer since the spin-off. Prior to the spin-off, Mr. Petters had been President of Northrop Grumman Shipbuilding (“NGSB”) since 2008, when NGSB was formed, and before that had been President of Northrop Grumman Newport News since 2004. Since joining Newport News Shipbuilding and Dry Dock Company in 1987, his responsibilities have included oversight of the Virginia-class submarine program, the nuclear-powered aircraft carrier programs, aircraft carrier overhaul and refueling, submarine fleet maintenance, commercial and naval ship repair, human resources and business and technology development. Mr. Petters holds a B.S. in Physics from the United States Naval Academy and an M.B.A. from the College of William and Mary.

Jerri F. Dickseski, Corporate Vice President of Communications—Ms. Dickseski has been our Corporate Vice President of Communications since the spin-off. In this position, she is responsible for our communications strategy and execution. Prior to her current position and since 2008, Ms. Dickseski served as Sector Vice President of Communications for Northrop Grumman Shipbuilding. Prior to that and since 2001, she was Director of Communications at Northrop Grumman Newport News. She joined Newport News Shipbuilding Inc. in 1991. Ms. Dickseski holds both a B.A. and an M.A. in English from Old Dominion University.

Irwin F. Edenzon, Corporate Vice President and President (Ingalls Shipbuilding division)—Mr. Edenzon has been our Corporate Vice President and President—Ingalls Shipbuilding division since the spin-off. Prior to the spin-off, Mr. Edenzon had been Sector Vice President and General Manager, Gulf Coast for NGSB since 2008, when NGSB was formed. Since Mr. Edenzon joined Newport News Shipbuilding and Dry Dock Company in 1997, his responsibilities have included overseeing Newport News’ Technical Engineering Division, Advanced Programs and Internal Research, as well as serving as Vice President for Business and Technology Development, and Vice President for Technology Development and Fleet Support of Northrop Grumman Newport News. Mr. Edenzon holds a B.S. in Criminal Justice, magna cum laude, from Rutgers University and an M.B.A. from Florida Atlantic University.

William R. Ermatinger, Corporate Vice President and Chief Human Resources Officer—Mr. Ermatinger has been our Corporate Vice President and Chief Human Resources Officer since the spin-off. Prior to the spin-off, Mr. Ermatinger had been Sector Vice President of Human Resources and Administration for NGSB since 2008, when NGSB was formed. In that position, he was responsible for all NGSB human resources and administration activities. Since joining a predecessor of

Northrop Grumman in 1987, Mr. Ermatinger has held several human resources management positions with increasing responsibility, including Vice President of Human Resources and Administration of Northrop Grumman Newport News. Mr. Ermatinger holds a B.A. in Political Science from the University of Maryland Baltimore County (“UMBC”).

Douglass L. Fontaine II, Corporate Vice President, Controller and Chief Accounting Officer—Mr. Fontaine has been our Corporate Vice President, Controller and Chief Accounting Officer since the spin-off. Prior to the spin-off, Mr. Fontaine had been Vice President and Controller of NGSB since 2008, when NGSB was formed. In that position, he was responsible for all NGSB accounting activities. Since joining a predecessor of Northrop Grumman in 1988, Mr. Fontaine held several positions with increasing responsibility at Northrop Grumman Ship Systems, including Vice President of Finance. Mr. Fontaine is a certified public accountant and holds a B.B.A. from the University of Mississippi.

Bruce N. Hawthorne, Corporate Vice President, General Counsel and Secretary—Mr. Hawthorne has been our Corporate Vice President, General Counsel and Secretary since the spin-off. In this position, he is our chief legal officer and has overall leadership responsibility for our law department and outside counsel. Prior to joining us, Mr. Hawthorne served as Partner and Practice Development Chairman for the law firm of Arnall Golden Gregory (“AGG”) LLP. From 2008 until joining AGG, he served as Co-founder and Managing Director of Consigliere Group LLC, a consulting and technology services firm. Mr. Hawthorne’s corporate career includes serving as Executive Vice President, General Counsel and Secretary for Electronic Data Systems, a global information technology services company, now part of Hewlett-Packard. Prior to that, he served as Executive Vice President and Chief Staff Officer for Sprint Corp. Until 2003, Mr. Hawthorne was a Senior Partner of the law firm King & Spalding LLP. Since 2006, Mr. Hawthorne has been the Founder and Principal of Montague Development, LLC, a vineyard owner and property developer. He holds a B.B.A. from the University of Michigan, an M.B.A. from the University of Detroit and a J.D. from Vanderbilt University.

Matthew J. Mulherin, Corporate Vice President and President (Newport News Shipbuilding division)—Mr. Mulherin has been our Corporate Vice President and President—Newport News Shipbuilding division since the spin-off. Prior to the spin-off, Mr. Mulherin had been Sector Vice President and General Manager, Newport News for NGSB since 2008. Since joining Newport News Shipbuilding and Dry Dock Company in 1981, Mr. Mulherin has had a variety of responsibilities, including serving as Vice President of the CVNX program, Vice President of the CVN-21 program, and Vice President of Programs for the Newport News operations, where he successfully led the aircraft carrier design and construction programs, carrier refueling and overhaul programs and the submarine program. Mr. Mulherin holds a B.S. in Civil Engineering from Virginia Tech.

Barbara A. Niland, Corporate Vice President, Business Management and Chief Financial Officer—Ms. Niland has been our Corporate Vice President, Business Management and Chief Financial Officer since the spin-off. Prior to the spin-off, Ms. Niland had been Sector Vice President, Business Management and Chief Financial Officer for NGSB since 2008, when NGSB was formed. In these positions, she has been responsible for strategy and processes supporting growth and profitability goals, as well as business management functions. Since joining a predecessor of Northrop Grumman in 1979, Ms. Niland held a variety of positions, including Vice President of Business Management and Chief Financial Officer of Northrop Grumman Newport News. Ms. Niland holds a B.S. in Finance from Towson State University and a Master’s Degree from the University of Maryland University College.

George M. Simmerman, Jr., Corporate Vice President, Deputy General Counsel and Assistant Secretary—Mr. Simmerman has been our Corporate Vice President, Deputy General Counsel and Assistant Secretary since the spin-off. Prior to the spin-off and since 2008, Mr. Simmerman had been Vice President, Associate General Counsel and Sector Counsel of Northrop Grumman Shipbuilding. Prior to that, he was Vice President, Associate General Counsel and Sector Counsel of Northrop Grumman Ship Systems, a position he held since 2006. Mr. Simmerman was in private practice before joining a predecessor of Northrop Grumman Corporation in 1991. He holds a B.S. in Political Science from Spring Hill College and a J.D. from the University of Mississippi School of Law.

Mitchell B. Waldman, Corporate Vice President of Government and Customer Relations—Mr. Waldman has been our Corporate Vice President of Government and Customer Relations since the spin-off. In this position, he is responsible for the development and management of our government and customer affairs programs. Prior to that and since 2009, Mr. Waldman served as Vice President of Business Development of Advanced Programs and Technology for Northrop Grumman’s Aerospace Systems sector. Prior to that position, he served as Northrop Grumman’s Corporate Director for Acquisition Policy from 2008. Prior to that position and since 2003, Mr. Waldman served as National Security Advisor for former Sen. Trent Lott. He holds a B.S. in Mechanical Engineering from the University of Florida and a J.D. from Catholic University.

D. R. Wyatt, Corporate Vice President and Treasurer—Mr. Wyatt has been our Corporate Vice President and Treasurer since the spin-off. Prior to that, he had been Director of Business Management at Northrop Grumman Shipbuilding where he was responsible for aircraft carriers, carrier fleet support and energy business. Prior to his appointment as Director of Business Management, Mr. Wyatt served as Treasurer of Newport News Shipbuilding Inc., Assistant Treasurer and Manager of Finance, and has held various positions in the financial area, including cost estimating, cost control, accounting, financial analysis, and government accounting. He has 13 years of Treasury experience, including responsibility for corporate finance, cash management, risk management and all financings, capital structure, capital market interface, rating agency relationships, cash and financial forecasting, working capital management, short term investments, pension asset management, and insurance and loss control. Mr. Wyatt holds a B.S. in Economics from Hampden-Sydney College and an M.B.A. from Old Dominion University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market	Information

Our common stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2011*
	High	Low
March	$41.50	$37.25
April to June	$40.98	$34.50
July to September	$35.25	$24.33
October to December	$32.50	$22.85

*Our	common stock first began trading on the New York Stock Exchange on March 22, 2011.

(b) Holders

The approximate number of common stockholders was 24,189 as of March 21, 2012.

(c) Dividends

We have not paid any dividends since the spin-off.

(d) Annual	Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on May 2, 2012, in Newport News, Virginia.

(e) Stock	Performance Graph

The following chart compares the total return on a cumulative basis of $100 invested in our common stock on March 22, 2011, to the Standard & Poor’s (“S&P”) 500 Index and the S&P Aerospace and Defense Index.

(1)	The cumulative total return assumes reinvestment of dividends.
(2)	The total return is weighted according to market capitalization of each company at the beginning of each year.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not repurchased any of our common stock since the Company filed its initial registration statement on March 16, 2011.

(g)	Securities Authorized for Issuance Under Equity Compensation Plans

A description of securities authorized for issuance under our equity compensation plans will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31
($ in millions, except per share amounts)	2011	2010	2009	2008	2007
Sales and Service Revenues	$6,575	$6,723	$6,292	$6,189	$5,692
Goodwill Impairment	290	0	0	2,490	0
Operating income (loss)	110	248	211	(2,354)	447
Net earnings (loss)	(94)	135	124	(2,420)	276
Total assets	6,001	5,203	5,036	4,760	7,658
Long-term debt (1)	1,830	105	283	283	283
Total long-term obligations	3,757	1,559	1,645	1,761	1,790
Free cash flow (2)	331	168	(269)	121	364
Basic earnings (loss) per share	$(1.93)	$2.77	$2.54	$(49.61)	$5.65
Diluted earnings (loss) per share	$(1.93)	$2.77	$2.54	$(49.61)	$5.65

(1)	Long-term debt does not include amounts payable to our former parent as of and before December 31, 2010, as these amounts were due upon demand and included in current liabilities.
(2)	Free cash flow is a non-GAAP financial measure and represents cash from operating activities less capital expenditures. See Liquidity and Capital Resources in Item 7 for more information on this measure.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Spin-Off

On March 31, 2011, Northrop Grumman completed the spin-off of HII from Northrop Grumman, following which we became an independent, publicly-owned company. To complete the spin-off, Northrop Grumman distributed to its stockholders of record on March 30, 2011, the record date for the distribution, all shares of our common stock held by Northrop Grumman. Northrop Grumman stockholders received one share of HII common stock for every six shares of Northrop Grumman common stock they held. As an independent, publicly-owned company, we own and operate the legacy Northrop Grumman shipbuilding business. We entered into a series of agreements with Northrop Grumman, including the Separation and Distribution Agreement and other agreements, which govern the relationship between Northrop Grumman and us subsequent to the spin-off and provide for the allocation between Northrop Grumman and us of various assets, liabilities and obligations, including employee benefits, intellectual property, insurance and tax related assets and liabilities.

Our Business

For more than a century, we have designed, built, overhauled and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. We build more ships, in more ship types and classes, than any other U.S. naval shipbuilder. HII is organized into two operating segments, Ingalls and Newport News, which represent our reportable segments. Through our Ingalls segment, we are the sole supplier and builder of amphibious assault and expeditionary ships to the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the U.S. Navy’s current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. We are one of the nation’s leading full-service providers for the design, engineering, construction, and life cycle support of major surface ship programs for the U.S. Navy. We conduct substantially all of our business with the U.S. Government, principally the DoD. As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs.

The following discussion should be read along with the audited consolidated financial statements included in this Annual Report on Form 10-K.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Annual Report on Form 10-K is included in the Glossary of Programs.

Defense Industry Overview

The United States faces a complex, uncertain and rapidly changing national security environment. The defense of the United States and its allies requires the ability to respond to constantly evolving threats, terrorist acts, regional conflicts and cyber attacks, responses to which are increasingly dependent on early threat identification. National responses to such threats can require unilateral or cooperative initiatives ranging from dissuasion, deterrence, active defense, security and stability operations, or peacekeeping. We believe that the U.S. Government will continue to place a high priority on the protection of its engaged forces and citizenry and on minimizing collateral damage when force must be applied in pursuit of national objectives.

The United States’ engagement in combating terrorism around the world, coupled with the need to modernize U.S. military forces, has driven DoD funding levels since 2001. In February 2010, the DoD released its QDR, a legislatively-mandated review of military strategy and priorities that shapes defense funding over the ensuing four years. The QDR emphasized four key strategic priorities: prevailing in today’s wars, preventing and deterring conflict, preparing to defeat adversaries in a wide range of contingencies, and preserving and enhancing the All-Volunteer Force. These priorities combined with supporting key joint mission requirements helped shape the U.S. Navy’s 2012 Shipbuilding Plan.

Even with withdrawal from Iraq, we expect that the nation’s engagement in a multi-front, multi-decade struggle will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges.

The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its capabilities, while facing potential major budget cuts as early as 2013. Through 2015, the base defense budget is expected to decline unless Congress and the President can reach agreement on an alternative spending plan.

The U.S. Navy’s 2012 Shipbuilding Plan applies the goals and strategies set forth in the QDR to identify the naval capabilities projected to meet the defense challenges faced by the United States in the next three decades. The 2012 Shipbuilding Plan uses, as a baseline, a 328-ship force, up from the former 313-ship force that was first proposed by the U.S. Navy to Congress in 2006, to design a battle inventory to provide global reach; persistent presence; and strategic, operational and tactical effects expected of naval forces within reasonable levels of funding. Major elements of the 2012 Shipbuilding Plan include:

•	Shifting the procurement of nuclear-powered aircraft carriers to five-year procurement centers, which will result in a steady-state aircraft carrier force of 11 CVNs throughout the 30 years;

•

Truncating the DDG-1000 Zumwalt-class destroyer program, increasing the number of DDG-51 Arleigh Burke-class destroyers in the fleet from 88 to 94 and continuing the Advanced Missile Defense Radar (“AMDR”) development efforts;

•	Shifting to two sea frames for the Littoral Combat Ship (“LCS”) and splitting production of each sea frame between two shipyards in an effort to reduce the ship’s overall cost;

•	Maintaining an adaptable amphibious landing force of approximately 33 ships;

•	Transitioning to a Combat Logistics force composed of just two types of ships and reducing the size of the Joint High Speed Vessel Fleet;

•

Defining U.S. Navy requirements for 48 fast attack submarines and four guided missile submarines to sustain strike capacity and a robust capability to covertly deploy special operations force personnel. Procurement of Virginia-class submarines increased to two boats per year in 2011 and will slow to one boat per year once full rate production of the SSBN(X) Ohio-class Submarine Replacement Program begins; and

•	Projecting procurement of 275 ships over the 2012 – 2041 period (205 combat ships and 70 logistics and support ships).

The QDR has directed certain specific enhancements to U.S. forces and capabilities and a number of these enhancements present us with substantial new competitive opportunities, including:

•	Exploitation of advantages in subsurface operations;

•	U.S. Air Force and U.S. Navy joint development of air-sea battle concepts to integrate air and naval force capabilities across all operational domains;

•	Increased ballistic missile defense capabilities;

•	Expanded future long-range strike capabilities;

•	Expanded capacity of Virginia-class fast attack nuclear submarines for long-range strike; and

•	U.S. Navy and U.S. Air Force new joint cruise missile alternatives.

In response to the plan to cut $487 billion of defense spending over the next decade, as provided in the Budget Control Act of 2011, the DoD released in January 2012 a revised comprehensive military strategy that seeks to address the reduced funding. The U.S. Navy has indicated it will complete a new force structure assessment by the end of 2012 that will address the number of ships and other weapons the U.S. Navy believes it will need in light of the new national security strategy. In addition, the failure of a joint committee of Congress to identify $1.5 trillion in deficit reductions in November 2011, as required under the Budget Control Act, may result in an additional $600 billion in automatic spending cuts to defense programs.

The shipbuilding defense industry, as characterized by its competitors, customers, suppliers, potential entrants and substitutes, is unique in many ways. It is highly capital and skilled labor intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry’s customer base and is served by a supplier base where competition is giving way to exclusive providers. Smaller shipyards, however, have entered the market to build the

U.S. Navy’s new LCS. The U.S. Navy must compete with other national priorities, including other defense activities and entitlement programs, for a share of federal budget funding.

The DoD announced various initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. The most recent initiatives are organized in five major areas: Affordability and Cost Growth; Productivity and Innovation; Competition; Services Acquisition; and Processes and Bureaucracy. These initiatives are relatively new and the specific impacts on our industry will be understood better as the DoD implements them further. See Risks Related to Our Business in Item 1A.

CONTRACTS

We generate the majority of our business from long-term government contracts for design, production and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the FAR and CAS regulations as allowable and allocable costs. Examples of costs incurred by us and not billed to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, certain legal costs, lobbying costs, charitable donations, interest expense and advertising costs.

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, the DCAA routinely audits costs incurred and allocated to contracts with the U.S. Government.

Our long-term contracts typically fall into one of two broad categories:

Flexibly Priced Contracts—Includes both cost type and fixed price incentive contracts. Cost type contracts provide for reimbursement of the contractor’s allowable costs incurred plus a fee that represents profit. Cost type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed price incentive contracts also provide for reimbursement of the contractor’s allowable costs, but are subject to a cost share limit, which affects profitability. Fixed price incentive contracts effectively become firm fixed price contracts once the cost share limit is reached. Approximately 99% of our 2011 revenues were generated from flexibly priced contracts, including certain fixed price incentive contracts that have exceeded their cost share limit

Firm Fixed Price Contracts—A firm fixed price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts are considered firm fixed price contracts as they specify a fixed hourly rate for each labor hour charged. Approximately 1% of our 2011 revenues were generated from firm fixed price arrangements. Substantially all of our revenues for 2011 were derived from the U.S. Government.

Contract Fees—Negotiated contract fee structures for both flexibly priced and firm fixed price contracts include, but are not limited to: fixed fee amounts, cost sharing arrangements to reward or penalize for under or over cost target performance, respectively, positive award fees and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, percentage-of-completion of the contract, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Award Fees—Certain contracts contain provisions consisting of award fees based on performance criteria such as cost, schedule, quality and technical performance. Award fees are determined and earned based on an evaluation by the customer of our performance against such negotiated criteria. Fees that can be reasonably assured and reasonably estimated are recorded over the performance period of the contract.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by our management. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. We consider the policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting and goodwill;

•	Litigation, commitments and contingencies;

•	Retirement related plans; and

•	Workers’ compensation.

Revenue Recognition

Overview—We derive the majority of our business from long-term contracts for the production of goods and services provided to the federal government, which are accounted for in conformity with GAAP, for construction-type and production-type contracts and federal government contractors. We classify contract revenues as product sales or service revenues depending on the predominant attributes of the relevant underlying contracts. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting method for a particular contract.

Percentage-of-Completion Accounting—We generally recognize revenues from our long-term contracts under the cost-to-cost measure of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. For most contracts, we calculate sales based on the percentage of total costs incurred in relation to total Estimated Costs at Completion of the Contract (“EAC”). For certain contracts with large up-front purchases of material, sales are generally calculated based on the percentage that direct labor costs incurred bear to total estimated direct labor costs.

The use of the percentage-of-completion method depends on our ability to make reasonably dependable cost estimates for the design, manufacture, and delivery of our products and services. Such costs are typically incurred over a period of several years, and estimation of these costs requires the use of judgment. We record sales under cost-type contracts as costs are incurred.

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. These incentives take the form of potential additional fees to be earned or penalties to be incurred. Incentives and award fees that can be reasonably assured and reasonably estimated are recorded over the performance period of the contract. Incentives and award fees that are not reasonably assured or cannot be reasonably estimated are recorded when awarded or at such time as a reasonable estimate can be made.

At the start of each contract, we estimate an initial profit-booking rate that considers risks related to technical requirements and feasibility, schedule, and contract costs. Management performs periodic reviews of our contracts in order to evaluate technical matters, schedule, and contract costs. During the life of a contract, the profit-booking rate may increase as we are able to retire risks in connection with technical matters, schedule and contract costs. Conversely, if we are not able to retire these risks, our EAC may increase, resulting in a lower profit-booking rate.

Changes in estimates of contract sales, costs and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes in future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on our consolidated financial position or results of operations for that period.

For the years ended December 31, 2011, 2010 and 2009, net favorable (unfavorable) cumulative catch-up adjustments increased (decreased) operating income by $54 million, ($79) million and ($81) million, respectively. In 2011, the net favorable cumulative catch-up adjustment was primarily driven by the impact of performance improvements on the construction of SSN-774 Virginia-class submarines, partially offset by unfavorable performance adjustments on the LPD program. In 2010 and 2009, the net unfavorable cumulative catch-up adjustments were primarily driven by unfavorable performance adjustments on the LPD program, partially offset by the impact of performance improvements on other programs.

Cost Estimation—The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of our engineers, program managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. A significant change in an estimate on one or more contracts could have a material effect on our consolidated financial position or results of operations, and, where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact from the change. We update our contract cost estimates at least annually and more frequently as determined by events or circumstances. We review and assess our cost and revenue estimates for each significant contract on a quarterly basis.

We record a provision for the entire loss on a contract in the period the loss is determined when estimates of total costs to be incurred on the contract exceed estimates of total revenues to be earned. We offset loss provisions first against costs that are included in unbilled accounts receivable or inventoried assets, with any remaining amount reflected in other current liabilities.

Other Considerations—Defined benefit pension and other postretirement plan (“retirement related benefit plans”) benefit costs are allocated to our contracts as allowed costs based upon CAS. The CAS requirements for retirement related benefit plans costs differ from the Financial Accounting Standards (“FAS”) requirements. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense recoverable under our expected future contract activity, and therefore did not defer any FAS expense for retirement related benefit plans. This resulted in a FAS expense in excess of CAS expense of $13 million, $49 million, and $88 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Purchase Accounting and Goodwill

Overview—Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill at December 31, 2011 and 2010, was $844 million and $1,134 million respectively.

Tests for Impairment—We perform impairment tests for goodwill as of November 30 of each year, or when evidence of potential impairment exists. When testing goodwill, we first compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is determined to be less than the carrying value, we perform a second step to estimate the fair value of goodwill, based in part on the fair value of the underlying operations. We record a charge to operations when we determine that the recorded amount of goodwill exceeds its fair value during this second step.

We estimate the fair value of each reporting unit using a combination of discounted cash flow analysis and market based valuation methodologies. Determining fair value requires the exercise of significant judgment, including judgments about projected revenues, operating expenses, working capital investment, capital expenditures and cash flows over a multi-year period. The discount rate applied to our forecasts of future cash flows is based on our estimated weighted average cost of capital. In assessing the reasonableness of our determined fair values, we evaluate our results against our market capitalization. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

November 30, 2011 Impairment Test—We performed our annual goodwill impairment testing as of November 30, 2011. Our testing as of November 30, 2011, determined that the estimated fair value of each reporting unit exceeded its corresponding carrying value and, accordingly, no further impairment charge was necessary beyond the $290 million goodwill impairment charge recorded during the year for our Ingalls segment as a result of our interim testing as of September 30, 2011. The estimated fair value of the reporting unit within the Newport News segment was significantly in excess of its corresponding carrying value as of November 30, 2011. Fair value estimates of the reporting units within the Ingalls segment exceeded their corresponding carrying values by more than 10% as of November 30, 2011.

September 30, 2011 Impairment Test—In light of the adverse equity market conditions that began in the second quarter of 2011 and the resultant decline in industry market multiples and our market capitalization, we performed an interim goodwill impairment analysis as of September 30, 2011. The analysis resulted in a $290 million non-cash goodwill impairment charge recorded in our Ingalls segment in 2011. Due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit, we initially recorded a preliminary goodwill impairment charge of $300 million during the third quarter of 2011, which represented our best estimate of the impairment amount at the time of the filing of our third quarter report. The goodwill impairment charge was later adjusted to $290 million in the fourth quarter of 2011, based on the final impairment analysis. The goodwill at these businesses has no tax basis, and, accordingly, there was no tax benefit associated with recording the impairment charge. No goodwill impairment was recognized at the Newport News segment as its estimated fair value was significantly in excess of its carrying value as of September 30, 2011. See Note 10: Goodwill and Other Purchased Intangible Assets in Item 8.

November 30, 2010 and June 30, 2010 Impairment Test—As a result of the announcement to wind down operations at our Avondale, Louisiana facility and the Ingalls segment’s recent operating losses, we performed an impairment test for each reportable segment’s goodwill. The results of our goodwill impairment tests as of November 30, 2010, and June 30, 2010, indicated that the estimated fair value of each of our reporting units was substantially in excess of its carrying value. See Note 4: Avondale Wind Down in Item 8.

Litigation, Commitments and Contingencies

Overview—We are subject to a range of claims, lawsuits, environmental and income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and our internal and external legal counsel. In accordance with our practices relating to accounting for contingencies, we record amounts as charges to earnings after taking into consideration the facts and circumstances of each matter, including any settlement offers, and determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure to us may vary from earlier estimates as further facts and circumstances become known.

Environmental Accruals—We are subject to the environmental laws and regulations of the jurisdictions in which we conduct operations. We record a liability for the costs of expected environmental remediation obligations when we determine that it is probable we will incur such costs and the amount of the liability can be reasonably estimated. When a range of costs is possible and no amount within that range is a better estimate than another, we record the minimum amount of the range.

Factors that could result in changes to the assessment of probability, range of estimated costs and environmental accruals include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, results of efforts to involve other legally responsible parties, financial insolvency of other responsible parties, changes in laws and regulations or contractual obligations affecting remediation requirements and improvements in remediation technology. Although we cannot predict whether new information gained as remediation projects progress will materially affect the estimated liability accrued, we do not believe that future remediation expenditures will have a material effect on our financial position, results of operations or cash flows.

Asset Retirement Obligations—We record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. Recorded amounts as of December 31, 2011 and 2010, are $25 million and $20 million, respectively, and consist primarily of obligations associated with the wind down of operations at our Avondale facility. See Note 4: Avondale Wind Down in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that are not reasonably estimable as of December 31, 2011, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of these facilities may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and therefore, these obligations have not been included in our consolidated financial statements.

Litigation Accruals—Litigation accruals are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure may vary from earlier estimates as further facts and circumstances become known. Based upon the information available, we believe that the resolution of any of these various claims and legal proceedings will not have a material effect on our consolidated financial position, results of operations or cash flows.

Uncertain Tax Positions—Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. We recognize the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense. We also recognize accrued interest related to uncertain tax positions in income tax expense. The timing and amount of accrued interest is determined by the applicable tax law associated with an underpayment of income taxes. See Note 12: Income Taxes in Item 8. Under existing GAAP, changes in accruals associated with uncertainties are recorded in earnings in the period they are determined.

Retirement Related Plans

We calculate our retirement related benefit plan costs under both CAS and FAS. The calculations under CAS and FAS require significant judgment. CAS prescribes the allocation to and recovery of retirement related benefit plan costs on U.S. Government contracts through the pricing of products and services and the methodology to determine such costs. FAS outlines the methodology used to determine retirement related benefit plan expense or income as well as the liability for financial reporting purposes. The CAS requirements for these costs and their calculation methodologies differ from FAS. As a result, while both CAS and FAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of retirement related benefit plan costs. In addition, the cash funding requirements for our qualified pension plans are determined under ERISA, which is primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities. Effective January 1, 2011, we were subject to the funding requirements under the PPA, which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year.

We record CAS retirement related benefits expense in the results of our business segments, and we include the FAS expense for these benefits in total operating income under GAAP. Due to the differences between FAS and CAS amounts, we also present the difference between FAS and CAS expense, referred to as our FAS/CAS Adjustment, to reconcile segment operating income to total operating income on a consolidated basis under GAAP. Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense is not necessarily indicative of the funding requirements under PPA or of the amounts we recover from the U.S. Government under CAS.

When PPA was enacted, it was anticipated that the amounts required to be funded would exceed government contractors’ recovery of those costs under CAS. To remedy this cash flow problem, on December 27, 2011, the U.S. Cost Accounting Standards (“CAS”) Board issued its final CAS Harmonization Rule (the “Harmonization Rule”). The Harmonization Rule is intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The Harmonization Rule is effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Under the Harmonization Rule, only contracts entered into before the effective date qualify for an equitable adjustment. Price proposals for CAS covered contracts awarded on or after the effective date of February 27, 2012, will reflect the effects of the rule. The Harmonization Rule will impact pension costs on contracts beginning in 2013. We expect that it will result in increased pension costs allocable to our contracts.

Assumptions—Our retirement related benefit plans are accounted for on the accrual basis. The measurements of obligations and cost require significant judgment. The key assumptions in these measurements are the interest rate used to discount future benefit payments and the expected long-term rate of return on plan assets.

Discount Rate—The assumed discount rate is used to determine the current retirement related benefit plan expense and obligations, and represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to effectively settle a plan’s benefit obligations. The discount rate assumption is determined for each plan by constructing a portfolio of high quality bonds with cash flows that match the estimated outflows for future benefit payments to determine a single equivalent discount rate. Benefit payments are not only contingent on the terms of a plan, but also on the underlying participant demographics, including current age, and assumed mortality. We use only bonds that are denominated in U.S. Dollars, rated Aa or better by two of three nationally recognized statistical rating agencies, have a minimum outstanding issue of $50 million as of the measurement date, and are not callable, convertible, or index linked. Since bond yields are generally unavailable beyond 30 years, we assume those rates will remain constant beyond that point.

Taking into consideration the factors noted above, our weighted average discount rate for pensions was 5.23% and 5.84%, as of December 31, 2011 and 2010, respectively. Our weighted average discount rate for other postretirement benefits was 4.94% and 5.58% as of December 31, 2011 and 2010, respectively.

Expected Long-Term Rate of Return—The expected long-term rate of return on assets is used to calculate net periodic expense, and is based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, inflation trends, portfolio volatility, and risk management strategies. While studies are helpful in understanding current trends and performance, the assumption is based more on longer term and prospective views. In order to reflect expected lower future market returns, we have reduced the expected long-term rate of return assumption from 8.50%, used to record 2011 expense, to 8.00% for 2012. The decrease in the expected return on assets assumption is primarily related to lower bond yields and updated return assumptions for equities. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pensions:

($ in millions)	Increase (Decrease) in 2012 Expense	Increase (Decrease) in December 31, 2011 Obligations
25 basis point decrease in discount rate	$18	$146
25 basis point increase in discount rate	(17)	(154)
25 basis point decrease in expected return on assets	8	n.a.
25 basis point increase in expected return on assets	(8)	n.a.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences from actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized to the extent it exceeds 10% of the greater of the plan’s benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants, which is approximately 10 years.

CAS Expense—In addition to providing the methodology for calculating retirement related benefit plan costs, CAS also prescribes the method for assigning those costs to specific periods. While the ultimate liability for such costs under FAS and CAS is similar, the pattern of cost recognition is different. The key drivers of CAS pension expense include the funded status and the method used to calculate CAS reimbursement for each of our plans as well as our expected long-term rate of return on assets assumption. Unlike FAS, CAS requires the discount rate to be consistent with the expected long-term rate of return on assets assumption, which changes infrequently given its long-term nature. As a result, changes in bond or other interest rates generally do not impact CAS. In addition, unlike under FAS, we can only allocate pension costs for a plan under CAS until such plan is fully funded as determined under ERISA requirements.

Other FAS and CAS Considerations—We update our estimates of future FAS and CAS costs at least annually based on factors such as calendar year actual plan asset returns, final census data from the end of the prior year, and other actual and projected experience.

A key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net gains and losses exceeding the 10% corridor are amortized over the employee’s average future service life of approximately 10 years. Under CAS, net gains and losses are amortized over a 15-year period without regard to a corridor approach. Under the Harmonization Rule, the amortization period will change to 10 years. Under CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined by spreading actual asset gains or losses over five years, subject to certain limitations. For FAS, we do not use this spreading method, and instead use fair value in determining our FAS costs. Accordingly, FAS expense generally reflects the recent gains and losses faster than CAS. Another driver of FAS/CAS expense difference is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded for ERISA purposes. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS expense will change accordingly.

The favorable change in the FAS/CAS Adjustment of $36 million in 2011 compared to 2010 was driven by a decrease in our FAS expense, due primarily to favorable asset returns in 2010, coupled with offsetting higher CAS costs, primarily due to demographics.

Retirement Plan Assets—Retirement plan assets are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued based on market transactions for comparable securities and various relationships between securities that are generally recognized by institutional traders. Investments in hedge funds and private equity and real estate investments are generally valued at their Net Asset Values (“NAV”) or equivalent.

Management reviews independently appraised values, audited financial statements and additional pricing information to evaluate the NAV. For the very limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

Accumulated Other Comprehensive Income—We recorded unrecognized losses of $1,344 million and $797 million (pre-tax) related to our retirement related plans in accumulated other comprehensive income at December 31, 2011 and 2010, respectively. These net deferred losses resulted from differences between estimated and expected asset returns, changes in the discount rate, and changes in demographic experience. The $547 million increase of unrecognized losses in 2011 was driven primarily by the decrease in the discount rates for $394 million and actual pension plan asset returns being less than expected for $84 million. These and other net increases were partly offset by the amortization of previously accumulated net losses.

We recorded net unrecognized prior service costs and credits of $58 million and $61 million (pre-tax) related to our retirement related plans in accumulated other comprehensive income at December 31, 2011 and 2010, respectively. These deferred prior service costs and credits resulted from plan amendments in prior years, including those resulting from collective bargaining agreements. The decrease in unrecognized prior service costs and credits resulted from amortization of previously accumulated prior service costs and credits and the Avondale wind down.

The amortization period for qualifying unrecognized prior service costs and credits and unrecognized gains/losses is the estimated remaining service lives of our employees, which is approximately 10 years.

Workers’ Compensation

Our operations are subject to federal and state workers’ compensation laws. We maintain self-insured workers’ compensation plans, in addition to participating in federally administered second injury workers’ compensation funds. We estimate the required liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, our historical loss experience and projected loss development factors as compiled in an annual actuarial study. Related self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. Our workers’ compensation liability was discounted at 3.05% and 3.31% at December 31, 2011 and 2010, respectively, based on future payment streams and a risk-free rate. The workers’ compensation benefit obligation on an undiscounted basis was $739 million and $726 million as of December 31, 2011 and 2010, respectively.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for a description of new accounting pronouncements and updates thereto.

Operating Performance Assessment and Reporting

We manage and assess the performance of our businesses based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates and Judgments described within this section. Our portfolio of long-term contracts is largely flexibly priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Under FAR rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues and operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts are described in our analysis.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	Year Ended December 31
($ in millions)	2011	2010	2009
Sales and service revenues	$6,575	$6,723	$6,292
Cost of sales and service revenues	5,551	5,812	5,442
General and administrative expenses	624	663	639
Goodwill impairment	290	0	0

Operating income (loss)	110	248	211
Interest expense	104	40	36
Other, net	0	(2)	1
Federal and foreign income taxes	100	71	52

Net earnings (loss)	$(94)	$135	$124

Sales and Service Revenues

Sales and service revenues consist of the following:

	Year Ended December 31
($ in millions)	2011	2010	2009
Product sales	$5,676	$5,798	$5,046
Service revenues	899	925	1,246

Total sales and service revenues	$6,575	$6,723	$6,292

2011—Product sales and service revenues in 2011 decreased $148 million, or 2%, from 2010. The decrease was primarily driven by lower revenues in Surface Combatants, Aircraft Carriers and Fleet Support. These decreases were partially offset by higher revenues in Amphibious Assault Ships programs, Submarines and the NSC program. See Key Segment Financial Measures below.

2010—Product sales and service revenues in 2010 increased $431 million, or 7%, from 2009. The increase was primarily due to higher sales volume in the LPD and LHA expeditionary warfare programs, the CVN-78 Gerald R. Ford aircraft carrier construction program, the CVN-71 USS Theodore Roosevelt RCOH and the SSN-774 Virginia-class submarine construction program. These increases were partially offset by reduced sales in 2010 following the 2009 deliveries of LHD-8 USS Makin Island and CVN-77 USS George H.W. Bush, as well as the completion of the CVN-65 USS Enterprise Extended Drydocking Selected Restricted Availability (“EDSRA”) in the second quarter of 2010. Additionally, during the second quarter of 2010 we announced our intent to wind down our shipbuilding operations at the Avondale facility in 2013 (see Note 4: Avondale Wind Down in Item 8) and reduced product revenues by $115 million to reflect revised estimates to complete LPD-23 and LPD-25. In 2009, we reduced product revenues by $160 million to reflect revised estimates to complete LPD-class ships and LHA-6 America.

Cost of Sales and Service Revenues

Cost of sales and service revenues, general and administrative expenses, and goodwill impairment charges were as follows:

	Year Ended December 31
($ in millions)	2011	2010	2009
Cost of product sales	$4,794	$5,042	$4,415
% of product sales	84.5%	87.0%	87.5%
Cost of service revenues	757	770	1,027
% of service revenues	84.2%	83.2%	82.4%
General and administrative expenses	624	663	639
% of total sales and service revenues	9.5%	9.9%	10.2%
Goodwill impairment	290	0	0

Cost of sales and service revenues	$6,465	$6,475	$6,081

Cost of Sales and Service Revenues

2011—Cost of product sales in 2011 decreased by $248 million, or 5%, as compared to 2010. The decrease was primarily driven by the lower sales volume in 2011 described above and a pre-tax charge of $113 million recognized in 2010 resulting from our decision to wind down shipbuilding operations at our Avondale facility in 2013. See Note 4: Avondale Wind Down in Item 8. Cost of product sales as a percentage of product sales declined in 2011 compared to 2010 primarily as a result of the non-recurring $113 million pre-tax charge recognized in 2010 in our Ingalls segment for the wind down of shipbuilding operations at our Avondale facility. Cost of service revenues decreased $13 million, or 2%, from 2010 primarily as a result of the lower sales volume described above. The modest increase in cost of service revenues as a percentage of service revenues is the result of normal year-to-year variances in contract mix.

2010—Cost of product sales increased $627 million, or 14%, from 2009 primarily as a result of the higher sales volume previously described. Cost of product sales as a percentage of product sales declined slightly year over year principally as a result of lower unfavorable margin adjustments in our Ingalls segment in 2010 relative to 2009. Cost of service revenues decreased $257 million, or 25%, from 2009 primarily as a result of the lower sales volume described above. The modest increase in cost of service revenues as a percentage of service revenues is the result of normal year-to-year variances in contract mix.

General and Administrative Expenses

In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general and administrative expenses are considered allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis and contract performance factors include this cost component as an element of cost.

2011—General and administrative expenses in 2011 decreased $39 million, or 6%, from 2010. The decrease was due principally to a lower FAS/CAS Adjustment. See FAS/CAS Adjustment below.

2010—General and administrative expenses in 2010 increased to $663 million from $639 million in 2009 primarily as a result of higher cost allocations for Northrop Grumman management and support services. The Northrop Grumman management and support services expense in 2010 increased to $115 million from $82 million in 2009. The increase in management and support services allocations reflects higher employee compensation expenses in 2010 and the impact of the final allocation of prior year overheads. As a percentage of total sales and service revenues, these costs decreased year over year due principally to the higher sales volume in 2010.

Goodwill Impairment

As previously discussed in Critical Accounting Policies, Estimates and Judgments in Item 7, we perform impairment tests for goodwill as of November 30 each year, or when evidence of potential impairment exists. We record a charge to operations when we determine that an impairment has occurred.

2011—We recorded a net goodwill impairment charge in 2011 of $290 million in our Ingalls segment. See Note 10: Goodwill and Other Purchased Intangible Assets in Item 8.

2010 and 2009—We did not record any goodwill impairment during the years 2010 and 2009.

Operating Income (Loss)

We consider operating income to be an important measure for evaluating our operating performance, and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to “segment operating income.” Segment operating income is defined as operating income before the FAS/CAS Adjustment and deferred state income taxes, neither of which affects segment performance. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income (loss) to total operating income (loss):

	Year Ended December 31
($ in millions)	2011	2010	2009
Segment operating income (loss)	$122	$294	$284
FAS/CAS Adjustment	(13)	(49)	(88)
Deferred state income taxes	1	3	15

Total operating income (loss)	$110	$248	$211

Segment Operating Income (Loss)

2011—Segment operating income was $122 million as compared to $294 million in 2010. The decrease was primarily the result of the 2011 goodwill impairment charge described above, partially offset by the $113 million pre-tax charge recognized in 2010 resulting from our decision to wind down shipbuilding operations at our Avondale facility.

2010—Segment operating income was $294 million, an increase of $10 million from 2009. Segment operating income was 4.3% and 4.5% of sales and service revenues for 2010 and 2009, respectively. In 2010, we recorded net performance adjustments of $132 million on the LPD-22 through LPD-25 contract, including the effect of a $113 million charge for the cumulative effect of the $210 million of incremental costs expected in connection with our decision to wind down shipbuilding operations at our Avondale facility in 2013. See Note 4: Avondale Wind Down in Item 8. Results for 2010 also include an unfavorable adjustment of $30 million to reflect additional costs to complete post-delivery work on LHD-8 USS Makin Island. Results for 2009 included unfavorable performance adjustments totaling $171 million on the LPD-22 through LPD-25 contract, partially offset by a favorable adjustment of $54 million on the LHD-8 contract. See Note 7: Contract Charges in Item 8. Activity within each segment is discussed in Segment Operating Results.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our retirement related benefit plan expense under FAS in accordance with GAAP and our pension expense under CAS.

The components of the FAS/CAS Adjustment were as follows:

	Year Ended December 31
($ in millions)	2011	2010	2009
FAS expense	$(157)	$(180)	$(205)
CAS expense	144	131	117

FAS/CAS Adjustment	$(13)	$(49)	$(88)

2011—The favorable change in the FAS/CAS Adjustment of $36 million in 2011 compared to 2010 was driven by a decrease in our FAS expense, due primarily to favorable asset returns in 2010, coupled with offsetting higher CAS costs, primarily due to demographics.

For 2012, we expect our FAS expense will increase more than our CAS expense, which will increase the FAS/CAS Adjustment. We expect the FAS/CAS Adjustment to be approximately $77 million. The expected unfavorable increase from 2011 is primarily driven by lower discount rates. The expected increase in FAS expense in excess of CAS expense is subject to update during 2012, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with final 2011 census data. This estimate does not include any potential change for the Harmonization Rule. After 2012, the FAS/CAS Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and actual results as well as the effects of the Harmonization Rule could significantly change both FAS and CAS expense in future periods.

2010—The FAS/CAS Adjustment was an expense of $49 million and $88 million in 2010 and 2009, respectively. The decrease in net expense in 2010 was primarily due to lower GAAP pension expense principally as a result of favorable returns on pension plan assets in 2009.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

2011—The benefit provided by deferred state income taxes in 2011 was $1 million, compared to a benefit of $3 million in 2010. The decrease was primarily due to the timing of contract related income and deductions.

2010—The benefit provided by deferred state income taxes in 2010 was $3 million, compared to a benefit of $15 million in 2009. The decrease was primarily due to the timing of contract related deductions.

Interest Expense

2011—Interest expense in 2011 was $104 million compared to $40 million in 2010. The increase was primarily due to interest expense on our senior notes and our Credit Facility established in connection with the spin-off. These increases were partially offset by the elimination of intercompany indebtedness to Northrop Grumman as of March 30, 2011.

2010—Interest expense in 2010 increased $4 million as compared with 2009. The increase was primarily due to lower capitalized interest in 2010, which resulted from a lower level of long-term capital projects in 2010 as compared to 2009.

Other, Net

2011—There were no significant transactions recorded in Other, Net during 2011 compared to the $2 million net expense recorded in 2010.

2010—Other, Net for 2010 decreased $3 million as compared with 2009. The decrease was primarily due to the write-off of $2 million of capitalized debt issuance costs associated with the partial retirement of GO Zone IRBs in the fourth quarter of 2010 pursuant to a tender offer. See Financing Activities below and Note 13: Debt in Item 8.

Federal Income Taxes

2011—Our effective tax rate on earnings from continuing operations, excluding the 2011 non-cash goodwill impairment charge of $290 million, which is non-deductible for income tax purposes, was 33.8% in 2011 as compared to 34.5% in 2010. Our effective tax rate differs from the statutory federal rate due to a domestic manufacturing deduction, the research and development credit, nondeductible expenditures and non-cash federal tax adjustments governed by our Tax Matters Agreement with Northrop Grumman. The effective tax rate for 2011 was lower than 2010 due to higher domestic manufacturing deductions, research and development credits, and the non-cash tax adjustments in 2011 related to our Tax Matters Agreement with Northrop Grumman. See Note 12: Income Taxes in Item 8.

2010—Our effective tax rate on earnings from continuing operations for 2010 was 34.5% compared with 29.5% in 2009. The increase in effective tax rate was due to the elimination of certain tax benefits with the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, a decrease in the manufacturers’ deduction and the expiration of wage credit benefits, partially offset by the effects of a settlement with the Internal Revenue Service and the U.S. Congressional Joint Committee on Taxation of our parent’s tax returns for the years 2004 through 2006. See Note 12: Income Taxes in Item 8.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Year Ended December 31
($ in millions)	2011	2010	2009
Sales and Service Revenues
Ingalls	$2,885	$3,027	$2,865
Newport News	3,766	3,775	3,534
Intersegment eliminations	(76)	(79)	(107)

Total sales and service revenues	$6,575	$6,723	$6,292

	Year Ended December 31
($ in millions)	2011	2010	2009
Operating Income (Loss)
Ingalls	$(220)	$(61)	$(29)
Newport News	342	355	313

Total Segment Operating Income (Loss)	122	294	284
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(13)	(49)	(88)
Deferred state income taxes	1	3	15

Total operating income (loss)	$110	$248	$211

KEY SEGMENT FINANCIAL MEASURES

Sales and Service Revenues

Period-to-period sales reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in reported revenues due to varying production activity levels, delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding income change based on the margin rate for a particular contract.

Segment Operating Income (Loss)

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including net pension and postretirement benefits expenses and deferred state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total EAC that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred, and the effects are material, a separate description is provided.

Ingalls

	Year Ended December 31
($ in millions)	2011	2010	2009
Sales and service revenues	$2,885	$3,027	$2,865
Segment operating income (loss)	(220)	(61)	(29)
As a percentage of segment sales	(7.6%)	(2.0%)	(1.0%)

Sales and Service Revenues

2011—Ingalls revenues decreased $142 million, or 5%, compared to 2010. The decrease was primarily driven by lower revenues in Surface Combatants, partially offset by higher revenues in Amphibious Assault Ships programs and the NSC program. The decrease in Surface Combatants revenues was primarily due to lower revenues on the DDG-51 program following the delivery of DDG-110 USS William P. Lawrence in the first quarter of 2011 and DDG-107 USS Gravely in the third quarter of 2010, partially offset by higher revenues on DDG-113 John Finn in 2011. The increase in Amphibious Assault Ships revenues was due to higher revenues on LPD-26 John P. Murtha and the LHA program, partially offset by lower revenues on LPD-22 San Diego and LPD-24 Arlington. The increase in the NSC program was primarily due to higher revenues on the fourth NSC, for which the contract was awarded in the fourth quarter of 2010, partially offset by lower revenues on NSC-3 USCGC Stratton, which was delivered in the third quarter of 2011.

2010—Ingalls revenues increased $162 million, or 6%, from 2009, primarily driven by $339 million higher sales in Expeditionary Warfare, partially offset by $122 million lower sales in Surface Combatants and $62 million lower sales in Coast Guard & Coastal Defense. The increase in Expeditionary Warfare was due to higher sales volume in the LPD program and on LHA-6 America, partially offset by lower sales in 2010 due to the delivery of LHD-8 USS Makin Island in 2009. The decrease in Surface Combatants was primarily due to lower sales volume on the DDG-51 program following delivery of DDG-105 USS Dewey in the third quarter of 2009. The decrease in Coast Guard & Coastal Defense was primarily due to lower sales volume following delivery of NSC-2 USCGC Waesche in the fourth quarter of 2009.

Segment Operating Income (Loss)

2011—Ingalls operating loss was $220 million compared to a loss of $61 million in 2010. The higher loss was primarily the result of the 2011 goodwill impairment charge previously described, partially offset by the 2010 $113 million pre-tax charge resulting from our decision to wind down shipbuilding operations at our Avondale facility and the charges and adjustments recorded in the third quarter of 2010 as previously described.

2010—Ingalls operating loss was $61 million compared to a loss of $29 million in 2009. The increase in operating loss was caused primarily by unfavorable performance on Expeditionary Warfare programs and a lower level of operating income on other programs resulting from the sales volume reductions described above. In Expeditionary Warfare, we recorded net performance adjustments of $132 million on the LPD-22 through LPD-25 contract, including the effect of a $113 million charge for the cumulative effect of the $210 million of incremental costs expected in connection with our decision to wind down shipbuilding operations at the Avondale facility in 2013. See Note 4: Avondale Wind Down in Item 8. Additionally, we recognized an unfavorable adjustment of $30 million to reflect additional costs to complete post-delivery work on LHD-8 USS Makin Island. See Note 7: Contract Charges in Item 8. In 2009, operating income included a favorable adjustment of $54 million on the LHD-8 contract, which was more than offset by unfavorable adjustments of $38 million and $171 million on the DDG-51 and LPD programs, respectively.

Newport News

	Year Ended December 31
($ in millions)	2011	2010	2009
Sales and service revenues	$3,766	$3,775	$3,534
Segment operating income (loss)	342	355	313
As a percentage of segment sales	9.1%	9.4%	8.9%

Sales and Service Revenues

2011—Newport News revenues remained stable at $3,766 million in 2011 compared to $3,775 million in 2010. Lower revenues in Aircraft Carriers and Fleet Support were offset by higher revenues in Submarines. The decrease in Aircraft Carriers revenues was primarily due to lower revenues on the CVN-71 USS Theodore Roosevelt RCOH, the CVN-65 USS Enterprise Extended Drydocking Selected Restricted Availability (“EDSRA”), and the Post Shakedown Availability (“PSA”) for CVN-77 USS George H.W. Bush. These decreases in Aircraft Carriers revenues were partially offset by higher revenues on CVN-78 Gerald R. Ford, the advance construction contract for CVN-79 John F. Kennedy, and the advance planning contract for CVN-72 USS Abraham Lincoln RCOH. The decrease in Fleet Support revenues was primarily driven by lower activity in the San Diego fleet maintenance market. The increase in Submarines revenues was primarily due to higher revenues on the construction of SSN-774 Virginia-class submarines.

2010—Newport News revenues increased $241 million, or 7%, from 2009, primarily driven by $148 million higher sales in Aircraft Carriers and $108 million higher sales in Submarines. The increase in Aircraft Carriers was primarily due to higher sales volume on CVN-78 Gerald R. Ford and CVN-71 USS Theodore Roosevelt RCOH, partially offset by lower volume in 2010 on CVN-77 USS George H.W. Bush and CVN-70 USS Carl Vinson RCOH, both of which were completed in the second quarter of 2009. The increase in Submarines was primarily due to higher sales volume on the construction of SSN-774 Virginia-class submarines.

Segment Operating Income (Loss)

2011—Newport News operating income was $342 million compared to $355 million in 2010. The decrease was primarily due to higher revenues on lower margin programs and risk retirement on the CVN-70 USS Carl Vinson and the CVN-77 USS George H.W. Bush that occurred in 2010, partially offset by risk retirement on the SSN-774 Virginia-class submarine program in 2011.

2010—Newport News operating income was $355 million compared with $313 million in 2009. The increase was primarily due to the impact of the sales volume changes described above, improved operating performance on Aircraft Carriers, and higher earnings from our equity method investments, which totaled $19 million and $10 million in 2010 and 2009, respectively. See Note 11: Business Arrangements in Item 8.

BACKLOG

Total backlog at December 31, 2011, was approximately $16.3 billion. Total backlog includes both funded backlog, firm orders for which funding is contractually obligated by the customer, and unfunded backlog, firm orders for which funding is not currently contractually obligated by the customer. Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity (“IDIQ”) orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment at December 31, 2011 and 2010:

($ in millions)	December 31, 2011			December 31, 2010
	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$5,454	$242	$5,696	$4,317	$581	$4,898
Newport News	5,387	5,185	10,572	5,248	7,191	12,439

Total	$10,841	$5,427	$16,268	$9,565	$7,772	$17,337

Approximately 33% of the $16.3 billion total backlog at December 31, 2011, is expected to be converted into sales in 2012. Total U.S. Government orders comprised substantially all of the total backlog at the end of 2011.

Awards

2011—The value of new contract awards during the year ended December 31, 2011 was approximately $5.6 billion. Significant new awards during this period included contracts for the construction of LPD-26 John P. Murtha, DDG-113 John Finn and DDG-114 Ralph Johnson, continued engineering and construction of CVN-78 Gerald R. Ford, advance construction of CVN-79 John F. Kennedy, construction of the U.S. Coast Guard’s fifth National Security Cutter (unnamed), advance planning efforts for the CVN-72 USS Abraham Lincoln RCOH, and continued execution of the CVN-71 USS Theodore Roosevelt RCOH.

2010—The value of new contract awards during the year ended December 31, 2010, was approximately $3.6 billion. Significant new awards during this period included $480 million for the construction of the U.S. Coast Guard’s fourth National Security Cutter Hamilton, $480 million for design and long-lead material procurement activities for the CVN-79 John F. Kennedy aircraft carrier, $377 million for CVN-78 Gerald R. Ford, $224 million for LHA-7 (unnamed), $184 million for LPD-26 John P. Murtha, $114 million for DDG-114 Ralph Johnson and $62 million for long-lead material procurement activities for LPD-27 (unnamed).

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

The table below summarizes key components of cash flow provided by (used in) operating activities:

	Year Ended December 31
($ in millions)	2011	2010	2009
Net earnings (loss)	$(94)	$135	$124
Goodwill impairment	290	0	0
Deferred income taxes	27	(19)	(98)
Depreciation and amortization	190	183	186
Stock-based compensation	42	0	0
Retiree benefit funding less than (in excess of) expense	122	33	(28)
Trade working capital decrease (increase)	(49)	27	(272)

Net cash provided by (used in) operating activities	$528	$359	$(88)

Cash Flows

We discuss below our major operating, investing and financing activities for each of the three years in the period ended December 31, 2011, as classified on our consolidated statements of cash flows.

Operating Activities

2011—Cash provided by operating activities was $528 million in 2011 compared with $359 million in 2010. The increase of $169 million was due principally to increased earnings net of impairment charges and lower pension contributions, offset by an increase in trade working capital. Net cash paid by Northrop Grumman on our behalf for U.S. federal income tax obligations was $53 million.

We expect cash generated from operations for 2012 to be sufficient to service debt, meet contract obligations, and finance capital expenditures. Although 2012 cash from operations is expected to be sufficient to service these obligations, we may from time to time borrow funds under our Credit Facility to accommodate timing differences in cash flows.

2010—Net cash provided by operating activities was $359 million in 2010 compared with cash used of $88 million in 2009. The change of $447 million was due principally to a decrease in discretionary pension contributions of $97 million, a decrease in trade working capital of $299 million, and a decrease in deferred income taxes of $79 million. In 2009, trade working capital balances included the unfavorable impact of delayed customer billings associated with the negative performance adjustments on the LPD-22 through LPD-25 contract due to projected cost increases at completion. See Note 7: Contract Charges in Item 8. The change in deferred taxes was due principally to the timing of contract related deductions. U.S. federal income tax payments made by Northrop Grumman on our behalf were $89 million in 2010.

2009—Net cash provided by operating activities in 2009 decreased $427 million as compared with 2008, due primarily to an increase in trade working capital of $366 million and an increase in deferred income taxes of $108 million. The trade working capital change resulted primarily from the unfavorable impact of delayed customer billings associated with negative performance adjustments on the LPD-22 through LPD- 25 contract due to projected cost increases at completion. See Note 7: Contract Charges in Item 8. The change in deferred taxes was due to the timing of contract related deductions. U.S. federal income tax payments made by Northrop Grumman on our behalf were $132 million in 2009.

Investing Activities

2011—Cash used by investing activities was $197 million in 2011, consisting entirely of capital expenditures.

2010—Cash used by investing activities was $189 million in 2010, principally for capital expenditures.

2009—Cash used by investing activities was $178 million in 2009, due principally to $181 million in capital expenditures.

Financing Activities

2011—Cash provided by financing activities in 2011 was $584 million. Our cash flow from financing activities resulted primarily from the issuance of $1,775 million of debt, of which $22 million was repaid in 2011, and a $1,266 million net transfer from our former parent, offset by $54 million of debt issuance costs, repayment of $954 million of notes to our former parent, and a contribution of $1,429 million to Northrop Grumman as a result of the spin-off.

2010—In anticipation of the spin-off, on November 30, 2010, NGSB purchased $178 million of the outstanding principal amount of GO Zone IRBs pursuant to a tender offer. NGSB used the proceeds of an intercompany loan for $178 million with Northrop Grumman to purchase the GO Zone IRBs and submitted the purchased bonds to the trustee for cancellation. See Note 13: Debt in Item 8.

For the year ended December 31, 2010 and prior, transactions between Northrop Grumman and us were reflected as effectively settled for cash at the time of the transaction and are included in financing activities in our consolidated statements of cash flows. The net effect of these transactions is reflected in Former Parent’s Equity in Unit in our consolidated statements of financial position.

Free Cash Flow

Free cash flow represents cash provided by (used in) operating activities less capital expenditures. We believe free cash flow is a useful measure for investors to consider.

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.

The table below reconciles net cash provided by (used in) operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2011	2010	2009	2008	2007
Net cash provided by (used in) operating activities	$528	$359	$(88)	$339	$610
Less:
Capital expenditures	(197)	(191)	(181)	(218)	(246)

Free cash flow from operations	$331	$168	$(269)	$121	$364

Pension Plan Contributions

We make both required and discretionary contributions to our defined benefit pension plans. Our policy is to fund our qualified defined benefit pension plans at least to the minimum amounts required under U.S. Government regulations.

Contributions to our qualified defined benefit pension plans are affected by the actual return on plan assets and the plan’s funded status. We made the following required and discretionary contributions to our retirement related plans:

	Year Ended December 31
($ in millions)	2011	2010	2009
Pension plans
Minimum (1)	$0	$0	$0
Discretionary (2)	3	105	201
Other benefit plans	33	33	33

Total contributions	$36	$138	$234

(1)	Qualified pension plans only.
(2)	Includes contributions to supplemental plans of $3 million, $3 million, and $2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

We were not required to make minimum contributions to our qualified pension plans in 2011, 2010, or 2009.

In 2012, we expect to make minimum and discretionary contributions to our qualified pension plans of approximately $153 million and $65 million, respectively, exclusive of any U.S. Government recoveries. We will continue to periodically evaluate whether to make additional discretionary contributions.

Other postretirement benefit payments were $33 million, $33 million, and $33 million in 2011, 2010, and 2009, respectively.

Other Sources and Uses of Capital

Additional Capital—We expect cash generated from operations in combination with our existing credit facilities to be sufficient to service debt, meet contractual obligations and finance capital expenditures for at least the next 12 months.

In 2011, we issued $1,200 million of senior notes (consisting of $600 million of 6.875% senior notes due in 2018 and $600 million of 7.125% senior notes due in 2021). We also entered into the Credit Facility with third-party lenders in an amount of $1,225 million, comprised of a $575 million term loan (due in 2016 with a variable interest rate based on LIBOR plus a spread based on our leverage ratio; the current spread, as of December 31, 2011, was 2.75% and may vary between 2.0% and 3.0%), and a $650 million revolving credit facility (maturing in 2016 with a variable interest rate on drawn borrowings based on LIBOR plus a spread based upon our leverage ratio; the current spread, as of December 31, 2011, was 2.75% and may vary between 2.0% and 3.0%; and with a commitment fee rate on the unutilized balance based on our leverage ratio, which fee rate at our current leverage ratio, as of December 31, 2011, was 0.5% and may vary between 0.35% and 0.5%), of which approximately $121 million of letters of credit was issued but undrawn as of December 31, 2011, and the remaining $529 million of which was unutilized at that time.

Financial Arrangements—In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers’ compensation plans. At December 31, 2011, there were $121 million of standby letters of credit issued but undrawn and $297 million of surety bonds outstanding related to our operations.

Retirement of Debt—Immediately prior to the spin-off on March 30, 2011, and as of December 31, 2010, we had $715 million of promissory notes payable to Northrop Grumman, together with accrued and unpaid interest totaling $248 million and $239 million as of March 30, 2011, and December 31, 2010, respectively. In connection with the spin-off, the intercompany debt and accrued interest thereon in their entirety were contributed to our additional paid-in capital by Northrop Grumman. We made scheduled term loan payments of $22 million in the year ended December 31, 2011, using cash generated from operations.

For a description of our outstanding debt amounts and related restrictive covenants, see Note 13: Debt in Item 8. We were in compliance with all debt-related covenants as of and during the years ended December 31, 2011 and 2010.

Contractual Obligations

In 2011, we issued $1,200 million of senior notes and entered into the Credit Facility with third-party lenders in the amount of $1,225 million. As of December 31, 2011, total outstanding long-term debt was $1,859 million, consisting of these senior notes and the Credit Facility, in addition to $105 million of third party debt that remained outstanding subsequent to the spin-off.

In connection with the spin-off, we entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provides us with certain services to help ensure an orderly transition following the distribution. Under the Transition Services Agreement, Northrop Grumman provides, for up to 12 months following the spin-off, certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services. The original term of the Transition Services Agreement ends on March 31, 2012, although we have the right to and have cancelled certain services as we transition to new third-party providers. The services provided by Northrop Grumman are charged to us at cost, and a limited number of these services may be extended for a period of approximately six months to allow full information systems transition. See Note 20: Related Party Transactions and Former Parent Company Equity in Item 8.

In connection with the spin-off, we entered into a Tax Matters Agreement with Northrop Grumman (the “Tax Matters Agreement”) that governs the respective rights, responsibilities and obligations of Northrop Grumman and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other taxes and related tax returns. We have several liabilities with Northrop Grumman to the IRS for the consolidated U.S. federal income taxes of the Northrop Grumman consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion of this tax liability for which we will bear responsibility, and Northrop Grumman has agreed to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off, together with certain related transactions, is not tax-free. See Note 20: Related Party Transactions and Former Parent Company Equity in Item 8.

We do not expect either the Transition Services Agreement or the Tax Matters Agreement to have a significant impact on our financial condition and results of operations.

The following table presents our contractual obligations as of December 31, 2011, and the related estimated timing of future cash payments:

($ in millions)	Total	2012	2013 - 2014	2015 - 2016	2017 and beyond
Long-term debt	$1,859	$29	$129	$396	$1,305
Interest payments on long-term debt (1)	854	112	219	202	321
Operating leases	124	21	32	23	48
Purchase obligations (2)	2,425	1,409	763	209	44
Other long-term liabilities (3)	587	66	96	67	358

Total contractual obligations	$5,849	$1,637	$1,239	$897	$2,076

(1)	Interest payments include interest on $554 million of variable interest rate debt calculated based on interest rates at December 31, 2011.
(2)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.
(3)	Other long-term liabilities primarily consist of total accrued workers’ compensation reserves, deferred compensation, and other miscellaneous liabilities, of which $201 million is the current portion of workers’ compensation liabilities. It excludes obligations for uncertain tax positions of $9 million, as the timing of the payments, if any, cannot be reasonably estimated.

The above table excludes retirement related contributions. In 2012, we expect to make minimum and discretionary contributions to our qualified pension plans of approximately $153 million and $65 million, respectively, exclusive of any U.S. Government recoveries. We will continue to periodically evaluate whether to make additional discretionary contributions. In 2012, we expect to make $35 million in contributions for our other postretirement plans, exclusive of any

U.S. Government recoveries. Amounts beyond 2012 for retirement related contributions depend on plan provisions, actuarial assumptions, actual plan asset performance, and other factors previously described under pension costs in Critical Accounting Policies, Estimates and Judgments.

Further details regarding long-term debt and operating leases can be found in Note 13: Debt and Note 15: Commitments and Contingencies in Item 8.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no significant off-balance sheet arrangements other than the surety bonds and letters of credit discussed in “Other Sources and Uses of Capital” above and operating leases. For a description of our operating leases, see Note 2: Summary of Significant Accounting Policies and Note 15: Commitments and Contingencies in Item 8.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of the programs discussed in Segment Operating Results of this Annual Report on Form 10-K.

Program Name	Program Description
AREVA Newport News	Participate, as minority owner of a limited liability company formed with AREVA NP, in a joint venture to supply heavy components to the civilian nuclear electrical power sector. The joint venture, AREVA Newport News, LLC, was formed to construct a production facility adjacent to the Newport News shipyard for the manufacture of heavy commercial nuclear power plant components.

Carrier Post Shakedown Availability (“PSA”)	Perform post-delivery work or redelivery to get the ship ready to enter or reenter the fleet. CVN-77 USS George H. W. Bush is the tenth and final Nimitz-class carrier. Her PSA was completed in 2010.

Carrier RCOH	Perform refueling and complex overhaul (“RCOH”) of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. CVN-71 USS Theodore Roosevelt is currently undergoing RCOH, marking the fifth carrier to undergo RCOH in history, and CVN-72 USS Abraham Lincoln advance planning has begun.

CVN-65 USS Enterprise	Maintain and support the world’s first nuclear-powered aircraft carrier, the inactivation of which is expected to start in 2013.

CVN-68 Nimitz-class aircraft carriers	Refuel, maintain and repair the CVN-68 Nimitz-class aircraft carriers, which are the largest warships in the world. Each Nimitz-class carrier is designed for an approximately 50-year service life, with one mid-life refueling. The 10th and final Nimitz-class carrier constructed, CVN-77 USS George H.W. Bush, was commissioned in 2009.

CVN-78 Gerald R. Ford-class aircraft carriers	Design and construction for the Ford-class program, which is the future aircraft carrier replacement program for CVN-65 USS Enterprise and CVN-68 Nimitz-class aircraft carriers. CVN-78 Gerald R. Ford, the first ship of the Ford-class, is currently under construction and is scheduled to be delivered in 2015. CVN-79 John F. Kennedy is under contract for engineering, advance construction, and purchase of long-lead-time components and material. This category also includes the class’ non-recurring engineering. The class brings improved warfighting capability, quality of life improvements for sailors, and reduced acquisition and life cycle costs.

DDG-51 Arleigh Burke-class destroyers	Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy’s primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered the USS Gravely in July 2010 and the USS William P. Lawrence in February 2011. We are currently preparing for the construction of DDG-113 John Finn scheduled for delivery in 2016, and were recently awarded the construction contract for DDG-114 Ralph Johnson scheduled for delivery in 2017.

DDG-1000 Zumwalt-class destroyers	Design and build next-generation multi-mission surface combatants in conjunction with General Dynamics and construct the ships’ integrated composite deckhouses, as well as portions of the ships’ aft peripheral vertical launch systems. Developed under the DD(X) destroyer program, the DDG-1000 Zumwalt-class destroyer is the lead ship of a class tailored for land attack and littoral dominance. In July 2008, the U.S. Navy announced its decision to truncate the DDG-1000 program at three ships and restart the construction of BMD-capable (ballistic missile defense) DDG-51s. We are constructing the composite superstructure of DDG-1000 Zumwalt and DDG-1001 Michael Monsoor and have been awarded a long-lead-time material contract for DDG-1002 (unnamed). In addition, we have submitted a proposal to construct the DDG-1002 (unnamed) composite superstructure.

Inactivation	Defuel and inactivate nuclear-powered aircraft carriers for the U.S. Navy. Inactivation of nuclear-powered aircraft carriers, of which 11 have been constructed to date, is expected to start in 2013 with CVN-65 USS Enterprise.

LHA-6 America-class amphibious assault ships	Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The LHA-6 America-class ships, together with the LHD-1 Wasp-class ships, are the successors to the aging LHA-1 Tarawa-class ships. Three of the original five Tarawa-class ships have been recently decommissioned, and the remainder of the class is scheduled to be decommissioned by 2015. The first LHA replacement (“LHA(R)”) ship, LHA-6 America, was placed under contract with us in June 2007, and is scheduled for delivery in 2013. The LHA-6 America-class ships optimize aviation operations and support capabilities.

LPD-17 San Antonio-class	Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy’s 21st century amphibious assault force, and these ships are a key element of the U.S. Navy’s seabase transformation. We are currently constructing LPD-23 through LPD-26. The LPD-17 class currently includes a total of 11 ships.

NSC-1 Legend-class National Security Cutter	Design and build the U.S. Coast Guard’s National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first three ships, NSC-1 USCGC Bertholf, NSC-2 USCGC Waesche and NSC-3 USCGC Stratton, have been delivered; NSC-4 Hamilton is under construction; and the construction contract for NSC-5 was awarded to Ingalls in September 2011.

Savannah River Nuclear Solutions, LLC	Participate, as a minority member in a joint venture, in the management and operation of U.S. Department of Energy’s (“DoE”) nuclear sites, currently at the Savannah River Site near Aiken, South Carolina, and potentially at other DoE sites. Our joint venture partners include Fluor Corporation and Honeywell International Inc. at the Savannah River Site.

SSBN(X) Ohio-class Submarine Replacement Program	Perform, through an agreement with Electric Boat, as design subcontractor for the SSBN(X) Ohio-class replacement boats. The U.S. Navy has committed to designing a replacement class for the aging SSBN(X) Ohio-class nuclear ballistic missile submarines, which were first introduced into service in 1981. Although the contract is not yet negotiated, we expect to participate in the design effort, and we believe our experience and qualified workforce position us for a potential role in the construction effort. The SSBN(X) Ohio-class includes 14 ballistic missile submarines (“SSBN”) and four cruise missile submarines (“SSGN”). The Ohio-class Submarine Replacement Program currently calls for 12 new ballistic missile submarines over a 15-year period at a cost of approximately $4 billion to $7 billion each. The first SSBN(X) Ohio-class ballistic missile submarine is expected to be retired in 2029, meaning that the first replacement submarine should be in service by that time. The U.S. Navy has initiated the design process for this class of submarine, and we have begun design work as a subcontractor to Electric Boat. At this time, construction is expected to begin in 2019 with the procurement of long-lead-time materials in 2015. The current fiscal environment and uncertainty in defense budgets may delay the start of construction, or result in a reduction in the number, of ships being procured, but we believe the SSBN(X) Ohio-class Submarine Replacement Program may represent a significant future opportunity for us.

SSN-774 Virginia-class fast attack submarines	Construct the newest attack submarines as the principal subcontractor to Electric Boat. The SSN-774 Virginia-class is a post-Cold War design tailored to excel in a wide range of warfighting missions, including anti-submarine and surface ship warfare; special operation forces; strike; intelligence, surveillance, and reconnaissance; carrier and expeditionary strike group support; and mine warfare.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Interest Rates—Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. At December 31, 2011, we had $554 million in floating rate debt outstanding under our Credit Facility’s term loan. Our $650 million revolver remained undrawn as of December 31, 2011. Based on the amounts outstanding under our Credit Facility as of December 31, 2011, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $6 million on an annual basis.

Foreign Currency—We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. At December 31, 2011, the amount of foreign currency forward contracts outstanding was not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Huntington Ingalls Industries, Inc.

Newport News, Virginia

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Ingalls Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the accompanying consolidated financial statements have been derived from the consolidated financial statements and accounting records of the Company’s former parent for periods as of and prior to March 30, 2011. The consolidated financial statements also include expense allocations for certain corporate functions historically provided by the Company’s former parent through March 30, 2011 and do not necessarily reflect the financial position that would have existed or the results of operations and cash flows if the Company had been a separate, stand-alone entity during the periods prior to March 31, 2011. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from the Company’s former parent.

/s/ DELOITTE & TOUCHE LLP

Virginia Beach, Virginia

March 28, 2012

HUNTINGTON INGALLS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
($ in millions, except per share amounts)	2011	2010	2009
Sales and service revenues
Product sales	$5,676	$5,798	$5,046
Service revenues	899	925	1,246

Total sales and service revenues	6,575	6,723	6,292

Cost of sales and service revenues
Cost of product sales	4,794	5,042	4,415
Cost of service revenues	757	770	1,027
General and administrative expenses	624	663	639
Goodwill impairment	290	0	0

Operating income (loss)	110	248	211
Other income (expense)
Interest expense	(104)	(40)	(36)
Other, net	0	(2)	1

Earnings (loss) before income taxes	6	206	176
Federal income taxes	100	71	52

Net earnings (loss)	$(94)	$135	$124

Basic earnings (loss) per share	$(1.93)	$2.77	$2.54
Weighted-average common shares outstanding	48.8	48.8	48.8

Diluted earnings (loss) per share	$(1.93)	$2.77	$2.54
Weighted-average diluted shares outstanding	48.8	48.8	48.8

Net earnings (loss) from above	$(94)	$135	$124
Other comprehensive income (loss)
Change in unamortized benefit plan costs	(544)	11	142
Tax benefit (expense) on change in unamortized benefit plan costs	210	5	(56)

Other comprehensive income (loss), net of tax	(334)	16	86

Comprehensive income (loss)	$(428)	$151	$210

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2011	2010
Assets
Current Assets
Cash and cash equivalents	$915	$0
Accounts receivable, net	711	728
Inventoried costs, net	380	293
Deferred income taxes	232	284
Prepaid expenses and other current assets	30	8

Total current assets	2,268	1,313

Property, Plant, and Equipment
Land and land improvements	305	303
Buildings and leasehold improvements	1,431	1,357
Machinery and other equipment	1,258	1,162
Capitalized software costs	199	185

	3,193	3,007
Accumulated depreciation and amortization	(1,160)	(1,010)

Property, plant, and equipment, net	2,033	1,997

Other Assets
Goodwill	844	1,134
Other purchased intangibles, net of accumulated amortization of $372 in 2011 and $352 in 2010	567	587
Pension plan assets	64	131
Debt issuance costs, net	48	0
Long-term deferred tax asset	128	0
Miscellaneous other assets	49	41

Total other assets	1,700	1,893

Total assets	$6,001	$5,203

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – CONTINUED

	December 31
($ in millions, except share amounts)	2011	2010
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable to former parent	$0	$715
Trade accounts payable	380	274
Current portion of long-term debt	29	0
Current portion of workers’ compensation liabilities	201	197
Accrued interest on notes payable to former parent	0	239
Current portion of postretirement plan liabilities	172	146
Accrued employees’ compensation	221	203
Advance payments and billings in excess of costs incurred	101	107
Provision for contract losses	19	80
Other current liabilities	249	265

Total current liabilities	1,372	2,226

Long-term debt	1,830	105
Other postretirement plan liabilities	581	567
Pension plan liabilities	936	381
Workers’ compensation liabilities	361	351
Deferred tax liabilities	0	99
Other long-term liabilities	49	56

Total liabilities	5,129	3,785

Commitments and Contingencies (Note 15)	—	—
Equity
Common Stock, $.01 par value; 150,000,000 shares authorized; 48,821,563 issued and outstanding as of December 31, 2011; none issued or outstanding as of December 31, 2010	0	0
Additional paid-in capital	1,862	0
Former parent’s equity in unit	0	1,933
Retained earnings (deficit)	(141)	0
Accumulated other comprehensive income (loss)	(849)	(515)

Total stockholders’ equity	872	1,418

Total liabilities and stockholders’ equity	$6,001	$5,203

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2011	2010	2009
Operating Activities
Net earnings (loss)	$(94)	$135	$124
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	164	160	156
Amortization of purchased intangibles	20	23	30
Amortization of debt issuance costs	6	0	0
Stock-based compensation	42	0	0
Impairment of goodwill	290	0	0
Change in
Accounts receivable	17	(190)	(56)
Inventoried costs	(87)	5	(101)
Prepaid expenses and other assets	(30)	2	(1)
Accounts payable and accruals	50	205	(111)
Deferred income taxes	27	(19)	(98)
Retiree benefits	122	33	(28)
Other non-cash transactions, net	1	5	(3)

Net cash provided by (used in) operations	528	359	(88)

Investing Activities
Additions to property, plant, and equipment	(197)	(191)	(181)
Other investing activities, net	0	2	3

Net cash used in investing activities	(197)	(189)	(178)

Financing Activities
Proceeds from issuance of long-term debt	1,775	0	0
Repayment of long-term debt	(22)	0	0
Debt issuance costs	(54)	0	0
Proceeds from issuance of note payable to former parent	0	178	0
Repayment of notes payable to former parent and accrued interest	(954)	(178)	0
Dividend to former parent in connection with spin-off	(1,429)	0	0
Proceeds from exercises of stock options and issuances of common stock	2	0	0
Net transfers from (to) former parent	1,266	(170)	266

Net cash provided by (used in) financing activities	584	(170)	266

Change in cash and cash equivalents	915	0	0
Cash and cash equivalents, beginning of year	0	0	0

Cash and cash equivalents, end of year	$915	$0	$0

Supplemental Cash Flow Disclosure
Cash paid for income taxes	$46	$0	$0
Cash paid for interest	$64	$16	$16

Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$48	$44	$47

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Former Parent’s Equity in Unit	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2009	$1,578				$(617)	$961
Net income (loss)	124					124
Other comprehensive income (loss), net of tax					86	86
Net transfers from (to) former parent	266					266

Balance at December 31, 2009	$1,968	$0	$0	$0	$(531)	$1,437

Net income (loss)	$135					135
Other comprehensive income (loss), net of tax					16	16
Net transfers from (to) former parent	(170)					(170)

Balance at December 31, 2010	$1,933	$0	$0	$0	$(515)	$1,418

Net income (loss)	$47			$(141)		$(94)
Dividend to former parent	(1,429)					(1,429)
Contributed surplus	(1,817)		1,817			0
Net transfers from (to) former parent	1,266					1,266
Common stock issuance						0
Additional paid-in capital			45			45
Other comprehensive income (loss), net of tax					(334)	(334)

Balance at December 31, 2011	$0	$0	$1,862	$(141)	$(849)	$872

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

For more than a century, Huntington Ingalls Industries, Inc. (“HII” or the “Company”) has been designing, building, overhauling and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. HII is organized into two operating segments, Ingalls and Newport News, which also represent its reportable segments. Through its Ingalls segment, HII is the sole supplier and builder of amphibious assault and expeditionary ships to the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the U.S. Navy’s current fleet of DDG-51 Arleigh Burke-class destroyers. Through its Newport News segment, HII is the nation’s sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. HII is one of the nation’s leading full-service providers for the design, engineering, construction, and life cycle support of major surface ship programs for the U.S. Navy. As prime contractor, principal subcontractor, team member or partner, HII participates in many high-priority U.S. defense technology programs. The Company conducts substantially all of its business with the U.S. Government, principally the Department of Defense (“DoD”).

On March 29, 2011, HII entered into a Separation and Distribution Agreement (the “Separation Agreement”) with its former parent company, Northrop Grumman Corporation (“Northrop Grumman”), and Northrop Grumman’s subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman.

Pursuant to the terms of the Separation Agreement, (i) Northrop Grumman completed a corporate reorganization to create a new holding company structure, (ii) HII and Northrop Grumman effected certain transfers of assets and assumed certain liabilities so that each of HII and Northrop Grumman retained both the assets of and liabilities associated with their respective businesses, (iii) subject to certain exceptions, all agreements, arrangements, commitments and undertakings, including all intercompany accounts payable or accounts receivable, including intercompany indebtedness and intercompany work orders between HII and Northrop Grumman, were terminated or otherwise satisfied, effective no later than March 31, 2011 (the “Distribution Date”), (iv) HII and Northrop Grumman agreed to share certain gains and liabilities and (v) on the Distribution Date, Northrop Grumman distributed, on a pro rata basis, all of the issued and outstanding shares of common stock of HII to Northrop Grumman’s stockholders via a pro rata dividend (the “spin-off”). One share of HII common stock was distributed for every six shares of Northrop Grumman common stock held by a holder of Northrop Grumman common stock as of the record date for the distribution, March 30, 2011. The shares of common stock of HII began regular way trading on the New York Stock Exchange on March 31, 2011, under the ticker symbol “HII.”

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

In connection with the spin-off, HII entered into new borrowing arrangements designed to provide the Company with adequate liquidity and to fund a $1,429 million contribution to Northrop Grumman. Specifically, HII issued $1,200 million in senior notes and entered into the HII Credit Facility (“Credit Facility”) with third-party lenders that includes a $650 million revolver and a $575 million term loan. See Note 13: Debt. The spin-off from Northrop Grumman was a transaction under common control; therefore, no change in the historical basis of HII’s assets or liabilities was recorded as part of the spin-off.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The Company’s consolidated financial statements, which include the accounts of HII, its wholly-owned subsidiaries and other entities HII controls, were prepared in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year. The consolidated financial statements have been derived from the consolidated financial statements and accounting records of Northrop Grumman for periods through the date of the spin-off.

Transactions with Former Parent—Through the date of the spin-off, the consolidated statements of operations include expense allocations for certain corporate functions historically provided to HII by Northrop Grumman, including, but not limited to, human resources, employee benefits administration, treasury, risk management, audit, finance, tax, legal, information technology support, procurement, and other shared services. These allocations are reflected in the consolidated statements of operations within the expense categories to which they relate. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on various bases that are further discussed in Note 20: Related Party Transactions and Former Parent Company Equity. Based on management’s estimates of its stand-alone costs for similar corporate functions and services, HII believes that its prior cost allocations from Northrop Grumman are substantially consistent with what such costs would be on a stand-alone basis. However, the estimates are based on management’s judgment regarding its stand-alone company costs and not the actual costs incurred.

Transactions between HII and Northrop Grumman through the date of the spin-off are reflected as effectively settled for cash at the time of the transaction and are included in financing activities in the consolidated statements of cash flows. The net effect of these transactions is reflected in the Former Parent’s Equity in Unit section in the consolidated statements of financial position.

The HII consolidated financial statements may not be indicative of HII’s future performance and for periods prior to the spin-off, do not necessarily reflect what the results of operations, financial position, and cash flows would have been had HII operated as a stand-alone company.

Equity—Former Parent’s Equity in Unit in the consolidated statements of financial position represents Northrop Grumman’s historical investment in its shipbuilding operations, the net effect of cost allocations from and transactions with Northrop Grumman, net cash activity, and HII’s accumulated earnings prior to the spin-off.

After the spin-off, HII had 48,765,841 shares of common stock outstanding. The remaining Former Parent’s Equity in Unit balance, after the separation adjustments were recorded, was transferred to Additional Paid-In Capital. Retained earnings reflected in the consolidated statements of financial position represent net earnings after separation, as all prior earnings were transferred to Additional Paid-In Capital.

Accounting Estimates—The preparation of the Company’s consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

Revenue Recognition—The majority of the Company’s business is derived from long-term contracts for the construction of naval vessels, production of goods, and services provided to the federal government, principally the U.S. Navy. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon direct labor dollars or total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred. Contract sales are calculated based on either the percentage that direct labor costs incurred bear to total estimated direct labor costs at completion or the percentage that total costs incurred bear to total estimated costs at completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress towards completion. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in unbilled accounts receivable or inventoried costs, with any remaining amount reflected in other current liabilities. The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Company’s consolidated financial position or results of operations, and where such changes occur, separate disclosure is made of the nature, underlying conditions, and the amount of the financial impact from the change in estimate. For the years ended December 31 2011, 2010 and 2009, net favorable (unfavorable) cumulative catch-up adjustments increased (decreased) operating income by $54 million, ($79) million and ($81) million, respectively, and diluted earnings per share by $1.10, ($1.63) and ($1.66), respectively. See Note 7: Contract Charges.

General and Administrative Expenses—In accordance with industry practice and regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis, and contract performance factors include this as an element of cost.

General and administrative expenses also include certain other costs that are not allocable to government contracts, primarily consisting of the FAS/CAS Adjustment and the provision for deferred state income taxes. The FAS/CAS Adjustment reflects the difference between pension and postretirement benefits expenses determined in accordance with U.S. Financial Accounting Standards (“FAS”) and pension and postretirement benefit expenses allocated to individual contracts determined in accordance with U.S. Cost Accounting Standards (“CAS”). Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the period.

Research and Development—Company-sponsored research and development activities primarily include independent research and development (“IR&D”) efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to government contracts. Company-sponsored IR&D expenses totaled $24 million, $23 million and $21 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Product Warranty Costs—The Company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time often subject to a specified monetary coverage limit. The Company’s product warranties are provided under government contracts, the costs of which are immaterial and are included in contract costs for purposes of using the percentage-of-completion method of accounting.

Environmental Costs—Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. At December 31, 2011, and 2010, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

Fair Value of Financial Instruments—The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required.

Level 1:	Quoted prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that the Company corroborates with observable market data for substantially the full term of the related assets or liabilities.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets and liabilities.

Except for long-term debt, the carrying amounts of the Company’s other financial instruments are measured at fair value or approximate fair value due to the short-term nature of these instruments.

Asset Retirement Obligations—The Company records all known asset retirement obligations within other current liabilities for which the liability’s fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. The changes in the asset retirement obligation carrying amounts during 2011, 2010 and 2009 were as follows:

($ in millions)	Asset Retirement Obligations
Balance at January 1, 2009	$3
Accretion expense	0
Payment of asset retirement obligation	0

Balance at December 31, 2009	3

Obligation relating to the future retirement of a facility	17
Accretion expense	0
Payment of asset retirement obligation	0

Balance at December 31, 2010	20

Obligation relating to the future retirement of a facility	5
Accretion expense	0
Payment of asset retirement obligation	0

Balance at December 31, 2011	$25

The Company also has known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2011 and 2010, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of the relevant facilities may be required when the Company ceases to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

Income Taxes—Income tax expense and other income tax related information contained in the financial statements for periods before the spin-off are presented as if the Company filed its own tax returns on a stand-alone basis, while similar information for periods after the spin-off reflect the Company’s positions to be filed in its own tax returns in the future. Income tax expense and other related information are based on the prevailing statutory rates for U.S. federal income taxes and the composite state income tax rate for the Company for each period presented. State and local income and franchise tax provisions are allocable to contracts in process and, accordingly, are included in general and administrative expenses.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Determinations of the expected realizability of deferred tax assets and the need for any valuation allowances against these deferred tax assets were evaluated based upon the stand-alone tax attributes of the Company, and an $18 million valuation allowance was deemed necessary as of December 31, 2011. No valuation allowance was deemed necessary as of December 31, 2010.

Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. We recognize the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense. We also recognize accrued interest related to uncertain tax positions in income tax expense. The timing and amount of accrued interest is determined by the applicable tax law associated with an underpayment of income taxes. See Note 12: Income Taxes. Under existing GAAP, changes in accruals associated with uncertainties are recorded in earnings in the period they are determined.

The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. Penalties, if probable and reasonably estimable, are also recognized as a component of income tax expense.

Cash and Cash Equivalents—The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these items.

Accounts Receivable—Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract change amounts, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

Inventoried Costs—Inventoried costs primarily relate to work in process under contracts that recognize revenues using labor dollars as the basis of the percentage-of-completion calculation. These costs represent accumulated contract costs less cost of sales, as calculated using the percentage-of-completion method. Accumulated contract costs include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable general and administrative expenses. According to the provisions of the Company’s U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Inventoried costs also include company owned raw materials, which are stated at the lower of cost or market, generally using the average cost method.

Property, Plant, and Equipment—Depreciable properties owned by the Company are recorded at cost and depreciated over the estimated useful lives of individual assets. Costs incurred for computer software developed or obtained for internal use are capitalized and amortized over the expected useful life of the software, not to exceed nine years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

The remaining assets are depreciated using the straight-line method, with the following lives:

Years
Land improvements	12 - 45
Buildings and improvements	15 - 50
Capitalized software costs	3 - 9
Machinery and other equipment	3 - 45

The Company evaluates the recoverability of its property, plant and equipment when there are changes in economic circumstances or business objectives that indicate the carrying value may not be recoverable. The Company’s evaluations include estimated future cash flows, profitability and other factors in determining fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges.

Leases—The Company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The Company conducts operations primarily under operating leases.

Many of the Company’s real property lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the Company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records minimum rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the Company uses the date of initial possession as the commencement date, which is generally the date on which the Company is given the right of access to the space and begins to make improvements in preparation for the intended use.

Goodwill and Other Purchased Intangible Assets—The Company performs impairment tests for goodwill as of November 30 of each year, or when evidence of potential impairment exists, by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than the carrying value, a second step is performed to determine if goodwill is impaired by comparing the estimated fair value of goodwill to its carrying value. Purchased intangible assets are amortized on a straight-line basis over their estimated useful lives and the carrying value of these assets is reviewed for impairment when events indicate that a potential impairment may have occurred.

Equity Method Investments—Investments where the Company has the ability to exercise significant influence over the investee but do not own a majority interest or otherwise control are accounted for under the equity method of accounting and are included in other assets in its consolidated statements of financial position. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is included in its consolidated statements of operations in income. The Company evaluates its equity investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amounts of such investments may not be fully recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Self-Insured Group Medical Insurance—The Company maintains a self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage for employees and their dependents. The Company estimates expenses and the required liability for such claims utilizing actuarial methods based on various assumptions, which include, but are not limited to, HII’s historical loss experience and projected loss development factors. Related self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported.

Self-Insured Workers’ Compensation Plan—The operations of the Company are subject to the federal and state workers’ compensation laws. The Company maintains self-insured workers’ compensation plans, in addition to participating in federally administered second injury workers’ compensation funds. The Company estimates the required liability of such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company’s historical loss experience and projected loss development factors as compiled in an annual actuarial study. Related self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company’s workers’ compensation liability was discounted at 3.05% and 3.31% as of December 31, 2011, and 2010, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers’ compensation benefit obligations on an undiscounted basis were $739 million and $726 million as of December 31, 2011 and 2010, respectively.

Litigation, Commitments, and Contingencies—Amounts associated with litigation, commitments, and contingencies are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Restructuring—The Company has recorded accruals in conjunction with its restructuring activities. These accruals include estimates primarily related to facility consolidations and closures, asset retirement obligations, long-lived asset write-downs, employment reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring related accruals are reviewed and changes to restructuring expenses are appropriately recognized when identified.

Deferred Contract Costs—Pension and other postretirement benefit costs are allocated to the Company’s contracts as allowed costs based upon CAS. The CAS requirements for these retirement related benefit costs differ from FAS. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, the Company has not estimated the incremental FAS income or expense recoverable under its expected future contract activity and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2011, 2010 or 2009.

Retirement Related Benefit Costs—The Company’s retirement related benefit plans are accounted for on the accrual basis. The measurements of obligations, costs, and plan assets require significant judgment. The costs of benefits provided by defined benefit pension plans are recorded in the period employees provide service. The costs of benefits provided by other postretirement benefit plans are recorded in the period employees attain full eligibility. The discount rate assumption is defined under GAAP as the rate at which the plan’s obligation could be effectively settled. The discount rate is established for each of the retirement related benefit plans at its respective measurement date.

The expected return on plan asset component of retirement related costs is based on the fair value of plan assets at the beginning of the year. The costs of plan amendments that provide benefits already earned by plan participants (prior service costs and credits) are deferred in accumulated other comprehensive income and amortized over the expected period the employees provide service, which is approximately 10 years. Actuarial gains and losses arising from differences from actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized to the extent it exceeds 10% of the greater of the plan’s benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants, which is approximately 10 years.

The Company recognizes the funded status of each retirement related benefit plan as an asset or liability in its consolidated statements of financial position. The funded status represents the difference between the plan’s benefit obligation and the fair value of the plan’s assets. Unrecognized deferred amounts such as demographic or asset gains or losses and the impacts of plan amendments are included in accumulated other comprehensive income and amortized as previously described.

Stock Compensation—Stock-based compensation value is determined based on the closing market price of the Company’s common stock on grant date and the expense is recognized over the vesting period. At each reporting date, the number of shares is adjusted to equal the number ultimately expected to vest.

Prior to the spin-off, HII’s current and former employees participated in certain of Northrop Grumman’s stock-based award plans (the “Northrop Grumman Plan”). As of the date of the spin-off, the shares, options, and rights under the Northrop Grumman Plan were converted to HII shares, options, and rights.

Accumulated Comprehensive Income (Loss)—Accumulated comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders’ equity but are excluded from net income (loss). As of December 31, 2011 and 2010, the Company’s accumulated other comprehensive income (loss) is comprised of unamortized benefit plan costs of $849 million (net of tax benefit of $553 million) and $515 million (net of tax benefit of $343 million), respectively.

3.	ACCOUNTING STANDARDS UPDATES

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3, which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. The Company adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of January 1, 2010, and there was no material impact on its consolidated financial statements. Additionally, the Company adopted the guidance regarding level 3 activity on January 1, 2011, and there was no material impact on its consolidated financial statements.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance modifies the measurement of fair value, clarifies verbiage, and changes disclosure or other requirements in U.S. GAAP and IFRS. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and does not expect the adoption to have a material impact on its consolidated financial statements.

In September 2011, the FASB revised the existing guidance on goodwill impairment testing. The updated standard reduces complexity and costs by allowing the Company the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If so, a company must perform a more detailed two-step goodwill impairment test, which is used to identify potential goodwill impairment and to measure the amount of goodwill loss to be recognized, if any. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The impact of the accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

4.	AVONDALE WIND DOWN

In July 2010, plans were announced to consolidate the Company’s Ingalls operations by winding down and subsequently closing the Avondale, Louisiana facility in 2013 after completing LPD-class ships currently under construction at this facility. The Company intends to build future LPD-class ships in a single production line at the Company’s Pascagoula, Mississippi facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity.

HII expects to incur higher costs to complete ships currently under construction in Avondale due to anticipated reductions in productivity. As a result, in the second quarter of 2010, the Company increased the estimates to complete LPD-23 and LPD-25 by approximately $210 million. The Company recognized a $113 million pre-tax charge to operating income for these contracts in the second quarter of 2010. HII is exploring alternative uses of the Avondale facility, including alternative opportunities for the workforce.

In connection with and as a result of the decision to wind down shipbuilding operations at the Avondale, Louisiana facility, the Company began incurring and paying related employee severance and incentive compensation liabilities and expenditures, asset retirement obligation liabilities that became reasonably estimable, and amounts owed for not meeting certain requirements under its cooperative endeavor agreement with the State of Louisiana. The Company anticipates that it will incur substantial other restructuring and facilities shutdown related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. These costs are expected to be allowable expenses under government accounting standards and thus should be recoverable in future years’ overhead costs. These future costs could approximate $271 million, based on management’s current estimate. Such costs should be recoverable under existing flexibly priced contracts or future negotiated contracts in accordance with Federal Acquisition Regulation (“FAR”) provisions relating to the treatment of restructuring and shutdown related costs. The Company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts, and this submission is subject to review and acceptance by the U.S. Navy. The Defense Contract Audit Agency (“DCAA”), a DoD agency, prepared an initial audit report on the Company’s cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. Accordingly, the DCAA did not accept the proposal as submitted. The Company has submitted a revised proposal to address the concerns of the DCAA and to reflect a revised estimated total cost of $271 million. Should the Company’s revised proposal be challenged by the U.S. Navy, the Company would likely pursue prescribed dispute resolution alternatives to resolve the challenge. That process, however, would create uncertainty as to the timing and eventual allowability of the costs related to the wind down of the Avondale facility.

Ultimately, the Company anticipates these discussions with the U.S. Navy will result in an agreement that is substantially in accordance with management’s cost recovery expectations. Accordingly, HII has treated these costs as allowable costs in determining the earnings performance on its contracts in process. The actual restructuring expenses related to the wind down may be greater than the Company’s current estimate, and any inability to recover such costs could result in a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company also evaluated the effect that the wind down of the Avondale facilities might have on the benefit plans in which HII employees participate. HII determined that the potential impact of a curtailment in these plans was not material to its consolidated financial position, results of operations or cash flows.

The table below summarizes the Company’s liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of December 31, 2011 and 2010, these costs are comprised primarily of employee severance and retention and incentive bonuses. These amounts were capitalized in inventoried costs, and will be recognized as expenses in cost of product sales beginning in 2014.

($ in millions)	Employee Compensation	Other Accruals	Total

Balance at January 1, 2010	$0	$0	$0

Accrual established	27	39	66
Payments	0	0	0
Adjustments	0	0	0

Balance at December 31, 2010	$27	$39	$66

Accrual established	0	0	0
Payments	(24)	(36)	(60)
Adjustments	47	(3)	44

Balance at December 31, 2011	$50	$0	$50

5.	EARNINGS PER SHARE

On March 30, 2011, the record date of the stock distribution associated with the spin-off, approximately 48.8 million shares of $0.01 par value HII common stock were distributed to Northrop Grumman stockholders. This share amount was utilized for the calculation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2011, and all prior periods, as no common stock of the Company existed prior to March 30, 2011, and the impact of dilutive securities in the three month period ended March 31, 2011, was not meaningful.

The calculation of basic and diluted earnings (loss) per common share was as follows:

	Year Ended December 31
($ in millions, except per share amounts)	2011	2010	2009
Net earnings (loss) from operations	$(94)	$135	$124

Weighted average common shares outstanding	48.8	48.8	48.8

Net effect of dilutive stock options	0	0	0
Net effect of dilutive restricted stock rights	0	0	0
Net effect of dilutive restricted performance stock rights	0	0	0

Dilutive weighted average common shares outstanding	48.8	48.8	48.8

Earnings (loss) per share—basic	$(1.93)	$2.77	$2.54

Earnings (loss) per share—diluted	$(1.93)	$2.77	$2.54

The 2011 diluted share amounts presented above exclude the effects of 3.6 million stock-based compensation shares, which would have been anti-dilutive for 2011. Of these shares, 1.6 million shares relate to stock options, 0.7 million shares relate to restricted stock rights (“RSRs”), and 1.3 million shares relate to restricted performance stock rights (“RPSRs”).

6.	SEGMENT INFORMATION

At December 31, 2011, the Company was organized into two reportable segments: Ingalls and Newport News.

U.S. Government Sales—Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derives substantially all of its revenues from the U.S. Government.

Assets—Substantially all of the Company’s assets are located or maintained in the United States.

Results of Operations by Segment

	Year Ended December 31
($ in millions)	2011	2010	2009
Sales and Service Revenues
Ingalls	$2,885	$3,027	$2,865
Newport News	3,766	3,775	3,534
Intersegment eliminations	(76)	(79)	(107)

Total sales and service revenues	6,575	6,723	6,292
Operating Income (Loss)
Ingalls	(220)	(61)	(29)
Newport News	342	355	313

Total segment operating income (loss)	122	294	284
Non-segment factors affecting operating income (loss)
FAS/CAS adjustment	(13)	(49)	(88)
Deferred state income taxes	1	3	15

Total operating income (loss)	$110	$248	$211

Sales transactions between segments are generally recorded at cost.

Goodwill Impairment Charge—The operating loss at Ingalls for the year ended December 31, 2011, reflects a goodwill impairment charge of $290 million.

FAS/CAS Adjustment—The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with CAS.

Other Financial Information

The following tables present, by segment, the Company’s assets, capital expenditures, and depreciation and amortization.

	December 31
($ in millions)	2011	2010
Assets
Ingalls	$1,754	$2,044
Newport News	2,805	2,744
Corporate	1,442	415

Total assets	$6,001	$5,203

	Year Ended December 31
($ in millions)	2011	2010	2009
Capital Expenditures
Ingalls	$61	$52	$102
Newport News	133	139	79
Corporate	3	0	0

Total capital expenditures	$197	$191	$181

	Year Ended December 31
($ in millions)	2011	2010	2009
Depreciation and Amortization
Ingalls	$92	$96	$101
Newport News	92	87	85
Corporate	0	0	0

Total depreciation and amortization	$184	$183	$186

7.	CONTRACT CHARGES

Earnings Charge Relating to LPD-22 through LPD-25 Contract Performance—The LPD-22 through LPD-25 contract is a four-ship fixed-price incentive contract for the construction of amphibious landing platform ships that are a follow-on of the LPD-17 San Antonio-class program. Operating performance factors have adversely impacted the program’s construction, resulting in unfavorable cost growth that led to pre-tax charges totaling $171 million in 2009. In 2010, the Company recorded net performance adjustments of $132 million, primarily for additional cost growth on the LPD-22 through LPD-25 contract, including the effect of a $113 million charge for the cumulative effect of $210 million of increased estimated ship construction costs expected to result from the Company’s decision to wind down its shipbuilding operations at the Avondale facility in 2013. Note 4: Avondale Wind Down provides additional information related to the consolidation of Ingalls operations. In 2011, the Company recorded net performance related charges of $49 million on the LPD-22 through LPD-25 contract.

Earnings Charge Relating to LHD-8 Contract Performance—LHD-8 USS Makin Island is an amphibious assault ship that was delivered in the second quarter of 2009. LHD-8 features significant enhancements compared with earlier ships of the class, including a gas turbine engine propulsion system, a new electrical generation and distribution system, and a centralized machinery control system administered over a fiber optic network. LHD-8 was constructed under a fixed-price incentive contract. Lack of progress in LHD-8 on-board testing preparatory to sea trials prompted the Company to undertake a comprehensive review of the program, including a detailed physical audit of the ship, resulting in a pre-tax charge of $272 million in the first quarter of 2008 for anticipated cost growth related to the identified need for substantial re-work on the ship. In addition to the LHD-8 charge, an additional $54 million of charges were recognized in the first quarter of 2008, primarily for schedule impacts on other ships and impairment of purchased intangibles at the Ingalls shipyards. Subsequent to recognizing the LHD-8 charge, the Company delivered the ship at costs that were lower than the amounts previously anticipated, primarily due to efficiencies from improved operating practices, mitigation of performance risk and increased recovery of cost escalation adjustments. As a result, $63 million of the loss provision was reversed in 2008, and an additional $54 million was reversed in 2009 upon delivery of the ship. In 2010, the Company determined that costs to complete post-delivery work on LHD-8 exceeded original estimates, resulting in a $30 million loss charge.

8.	ACCOUNTS RECEIVABLE, NET

Unbilled amounts represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Accounts receivable at December 31, 2011, are expected to be collected in 2012, except for approximately $55 million due in 2013 and $33 million due in 2014 and later.

Because the Company’s accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were composed of the following:

	December 31
($ in millions)	2011	2010
Due From U.S. Government
Amounts billed	$119	$194
Recoverable costs and accrued profit on progress completed—unbilled	557	524

	676	718

Due From Other Customers
Amounts billed	16	9
Recoverable costs and accrued profit on progress completed—unbilled	22	4

	38	13

Total accounts receivable	714	731
Allowances for doubtful accounts	(3)	(3)

Total accounts receivable, net	$711	$728

9.	INVENTORIED COSTS, NET

Inventoried costs were composed of the following:

	December 31
($ in millions)	2011	2010
Production costs of contracts in process	$402	$681
General and administrative expenses	15	7

	417	688
Progress payments received	(118)	(481)

	299	207
Raw materials inventory	81	86

Total inventoried costs, net	$380	$293

10.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year, or when evidence of potential impairment exists. Goodwill is tested for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value.

In light of the adverse equity market conditions that began in the second quarter of 2011 and the resultant decline in industry market multiples and its market capitalization, the Company performed an interim goodwill impairment analysis as of September 30, 2011. The analysis resulted in a $290 million non-cash goodwill impairment charge recorded in the Company’s Ingalls segment in 2011. Due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit, the Company initially recorded a preliminary goodwill impairment charge of $300 million in the third quarter of 2011, which represented its best estimate of the impairment amount at the time of the filing of the Company’s third quarter report. The goodwill impairment charge was later adjusted to $290 million in the fourth quarter of 2011, based on the final impairment analysis. The goodwill at these businesses has no tax basis, and, accordingly, there was no tax benefit associated with recording the impairment charge. No goodwill impairment was recognized at the Newport News segment, as the Company’s analysis indicated its fair value was in excess of its carrying value as of September 30, 2011.

The Company performed its annual goodwill impairment testing as of November 30, 2011, and determined that no further impairment was necessary, as the testing indicated the fair value of each reporting unit exceeded its corresponding carrying value. Accumulated goodwill impairment losses at December 31, 2011 and 2010, were $2,780 million and $2,490 million, respectively. The accumulated goodwill impairment losses at December 31, 2011 and 2010, for Ingalls were $1,568 million and $1,278 million, respectively. The accumulated goodwill impairment losses at both December 31, 2011 and 2010, for Newport News were $1,212 million.

Prior to completing the second step related to the goodwill impairment charge in 2011, HII tested its purchased intangible assets and other long-lived assets for impairment, and the carrying values of these assets were determined not to be impaired.

The changes in the carrying amounts of goodwill during 2011 and 2010 were as follows:

($ in millions)	Ingalls	Newport News	Total
Balance as of December 31, 2009	$488	$646	$1,134

Balance as of December 31, 2010	488	646	1,134
Goodwill impairment	(290)	0	(290)

Balance as of December 31, 2011	$198	$646	$844

Purchased Intangible Assets

The following table summarizes the Company’s aggregate purchased intangible assets, all of which are contract or program related intangible assets:

	December 31
($ in millions)	2011	2010
Gross carrying amount	$939	$939
Accumulated amortization	(372)	(352)

Net carrying amount	$567	$587

The Company’s purchased intangible assets other than goodwill are subject to amortization on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Amortization expense for the years ended December 31, 2011, 2010 and 2009, was $20 million, $23 million and $30 million, respectively.

Expected amortization for purchased intangibles subsequent to December 31, 2011, is approximately $20 million annually for the next five years.

11.	BUSINESS ARRANGEMENTS

HII periodically enters into business arrangements with non-affiliated entities. These arrangements generally consist of business ventures designed to deliver collective capabilities that would not have been available to the venture’s participants individually and provide a single point of contact during contract performance to the entity’s principal customer. In some arrangements, each equity participant receives a subcontract from the business venture for a pre-determined scope of work. In other cases, the arrangements rely primarily on the assignment of key personnel to the venture from each equity participant rather than subcontracts for a specific work scope. Based on the terms of these arrangements and the relevant GAAP related to consolidation accounting for such entities, the Company does not consolidate the financial position, results of operations and cash flows of these entities into its consolidated financial statements, but accounts for them under the equity method. HII has recorded operating income related to earnings from equity method investees of $20 million, $19 million and $10 million in its results of operations within the cost of service revenues for the years ended December 31, 2011, 2010, and 2009, respectively. To the extent HII acts as a subcontractor in these arrangements, HII’s subcontract activities are recorded in the same manner as sales to non-affiliated entities.

In May 2007, the Company signed a joint venture agreement with Fluor Federal Services, Inc. and Honeywell International Inc. for a nominal initial investment, whereby Savannah River Nuclear Solutions, LLC (“SRNS”) was formed to manage and operate the Savannah River Site for the Department of Energy and the National Nuclear Security Administration. As of December 31, 2011, and 2010, the Company’s ownership interest was approximately 34%, with carrying amounts of $6 million and $5 million, respectively. The investment in SRNS is being accounted for using the equity method and the total investment is classified as miscellaneous other assets in the Company’s consolidated statements of financial position. During the years ended December 31, 2011, 2010 and 2009, the Company received cash dividends from SRNS in the amounts of $20 million, $20 million, and $8 million, respectively, which were recorded as reductions in the Company’s investment in SRNS.

The following tables present summarized financial information for the Company’s equity method investments:

Assets and Liabilities

	December 31
($ in millions)	2011	2010
Current assets	$34	$25
Other assets	0	34
Current liabilities	12	9
Long-term liabilities	8	4

Results of Operations

	Year Ended December 31
($ in millions)	2011	2010	2009
Sales and services revenues	$1,474	$1,547	$1,303
Operating income	23	59	34
Net earnings	23	59	34

12.	INCOME TAXES

The Company’s earnings are entirely domestic and its effective tax rate on earnings from operations, excluding the 2011 goodwill impairment for the year ended December 31, 2011, was 33.8% as compared with 34.5% and 29.5% in 2010 and 2009, respectively. The goodwill impairment charge of $290 million at Ingalls was non-cash and is non-deductible for income tax purposes. In 2011, the Company’s effective tax rate differed from the statutory federal rate as a result of the domestic manufacturing deduction, a research and development credit, other nondeductible expenditures and non-cash tax adjustments governed by the Tax Matters Agreement discussed below.

In 2010, the Company’s effective tax rate reflects the unfavorable impact of the elimination of certain Medicare Part D tax benefits with the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, a decrease in the manufacturer’s deduction and the expiration of wage credit benefits, partially offset by the favorable impact of a settlement of the IRS examination of Northrop Grumman’s tax returns for the years 2004 through 2006. The Company’s effective tax rates also reflect tax credits and manufacturing deductions for all periods presented.

For current state income tax purposes, the stand-alone tax amounts have been computed as if they were allowable costs under the terms of the Company’s existing contracts in the applicable period and, accordingly, are included in general and administrative expenses.

In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman that governs the respective rights, responsibilities and obligations of Northrop Grumman and the Company with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other taxes and related tax returns. The Company is severally liable with Northrop Grumman for its income taxes for periods before the spin-off. HII is obligated to indemnify Northrop Grumman for tax adjustments that increase the Company’s taxable income for periods before the spin-off and are of a nature that could result in a correlative reduction in HII’s taxable income for periods after the spin-off. Northrop Grumman is obligated to indemnify HII for tax adjustments that decrease the Company’s taxable income for periods before the spin-off and are of a nature that could result in a correlative increase in HII’s taxable income for periods after the spin-off. These payment obligations will only apply once the aggregate tax liability related to tax adjustments exceeds $5 million. Once the aggregate amount is exceeded, only the amount in excess of $5 million is ultimately required to be paid. In 2011, HII incurred non-cash federal and state tax adjustments for items governed by the Tax Matters Agreement. The federal tax benefit adjustment is reported as a component of the 2011 tax expense whereas the state tax benefit adjustment is treated as an allowable cost under the terms of the Company’s existing contracts in the applicable period and, accordingly, is included in general and administrative expenses. See Note 20: Related Party Transactions and Former Parent Company Equity.

Federal income tax expense for the years ended December 31, 2011, 2010, and 2009, consisted of the following:

	Year Ended December 31
($ in millions)	2011	2010	2009
Income Taxes on Operations
Federal income taxes currently payable	$72	$89	$135
Change in deferred federal income taxes	28	(18)	(83)

Total federal income taxes	$100	$71	$52

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2011	2010	2009
Income tax expense (benefit) on operations at statutory rate	$2	$72	$61
Goodwill impairment	101	0	0
Manufacturing deduction	(3)	(1)	(6)
Research tax credit	(4)	(3)	(1)
Medicare Part D law change	0	7	0
Wage credit	(1)	0	(2)
IRS settlement	0	(8)	0
Tax Matters Agreement adjustment	(3)	0	0
Other, Net	8	4	0

Total federal income taxes	$100	$71	$52

The Company recognized a non-cash goodwill impairment charge of approximately $290 million during 2011. None of this impairment is deductible for income tax purposes. Therefore, the impairment significantly affects the effective income tax rate for 2011.

Unrecognized Tax Benefits—Unrecognized tax benefits represent the gross value of the Company’s uncertain tax positions that have not been reflected in the consolidated statements of operations. If the income tax benefits from federal tax positions are ultimately realized, such realization would affect the Company’s effective tax rate whereas the realization of state tax benefits would be recorded in general and administrative expenses. The changes in unrecognized tax benefits (exclusive of interest and penalties) during 2011, 2010 and 2009 are summarized in the table below:

	December 31
($ in millions)	2011	2010	2009
Unrecognized tax benefits at beginning of the year	$14	$21	$19

Additions based on tax positions related to the current year	2	0	1
Additions for tax positions of prior years	0	1	1
Settlements	0	(8)	0
Spin-off	(10)	0	0

Net change in unrecognized tax benefits	(8)	(7)	2

Unrecognized tax benefits at end of the year	$6	$14	$21

As of December 31, 2011, the estimated value of the Company’s uncertain tax positions, which are more likely than not to be sustained on examination, was a liability of $9 million, including accrued interest of $2 million and penalties of $1 million. Assuming sustainment of these positions, the reversal of $2 million of the amounts accrued would favorably affect the Company’s effective federal income tax rate in future periods.

During 2011, the Company recorded a reduction of $10 million to its liability for uncertain tax positions relating to tax periods prior to the spin-off for which Northrop Grumman is the primary obligor.

During 2010, Northrop Grumman reached final settlement with the IRS and the U. S. Congressional Joint Committee on Taxation on the IRS examination of Northrop Grumman’s tax returns for the years 2004 through 2006. As a result of this settlement, the Company recognized tax benefits of $8 million as a reduction to the provision for income taxes. In connection with the settlement, the Company also recorded a reduction of $10 million to its liability for uncertain tax positions, including previously accrued interest, of $2 million.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States	2007 - 2011
Louisiana	2004 - 2011
Mississippi	2006 - 2011
Virginia	2006 - 2011

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes it is reasonably possible that during the next 12 months the Company’s liability for uncertain tax positions may decrease by approximately $4 million.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The IRS is currently conducting an examination of Northrop Grumman’s consolidated tax returns, of which HII was part, for the years 2007 through 2009. Open tax years related to state jurisdictions remain subject to examination. As of March 31, 2011, the date of the spin-off, the Company’s liability for uncertain tax positions was approximately $4 million, net of federal benefit, which related solely to state income tax positions. Under the terms of the Separation Agreement, Northrop Grumman is obligated to reimburse HII for any settlement liabilities paid by HII to any government authority for tax periods prior to the spin-off, which include state income taxes. Accordingly, the Company has recorded a reimbursement receivable of approximately $4 million, net of federal benefit, in other assets related to uncertain tax positions for state income taxes as of the date of the spin-off.

Deferred Income Taxes—Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such amounts are classified in the consolidated statements of financial position as current or noncurrent assets or liabilities based upon the classification of the related assets and liabilities.

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred federal and state tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
($ in millions)	2011	2010
Deferred Tax Assets
Retirement benefits	$587	$404
Workers’ compensation	219	226
Contract accounting differences	31	72
Provisions for accrued liabilities	63	66
Stock-based compensation	15	24
Other	29	4

Gross deferred tax assets	944	796
Less valuation allowance	18	0

Net deferred tax assets	926	796

Deferred Tax Liabilities
Depreciation and amortization	347	372
Purchased intangibles	219	239

Gross deferred tax liabilities	566	611

Total net deferred tax assets	$360	$185

At December 31, 2011, the Company had net operating loss carry-forwards for state income taxes of approximately $87 million, which expire between 2017 and 2023.

At December 31, 2011, the Company had gross state income tax credit carry-forwards of approximately $27 million, which expire between 2012 and 2015. A deferred tax asset of approximately $18 million (net of federal benefit) has been established related to these state income tax credit carry-forwards with a valuation allowance of $18 million against such deferred tax asset at December 31, 2011.

Net deferred tax assets (liabilities) as presented in the consolidated statements of financial position are as follows:

	December 31
($ in millions)	2011	2010
Net current deferred tax assets	$232	$284
Net non-current deferred tax assets	128	0
Net non-current deferred tax liabilities	0	(99)

Total net deferred tax assets	$360	$185

13.	DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2011	2010
Term loan due March 30, 2016	$554	$0
Senior notes due March 15, 2018, 6.875%	600	0
Senior notes due March 15, 2021, 7.125%	600	0
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21

Total long-term debt	1,859	105
Less current portion	29	0

Long-term debt, net of current portion	$1,830	$105

Credit Facility—In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The revolving credit facility has a variable interest rate on drawn borrowings based on the London Interbank Offered Rate (“LIBOR”) plus a spread based upon the Company’s leverage ratio and a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The current spread, as of December 31, 2011, was 2.75% and may vary between 2.0% and 3.0%. The current fee rate, as of December 31, 2011, was 0.5% and may vary between 0.35% and 0.5%. As of December 31, 2011, approximately $121 million of letters of credit were issued but undrawn, and the remaining $529 million was unutilized.

The term loan facility is subject to amortization in three-month intervals from the funding date, expected to be in an aggregate amount equal to 5% during each of the first year and the second year, 10% during the third year, 15% during the fourth year, and 65% during the fifth year, of which 5% is payable on each of the first three quarterly payment dates during such year, and the balance is payable on the term maturity date. The term loan facility bears interest at a rate equal to LIBOR, plus a spread based upon the Company’s leverage ratio (or the base rate plus 1.5%). The current spread, as of December 31, 2011, was 2.75% and may vary between 2.0% and 3.0%.

The Credit Facility contains customary affirmative covenants, including, but not limited to, those related to the maintenance of corporate existence, compliance with applicable laws, payment of taxes, and ownership of property; and customary negative covenants, including, but not limited to, limitations on mergers, consolidations, liquidations and dissolutions and prepayments and modifications of subordinated debt and unsecured bonds. Additionally, the Credit Facility contains certain financial covenants, which include a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants in 2011.

Each of the Company’s existing and future domestic wholly-owned subsidiaries, except for those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

Senior Notes—In connection with the spin-off, the Company issued $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021, in a private offering, at par, under an indenture dated March 11, 2011, between HII and The Bank of New York Mellon, as trustee. Pursuant to the terms of the registration rights agreement entered into in connection with the issuance of these senior notes, the Company completed on February 3, 2012, an exchange of $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021, that are registered under the Securities Act of 1933, as amended, for all of the then outstanding unregistered senior notes.

The terms of the Credit Facility and senior notes limit the Company’s ability and the ability of certain of HII’s subsidiaries to: incur additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into transactions with stockholders or affiliates and effect a consolidation or merger. As of December 31, 2011, the Company was limited to $40 million for dividend and stock buy-back programs. This limitation increased to $80 million as of January 1, 2012.

Performance of the Company’s obligations under the senior notes, including any repurchase obligations resulting from a change of control, is unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII’s existing and future domestic restricted subsidiaries that guarantees debt under the Credit Facility (the “Subsidiary Guarantors”). The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII. There are no significant restrictions on the ability of HII or any Subsidiary Guarantor to obtain funds from their respective subsidiaries by dividend or loan.

Mississippi Economic Development Revenue Bonds—As of December 31, 2011 and 2010, the Company had $83.7 million outstanding from the issuance of Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the Company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds—As of December 31, 2011 and 2010, the Company had $21.6 million outstanding from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (“GO Zone IRBs”) issued by the Mississippi Business Finance Corporation. The GO Zone IRBs were initially issued in a principal amount of $200 million, and in November 2010, in connection with the anticipated spin-off, HII purchased $178 million of the bonds using the proceeds from a $178 million intercompany loan from Northrop Grumman. See Note 20: Related Party Transactions and Former Parent Company Equity. The remaining bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the Company’s interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The estimated fair value of the Company’s total long-term debt, including current portions, at December 31, 2011 and 2010, was $1,864 million and $128 million, respectively. The fair value of the total long-term debt was calculated based on recent trades for most of the Company’s debt instruments or based on interest rates prevailing on debt with substantially similar risks, terms and maturities.

The aggregate amounts of principal payments due on long-term debt for each of the next five years and thereafter are:

($ in millions)
2012	$29
2013	50
2014	79
2015	108
2016	288
Thereafter	1,305

Total long-term debt	$1,859

14.	INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to FASB Accounting Standard Codification 450 Contingencies, the Company has accrued for losses associated with investigations, claims and litigation when, and to the extent that, loss amounts related to the investigations, claims and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims and litigation may be higher or lower than the amounts accrued. For matters where a material loss is probable or reasonably possible and the amount of loss cannot be reasonably estimated, but the Company is able to reasonably estimate a range of possible losses, such estimated range is required to be disclosed in these notes. This estimated range would be based on information currently available to the Company and would involve elements of judgment and significant uncertainties. This estimated range of possible loss would not represent the Company’s maximum possible loss exposure. For matters as to which the Company is not able to reasonably estimate a possible loss or range of loss, the Company is required to indicate the reasons why it is unable to estimate the possible loss or range of loss. For matters not specifically described in these notes, the Company does not believe, based on information currently available to it, that it is reasonably possible that the liabilities, if any, arising from such investigations, claims and litigation will have a material effect on its consolidated financial position, results of operations or cash flows. The Company has, in certain cases, provided disclosure regarding certain matters for which the Company believes at this time that the likelihood of material loss is remote.

False Claims Act Complaint—On January 31, 2011, the U. S. Department of Justice first informed the Company through Northrop Grumman of a False Claims Act complaint that the Company believes was filed under seal by one or more plaintiff(s) (relator(s)) in mid-2010 in the United States District Court for the District of Columbia. The redacted copy of the complaint that the Company received (“Complaint”) alleges that through largely unspecified fraudulent means, Northrop Grumman and the Company obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the Company were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys’ fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

The Company has agreed to cooperate with the government investigation relating to the False Claims Act Complaint. Until the case is unsealed, the Company will not know the Department of Justice’s decision on intervention. Based upon a review to date of the information available to the Company, the Company believes that it has substantive defenses to the allegations in the Complaint. The Company believes that the claims as set forth in the Complaint evidence a fundamental lack of understanding of the terms and conditions in the Company’s shipbuilding contracts, including the post-Katrina modifications to those contracts, and the manner in which the parties performed in connection with the contracts. Based upon a review to date of the information available to the Company, the Company believes that the claims as set forth in the Complaint lack merit and will not result in a material effect on its consolidated financial position, results of operations or cash flows. The Company intends vigorously to defend the matter, but the Company cannot predict what new or revised claims might be asserted or what information might come to light and can give no assurances regarding the ultimate outcome.

U.S. Government Investigations and Claims—Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material effect on the Company because of its reliance on government contracts.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the “vessels”) based on alleged “hull buckling and shaft alignment problems” and alleged “nonconforming topside equipment” on the vessels. The Company submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised ICGS, which was formed by the Company and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the Company and one of its subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against us, ICGS, and Lockheed Martin Corporation relating to the vessel conversion effort. Damages under the False Claims Act are subject to trebling. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011, dismissing the relator’s remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit. The parties filed their respective briefs and are awaiting further proceedings with the Fifth Circuit. The Company does not believe that this litigation will have a material effect on its financial condition, results of operations or cash flows, but the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

Asbestos Related Claims—HII and its predecessors-in-interest are defendants in a longstanding series of cases filed in numerous jurisdictions around the country, wherein former and current employees and various third-party persons allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos related conditions. In some cases, several of HII’s former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. Although the Company believes the ultimate resolution of these cases will not have a material effect on its consolidated financial position, results of operations or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Litigation—Various claims and legal proceedings arise in the ordinary course of business and are pending against the Company and its properties. Although the Company believes that the resolution of any of these various claims and legal proceedings will not have a material effect on its consolidated financial position, results of operations or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

15.	COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies—Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management’s best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2011, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations—From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company’s products and services as described in Note 11: Business Arrangements. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. At December 31, 2011, the Company is not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Quality Issues—In 2009, the Company received notice of an investigation regarding work performed by its Ingalls shipyards on the LPD class of ships and, following the discovery of leaks in the LPD-17 USS San Antonio’s lube oil system, performed a review of the design, engineering and production processes at Ingalls. As a result, the Company became aware of quality issues relating to certain pipe welds on ships under production at Ingalls at the time, as well as ships that had previously been delivered. Since that discovery, the Company has been working with its customer to determine the nature and extent of the pipe weld issue and its possible impact on related shipboard systems. This effort has resulted in the preparation of a technical analysis of the problem, additional inspections on the ships, a rework plan for ships previously delivered and in various stages of production, and modifications to the work plans for ships being placed into production, all of which has been done with the knowledge and support of the U.S. Navy. Incremental costs associated with the anticipated resolution of these matters that are the responsibility of the Company have been reflected in the financial performance analysis and contract booking rates since the second quarter of 2009.

In the fourth quarter of 2009, certain bearing wear and debris were found in the lubrication system of the Main Propulsion Diesel Engines (“MPDE”) installed on LPD-21. The Company is participating with the U.S. Navy and other industry participants involved with the MPDEs in a review panel to examine the MPDE lubrication system’s design, construction, operation and maintenance for the LPD-17 San Antonio-class of ships. To date, the review has identified several potential system improvements for increasing the reliability of the system. Certain changes are being implemented on ships currently under construction. Incremental costs that the Company anticipates incurring in connection with the resolution of these matters have been reflected in the financial performance analysis and contract booking rates of the relevant contracts.

The Company and the U.S. Navy continue to work in partnership to investigate and identify any additional corrective actions to address quality issues, and the Company will implement appropriate corrective actions consistent with its contractual and legal obligations. The Company does not believe that the ultimate resolution of the matters described above will have a material effect upon its consolidated financial position, results of operations or cash flows.

The Company has also encountered various quality issues on its aircraft carrier construction and overhaul programs and its Virginia-class submarine construction program at its Newport News location. These primarily involve matters related to filler metal used in pipe welds identified in 2007, and issues associated with non-nuclear weld inspection and the installation of weapons handling equipment on certain submarines, and certain purchased material quality issues identified in 2009. The Company does not believe that resolution of these issues will have a material effect upon its consolidated financial position, results of operations or cash flows.

Environmental Matters—The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (“PRP”) by the Environmental Protection Agency, or similarly designated by another environmental agency, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company’s consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2011, the probable future costs for environmental remediation is $3 million, which is accrued in other current liabilities. Factors that could result in changes to the Company’s estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may have to incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Financial Arrangements—In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company’s self-insured workers’ compensation plans. At December 31, 2011, there were $121 million of standby letters of credit issued but undrawn and $297 million of surety bonds outstanding related to HII.

U.S. Government Claims—From time to time, the U.S. Government advises the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the Company and U.S. Government representatives engage in discussions to enable HII to evaluate the merits of these claims as well as to assess the amounts being claimed. The Company does not believe that the outcome of any such matters will have a material effect on its consolidated financial position, results of operations or cash flows.

Collective Bargaining Agreements—The Company believes that it maintains good relations with its approximately 38,000 employees of which approximately 50% are covered by a total of 10 collective bargaining agreements. The Company expects to renegotiate renewals of each of its collective bargaining agreements between 2013 and 2015 as they approach expiration. Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. It is not expected that the results of these negotiations, either individually or in the aggregate, will have a material effect on the Company’s consolidated results of operations.

Operating Leases—Rental expense for operating leases was $44 million in 2011, $44 million in 2010, and $48 million in 2009. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancellable operating leases for the next five years and thereafter are:

($ in millions)
2012	$21
2013	17
2014	15
2015	13
2016	10
Thereafter	48

Total	$124

16.	IMPACTS FROM HURRICANES

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

In August 2005, the Company’s Ingalls operations were significantly impacted by Hurricane Katrina, and the Company’s shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the Company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. At the time of the storm, the Company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The Company has recovered a portion of its Hurricane Katrina claim, including $62 million in recovery of lost profits in 2007. In November 2011, the Company recovered an additional $18.8 million from Munich-American Risk Partners, one of its two remaining insurers with which a resolution had not been reached, in connection with settlement of an arbitration proceeding. The Company expects that its remaining claim will be resolved separately with the remaining insurer, Factory Mutual Insurance Company (“FM Global”). See Note 17: Hurricane Katrina Insurance Recoveries.

The Company has full entitlement to any insurance recoveries related to business interruption impacts on net profitability resulting from these hurricanes. However, because of uncertainties concerning the ultimate determination of recoveries related to business interruption claims, in accordance with Company policy no such amounts are recognized until the underlying claims are resolved with the insurers. Furthermore, due to the uncertainties with respect to the Company’s disagreement with FM Global in relation to the Hurricane Katrina claim, no receivables for insurance recoveries from FM Global have been recognized by the Company in its consolidated financial statements.

In accordance with U.S. Government cost accounting regulations affecting the majority of the Company’s contracts, the cost of insurance premiums for property damage and business interruption coverage, other than “coverage of profit,” is an allowable expense that may be charged to contracts. Because a substantial portion of the Company’s long-term contracts is flexibly-priced, the U.S. Government customer would benefit from a portion of insurance recoveries in excess of the net book value of damaged assets and clean-up and restoration costs paid by the Company. When such insurance recoveries occur, the Company is obligated to return a portion of these amounts to the U.S. Government. The U.S. Navy has verbally expressed its intention to challenge the allowability of certain post-Katrina depreciation costs charged or expected to be charged on contracts under construction in the Ingalls shipyards. It is premature to estimate the amount, if any, that the U.S. Navy will ultimately challenge. The Company believes that all of the replacement costs are recoverable under its insurance coverage, and the amounts in question are included in the insurance claim. However, if HII is unsuccessful in its insurance recovery, the Company believes there are specific rules in the CAS and FAR that would still render the depreciation on those assets allowable and recoverable through its contracts with the U.S. Navy. The Company believes that its depreciation practices are in conformity with the FAR, and, if the U.S. Navy were to challenge the allowability of such costs, the Company will be able to successfully resolve this matter with no material impact to its consolidated financial position, results of operations or cash flows.

17.	HURRICANE KATRINA INSURANCE RECOVERIES

The Company is pursuing legal action against an insurance provider, FM Global, arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. See Note 16: Impacts from Hurricanes. The case was commenced against FM Global on November 4, 2005, and is now pending in the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal, the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its “Flood” exclusion and remanded the case to the District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy, even if the Flood exclusion of the policy is unambiguous. In August 2010, the District Court granted FM Global’s motion for summary judgment based upon California’s doctrine of efficient proximate cause and denied FM Global’s motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the Company sustained wind damage apart from the hurricane storm surge. In September 2011, the District Court granted FM Global’s motion for summary judgment to dismiss Northrop Grumman’s claims for bad faith damages and for contract reformation. The Company intends to continue to pursue the breach of contract action against FM Global. In addition, in January 2011, Northrop Grumman, as the Company’s predecessor-in-interest, filed suit against Aon, which acted as the Company’s broker in connection with the policy with FM Global, in Superior Court in California, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as for declaratory relief. No assurances can be made as to the ultimate outcome of these matters. If, however, either of these claims is successful, the potential impact to the Company’s consolidated financial position, results of operations and cash flows would be favorable.

The Company received notification in 2008 from Munich-American Risk Partners (“Munich Re”), the only remaining insurer within the primary layer of insurance coverage for Hurricane Katrina damages with which a resolution had not been reached, that it would pursue arbitration proceedings against the Company related to $18.75 million owed to it by Munich Re for certain losses related to Hurricane Katrina. An arbitration was later invoked by Munich Re in the United Kingdom under a reinsurance contract. The Company was also notified that Munich Re was seeking reimbursement of approximately $44 million of funds previously advanced to it for payment of claim losses for which Munich Re provided reinsurance protection pursuant to a reinsurance contract, and $6 million of adjustment expenses. On November 11, 2011, the Company reached an agreement with Munich Re, pursuant to which Munich Re agreed to withdraw and renounce with prejudice its reimbursement claim and pay HII the remaining $18.75 million of the limit under its reinsurance policy, and to resolve and close the arbitration process.

18.	EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides pension plans to substantially all of its employees. Benefits accruing under the traditional years of service and compensation formula were grandfathered and, since 2009, have been replaced with a cash balance feature. Except for major collectively bargained plans, our qualified defined benefit plans are frozen as to new entrants and future service accruals. The Company’s policy is to fund its qualified pension plans at least to the minimum amounts required under U.S. Government regulations.

The Company sponsors 401(k) defined contribution plans in which most employees, including certain union employees, are eligible to participate. Company contributions for most defined contribution plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution benefit formula, non-union represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The Company’s contributions to the qualified defined contribution plans for the years ended December 31, 2011, 2010, and 2009, were $55 million, $51 million, and $50 million, respectively.

The Company also provides supplemental pension plans for certain officers. The related liability was $83 million and $56 million as of December 31, 2011, and December 31, 2010, respectively. Certain of these plans are funded through grantor trusts.

The Company also provides contributory postretirement retiree health care and life insurance benefits to eligible employees, retirees, and their qualifying dependents. Covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age, years of service, and grandfathered requirements. The Company reserves the right to amend or terminate coverage at any time. The Company’s contributions for health care benefits have been subject to caps, which the Company estimates will begin to limit Company contributions in 2014. As of July 1, 2003, and January 1, 2004, for Newport News and Ingalls operations, respectively, newly hired employees are not eligible for postretirement medical and life benefits.

The measurement date for all of the Company’s retirement plans is December 31. The cost of the Company’s defined benefit plans for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Pension Benefits Year Ended December 31			Other Benefits Year Ended December 31
($ in millions)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$125	$127	$114	$15	$15	$15
Interest cost	199	182	169	39	38	40
Expected return on plan assets	(266)	(232)	(193)	0	0	0
Amortization of prior service cost (credit)	12	13	13	(9)	(9)	(9)
Amortization of net actuarial loss (gain)	33	38	48	9	8	9

Net periodic benefit cost	$103	$128	$151	$54	$52	$55

The funded status of the Company’s plans as of December 31, 2011 and 2010, was as follows:

	Pension Benefits December 31		Other Benefits December 31
($ in millions)	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,442	$3,062	$714	$677
Service cost	125	127	15	15
Interest cost	199	182	39	38
Plan participants contributions	10	9	18	16
Actuarial loss (gain)	489	145	17	15
Benefits paid	(123)	(106)	(50)	(52)
Transfers	(16)	37	0	2
Curtailments	(3)	(14)	0	0
Medicare Part D subsidy	0	0	1	3

	4,123	3,442	754	714

Change in Plan Assets
Fair value of plan assets at beginning of year	3,183	2,789	1	0
Gain on plan assets	182	347	1	0
Employer contributions	3	105	30	33
Plan participants’ contributions	10	9	18	16
Benefits paid	(123)	(106)	(50)	(52)
Transfers	(17)	39	0	1
Medicare Part D subsidy	0	0	1	3

Fair value of plan assets at end of year	3,238	3,183	1	1

Funded status	$(885)	$(259)	$(753)	$(713)

Amounts Recognized in the Consolidated Statements of Financial Position:
Pension plan assets	$64	$131	$0	$0
Current liability (1)	(13)	(9)	(172)	(146)
Non-current liability (2)	(936)	(381)	(581)	(567)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	87	99	(29)	(38)
Net actuarial loss (gain)	1,179	640	165	157

(1)	Included in Other current liabilities and Current portion of postretirement plan liabilities, respectively.
(2)	Included in Pension plan liabilities and Other postretirement plan liabilities, respectively.

The Projected Benefit Obligation (“PBO”), Accumulated Benefit Obligation (“ABO”) and asset values for the Company’s qualified pension plans were $4,039 million, $3,673 million, and $3,238 million, respectively, as of December 31, 2011, and $3,386 million, $3,134 million, and $3,183 million, respectively, as of December 31, 2010. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $3,307 million and $2,358 million, respectively, as of December 31, 2011, and $2,771 million and $2,381 million, respectively, as of December 31, 2010.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $2,946 million and $2,358 million, respectively, as of December 31, 2011, and $2,531 million and $2,381 million, respectively, as of December 31, 2010. The ABO for all pension plans was $3,747 million and $3,185 million as of December 31, 2011 and 2010, respectively.

The changes in amounts recorded in other comprehensive income (loss) are as follows:

	Pension Benefits Year Ended December 31			Other Benefits Year Ended December 31
($ in millions)	2011	2010	2009	2011	2010	2009
Prior service credit (cost)	$0	$0	$(1)	$0	$0	$1
Amortization of prior service cost (credit)	12	13	13	(9)	(9)	(9)
Net actuarial gain (loss)	(573)	(17)	76	(17)	(15)	5
Amortization of net actuarial loss (gain)	33	38	48	9	8	9
Other	1	(6)	0	0	0	0

Total changes in accumulated other comprehensive income (loss)	$(527)	$28	$136	$(17)	$(16)	$6

The amounts in accumulated and other comprehensive income (loss) as of December 31, 2011, expected to be recognized as components of net periodic expense in 2012 are as follows:

($ in millions)	Pension Benefits	Other Benefits
Prior service cost (credit)	$12	$(9)
Net loss	77	11

Total	$89	$2

Health Care Cost Trend Rate—The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on external estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. Using a combination of market expectations and economic projections, including the effect of health care reform, on December 31, 2011, the Company selected an expected initial health care cost trend rate of 8.0% and an ultimate health care cost trend rate of 5.0% reached in 2018. On December 31, 2010, the Company assumed an expected initial health care cost trend rate of 8.0% for 2011 and an ultimate health care cost trend rate of 5.0% reached in 2017.

The weighted average assumptions used to determine the benefit obligations and the net periodic benefit costs were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	5.23%	5.84%	4.94%	5.58%
Rate of compensation increase	3.64%	3.43%
Initial health care cost trend rate assumed for next year			8.00%	8.00%
Gradually declining to a rate of			5.00%	5.00%
Year in which the rate reaches the ultimate rate			2018	2017

Assumptions Used to Determine Benefit Cost for the Year Ended December 31:
Discount rate	5.84%	6.04%	5.58%	5.84%
Expected long-term rate on plan assets	8.50%	8.50%
Rate of compensation increase	3.43%	3.51%
Initial health care cost trend rate assumed for next year			8.00%	7.00%
Gradually declining to a rate of			5.00%	5.00%
Year in which the rate reaches the ultimate rate			2017	2014

A one percent change in the assumed health care cost trend rates would have the following effects on 2011 results:

	1 Percentage Point
($ in millions)	Increase	Decrease
Effect on postretirement benefit expense	$2	$(2)
Effect on postretirement benefit obligations	20	(20)

The Company makes both required and discretionary contributions to its pension plans. The Company’s funding policy is to contribute annually not less than the minimum required under the ERISA rules and to otherwise provide sufficient funds to pay benefits when due. Contributions to the Company’s qualified plans are affected by the actual return on plan assets and plan funded status. The Company periodically evaluates whether to make additional discretionary contributions. The following table represents required and discretionary contributions the Company made to its pension and other postretirement plans:

	Year Ended December 31
($ in millions)	2011	2010	2009
Pension plans
Minimum	$0	$0	$0
Discretionary (1)	3	105	201
Other benefit plans	33	33	33

Total contributions	$36	$138	$234

(1)	Includes contributions to supplemental plans of $3 million, $3 million, and $2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

For the year ended December 31, 2012, the Company expects to contribute approximately $221 million to its pension plans and approximately $33 million to its postretirement benefit plans. Of the $221 million, approximately $68 million are expected discretionary contributions, of which $65 million are designated to qualified pension plans. The remaining $153 million are expected minimum contributions to our qualified pension plans.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company’s benefit obligations as of December 31, 2011. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2012	$127	$35	$2
2013	143	39	2
2014	160	44	2
2015	176	49	2
2016	194	52	2
Years 2017 to 2021	1,243	306	14

Pension Plan Assets

Pension assets include private and public equities, government and corporate bonds, cash and cash equivalents, private real estate funds and hedge funds and other assets. Plan assets are held in a master trust and overseen by the Company’s Investment Committee. All assets are externally managed through a combination of active and passive strategies. Managers may only invest in the asset classes for which they have been appointed.

The Investment Committee is responsible for setting the policy that provides the framework for management of the assets. The Plan’s Investment Committee has set the minimum and maximum permitted values for each asset class in the Company’s pension plan master trust for the year ended December 31, 2011, as follows:

Range
U.S. equities	27 - 40%
International equities	13 - 25%
Long bonds	25 - 50%
Alternative investments	5 - 15%

The general objectives of the Company’s pension asset strategy are to earn a rate of return over time to satisfy the benefit obligations of the plans, meet minimum ERISA funding requirements, and maintain sufficient liquidity to pay benefits and address other cash requirements within the master trust. Specific investment objectives include reducing the volatility of pension assets relative to benefit obligations, achieving a competitive, total investment return, achieving diversification between and within asset classes, and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified. Decisions regarding investment policies and asset allocation are made with the understanding of the historical and prospective return and risk characteristics of various asset classes, the effect of asset allocations on funded status, future Company contributions, and projected expenditures, including benefits. The Company plans to update its asset allocations periodically. The Company uses various analytics to determine the optimal asset mix and consider plan obligation characteristics, duration, liquidity characteristics, funding requirements, expected rates of return, rebalancing, and the distribution of returns. Actual allocations to each asset class could vary from target allocations due to periodic investment strategy changes, short-term market value fluctuations, the length of time it takes to fully implement investment allocation positions, such as private equity and real estate and other alternative investments, and the timing of benefit payments and Company contributions.

Taking into account the asset allocation ranges, the investment fiduciary determines the specific allocation of the master trust’s investments within various asset classes. The master trust utilizes select investment strategies, which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, demonstrated fiduciary responsibility, investment management experience, and a review of the investment managers’ policies and processes. Investment performance is monitored frequently against appropriate benchmarks and tracked to compliance guidelines with the assistance of third party consultants and performance evaluation tools and metrics.

Plan assets are stated at fair value. The Company employs a variety of pricing sources to estimate the fair value of its pension plan assets including independent pricing vendors, dealer or counterparty-supplied valuations, third-party appraisals, appraisals prepared by the Company’s investment managers or other experts.

Investments in equity securities, common and preferred, are valued at the last reported sales price when an active market exists. Securities for which official or last trade pricing on an active exchange is available are classified as Level 1. If closing prices are not available, securities are valued at the last quoted price, the last quoted bid price or the last available price, and are typically categorized as Level 2.

Investments in fixed-income securities are generally valued by independent pricing services, or dealers who make markets in such securities. Pricing methods are based upon market transactions for comparable securities and various relationships between securities, which are generally recognized by institutional traders, and typically are categorized as Level 2. Securities categorized as Level 3 typically are priced by dealers and pricing services that use proprietary pricing models that incorporate unobservable inputs. These inputs primarily consist of prepayment curves, discount rates, default assumptions, and recovery rates.

Investments in hedge funds generally do not have readily available market quotations and are estimated at fair value, which primarily utilizes Net Asset Values (“NAV”) or the equivalent, as a practical expedient, as reported by the investment manager. Hedge funds usually have restrictions on redemptions that might affect the ability to sell the investment at NAV in the short term, and valuations generally lag by up to three months. Accordingly, these investments are typically classified as Level 3.

Private equity and real estate investments are generally illiquid. Investment managers typically report valuations reflecting initial cost updated appraisals, which are adjusted for cash flows and realized/unrealized gains/losses. Since these investments do not have readily available market quotations, these investments are generally valued at NAV or its equivalent, as a practical expedient. Valuations might lag by up to six months. Where appropriate, NAVs are adjusted for cash flows (additional investments, contributions, and distributions) for valuing at year-end. These investments are classified as Level 3.

Management reviews independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

Some assets may be illiquid, and the Company might be unable to quickly liquidate them at an amount close or equal to fair value in order to meet the plans’ liquidity requirements or respond to specific events such as the creditworthiness of any particular issuer or counterparty. Illiquid assets are generally long-term investments that complement the long-term nature of the Company’s pension obligations, and are generally not used to fund benefit payments in the short term. Management monitors liquidity risk on an ongoing basis and has procedures designed to maintain flexibility in troubled markets.

The master trust has considerable investments in fixed income securities for which changes in the relevant interest rate of a particular instrument might result in the inability to secure similar returns upon the maturity or sale. Changes in prevailing interest rates might result in an increase or decrease in fair value of the instrument. Investment managers are permitted to use interest rate swaps and other financial derivatives to manage interest rate risk.

Counterparty risk is the risk that a counterparty to a financial instrument held by the master trust will default on its commitment. Counterparty risk is generally related to over-the-counter derivative instruments used to manage risk exposure to interest rates on long-term debt securities. Certain agreements with counterparties employ set-off agreements, collateral support arrangements, and other risk mitigation practices designed to reduce the net credit risk exposure in the event of a counterparty default. Credit policies and processes are in place to manage concentrations of risk by seeking to undertake transactions with large well-capitalized counterparties and by monitoring the creditworthiness of these counterparties.

The fair value of the Company’s retirement plan assets by asset category and by Level as described in Note 2: Summary of Significant Accounting Policies were as follows:

	December 31, 2011
$ in millions	Total	Level 1	Level 2	Level 3
Asset Category
Equity
U.S. equities (1)	$884	$884	$0	$0
International equities (1)	503	0	503	0
Fixed Income
U.S. government	329	0	329	0
U.S. agency	175	0	175	0
Non-US government	52	0	52	0
Investment grade debt (2)	711	0	711	0
Asset backed	80	0	80	0
High yield	12	0	12	0
Bank loans	0	0	0	0
Cash and cash equivalents (3)	338	2	336	0
Real estate and other hedge funds	149	0	0	149
Private equity	0	0	0	0
Real estate	0	0	0	0
Other (4)	6	0	6	0

Total assets at fair value	$3,239	$886	$2,204	$149

(1)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks.
(2)	Investment grade bonds are those rated Baa3/BBB- or higher by one or more rating agencies.
(3)	Cash and cash equivalents are highly liquid short-term investment funds. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle. The Company’s plan asset allocation policy does not include cash.
(4)	Other investments include futures, swaps, options, swaptions, and insurance contracts.

	December 31, 2010
$ in millions	Total	Level 1	Level 2	Level 3
Asset Category
Equity
U.S. equities (1)	$789	$789	$0	$0
International equities (1)	596	6	590	0
Fixed Income
U.S. government	268	0	268	0
U.S. agency	142	0	142	0
Non-US government	32	0	32	0
Investment grade debt (2)	564	0	564	0
Asset backed	86	0	86	0
High yield	20	0	11	9
Bank loans	1	0	1	0
Cash and cash equivalents (3)	34	0	34	0
Real estate and other hedge funds	181	0	0	181
Private equity	232	0	0	232
Real estate	165	0	0	165
Other (4)	74	0	74	0

Total assets at fair value	$3,184	$795	$1,802	$587

(1)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks.
(2)	Investment grade bonds are those rated Baa3/BBB- or higher by one or more rating agencies.

(3)	Cash and cash equivalents are highly liquid short-term investment funds. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle. The Company’s plan asset allocation policy does not include cash.
(4)	Other investments include futures, swaps, options, swaptions, and insurance contracts.

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The fair market value of the Plan’s derivatives through direct or separate account investments was $2 million and less than $1 million as of December 31, 2011 and 2010, respectively.

The following tables summarize the changes in Level 3 pension assets measured at fair value for the years ended December 31, 2011 and 2010.

		Return on plan assets				Transfers		Fair Value at December 31, 2011
$ millions	Fair Value at December 31, 2010	Attributable to Assets Held at December 31, 2011	Attributable to Assets Sold	Purchases	Sales	Into Level 3	(Out) of Level 3
Asset Category:
Private equity	$232	$0	$8	$41	$(281)	$0	$0	$0
Hedge funds	181	(1)	5	150	(186)	0	0	149
High yield debt	9	0	(1)	0	(8)	0	0	0
Real estate	165	0	6	22	(193)	0	0	0

Total Level 3 fair value	$587	$(1)	$18	$213	$(668)	$0	$0	$149

		Return on plan assets
	Fair Value at December 31, 2009	Attributable to Assets Held at December 31, 2010	Attributable to Assets Sold	Purchases	Sales	Transfers		Fair Value at December 31, 2010

						Into Level 3	(Out) of Level 3
$ millions
Asset Category:
Private equity	$242	$24	$0	$44	$(36)	$0	$(42)	$232
Hedge funds	188	14	0	10	0	0	(31)	181
High yield debt	8	2	0	0	0	0	(1)	9
Real estate	127	12	(1)	77	(29)	0	(21)	165

Total Level 3 fair value	$565	$52	$(1)	$131	$(65)	$0	$(95)	$587

19.	STOCK COMPENSATION PLANS

Effect of the Spin-Off

At December 31, 2011, HII had stock-based compensation awards outstanding under the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the “2011 Plan”).

Prior to the spin-off, HII’s current and former employees participated in certain of Northrop Grumman’s stock-based award plans (the “Northrop Grumman Plan”). As of the date of the spin-off, the shares, options, and rights under the Northrop Grumman Plan were converted to shares, options, and rights under the 2011 Plan. The conversion was effected so that the outstanding stock-based awards held by the Company’s current and former employees on the distribution date were adjusted to reflect the value of the distribution such that the intrinsic value of the awards was not diluted at the time of, and due to, the separation. This was achieved using the conversion rate determined in the spin-off agreement. Unless otherwise stated, share amounts and share prices detailed below were retroactively adjusted to reflect the impact of the conversion. The Company measured the fair value of the awards immediately before and after the conversion, and there was no incremental compensation expense associated with the conversion.

The following is a description of the Northrop Grumman Plan awards, which were converted into awards under the 2011 Plan.

Converted Stock Options—As of the date of the spin-off, outstanding options held by HII’s current and former employees under the Northrop Grumman Plan were converted to options of HII under the 2011 Plan. Based on the conversion factor of 1.65, as determined in the spin-off agreement, approximately 1.0 million options in the Northrop Grumman Plan were converted into approximately 1.6 million options in the 2011 Plan. Outstanding stock options granted prior to 2008 generally vest in 25% increments over four years from the grant date and expire ten years after the grant date. Stock options granted in 2008 and later vest in 33% increments over three years from the grant date and expire seven years after the grant date. Of the 1.6 million options issued under the 2011 Plan, approximately 1.4 million were fully vested at the time of conversion. The cumulative intrinsic value of the options at conversion was maintained in the conversion, and totaled $15 million at March 31, 2011. There were no additional options granted during the year ended December 31, 2011.

Converted Restricted Performance Stock Rights (“RPSRs”)—As of the date of the spin-off, outstanding RPSRs in the Northrop Grumman Plan were converted to 1.2 million RPSRs of HII under the 2011 Plan. Under the Northrop Grumman Plan, those rights were subject to performance criteria, which impact the ultimate number of shares that vest. Upon conversion, a portion of the performance factors for these converted stock rights were fixed based on the achievement of pre-spin-off targets under the Northrop Grumman Plan, and continue to vest subject to continued service. The remaining portion of the performance factors for these converted stock rights are subject to continued performance targets established by the Company. Of these stock rights, 0.5 million are outstanding at December 31, 2011.

The 2011 Plan

The 2011 Plan was approved by the HII Board of Directors effective March 31, 2011. The 2011 Plan allows for grants to employees of three general types: stock options, Stock Appreciation Rights (“SARs”), and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII’s stock on the date of grant, with the exception of the options issued at the time of the spin-off in exchange for Northrop Grumman stock options. Stock awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees without payment to the Company. The fair value of the performance-based stock awards is determined based on the closing market price of HII’s common stock on the grant date. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance and/or service criteria. Through December 31, 2011, the remaining aggregate number of shares of the Company’s common stock authorized for issuance under the 2011 Plan was 5.3 million. However, only 3.5 million shares may actually be issued under the 2011 Plan after application of share counting provisions for performance-based awards. Under the 2011 Plan, stock options and SARs count as 1 share against the number of shares authorized while awards other than stock options and SARs count as 2.5 shares against the number of shares authorized.

During 2011, in addition to the grants resulting from the conversion of the Northrop Grumman awards discussed above, the Company issued the following awards under the 2011 Plan:

Restricted Performance Stock Rights (“RPSRs”)—On March 31, 2011, the Company granted 0.5 million rights at a share price of $41.50. These rights are subject to cliff vesting based on service over 2 years and 9 months from the date of grant, as well as the achievement of performance-based targets at the end of the same period. Based upon the Company’s results measured against such targets, between 0% and 200% of the original stated grant are expected to ultimately vest.

Restricted Stock Rights (“RSRs”)—In connection with the spin off, retention stock awards were granted to key employees to ensure a successful transition and business continuity. On March 31, 2011, the Company granted 0.7 million restricted stock rights at a share price of $41.50 with cliff vesting on the third anniversary of the grant.

Stock Rights (“SRs”)—In connection with the spin off, the Company granted 36 thousand stock rights to the non-employee directors. Additional grants of stock rights were made to the non-employee directors on April 1, 2011, July 2, 2011, and October 3, 2011, with each grant less than 10 thousand shares. The stock rights are fully vested on the grant date. Shares to settle vested stock rights are issued at the end of the non-employee directors’ board terms.

Compensation Expense

Total stock-based compensation recorded by HII for the value of the awards granted to Company employees and non-employee members of the Board of Directors for the years ended December 31, 2011, 2010 and 2009, were $46 million, $16 million and $11 million, respectively, of which $1 million, $1 million and $1 million, respectively, related to stock options and $45 million, $15 million and $10 million, respectively, related to stock awards.

Tax benefits recognized for stock-based compensation during the years ended December 31, 2011, 2010 and 2009, were $16 million, $6 million and $5 million, respectively. The amount of Northrop Grumman shares issued before the spin-off to satisfy stock-based compensation awards are recorded by Northrop Grumman and, accordingly, are not reflected in HII’s consolidated financial statements.

The Company realized tax benefits during the year ended December 31, 2011, of $2 million from the exercise of stock options and $10 million from the issuance of stock in settlement of RPSRs and RSRs.

Unrecognized Compensation Expense

At December 31, 2011 there was $1 million of unrecognized compensation expense related to unvested stock option awards, which will be recognized over a weighted average period of 1.1 years.

In addition, at December 31, 2011, there was $19 million of unrecognized compensation expense associated with the 2011 RSRs, which will be recognized over a period of 2.2 years; $10 million of unrecognized compensation expense associated with the RPSRs converted as part of the spin-off, which will be recognized over a weighted average period of one year; and $18 million of unrecognized compensation expense associated with the 2011 RPSRs which will be recognized over a period of 2.0 years.

Stock Options

The compensation expense for the outstanding converted stock options was determined at the time of grant by Northrop Grumman. There were no additional options granted during the year ended December 31, 2011. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the options. The fair value of each of the stock option award was estimated on the date of grant using a Black-Scholes option pricing model based on the following assumptions:

Dividend Yield—The dividend yield was based on Northrop Grumman’s historical dividend yield level.

Volatility—Expected volatility was based on the average of the implied volatility from traded options and the historical volatility of Northrop Grumman’s stock.

Risk-Free Interest Rate—The risk-free rate for periods within the contractual life of the stock option award was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award was granted with a maturity equal to the expected term of the award.

Expected Term—The expected term of awards granted was derived from historical experience and represents the period of time that awards granted are expected to be outstanding. A stratification of expected terms based on employee populations (executive and non-executive) was considered in the analysis.

The following significant weighted-average assumptions were used to value stock options granted during the years ended December 31, 2010 and 2009:

	2010	2009
Dividend yield	2.9%	3.6%
Volatility Rate	25%	25%
Risk-free interest rate	2.3%	1.7%
Expected option life (years)	6	5 & 6

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010 and 2009, was $11 and $7, per share, respectively.

The stock option activity, on a converted basis, for the post-spin-off period ended December 31, 2011, was as follows:

	Shares Under Option (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)

Outstanding at March 31, 2011	1,647	$34.05	3.6 years
Granted	0
Exercised	(64)	$28.10
Cancelled and Forfeited	0

Outstanding at December 31, 2011	1,583	$33.27	2.9 years	(3)

Vested and expected to vest in the future at December 31, 2011	1,582	$33.27	2.9 years	(3)

Exercisable at December 31, 2011	1,349	$33.43	2.6 years	(3)

The intrinsic value of options exercised during the period was less than $1 million. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or at period end for outstanding options, less the applicable exercise price. The Company issued new shares to satisfy exercised options.

Stock Awards

The fair value of stock awards is determined based on the closing market price of the Company’s common stock on the grant date. Compensation expense for stock awards is measured based on the grant date fair value and recognized over the vesting period. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant service or performance criteria.

The stock award activity for the year ended December 31, 2011, is presented in the following table:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term

Outstanding at March 31, 2011	1,237	31.89	1.3 years
Granted	1,213	41.38
Adjustment due to performance	483
Vested	(827)	27.23
Forfeited	(16)	39.67

Outstanding at December 31, 2011	2,090	39.69	1.8 years

Vested awards include stock awards fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for the outstanding RPSRs are based on two metrics as defined in the grant agreements: cumulative operating margin weighted at 50% and cumulative free cash flow weighted at 50%.

In 2012, HII has issued to its employees new shares of common stock to satisfy awards that vested as of December 31, 2011.

20.	RELATED PARTY TRANSACTIONS AND FORMER PARENT COMPANY EQUITY

Allocation of General Corporate Expenses—Pre-Spin-Off

The consolidated financial statements for the years ended December 31, 2010 and 2009, and the period from January 1, 2011, to March 30, 2011, the date of the spin-off, reflect an allocation of general corporate expenses from Northrop Grumman. These costs were historically allocated to HII’s contracts, unless prohibited by the FAR, and generally fall into one of the following categories:

Northrop Grumman management and support services—This category includes costs for functions such as human resources, treasury, risk management, internal audit, finance, tax, legal, executive office and other administrative support. Human resources, employee benefits administration, treasury and risk management were generally allocated to the Company based on relative gross payroll dollars; internal audit was generally allocated based on audit hours incurred related to the Company; and the remaining costs were generally allocated using a three-factor-formula that considered the Company’s relative amounts of revenues, payroll and average asset balances as compared to the total value of these factors for all Northrop Grumman entities utilizing these support services (the “Three Factor Formula”). The consolidated financial statements include Northrop Grumman management and support services allocations totaling $32 million, $115 million and $82 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Shared services and infrastructure costs—This category includes costs for functions such as information technology support, systems maintenance, telecommunications, procurement and other shared services while HII was a subsidiary of Northrop Grumman. These costs were generally allocated to the Company using the Three Factor Formula or based on usage. The consolidated statement of operations reflects shared services and infrastructure costs allocations totaling $80 million, $325 million and $325 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Northrop Grumman-provided benefits—This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, incentive compensation and other benefits. These costs were generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. The consolidated financial statements include Northrop Grumman-provided benefits allocations totaling $169 million, $725 million and $680 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Management believes that the methods of allocating these costs are reasonable, consistent with past practices, and in conformity with cost allocation requirements of CAS or the FAR.

Northrop Grumman Transitional Services—Post-Spin-Off

In connection with the spin-off, HII entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provides HII with certain services for a limited time to help ensure an orderly transition following the spin-off.

Under the Transition Services Agreement, Northrop Grumman provides certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services to HII. These services are provided at cost, and a limited number of these services may be extended for a period of approximately six months to allow for information systems transition. For the year ended December 31, 2011, costs incurred for these services under the Transition Services Agreement were approximately $75 million.

Related Party Sales and Cost of Sales

Prior to the spin-off, HII purchased and sold certain products and services from and to other Northrop Grumman businesses. Purchases of products and services from these affiliated entities, which were recorded at cost, were $44 million, $97 million, and $100 million in 2011, 2010, and 2009, respectively. Sales of products and services to these entities were $1 million, $8 million, and $9 million in 2011, 2010, and 2009, respectively.

Notes Payable to Former Parent

Immediately prior to the spin-off on March 30, 2011, and as of December 31, 2010, the Company had $715 million of outstanding promissory notes payable to Northrop Grumman. These notes were issued in conjunction with Northrop Grumman’s purchase of Newport News Shipbuilding in 2001 and the tender and purchase of $178 million of the GO Zone IRBs in November 2010 discussed in Note 13: Debt. These notes were payable on demand and included $537 million of principal with an annual interest rate of 5% and $178 million of principal with an annual interest rate of 4.55%. Accrued and unpaid interest totaled $248 million and $239 million as of March 30, 2011, and December 31, 2010, respectively. Intercompany interest expense of $9 million, $27 million, and $27 million for the years ended December 31, 2011, 2010, and 2009 is included in interest expense in the consolidated statements of operations. In connection with the spin-off, the intercompany debt and accrued interest thereon were contributed, in their entirety, to the Company’s additional paid-in capital by Northrop Grumman. As of December 31, 2011, no borrowing or lending relationship exists between Northrop Grumman and HII.

Former Parent’s Equity in Unit

Transactions between HII and Northrop Grumman prior to the spin-off have been included in the consolidated financial statements and were effectively settled for cash at the time the transaction was recorded. The net effect of the settlement of these transactions is reflected as Former Parent’s Equity in Unit in the consolidated statements of position.

21.	UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2011 and 2010, are set forth in the following tables:

	Year Ended December 31, 2011
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr (1)	4th Qtr (1)
Sales and service revenues	$1,684	$1,563	$1,593	$1,735
Operating income (loss)	85	91	(190)	124
Earnings (loss) before income taxes	70	61	(220)	95
Net earnings (loss)	45	40	(248)	69
Net earnings (loss) attributable to HII	45	40	(248)	69
Basic earnings (loss) per share	$0.92	$0.81	($5.07)	$1.41
Diluted earnings (loss) per share	$0.92	$0.80	($5.07)	$1.39

	Year Ended December 31, 2010
($ in millions, except per share amounts)	1st Qtr	2nd Qtr (2)	3rd Qtr (3)	4th Qtr
Sales and service revenues	$1,712	$1,610	$1,665	$1,736
Operating income (loss)	87	(20)	77	104
Earnings (loss) before income taxes	77	(30)	67	92
Net earnings (loss)	41	(11)	42	63
Net earnings (loss) attributable to HII	41	(11)	42	63
Basic earnings (loss) per share	$0.85	($0.23)	$0.86	$1.29
Diluted earnings (loss) per share	$0.85	($0.23)	$0.86	$1.29

(1)	In the third quarter of 2011, HII recorded a $300 million goodwill impairment charge, which was adjusted in the fourth quarter of 2011 to $290 million based on the final impairment analysis.
(2)	In the second quarter of 2010, Northrop Grumman announced plans to consolidate HII’s Ingalls operations by winding down its operations at the Avondale, Louisiana facility in 2013 after completing LPD-17 San Antonio-class ships currently under construction there. As a result of this decision, the Company recognized a $113 million pre-tax charge to operating income for the contracts under construction at Avondale.
(3)	In the third quarter of 2010, HII determined that costs to complete post-delivery work on LHD-8 USS Makin Island exceeded original estimates resulting in a charge of $30 million. Also in the third quarter, the Company realized $24 million in unfavorable performance adjustments on LPD-24 Arlington, which was more than offset by $31 million in milestone incentives on the total LPD-22 through LPD-25 contract.

22.	SUBSIDIARY GUARANTORS

Performance of the Company’s obligations under the senior notes, including any repurchase obligations resulting from a change of control, is unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII’s existing and future domestic restricted subsidiaries that guarantees debt under the Credit Facility (the “Subsidiary Guarantors”). The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII.

Prior to the spin-off of HII from Northrop Grumman, Northrop Grumman conducted an internal reorganization, effective on March 30, 2011, that resulted in the Company’s current organizational structure, which consists of HII as direct or indirect parent of all of the Subsidiary Guarantors. Prior to this internal reorganization, HII had no independent assets or operations and no subsidiaries. Accordingly, for all periods ended prior to March 30, 2011, the consolidated financial information of the Company is attributable entirely to the Subsidiary Guarantors.

Set forth below are the condensed consolidated statements of financial position as of December 31, 2011, and the condensed consolidated statements of operations and cash flows for the year then ended for each of HII and the Subsidiary Guarantors in the aggregate:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Eliminations	Consolidated

($ in millions)
Sales and service revenues
Product sales	$0	$5,676	$0	$5,676
Service revenues	0	899	0	899

Total sales and service revenues	0	6,575	0	6,575

Cost of sales and service revenues
Cost of product sales	0	4,794	0	4,794
Cost of service revenues	0	757	0	757
General and administrative expenses	0	624	0	624
Goodwill impairment	0	290	0	290

Operating income (loss)	0	110	0	110
Interest expense	(89)	(15)	0	(104)
Equity in loss of subsidiaries	(36)	0	36	0

Earnings (loss) from operations before income taxes	(125)	95	36	6
Federal income taxes	(31)	131	0	100

Net earnings (loss)	$(94)	$(36)	$36	$(94)

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Year Ended December 31, 2011
	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Eliminations	Consolidated

($ in millions)

Assets
Current Assets
Cash and cash equivalents	$915	$0	$0	$915
Accounts receivable, net	0	711	0	711
Inventoried costs, net	0	380	0	380
Deferred income taxes	0	232	0	232
Prepaid expenses and other current assets	0	30	0	30

Total current assets	915	1,353	0	2,268

Property, plant, and equipment, net	0	2,033	0	2,033

Other Assets
Goodwill	0	844	0	844
Other purchased intangibles, net of accumulated amortization of $372 in 2011	0	567	0	567
Pension plan assets	0	64	0	64
Debt issuance costs	48	0	0	48
Miscellaneous other assets	0	177	0	177
Investment in subsidiaries	2,358	0	(2,358)	0
Intercompany receivables	0	692	(692)	0

Total other assets	2,406	2,344	(3,050)	1,700

Total assets	$3,321	$5,730	$(3,050)	$6,001

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION – CONTINUED

	Year Ended December 31, 2011
	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Eliminations	Consolidated

($ in millions, except per share amounts)
Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable	$0	$380	$0	$380
Current portion of long-term debt	29	0	0	29
Current portion of workers’ compensation liabilities	0	201	0	201
Accrued interest on notes payable to former parent	0	0	0	0
Current portion of postretirement plan liabilities	0	172	0	172
Accrued employees’ compensation	0	221	0	221
Advance payments and billings in excess of costs incurred	0	101	0	101
Provision for contract losses	0	19	0	19
Other current liabilities	26	223	0	249

Total current liabilities	55	1,317	0	1,372

Long-term debt	1,725	105	0	1,830
Other postretirement plan liabilities	0	581	0	581
Pension plan liabilities	0	936	0	936
Workers’ compensation liabilities	0	361	0	361
Deferred tax liabilities	0	0	0	0
Other long-term liabilities	0	49	0	49
Intercompany liabilities	669	23	(692)	0

Total liabilities	2,449	3,372	(692)	5,129

Commitments and Contingencies (Note 15)	—	—	—	—
Stockholders’ Equity
Common Stock, $.01 par value; 150,000,000 shares authorized; 48,821,563 issued and outstanding as of
December 31, 2011	0	0	0	0
Additional paid-in capital	972	3,284	(2,394)	1,862
Former parent’s equity in unit	0	0	0	0
Retained earnings (accumulated deficit)	(100)	(77)	36	(141)
Accumulated other comprehensive income (loss)	0	(849)	0	(849)

Total stockholders’ equity	872	2,358	(2,358)	872

Total liabilities and stockholders’ equity	$3,321	$5,730	$(3,050)	$6,001

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Eliminations	Consolidated

($ in millions)
Net cash provided by (used in) operating activities	$(47)	$575	$0	$528

Investing Activities
Additions to property, plant, and equipment	0	(197)	0	(197)

Net cash used in investing activities	0	(197)	0	(197)

Financing Activities
Proceeds from issuance of long-term debt	1,775	0	0	1,775
Repayment of long-term debt	(22)	0	0	(22)
Debt issuance costs	(54)	0	0	(54)
Repayment of notes payable to former parent and accrued interest	0	(954)	0	(954)
Dividend to former parent in connection with spin-off	(1,429)	0	0	(1,429)
Proceeds from stock option exercises and issuance of common stock	2	0	0	2
Net transfers from former parent	0	1,266	0	1,266
Cash sweep/funding by parent	690	(690)	0	0

Net cash provided by (used in) financing activities	962	(378)	0	584

Increase in cash and cash equivalents	915	0	0	915
Cash and cash equivalents, beginning of period	0	0	0	0

Cash and cash equivalents, end of period	$915	$0	$0	$915

23.	SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date through the financial statements issuance date for appropriate accounting and disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No information is required in response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, no change occurred in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

No information is required in response to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Executive Officers

Information regarding our executive officers may be found under Item 4A.

Audit Committee Financial Expert

The information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all of our employees, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics and Business Conduct can be found on our internet web site at www.huntingtoningalls.com under “Investor Relations—Corporate Governance—Highlights.” A copy of the Code of Ethics and Business Conduct is available to any stockholder who requests it by writing to: Huntington Ingalls Industries, Inc., c/o Office of the Secretary, 4101 Washington Avenue, Newport News, VA 23607. If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on our website.

The web site and information contained on it or incorporated in it are not intended to be incorporated in this report on Form 10-K or other filings with the Securities Exchange Commission.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information as to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners and management, and related stockholder matters will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Statements of Operations

Consolidated Statements of Financial Position

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders’ Equity

Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

      3. Exhibits

2.1	Separation and Distribution Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

3.2	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

4.1	Indenture, dated as of March 11, 2011, between Huntington Ingalls Industries, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 8 to Registration Statement on Form 10 filed on March 15, 2011).

4.2	Supplemental Indenture, dated as of March 30, 2011, among Huntington Ingalls Industries, Inc., the Guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on December 15, 2011).

4.3	Registration Rights Agreement, dated as of March 11, 2011, among Huntington Ingalls Industries, Inc and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, acting on behalf of themselves and as Representative of the Several Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on December 15, 2011).

10.1	Employee Matters Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.2	Insurance Matters Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.3	Intellectual Property License Agreement, dated as of March 29, 2011, between Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.4	Tax Matters Agreement, dated as of March 29, 2011, among Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.5	Transition Services Agreement, dated as of March 29, 2011, among Northrop Grumman Systems Corporation, Northrop Grumman Shipbuilding, Inc., Northrop Grumman Corporation (formerly New P, Inc.) and Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.6	Loan Agreement, dated as of May 1, 1999, between Ingalls Shipbuilding, Inc. and the Mississippi Business Finance Corporation relating to the Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project) Taxable Series 1999A due 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form 10 filed on November 24, 2010).

10.7	Indenture of Trust, dated as of May 1, 1999, between the Mississippi Business Finance Corporation and the First National Bank of Chicago, as Trustee, relating to the Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project) Taxable Series 1999A due 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form 10 filed on November 24, 2010).

10.8	Loan Agreement, dated as of December 1, 2006, between Northrop Grumman Ship Systems, Inc. and the Mississippi Business Finance Corporation relating to the Gulf Opportunity Zone Industrial Development Revenue Bonds (Northrop Grumman Ship Systems, Inc. Project), Series 2006 due 2028 (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form 10 filed on November 24, 2010).

10.9	Trust Indenture, dated as of December 1, 2006, between the Mississippi Business Finance Corporation and The Bank of New York Trust Company, N.A., as Trustee, relating to the Gulf Opportunity Zone Industrial Development Revenue Bonds (Northrop Grumman Ship Systems, Inc. Project), Series 2006 due 2028 (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form 10 filed on November 24, 2010).

10.10	Guaranty Agreement, dated as of May 1, 1999, between Litton Industries, Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 2 to Registration Statement on Form 10 filed on December 21, 2010).

10.11	Assumption of Guaranty of Litton Industries, Inc., dated as of January 1, 2003, by Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to Registration Statement on Form 10 filed on December 21, 2010).

10.12	Guaranty Agreement, dated as of December 1, 2006, between Northrop Grumman Corporation and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to Registration Statement on Form 10 filed on December 21, 2010).

10.13	Performance and Indemnity Agreement, dated as of March 30, 2011, between Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) relating to the Gulf Opportunity Zone Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2011).

10.14	Performance and Indemnity Agreement, dated as of March 30, 2011, between Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) relating to certain performance guarantees associated with certain U.S. Navy shipbuilding contracts (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2011).

10.15	Ingalls Guaranty Performance, Indemnity and Termination Agreement, dated as of March 29, 2011, among Huntington Ingalls Industries, Inc., Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2011).

10.16*	Huntington Ingalls Industries Supplemental Plan 2 (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.17*	Huntington Ingalls Industries ERISA Supplemental Plan (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.18*	Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.19*	Huntington Ingalls Industries Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.20*	Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.21*	Huntington Ingalls Industries Officers Retirement Account Contribution Plan (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.22*	HII Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.23*	Huntington Ingalls Industries Electronic Systems Executive Pension Plan (incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.24*	Huntington Ingalls Industries, Inc. Special Officer Retiree Medical Plan (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.25*	Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 8 to Registration Statement on Form 10 filed on March 15, 2011).

10.26*	The 2011 Incentive Compensation Plan of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.27	Credit Agreement, dated as of March 11, 2011, among Huntington Ingalls Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and Credit Suisse AG, as swingline lender (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 9 to Registration Statement on Form 10 filed on March 16, 2011).

10.28*	Terms and Conditions applicable to Non-Employee Director Stock Units Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.29*	Terms and Conditions Applicable to 2011 Restricted Performance Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.30*	Terms and Conditions Applicable to 2011 Restricted Stock Rights Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

10.31*	Terms and Conditions Applicable to 2011 Stock Options Granted Under the 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 4, 2011).

11.1	Computation of Per Share Earnings (provided in Note 5 of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share”).

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed on December 15, 2011).

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Position, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2012.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters C. Michael Petters	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2012

/s/ Barbara A. Niland Barbara A. Niland	Corporate Vice President, Business Management and Chief Financial Officer (Principal Financial Officer)	March 28, 2012

/s/ Douglass L. Fontaine II Douglass L. Fontaine II	Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2012

/s/ Thomas B. Fargo Thomas B. Fargo	Chairman	March 28, 2012

/s/ Robert F. Bruner Robert F. Bruner	Director	March 28, 2012

/s/ Artur G. Davis Artur G. Davis	Director	March 28, 2012

/s/ Anastasia D. Kelly Anastasia D. Kelly	Director	March 28, 2012

/s/ Paul D. Miller Paul D. Miller	Director	March 28, 2012

/s/ Thomas C. Schievelbein Thomas C. Schievelbein	Director	March 28, 2012

/s/ Karl M. von der Heyden Karl M. von der Heyden	Director	March 28, 2012