Form 10-Q
period 2012-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2012-05-09
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34910
 _____________________________________
HUNTINGTON INGALLS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________

DELAWARE	90-0607005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4101 Washington Avenue, Newport News, Virginia 23607
(Address of principal executive offices and zip code)
(757) 380-2000
(Registrant’s telephone number, including area code)
_____________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2012, 49,457,654 shares of common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2012	2011
Sales and service revenues
Product sales	$1,353	$1,466
Service revenues	215	218
Total sales and service revenues	1,568	1,684
Cost of sales and service revenues
Cost of product sales	1,152	1,253
Cost of service revenues	186	197
General and administrative expenses	150	149
Operating income (loss)	80	85
Other income (expense)
Interest expense	(30)	(15)
Earnings (loss) before income taxes	50	70
Federal income taxes	17	25
Net earnings (loss)	$33	$45

Basic earnings (loss) per share	$0.67	$0.92
Weighted-average common shares outstanding	49.0	48.8

Diluted earnings (loss) per share	$0.67	$0.92
Weighted-average diluted shares outstanding	49.5	48.8

Net earnings (loss) from above	$33	$45
Other comprehensive income (loss)
Change in unamortized benefit plan costs	24	28
Tax benefit (expense) on change in unamortized benefit plan costs	(9)	(11)
Other comprehensive income (loss), net of tax	15	17
Comprehensive income (loss)	$48	$62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31 2012	December 31 2011
Assets
Current Assets
Cash and cash equivalents	$551	$915
Accounts receivable, net	954	711
Inventoried costs, net	384	380
Deferred income taxes	235	232
Prepaid expenses and other current assets	32	30
Total current assets	2,156	2,268
Property, plant, and equipment, net	2,005	2,033
Other Assets
Goodwill	844	844
Other purchased intangibles, net of accumulated amortization of $377 in 2012 and $372 in 2011	562	567
Pension plan assets	64	64
Debt issuance costs	46	48
Long-term deferred tax asset	99	128
Miscellaneous other assets	48	49
Total other assets	1,663	1,700
Total assets	$5,824	$6,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) - CONTINUED

($ in millions, except per share amounts)	March 31 2012	December 31 2011
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$293	$380
Current portion of long-term debt	29	29
Current portion of workers’ compensation liabilities	201	201
Current portion of postretirement plan liabilities	172	172
Accrued employees’ compensation	189	221
Advance payments and billings in excess of costs incurred	118	101
Provision for contract losses	12	19
Other current liabilities	238	249
Total current liabilities	1,252	1,372
Long-term debt	1,822	1,830
Other postretirement plan liabilities	586	581
Pension plan liabilities	833	936
Workers’ compensation liabilities	362	361
Other long-term liabilities	51	49
Total liabilities	4,906	5,129
Commitments and Contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 49,445,957 issued and outstanding as of March 31, 2012; 48,821,563 issued and outstanding as of December 31, 2011	—	—
Additional paid-in capital	1,860	1,862
Retained earnings (deficit)	(108)	(141)
Accumulated other comprehensive income (loss)	(834)	(849)
Total stockholders’ equity	918	872
Total liabilities and stockholders’ equity	$5,824	$6,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2012	2011
Operating Activities
Net earnings (loss)	$33	$45
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	42	40
Amortization of purchased intangibles	5	5
Amortization of debt issuance costs	2	—
Stock-based compensation	8	4
Change in
Accounts receivable	(243)	(168)
Inventoried costs	5	(110)
Prepaid expenses and other assets	2	(38)
Accounts payable and accruals	(125)	(131)
Deferred income taxes	17	(33)
Retiree benefits	(75)	31
Other non-cash transactions, net	—	(9)
Net cash provided by (used in) operating activities	(329)	(364)
Investing Activities
Additions to property, plant, and equipment	(27)	(63)
Net cash provided by (used in) investing activities	(27)	(63)
Financing Activities
Proceeds from issuance of long-term debt	—	1,775
Repayment of long-term debt	(8)	—
Debt issuance costs	—	(50)
Repayment of notes payable to former parent and accrued interest	—	(954)
Dividend to former parent in connection with spin-off	—	(1,429)
Net transfers from (to) former parent	—	1,310
Net cash provided by (used in) financing activities	(8)	652
Change in cash and cash equivalents	(364)	225
Cash and cash equivalents, beginning of period	915	—
Cash and cash equivalents, end of period	$551	$225
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$4	$—
Cash paid for interest	$47	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three months ended March 31, 2012 and 2011 ($ in millions)	Former Parent's Equity in Unit	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2010	$1,933	$—	$—	$—	$(515)	$1,418
Net earnings (loss)	47	—	—	(2)	—	45
Dividend to former parent	(1,429)	—	—	—	—	(1,429)
Contributed surplus	(1,861)	—	1,861	—	—	—
Net transfers from (to) former parent	1,310	—	—	—	—	1,310
Additional paid-in capital	—	—	1	—	—	1
Other comprehensive income (loss), net of tax	—	—	—	—	17	17
Balance at March 31, 2011	$—	$—	$1,862	$(2)	$(498)	$1,362

Balance at December 31, 2011	$—	$—	$1,862	$(141)	$(849)	$872
Net earnings (loss)	—	—	—	33	—	33
Additional paid-in capital	—	—	(2)	—	—	(2)
Other comprehensive income (loss), net of tax	—	—	—	—	15	15
Balance at March 31, 2012	$—	$—	$1,860	$(108)	$(834)	$918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

For more than a century, Huntington Ingalls Industries, Inc. (“HII” or the “Company”) has been designing, building, overhauling and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. HII is organized into two operating segments, Ingalls and Newport News, which also represent its reportable segments. Through its Ingalls segment, HII is the sole supplier and builder of amphibious assault and expeditionary ships to the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the U.S. Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through its Newport News segment, HII is the nation's sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. HII is one of the nation's leading full-service providers for the design, engineering, construction, and life cycle support of major surface ship programs for the U.S. Navy. As prime contractor, principal subcontractor, team member or partner, HII participates in many high-priority U.S. defense technology programs. The Company conducts substantially all of its business with the U.S. Government, principally the Department of Defense (“DoD”).

On March 29, 2011, HII entered into a Separation and Distribution Agreement (the “Separation Agreement”) with its former parent company, Northrop Grumman Corporation (“Northrop Grumman”), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman.

Pursuant to the terms of the Separation Agreement, (i) Northrop Grumman completed a corporate reorganization to create a new holding company structure, (ii) HII and Northrop Grumman effected certain transfers of assets and assumed certain liabilities so that each of HII and Northrop Grumman retained both the assets of and liabilities associated with their respective businesses, (iii) subject to certain exceptions, all agreements, arrangements, commitments and undertakings, including all intercompany accounts payable or accounts receivable, including intercompany indebtedness and intercompany work orders between HII and Northrop Grumman, were terminated or otherwise satisfied, effective no later than March 31, 2011 (the “Distribution Date”), (iv) HII and Northrop Grumman agreed to share certain gains and liabilities and (v) on the Distribution Date, Northrop Grumman distributed, on a pro rata basis, all of the issued and outstanding shares of common stock of HII to Northrop Grumman's stockholders via a pro rata dividend (the “spin-off”). One share of HII common stock was distributed for every six shares of Northrop Grumman common stock held by a holder of Northrop Grumman common stock as of the record date for the distribution, March 30, 2011. The shares of common stock of HII began regular way trading on the New York Stock Exchange on March 31, 2011, under the ticker symbol “HII.”

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

In connection with the spin-off, HII entered into new borrowing arrangements designed to provide the Company with adequate liquidity and to fund a $1,429 million contribution to Northrop Grumman. Specifically, HII issued $1,200 million in senior notes and entered into the HII Credit Facility (“Credit Facility”) with third-party lenders that includes a $650 million revolver and a $575 million term loan. See Note 10: Debt. The spin-off from Northrop Grumman was a transaction under common control; therefore, no change in the historical basis of HII's assets or liabilities was recorded as part of the spin-off.

2. BASIS OF PRESENTATION

Principles of Consolidation - The unaudited condensed consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). All intercompany transactions and balances are eliminated in consolidation. For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year.

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management's long-standing practice to establish interim closing dates using a “fiscal” calendar, which requires the businesses to close their books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist for interim periods within a reporting year.

Accounting Estimates - The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended March 31, 2012 and 2011, net cumulative catch-up adjustments increased (decreased) operating income by $14 million and $(4) million, respectively, and diluted earnings per share by $0.18 and $(0.05), respectively.

3. ACCOUNTING STANDARDS UPDATES

Accounting standards updates issued but not effective until after March 31, 2012, are not expected to have a significant effect on the Company's consolidated financial position, results of operations or cash flows.

4. AVONDALE WIND DOWN

In July 2010, plans were announced to consolidate the Company's Ingalls operations by winding down and subsequently closing the Avondale, Louisiana facility in 2013 after completing LPD-class ships currently under construction at this facility. The Company intends to build future LPD-class ships in a single production line at the Company's Pascagoula, Mississippi facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity. HII expects to incur higher costs to complete ships currently under construction in Avondale due to anticipated reductions in productivity.

In connection with and as a result of the decision to wind down shipbuilding operations at the Avondale, Louisiana facility, the Company began incurring and paying related employee severance and incentive compensation liabilities and expenditures, asset retirement obligation liabilities that became reasonably estimable, and amounts owed for not meeting certain requirements under its cooperative endeavor agreement with the State of Louisiana. The Company anticipates that it will incur substantial other restructuring and facilities shutdown related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. These costs are expected to be allowable expenses under government accounting standards and thus should be recoverable in future years' overhead costs. These future costs could approximate $271 million, based on management's current estimate. Such costs should be recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with Federal Acquisition Regulation (“FAR”) provisions relating to the treatment of restructuring and shutdown related costs. The Company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts, and this submission is subject to review and acceptance by the U.S. Navy. The Defense Contract Audit Agency (“DCAA”), a DoD agency, prepared an initial audit report on the Company's cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. Accordingly, the DCAA did not accept the proposal as submitted. The Company has submitted a revised proposal to address the concerns of the DCAA and to reflect a revised estimated total cost of $271 million. Should the Company's revised proposal be challenged by the U.S. Navy, the Company would likely pursue prescribed dispute resolution alternatives to resolve the challenge. That process, however, would create uncertainty as to the timing and eventual allowability of the costs related to the wind down of the Avondale facility.

Ultimately, the Company anticipates these discussions with the U.S. Navy will result in an agreement that is substantially in accordance with management's cost recovery expectations. Accordingly, HII has treated these costs as allowable costs in determining the earnings performance on its contracts in process. The actual restructuring expenses related to the wind down may be greater than the Company's current estimate, and any inability to recover such costs could result in a material effect on the Company's consolidated financial position, results of operations or cash flows.

The Company also evaluated the effect that the wind down of the Avondale facilities might have on the benefit plans in which HII employees participate. HII determined that the potential impact of a curtailment in these plans was not material to its consolidated financial position, results of operations or cash flows.

The table below summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility during the three months ended March 31, 2011, and the three months ended March 31, 2012. These costs are comprised primarily of employee severance and retention and incentive bonuses. These amounts were capitalized in inventoried costs, and will be recognized as expenses in cost of product sales beginning in 2014.

($ in millions)	Compensation	Other Accruals	Total
Balance at December 31, 2010	$27	$39	$66
Accrual established	—	—	—
Payments	(4)	(36)	(40)
Adjustments	8	(3)	5
Balance at March 31, 2011	$31	$—	$31

Balance at December 31, 2011	$50	$—	$50
Accrual established	—	—	—
Payments	(4)	—	(4)
Adjustments	9	—	9
Balance at March 31, 2012	$55	$—	$55

5. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2012	2011
Net earnings (loss)	$33	$45

Weighted-average common shares outstanding	49.0	48.8
Net effect of dilutive stock options	0.2	—
Net effect of dilutive restricted stock rights	0.1	—
Net effect of dilutive restricted performance stock rights	0.2	—
Dilutive weighted-average common shares outstanding	49.5	48.8

Earnings (loss) per share - basic	$0.67	$0.92
Earnings (loss) per share - diluted	$0.67	$0.92

The diluted share amount presented above for the three months ended March 31, 2012, excludes the effects of 0.7 million shares that would have been antidilutive. Of these shares, 0.2 million shares relate to stock options and 0.5 million shares relate to restricted stock rights (“RSRs”).

Also excluded from the diluted share amount presented above for the three months ended March 31, 2012, are potentially dilutive shares related to Restricted Performance Stock Right (“RPSRs”) to the extent that the performance conditions have not been satisfied. RPSRs are only included in the calculation of diluted shares when performance targets are achieved based on actual results at the end of each reporting period. As of March 31, 2012, 0.6 million RPSRs were outstanding and subject to continued performance targets with ultimate vesting between 48% and 182% of this number to the extent that performance conditions are satisfied. As of March 31, 2012, based on the Company's estimate of achievement of performance targets, 0.4 million of these RPSRs were excluded from the diluted share amount. As of March 31, 2012, 1.0 million RPSRs issued under the Huntington Ingalls Industries, Inc. 2011 Long Term Incentive Stock Plan were outstanding with ultimate vesting between 0% and 200% of this number to the extent that performance conditions are satisfied. As of March 31, 2012, the minimum performance target under these awards had not been satisfied and therefore these shares are excluded from the calculation of diluted shares.

On March 30, 2011, the record date of the stock distribution associated with the spin-off, approximately 48.8 million shares of $0.01 par value HII common stock were distributed to Northrop Grumman stockholders. This share amount was utilized for the calculation of basic and diluted earnings per common share for the three months ended March 31, 2011, and all prior periods, as no common stock of the Company existed prior to March 30, 2011, and the impact of dilutive securities in the three months ended March 31, 2011, was not meaningful.

6. SEGMENT INFORMATION

The Company is organized into two reportable segments: Ingalls and Newport News. The following table presents segment results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
($ in millions)	2012	2011
Sales and Service Revenues
Ingalls	$692	$761
Newport News	895	940
Intersegment eliminations	(19)	(17)
Total sales and service revenues	$1,568	$1,684
Operating Income (Loss)
Ingalls	$20	$17
Newport News	81	67
Total Segment Operating Income (Loss)	101	84
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(17)	(4)
Deferred state income taxes	(4)	5
Total operating income (loss)	$80	$85

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards (“CAS”).

7. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	March 31, 2012	December 31, 2011
Production costs of contracts in process	$363	$402
General and administrative expenses	14	15
	377	417
Progress payments received	(76)	(118)
	301	299
Raw material inventory	83	81
Total inventoried costs, net	$384	$380

8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year, or when evidence of potential impairment exists. Goodwill is tested for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

Accumulated goodwill impairment losses at both March 31, 2012, and December 31, 2011, were $2,780 million. The accumulated goodwill impairment losses for Ingalls at both March 31, 2012, and December 31, 2011, were $1,568 million. The accumulated goodwill impairment losses for Newport News at both March 31, 2012, and December 31, 2011, were $1,212 million.

Purchased Intangible Assets

The table below summarizes the Company's aggregate purchased intangible assets, all of which are contract or program related intangible assets.

($ in millions)	March 31 2012	December 31 2011
Gross carrying amount	$939	$939
Accumulated amortization	(377)	(372)
Net carrying amount	$562	$567

The Company's remaining purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine contract intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Aggregate amortization expense was $5 million for each of the three months ended March 31, 2012 and 2011.

Expected amortization for purchased intangibles is approximately $20 million annually for the next five years.

9. INCOME TAXES

The Company's earnings are entirely domestic and its effective tax rate on earnings from operations for the three months ended March 31, 2012 and 2011, was 34.0% and 35.7%, respectively. The Company's effective tax rate differs from the federal statutory rate as a result of nondeductible expenditures, the research and development credit and the domestic manufacturing deduction.

For current state income tax purposes, the stand-alone tax amounts have been computed as if they were allowable costs under the terms of the Company's existing contracts in the applicable period and, accordingly, are included in general and administrative expenses.

Net deferred tax assets as presented in the unaudited condensed consolidated statements of financial position are as follows:

($ in millions)	March 31 2012	December 31 2011
Net current deferred tax assets	$235	$232
Net non-current deferred tax assets	99	128
Total net deferred tax assets	$334	$360

10. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31 2012	December 31 2011
Term loan due March 30, 2016	$546	$554
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,851	1,859
Less current portion	29	29
Long-term debt, net of current portion	$1,822	$1,830

Credit Facility - In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate (“LIBOR”) plus a spread based upon the Company's leverage ratio. The current spread as of March 31, 2012, was 2.5% and may vary between 2.0% and 3.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of March 31, 2012, was 0.5% and may vary between 0.35% and 0.5%. As of March 31, 2012, approximately $137 million of letters of credit were issued but undrawn, and the remaining $513 million was unutilized.

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

Senior Notes - In connection with the spin-off, the Company issued $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021, in a private offering, at par, under an indenture dated March 11, 2011, between HII and The Bank of New York Mellon, as trustee. Pursuant to the terms of the registration rights agreement entered into in connection with the issuance of these senior notes, the Company completed on February 3, 2012, an exchange of $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021, that are registered under the Securities Act of 1933, as amended, for all of the then outstanding unregistered senior notes.

Mississippi Economic Development Revenue Bonds - As of March 31, 2012, the Company had $83.7 million outstanding from the issuance of Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of March 31, 2012, the Company had $$21.6

million outstanding from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (“GO Zone IRBs”) issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of March 31, 2012.

The estimated fair value of the Company's total long-term debt, including current portions, at March 31, 2012 and December 31, 2011, was $1,968 million and $1,864 million, respectively. The fair value of the total long-term debt was calculated based on recent trades for most of the Company's debt instruments or based on interest rates prevailing on debt with substantially similar risks, terms and maturities.

11. BUSINESS ARRANGEMENTS

HII periodically enters into business arrangements with non-affiliated entities. These arrangements generally consist of business ventures designed to deliver collective capabilities that would not have been available to the venture's participants individually, and provide a single point of contact during contract performance to the entity's principal customer. In some arrangements, each equity participant receives a subcontract from the business venture for a pre-determined scope of work. In other cases, the arrangements rely primarily on the assignment of key personnel to the venture from each equity participant rather than subcontracts for a specific work scope. Based on the terms of these arrangements and the relevant GAAP related to consolidation accounting for such entities, the Company does not consolidate the financial position, results of operations and cash flows of these entities into its unaudited condensed consolidated financial statements, but accounts for them under the equity method. HII has recorded operating income related to earnings from equity method investees of $2 million and $4 million in its results of operations within the cost of service revenues for the three months ended March 31, 2012 and 2011, respectively. To the extent HII acts as a subcontractor in these arrangements, HII's subcontract activities are recorded in the same manner as sales to non-affiliated entities.

In May 2007, the Company signed a joint venture agreement with Fluor Federal Services, Inc. and Honeywell International Inc. for a nominal initial investment, whereby Savannah River Nuclear Solutions, LLC (“SRNS”) was formed to manage and operate the Savannah River Site for the Department of Energy and the National Nuclear Security Administration. As of March 31, 2012, and December 31, 2011, the Company's ownership interest was approximately 34%, with carrying amounts of $5 million and $6 million, respectively. The investment in SRNS is being accounted for using the equity method and the total investment is classified as miscellaneous other assets in the Company's unaudited condensed consolidated statements of financial position. During the three months ended March 31, 2012 and 2011, the Company received cash dividends from SRNS in the amounts of $3 million and zero, respectively, which were recorded as reductions in the Company's investment in SRNS.

The following table presents summarized financial information for the Company's equity method investments:

Results of Operations

	Three Months Ended March 31
($ in millions)	2012	2011
Sales and services revenues	$321	$402
Operating income	8	14
Net earnings	8	14

12. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification 450 Contingencies, the Company has accrued for losses associated with investigations, claims and litigation when, and to the extent that, loss amounts related to the investigations, claims and litigation are probable and can be reasonably estimated.  The actual losses that might be incurred to resolve such investigations, claims and litigation may be higher or lower than the amounts accrued. For matters where a material loss is probable or reasonably possible and the amount of loss cannot be reasonably estimated, but the Company is able to reasonably estimate a range of possible losses, such estimated range is required to be disclosed in these notes. This estimated range would be based on information currently available to the Company and would involve elements of judgment and significant uncertainties. This estimated range of possible loss would not represent the Company's maximum possible loss exposure. For matters as to which the Company is not able to reasonably estimate a possible loss or range of loss, the Company is required to indicate the reasons why it is unable to estimate the possible loss or range of loss. For matters not specifically described in these notes, the Company does not believe, based on information currently available to it, that it is reasonably possible that the liabilities, if any, arising from such investigations, claims and litigation will have a material effect on its consolidated financial position, results of operations or cash flows. The Company has, in certain cases, provided disclosure regarding certain matters for which the Company believes at this time that the likelihood of material loss is remote.

False Claims Act Complaint - On January 31, 2011, the U. S. Department of Justice first informed the Company through Northrop Grumman of a False Claims Act complaint that the Company believes was filed under seal by one or more plaintiff(s) (relator(s)) in mid-2010 in the United States District Court for the District of Columbia. The redacted copy of the complaint that the Company received (“Complaint”) alleges that through largely unspecified fraudulent means, Northrop Grumman and the Company obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the Company were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys' fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

The Company has agreed to cooperate with the government investigation relating to the False Claims Act Complaint. Until the case is unsealed, the Company will not know the Department of Justice's decision on intervention. Based upon a review to date of the information available to the Company, the Company believes that it has substantive defenses to the allegations in the Complaint. The Company believes that the claims as set forth in the Complaint evidence a fundamental lack of understanding of the terms and conditions in the Company's shipbuilding contracts, including the post-Katrina modifications to those contracts, and the manner in which the parties performed in connection with the contracts. Based upon a review to date of the information available to the Company, the Company believes that the claims as set forth in the Complaint lack merit and will not result in a material effect on its consolidated financial position, results of operations or cash flows. The Company intends vigorously to defend the matter, but the Company cannot predict what new or revised claims might be asserted or what information might come to light and can give no assurances regarding the ultimate outcome.

U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material effect on the Company because of its reliance on government contracts.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the "vessels") based on alleged "hull buckling and shaft alignment problems" and alleged "nonconforming topside equipment" on the vessels. The Company submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised Integrated Coast Guard Systems, LLC ("ICGS"), which was formed by the Company and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the Company and one of its subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against us, ICGS, and Lockheed Martin Corporation relating to the vessel conversion effort. Damages under the False Claims Act are subject to trebling. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011, dismissing the relator's remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit. The parties filed their respective briefs and are awaiting further proceedings with the Fifth Circuit. The Company does not believe that this litigation will have a material effect on its consolidated financial position, results of operations or cash flows, but the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases filed in numerous jurisdictions around the country, wherein former and current employees and various third-party persons allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. Although the Company believes the ultimate resolution of these cases will not have a material effect on its consolidated financial position, results of operations or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Litigation - Various claims and legal proceedings arise in the ordinary course of business and are pending against the Company and its properties. Although the Company believes that the resolution of any of these various claims and legal proceedings will not have a material effect on its consolidated financial position, results of operations or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

13. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2012, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services as described in Note 11: Business Arrangements. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of March 31, 2012, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Quality Issues - In 2009, the Company received notice of an investigation regarding work performed by its Ingalls shipyards on the LPD class of ships and, following the discovery of leaks in the LPD-17 USS San Antonio's lube oil system, performed a review of the design, engineering and production processes at Ingalls. As a result, the Company became aware of quality issues relating to certain pipe welds on ships under production at Ingalls at the time, as well as ships that had previously been delivered. Since that discovery, the Company has been working with its customer to determine the nature and extent of the pipe weld issue and its possible impact on related shipboard systems. This effort has resulted in the preparation of a technical analysis of the problem, additional inspections on the ships, a rework plan for ships previously delivered and in various stages of production, and modifications to the work plans for ships being placed into production, all of which has been done with the knowledge and support of the U.S. Navy. Incremental costs associated with the anticipated resolution of these matters that are the responsibility of the Company have been reflected in the financial performance analysis and contract booking rates since the second quarter of 2009.

In the fourth quarter of 2009, certain bearing wear and debris were found in the lubrication system of the Main Propulsion Diesel Engines (“MPDE”) installed on LPD-21. The Company is participating with the U.S. Navy and other industry participants involved with the MPDEs in a review panel to examine the MPDE lubrication system's design, construction, operation and maintenance for the LPD-17 San Antonio-class of ships. To date, the review has identified several potential system improvements for increasing the reliability of the system. Certain changes are being implemented on ships currently under construction. Incremental costs that the Company anticipates incurring in connection with the resolution of these matters have been reflected in the financial performance analysis and contract booking rates of the relevant contracts.

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

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (“PRP”) by the Environmental Protection Agency, or similarly designated by another environmental agency, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2012, the probable future cost for environmental remediation is $3 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may have to incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2012, there were $137 million of standby letters of credit issued but undrawn and $297 million of surety bonds outstanding related to HII.

U.S. Government Claims - From time to time, the U.S. Government advises the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the Company and U.S. Government representatives engage in discussions to enable HII to evaluate the merits of these claims as well as to assess the amounts being claimed. The Company does not believe that the outcome of any such matters will have a material effect on its consolidated financial position, results of operations, or cash flows.

14. IMPACTS FROM HURRICANES

In August 2005, the Company's Ingalls operations were significantly impacted by Hurricane Katrina, and the Company's shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the Company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. At the time of the storm, the Company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The Company has recovered a portion of its Hurricane Katrina claim, including $62 million in recovery of lost profits in 2007. In November 2011, the Company recovered an additional $18.8 million from Munich-American Risk Partners (“Munich Re”), one of its two remaining insurers with which a resolution had not been reached, in connection with settlement of an arbitration proceeding. The Company expects that its remaining claim will be resolved separately with the remaining insurer, Factory Mutual Insurance Company (“FM Global”). See Note 15: Hurricane Katrina Insurance Recoveries.

The Company has full entitlement to any insurance recoveries related to business interruption impacts on net profitability resulting from these hurricanes. However, because of uncertainties concerning the ultimate determination of recoveries related to business interruption claims, in accordance with Company policy no such amounts are recognized until the underlying claims are resolved with the insurers. Furthermore, due to the uncertainties with respect to the Company's disagreement with FM Global in relation to the Hurricane Katrina claim, no receivables for insurance recoveries from FM Global have been recognized by the Company in its unaudited condensed consolidated financial statements.

In accordance with U.S. Government cost accounting regulations affecting the majority of the Company's contracts, the cost of insurance premiums for property damage and business interruption coverage, other than “coverage of profit,” is an allowable expense that may be charged to contracts. Because a substantial portion of the Company's long-term contracts is flexibly-priced, the U.S. Government customer would benefit from a portion of insurance recoveries in excess of the net book value of damaged assets and clean-up and restoration costs paid by the Company. When such insurance recoveries occur, the Company is obligated to return a portion of these amounts to the U.S. Government. The U.S. Navy has verbally expressed its intention to challenge the allowability of certain post-Katrina depreciation costs charged or expected to be charged on contracts under construction in the Ingalls shipyards. It is premature to estimate the amount, if any, that the U.S. Navy will ultimately challenge. The Company believes that all of the replacement costs are recoverable under its insurance coverage and the amounts in question are included in the insurance claim. However, if HII is unsuccessful in its insurance recovery, the Company believes there are specific rules in the CAS and FAR that would still render the depreciation on those assets allowable and recoverable through its contracts with the U.S. Navy. The Company believes that its depreciation practices are in conformity with the FAR, and, if the U.S. Navy were to challenge the allowability of such costs, the Company will be able to successfully resolve this matter with no material impact to its consolidated financial position, results of operations or cash flows.

15. HURRICANE KATRINA INSURANCE RECOVERIES

The Company is pursuing legal action against an insurance provider, FM Global, arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. See Note 14: Impacts from Hurricanes. The case was commenced against FM Global on November 4, 2005, and is now pending in the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal, the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its "Flood" exclusion and remanded the case to the District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy, even if the Flood exclusion of the policy is unambiguous. In August 2010, the District Court granted FM Global's motion for summary judgment based upon California's doctrine of efficient proximate cause and denied FM Global's motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the Company sustained wind damage apart from the hurricane storm surge. In September 2011, the District Court granted FM Global's motion for summary judgment to dismiss Northrop Grumman's claims for bad faith damages and for contract reformation. The Company intends to continue to pursue the breach of contract action against FM Global. In addition, in January 2011, Northrop Grumman, as the Company's predecessor-in-interest, filed suit against Aon, which acted as the Company's broker in connection with the policy with FM Global, in Superior Court in California, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as for declaratory relief. No assurances can be made as to the ultimate outcome of these matters. If, however, either of these claims is successful, the potential impact to the Company's consolidated financial position, results of operations and cash flows would be favorable.

16. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension and postretirement benefit plans and defined contribution pension benefit plans to eligible employees.

The cost of the Company's defined benefit plans and other postretirement plans for the three months ended March 31, 2012 and 2011, was as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
($ in millions)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$33	$31	$4	$4
Interest cost	53	50	9	10
Expected return on plan assets	(67)	(66)	—	—
Amortization of prior service cost (credit)	3	3	(2)	(2)
Amortization of net actuarial loss (gain)	20	8	2	2
Net periodic benefit cost	$42	$26	$13	$14

The Company's cash contributions for the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31
($ in millions)	2012	2011
Pension plans
Minimum (a)	$80	$—
Discretionary
Qualified	41	—
Non-qualified	1	1
Other benefit plans	5	9
Total contributions	$127	$10

(a) Qualified pension plans only.

The Company expects its full year 2012 cash contributions to its qualified defined benefit pension plans to be approximately $212 million ($149 million minimum; $63 million discretionary). In 2011, the Company made no contributions to its qualified defined benefit pension plans.

Accumulated comprehensive income (loss) consists of two components: net earnings (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of March 31, 2012, and December 31, 2011, was comprised of unamortized benefit plan costs of $834 million (net of tax benefits of $544 million) and $849 million (net of tax benefits of $553 million), respectively.

17. STOCK COMPENSATION PLANS

The Company did not grant any stock options during the three months ended March 31, 2012.

A summary of the status of the Company's stock option awards at March 31, 2012, is presented below:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at March 31, 2012	1,490	$34.19	2.8	10
Exercisable at March 31, 2012	1,354	$34.37	2.6	10

In the three months ended March 31, 2012, the Company issued new equity awards as follows:

Restricted Performance Stock Rights - On February 27, 2012, the Company granted 0.6 million rights at a share price of $35.92. These rights are subject to cliff vesting based on service over 2 years and 10 months from the date of grant, as well as the achievement of performance based targets at the end of the same period. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grant will ultimately vest.

Stock Rights - On January 3, 2012, the Company granted an aggregate of 6,000 stock rights to its non-employee directors. The stock rights are fully vested on the grant date. Shares to settle vested stock rights are issued at the end of the non-employee directors' respective board terms.

A summary of the status of the Company's outstanding stock awards at March 31, 2012 is presented below:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	2,636	$38.93	1.9

Compensation Expense

Total stock-based compensation recorded by HII for the value of the awards granted to Company employees and non-employee members of the Board of Directors for the three months ended March 31, 2012 and 2011, was $8 million and $8 million, respectively.

Tax benefits recognized in the unaudited condensed consolidated statements of operations for stock-based compensation during the three months ended March 31, 2012 and 2011, were $4 million and $4 million, respectively.

Unrecognized Compensation Expense

At March 31, 2012 and 2011, there was less than $1 million and $1 million, respectively, of unrecognized compensation expense related to unvested stock option awards, which will be recognized over a weighted average period of 0.9 years and 1.6 years, respectively.

In addition, at March 31, 2012, there was $17 million of unrecognized compensation expense associated with the 2011 RSRs, which will be recognized over a period of two years, and $42 million of unrecognized expense associated with the RPSRs, which will be recognized over a weighted average period of 1.9 years.

18. RELATED PARTY TRANSACTIONS AND FORMER PARENT COMPANY EQUITY

Allocation of General Corporate Expenses - Pre-Spin-Off

The unaudited condensed consolidated financial statements for the period from January 1, 2011, to March 30, 2011, the date of the spin-off, reflect an allocation of general corporate expenses from Northrop Grumman. These costs were historically allocated to HII's contracts, unless prohibited by the FAR, and generally fall into one of the following categories:

Northrop Grumman management and support services - This category includes costs for functions such as human resources, treasury, risk management, internal audit, finance, tax, legal, executive office and other administrative support. Human resources, employee benefits administration, treasury and risk management were generally allocated to the Company based on relative gross payroll dollars; internal audit was generally allocated based on audit hours incurred related to the Company; and the remaining costs were generally allocated using a three-factor-formula that considered the Company's relative amounts of revenues, payroll and average asset balances as compared to the total value of these factors for all Northrop Grumman entities utilizing these support services (the “Three Factor Formula”). The unaudited condensed consolidated financial statements include Northrop Grumman management and support services allocations totaling $32 million for the three months ended March 31, 2011.

Shared services and infrastructure costs - This category includes costs for functions such as information technology support, systems maintenance, telecommunications, procurement and other shared services while HII was a subsidiary of Northrop Grumman. These costs were generally allocated to the Company using the Three Factor Formula or based on usage. The unaudited condensed consolidated statements of operations reflect shared services and infrastructure costs allocations totaling $80 million for the three months ended March 31, 2011.

Northrop Grumman-provided benefits - This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, incentive compensation and other benefits. These costs were generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. The unaudited condensed consolidated financial statements include Northrop Grumman-provided benefits allocations totaling $193 million for the three months ended March 31, 2011.

Management believes that the methods of allocating these costs are reasonable, consistent with past practices, and in conformity with cost allocation requirements of CAS or the FAR.

Northrop Grumman Transitional Services - Post-Spin-Off

In connection with the spin-off, HII entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provides HII with certain services for a limited time to help ensure an orderly transition following the spin-off.

Under the Transition Services Agreement, Northrop Grumman provides certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services to HII at cost. The original term of the Transition Services Agreement ended on March 31, 2012, but a limited number of these services have been extended for a period of approximately six months to allow for information systems transition. For the three months ended March 31, 2012, costs incurred for these services under the Transition Services Agreement were approximately $11 million. For the three months ended March 31, 2011, costs incurred for these services under the Transition Services Agreement were not material.

Related Party Sales and Cost of Sales

Prior to the spin-off, HII purchased and sold certain products and services from and to other Northrop Grumman businesses. Purchases of products and services from these affiliated entities, which were recorded at cost, were $44 million for the three months ended March 31, 2011. Sales of products and services to these entities were $1 million for the three months ended March 31, 2011.

Notes Payable to Former Parent

Immediately prior to the spin-off on March 30, 2011, the Company had $715 million of outstanding promissory notes payable on demand to Northrop Grumman, including $537 million aggregate principal amount of 5% notes that were issued in conjunction with Northrop Grumman's purchase of Newport News Shipbuilding in 2001 and $178 million aggregate principal amount of 4.55% notes that were issued in connection with the anticipated spin-off to purchase $178 million of the GO Zone IRBs. These notes were originally issued in an aggregate principal amount of $200 million. See Note 10: Debt. Accrued and unpaid interest totaled $248 million as of March 31, 2011. Intercompany interest expense is included in interest expense in the unaudited condensed consolidated statements of operations in the amount of $9 million for the three months ended March 31, 2011. As of March 31, 2012, no borrowing or lending relationship existed between Northrop Grumman and HII.

Former Parent's Equity in Unit

Transactions between HII and Northrop Grumman prior to the spin-off have been included in the unaudited condensed consolidated financial statements and were effectively settled for cash at the time the transaction was recorded. The net effect of the settlement of these transactions is reflected as Former Parent's Equity in Unit in the unaudited condensed consolidated statement of changes in equity.

19. Subsidiary Guarantors
Performance of the Company's obligations under the senior notes, including any repurchase obligations resulting from a change of control, is unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future domestic restricted subsidiaries that guarantees debt under the Credit Facility (the "Subsidiary Guarantors"). The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII.
Set forth below are the unaudited condensed consolidating statements of financial position as of March 31, 2012, and December 31, 2011, and the unaudited condensed consolidating statements of operations and cash flows for the three months ended March 31, 2012 and 2011, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries:

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,353	$—	$—	$1,353
Service revenues	—	215	1	(1)	215
Total sales and service revenues	—	1,568	1	(1)	1,568
Cost of sales and service revenues
Cost of product sales	—	1,152	—	—	1,152
Cost of service revenues	—	186	1	(1)	186
General and administrative expenses	—	150	—	—	150
Operating income (loss)	—	80	—	—	80
Interest expense	(28)	(2)	—		(30)
Equity in earnings (loss) of subsidiaries	51	—	—	(51)	—
Earnings (loss) before income taxes	23	78	—	(51)	50
Federal income taxes	(10)	27	—	—	17
Net earnings (loss)	$33	$51	$—	$(51)	$33

Net earnings (loss) from above	$33	$51	$—	$(51)	$33
Other comprehensive income (loss)
Change in unamortized benefit plan costs	—	24	—	—	24
Tax benefit (expense) on change in unamortized benefit plan costs	—	(9)	—	—	(9)
Other comprehensive income (loss), net of tax	—	15	—	—	15
Comprehensive income (loss)	$33	$66	$—	$(51)	$48

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)

	Three Months Ended March 31, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,466	$—	$—	$1,466
Service revenues	—	218	—	—	218
Total sales and service revenues	—	1,684	—	—	1,684
Cost of sales and service revenues
Cost of product sales	—	1,253	—	—	1,253
Cost of service revenues	—	197	—	—	197
General and administrative expenses	—	149	—	—	149
Operating income (loss)	—	85	—	—	85
Interest expense	—	(15)	—		(15)
Equity in earnings (loss) of subsidiaries	45	—	—	(45)	—
Earnings (loss) before income taxes	45	70	—	(45)	70
Federal income taxes	—	25	—	—	25
Net earnings (loss)	$45	$45	$—	$(45)	$45

Net earnings (loss) from above	$45	$45	$—	$(45)	$45
Other comprehensive income (loss)
Change in unamortized benefit plan costs	—	28	—	—	28
Tax benefit (expense) on change in unamortized benefit plan costs	—	(11)	—	—	(11)
Other comprehensive income (loss), net of tax	—	17	—	—	17
Comprehensive income (loss)	$45	$62	$—	$(45)	$62

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31, 2012
($ in millions, except per share amounts)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$526	$1	$24	$—	$551
Accounts receivable, net	—	954	—	—	954
Inventoried costs, net	—	384	—	—	384
Deferred income taxes	—	235	—	—	235
Prepaid expenses and other current assets	—	32	—	—	32
Total current assets	526	1,606	24	—	2,156
Property, plant, and equipment, net	—	2,005	—	—	2,005
Other Assets
Goodwill	—	844	—	—	844
Other purchased intangibles, net of accumulated amortization of $377 in 2012	—	562	—	—	562
Pension plan asset	—	64	—	—	64
Debt issuance costs	46	—	—	—	46
Miscellaneous other assets	—	147	—	—	147
Investment in subsidiaries	2,423	—	—	(2,423)	—
Intercompany receivables	—	355	—	(355)	—
Total other assets	2,469	1,972	—	(2,778)	1,663
Total assets	$2,995	$5,583	$24	$(2,778)	$5,824

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$269	$24	$—	$293
Current portion of long-term debt	29	—	—	—	29
Current portion of workers’ compensation liabilities	—	201	—	—	201
Current portion of postretirement plan liabilities	—	172	—	—	172
Accrued employees’ compensation	—	189	—	—	189
Advance payments and billings in excess of costs incurred	—	118	—	—	118
Provision for contract losses	—	12	—	—	12
Other current liabilities	5	233	—	—	238
Total current liabilities	34	1,194	24	—	1,252
Long-term debt	1,717	105	—	—	1,822
Other postretirement plan liabilities	—	586	—	—	586
Pension plan liabilities	—	833	—	—	833
Workers’ compensation liabilities	—	362	—	—	362
Other long-term liabilities	—	51	—	—	51
Intercompany liabilities	326	29	—	(355)	—
Total liabilities	2,077	3,160	24	(355)	4,906
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 49,445,957 issued and outstanding as of March 31, 2012	—	—	—	—	—
Additional paid-in capital	949	3,283	—	(2,372)	1,860
Retained earnings (deficit)	(31)	(26)	—	(51)	(108)
Accumulated other comprehensive income (loss)	—	(834)	—	—	(834)
Total stockholders’ equity	918	2,423	—	(2,423)	918
Total liabilities and stockholders’ equity	$2,995	$5,583	$24	$(2,778)	$5,824

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	December 31, 2011
($ in millions, except per share amounts)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$915	$—	$—	$—	$915
Accounts receivable, net	—	711	—	—	711
Inventoried costs, net	—	380	—	—	380
Deferred income taxes	—	232	—	—	232
Prepaid expenses and other current assets	—	30	—	—	30
Total current assets	915	1,353	—	—	2,268
Property, plant, and equipment, net	—	2,033	—	—	2,033
Other Assets
Goodwill	—	844	—	—	844
Other purchased intangibles, net of accumulated amortization of $377 in 2012	—	567	—	—	567
Pension plan asset	—	64	—	—	64
Debt issuance costs	48	—	—	—	48
Miscellaneous other assets	—	177	—	—	177
Investment in subsidiaries	2,358	—	—	(2,358)	—
Intercompany receivables	—	692	—	(692)	—
Total other assets	2,406	2,344	—	(3,050)	1,700
Total assets	$3,321	$5,730	$—	$(3,050)	$6,001

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$380	$—	$—	$380
Current portion of long-term debt	29	—	—	—	29
Current portion of workers’ compensation liabilities	—	201	—	—	201
Current portion of postretirement plan liabilities	—	172	—	—	172
Accrued employees’ compensation	—	221	—	—	221
Advance payments and billings in excess of costs incurred	—	101	—	—	101
Provision for contract losses	—	19	—	—	19
Other current liabilities	26	223	—	—	249
Total current liabilities	55	1,317	—	—	1,372
Long-term debt	1,725	105	—	—	1,830
Other postretirement plan liabilities	—	581	—	—	581
Pension plan liabilities	—	936	—	—	936
Workers’ compensation liabilities	—	361	—	—	361
Other long-term liabilities	—	49	—	—	49
Intercompany liabilities	669	23	—	(692)	—
Total liabilities	2,449	3,372	—	(692)	5,129
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 49,445,957 issued and outstanding as of March 31, 2012	—	—	—	—	—
Additional paid-in capital	972	3,284	—	(2,394)	1,862
Retained earnings (deficit)	(100)	(77)	—	36	(141)
Accumulated other comprehensive income (loss)	—	(849)	—	—	(849)
Total stockholders’ equity	872	2,358	—	(2,358)	872
Total liabilities and stockholders’ equity	$3,321	$5,730	$—	$(3,050)	$6,001

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(43)	$(310)	$24	$—	$(329)
Investing Activities
Additions to property, plant, and equipment	—	(27)	—	—	(27)
Net cash provided by (used in) investing activities	—	(27)	—	—	(27)
Financing Activities
Repayment of long-term debt	(8)	—	—	—	(8)
Cash sweep/funding by parent	(338)	338	—	—	—
Net cash provided by (used in) financing activities	(346)	338	—	—	(8)
Change in cash and cash equivalents	(389)	1	24	—	(364)
Cash and cash equivalents, beginning of period	915	—	—	—	915
Cash and cash equivalents, end of period	$526	$1	$24	$—	$551

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3	$(367)	$—	$—	$(364)
Investing Activities
Additions to property, plant, and equipment	—	(63)	—	—	(63)
Net cash provided by (used in) investing activities	—	(63)	—	—	(63)
Financing Activities
Proceeds from issuance of long-term debt	1,775	—	—	—	1,775
Debt issuance costs	(50)	—	—	—	(50)
Repayment of notes payable to former parent and accrued interest	—	(954)	—	—	(954)
Dividend to former parent in connection with spin-off	(1,429)	—	—	—	(1,429)
Net transfers from (to) former parent	—	1,310	—	—	1,310
Cash sweep/funding by parent	(74)	74	—	—	—
Net cash provided by (used in) financing activities	222	430	—	—	652
Change in cash and cash equivalents	225	—	—	—	225
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$225	$—	$—	$—	$225

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Spin-Off

On March 31, 2011, Northrop Grumman Corporation (“Northrop Grumman”) completed the spin-off of Huntington Ingalls Industries, Inc. (herein referred to as "HII", the "Company", "we", "us", or "our" and, as the context requires, including our predecessor business as a subsidiary of Northrop Grumman) from Northrop Grumman, following which we became an independent, publicly-owned company. To complete the spin-off, Northrop Grumman distributed to its stockholders of record on March 30, 2011, the record date for the distribution, all shares of our common stock held by Northrop Grumman. Northrop Grumman stockholders received one share of HII common stock for every six shares of Northrop Grumman common stock they held. As an independent, publicly-owned company, we own and operate the legacy Northrop Grumman shipbuilding business. We entered into a series of agreements with Northrop Grumman, including the Separation and Distribution Agreement and other agreements, which govern the relationship between Northrop Grumman and us subsequent to the spin-off and provide for the allocation between Northrop Grumman and us of various assets, liabilities and obligations, including employee benefits, intellectual property, insurance and tax related assets and liabilities.

Our Business

For more than a century, we have designed, built, overhauled and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. We build more ships, in more ship types and classes, than any other U.S. naval shipbuilder. HII is organized into two operating segments, Ingalls and Newport News, which represent our reportable segments. Through our Ingalls segment, we are the sole supplier and builder of amphibious assault and expeditionary ships to the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the U.S. Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation's sole industrial designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. We are one of the nation's leading full-service providers for the design, engineering, construction, and life cycle support of major surface ship programs for the U.S. Navy. We conduct substantially all of our business with the U.S. Government, principally the Department of Defense (“DoD”). As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, we consider the policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting and goodwill;

•	Litigation, commitments and contingencies;

•	Retirement related plans; and

•	Workers' compensation.

As of March 31, 2012, there had been no material changes to the above critical accounting policies since the year ended December 31, 2011.

Contracts

We generate the majority of our business from long-term government contracts for design, production and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the Federal Acquisition Regulations (“FAR”) and the U.S. Cost Accounting Standards ("CAS") regulations as allowable and allocable costs. Examples of costs incurred by us and not billed to the U.S. Government in accordance with the requirements of the FAR and CAS regulations include, but are not limited to, certain legal costs, lobbying costs, charitable donations, interest expense, and advertising costs.

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, the Defense Contract Audit Agency (“DCAA”) routinely audits costs incurred and allocated to contracts with the U.S. Government.

Our long-term contracts typically fall into one of two broad categories:

Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs incurred plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit which affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 99% of our revenues for each of the three months ended March 31, 2012 and 2011, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost share limit.

Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts are considered firm fixed-price contracts as they specify a fixed hourly rate for each labor hour charged. Approximately 1% of our revenues for each of the three months ended March 31, 2012 and 2011, were generated from firm fixed-price arrangements. Substantially all of our revenues during these periods were derived from the U.S. Government.

Contract Fees - Negotiated contract fee structures for both flexibly-priced and firm fixed-price contracts include, but are not limited to: fixed fee amounts, cost sharing arrangements to reward or penalize for under or over cost target performance, respectively, positive award fees and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, percentage-of-completion of the contract, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Award Fees - Certain contracts contain provisions consisting of award fees based on performance criteria such as cost, schedule, quality and technical performance. Award fees are determined and earned based on an evaluation by the customer of our performance against such negotiated criteria. Fees that can be reasonably assured and reasonably estimated are recorded over the performance period of the contract.

Financial Accounting Standards (“FAS”) and U.S. Cost Accounting Standards (“CAS”) Considerations

We calculate our retirement related benefit plan costs under both CAS and FAS. A key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 10 years. Under CAS, net gains and losses are amortized over a 15-year period without regard to a corridor approach. Under the Harmonization Rules, the amortization period will change to 10 years. Under CAS, a "market-related value" of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined by spreading actual asset gains or losses over five years, subject to certain limitations. For FAS, we do not use this spreading method, and instead use fair value in determining our FAS costs. Accordingly, FAS expense generally reflects the recent gains and losses faster than CAS. Another driver of FAS/CAS expense difference is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded for ERISA purposes. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS expense will change accordingly. We update our estimates of future FAS and CAS costs at least annually based on factors such as calendar year actual plan asset returns, final census data from the end of the prior year, and other actual and projected experience.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below.

	Three Months Ended March 31
($ in millions)	2012	2011
Sales and service revenues	$1,568	$1,684
Cost of sales and service revenues	1,338	1,450
General and administrative expenses	150	149
Operating income (loss)	80	85
Interest expense	30	15
Federal and foreign income taxes	17	25
Net earnings (loss)	$33	$45

Operating Performance Assessment and Reporting

We manage and assess the performance of our businesses based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Under FAR rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues as well as operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts are described in our analysis.

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended March 31
($ in millions)	2012	2011
Product sales	$1,353	$1,466
Service revenues	215	218
Sales and service revenues	$1,568	$1,684

Product sales and service revenues for the three months ended March 31, 2012, decreased $116 million, or 7%, as compared with the same period in 2011. The decrease was primarily due to lower revenues in the National Security Cutter (“NSC”) program, Aircraft Carriers, Submarines and Amphibious Assault Ships. See Key Segment Financial Measures below.

Cost of Sales and Service Revenues

Cost of sales and service revenues as well as general and administrative expenses were as follows:

	Three Months Ended March 31
($ in millions)	2012	2011
Cost of product sales	$1,152	$1,253
Cost of service revenues	186	197
Cost of product sales and service revenues	1,338	1,450
% of total sales and service revenues	85.3%	86.1%
General and administrative expenses	150	149
% of total sales and service revenues	9.6%	8.8%
Cost of sales and service revenues	$1,488	$1,599

Cost of Product Sales and Service Revenues

Cost of product sales and service revenues in the three months ended March 31, 2012 decreased $112 million, or 8%, as compared to the same period in 2011. The decrease was primarily the result of the lower sales volume in 2012 described above. Cost of product sales and service revenues as a percentage of total sales and service revenues in the three months ended March 31, 2012 remained relatively stable as compared to the same period in 2011.

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

General and administrative expenses in the three months ended March 31, 2012, increased $1 million, or approximately 1%, from the comparable period in 2011. The increase was primarily the result of increases in the FAS/CAS Adjustment expense and deferred state income tax expense, partially offset by lower corporate office expense. See FAS/CAS Adjustment below.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to “segment operating income.” Segment operating income is defined as operating income before the FAS/CAS Adjustment and deferred state income taxes, neither of which affects segment performance. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under GAAP and may not be defined and calculated by other companies in the same manner.

The table below reconciles segment operating income to total operating income:

	Three Months Ended March 31
($ in millions)	2012	2011
Segment operating income (loss)	$101	$84
FAS/CAS Adjustment	(17)	(4)
Deferred state income taxes	(4)	5
Total operating income (loss)	$80	$85

Segment Operating Income

Segment operating income for the three months ended March 31, 2012 was $101 million, an increase of $17 million as compared to the same period in 2011. The increase was primarily due to performance improvements on the SSN-774 Virginia-class submarine construction program and the absence of unfavorable performance adjustments realized in the first quarter of 2011 on CVN-78 Gerald R. Ford and the LPD program. Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our retirement related benefit plan expense under FAS in accordance with GAAP and our pension expense under CAS.

	Three Months Ended March 31
($ in millions)	2012	2011
FAS expense	$(55)	$(39)
CAS expense	38	35
FAS/CAS Adjustment	$(17)	$(4)

The FAS/CAS Adjustment was an expense of $17 million and $4 million in the three months ended March 31, 2012 and 2011, respectively. The unfavorable change in the FAS/CAS Adjustment of $13 million for the three months ended March 31, 2012, compared to the same period in 2011, was driven by an increase in our FAS expense, due primarily to commencing the amortization in 2012 of the net actuarial losses incurred in 2011.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense in the three months ended March 31, 2012, was $4 million, compared to a benefit of $5 million in the same period in 2011. The change was primarily due to the timing of contract-related income and deductions.

Interest Expense

Interest expense for the three months ended March 31, 2012, increased $15 million from the same period in 2011, primarily due to the issuance of the HII senior notes and establishment of the Credit Facility in March 2011, partially offset by the elimination of intercompany indebtedness to Northrop Grumman in connection with the spin-off.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended March 31, 2012, was 34.0%, compared with 35.7% for the same period in 2011. For the three months ended March 31, 2012 and 2011, our effective tax rate differed from the federal statutory rate as a result of nondeductible expenditures, the research and development credit and the domestic manufacturing deduction. Our effective tax rate for the three months ended March 31, 2012, does not reflect the income tax benefit for the research and development tax credit, which expired on December 31, 2011. Congress is currently considering legislation that would extend the credit. If the research and development credit is legislatively extended in 2012, there will be a favorable impact on our 2012 effective income tax rate. The impact of the research and development tax credit on our effective tax rate for 2012 would be reflected in the period in which the legislation extending the credit is enacted.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Three Months Ended March 31
($ in millions)	2012	2011
Sales and Service Revenues
Ingalls	$692	$761
Newport News	895	940
Intersegment eliminations	(19)	(17)
Total sales and service revenues	$1,568	$1,684
Operating Income (Loss)
Ingalls	$20	$17
Newport News	81	67
Total Segment Operating Income (Loss)	101	84
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(17)	(4)
Deferred state income taxes	(4)	5
Total operating income (loss)	$80	$85

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including net pension and postretirement benefits expenses and deferred state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion (“EAC”) of the contract that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred, and the effects are material, a separate description is provided.

Cumulative Adjustments - For the three months ended March 31, 2012 and 2011, net cumulative catch-up adjustments increased (decreased) operating income by $14 million and ($4) million, respectively.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the “Glossary of Programs” in this section.

Ingalls

	Three Months Ended March 31
($ millions)	2012	2011
Sales and service revenues	$692	$761
Segment operating income (loss)	20	17
As a percentage of segment sales	2.9%	2.2%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2012 decreased $69 million, or 9%, from the same period in 2011, driven by lower sales in the NSC and Amphibious Assault Ships programs. The decrease in the NSC program revenues was primarily the result of the delivery of NSC-3 USCGC Stratton in 2011. The decrease in Amphibious Assault Ships was primarily due to lower revenues on the LPD program following the delivery of LPD-22 San Diego in 2011.

Segment Operating Income

Ingalls operating income for the three months ended March 31, 2012 was $20 million as compared to $17 million for the same period in 2011. The increase was primarily the result of the absence of unfavorable performance adjustments realized in 2011 on LPD-22 San Diego.

Newport News

	Three Months Ended March 31
($ millions)	2012	2011
Sales and service revenues	$895	$940
Segment operating income (loss)	81	67
As a percentage of segment sales	9.1%	7.1%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2012 decreased $45 million, or 5%, from the same period in 2011, primarily driven by lower volume in Aircraft Carriers and Submarines. The decrease in Aircraft Carriers revenues was primarily due to lower revenues on the CVN-71 USS Theodore Roosevelt RCOH, partially offset by higher revenues on the advance construction contract for CVN-79 John F. Kennedy and the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH. The decrease in Submarines revenues was the result of lower construction efforts on the SSN-774 Virginia-class submarine program.

Segment Operating Income

Newport News operating income for the three months ended March 31, 2012, was $81 million compared with $67 million in the same period in 2011. The increase was due primarily to performance improvements on the SSN-774 Virginia-class submarine construction program in 2012, and the absence of unfavorable performance adjustments realized on CVN-78 Gerald R. Ford in 2011.

BACKLOG

Total backlog at March 31, 2012, and December 31, 2011, was approximately $15 billion and $16 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity (“IDIQ”) orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment at March 31, 2012, and December 31, 2011:

	March 31, 2012			December 31, 2011
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$5,045	$308	$5,353	$5,454	$242	$5,696
Newport News	6,743	3,361	10,104	5,387	5,185	10,572
Total backlog	$11,788	$3,669	$15,457	$10,841	$5,427	$16,268

Approximately 33% of the $16 billion total backlog at December 31, 2011, is expected to be converted into sales in 2012. U.S. Government orders comprised substantially all of the total backlog as of March 31, 2012, and December 31, 2011.

Awards

The value of new contract awards during the three months ended March 31, 2012, was approximately $0.8 billion. Significant new awards during this period included contracts for the advance planning for construction of LPD-27 (unnamed) and NSC-6 (unnamed) as well as planning efforts for the CVN-72 USS Abraham Lincoln RCOH.

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

The table below summarizes key components of cash flow provided by (used in) operating activities:

	Three Months Ended March 31
($ in millions)	2012	2011
Net earnings (loss)	$33	$45
Deferred income taxes	17	(33)
Depreciation and amortization	49	45
Stock-based compensation	8	4
Retiree benefit funding less than (in excess of) expense	(75)	31
Trade working capital decrease (increase)	(361)	(456)
Net cash provided by (used in) operating activities	$(329)	$(364)

Cash Flows

We discuss below our major operating, investing and financing activities for the three months ended March 31, 2012 and 2011, as classified on the unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2012 was $329 million, compared with $364 million in the same period in 2011. The change of $35 million was due principally to a decrease in trade working capital, which was primarily related to the timing of cash collections from our customers. Net cash paid by Northrop Grumman on our behalf for U.S. federal income tax obligations was zero and $64 million in the three months ended March 31, 2012 and 2011, respectively. Net cash paid by the Company for federal and state income taxes in the three months ended March 31, 2012, was $4 million.

For the three months ended March 31, 2012, we made minimum and discretionary contributions to our qualified defined benefit pension plans totaling $80 million and $41 million, respectively. We expect our full year 2012 cash contributions to our qualified defined benefit pension plans to be approximately $212 million ($149 million minimum; $63 million discretionary). In 2011, we made no contributions to our qualified defined benefit pension plans.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2012, was $27 million, compared with $63 million for the same period in 2011, consisting entirely of capital expenditures in both periods.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2012, was $8 million, due entirely to debt repayment.

Cash provided by financing activities for the three months ended March 31, 2011, was $652 million. Our cash flow from financing activities resulted primarily from the issuance of $1,775 million of debt and a $1,310 million net transfer from our former parent, offset by $50 million of debt issuance costs, repayment of $954 million of notes to our former parent, and a contribution of $1,429 million to Northrop Grumman as a result of the spin-off.

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

The table below reconciles net cash provided by (used in) operating activities to free cash flow:

	Three Months Ended March 31
($ in millions)	2012	2011
Net cash provided by operating activities	$(329)	$(364)
Less:
Capital expenditures	(27)	(63)
Free cash flow (used in) provided by operations	$(356)	$(427)

Other Sources and Uses of Capital

Additional Capital - We expect cash generated from operations in combination with our existing credit facilities to be sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Financial Arrangements - In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. At March 31, 2012, there were $137 million of standby letters of credit issued but undrawn and $297 million of surety bonds outstanding related to our operations.

Retirement of Debt - Immediately prior to the spin-off on March 30, 2011, the Company had $715 million of promissory notes payable to Northrop Grumman, together with accrued and unpaid interest totaling $248 million. In connection with the spin-off, the intercompany debt and accrued interest thereon were contributed in their entirety to our additional paid-in capital by Northrop Grumman.

We made a scheduled term loan payment of $8 million in the three months ended March 31, 2012, using cash generated from operations.

For a description of our outstanding debt amounts, see Note 10: Debt in Part I, Item 1.

CONTRACTUAL OBLIGATIONS

In 2011, we issued $1,200 million of senior notes and entered into the Credit Facility with third-party lenders in the amount of $1,225 million. As of March 31, 2012, total outstanding long-term debt was $1,851 million, consisting of these senior notes and the Credit Facility, in addition to $105 million of third party debt that remained outstanding subsequent to the spin-off.

In connection with the spin-off, we entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provides us with certain services to help ensure an orderly transition following the distribution. Under the Transition Services Agreement, Northrop Grumman provides certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services. The original term of the Transition Services Agreement ended on March 31, 2012. The services provided by Northrop Grumman are charged to us at cost, and a limited number of these services have been extended for a period of approximately six months to allow full information systems transition. See Note 18: Related Party Transactions and Former Parent Company Equity in Part I, Item 1.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no significant off-balance sheet arrangements other than the surety bonds and letters of credit discussed in “Other Sources and Uses of Capital” above and operating leases.

ACCOUNTING STANDARDS UPDATES

See Note 3: Accounting Standards Updates in Part I, Item 1 for information related to accounting standards updates.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in these statements. Factors that may cause such differences include:

•	changes in government and customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);

•	our ability to obtain new contracts, estimate our costs and perform effectively;

•	risks related to our spin-off from Northrop Grumman (including our increased costs and leverage);

•	our ability to realize the expected benefits from consolidation of our Ingalls facilities;

•	natural disasters;

•	adverse economic conditions in the United States and globally; and

•	other risk factors discussed herein and in our filings with the Securities and Exchange Commission (“SEC”).

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business, and we undertake no obligations to update any forward-looking statements.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of some of the programs discussed in this Form 10-Q

Program Name	Program Description

Carrier RCOH
Perform refueling and complex overhaul (“RCOH”) of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. CVN-71 USS Theodore Roosevelt is currently undergoing RCOH, marking the fifth carrier to undergo RCOH in history, and CVN-72 USS Abraham Lincoln advance planning has begun.

CVN-78 Gerald R. Ford-class aircraft carriers
Design and construction for the Ford-class program, which is the future aircraft carrier replacement program for CVN-65 USS Enterprise and CVN-68 Nimitz-class aircraft carriers. CVN-78 Gerald R. Ford, the first ship of the Ford-class, is currently under construction and is scheduled to be delivered in 2015. CVN-79 John F. Kennedy is under contract for engineering, advance construction, and purchase of long-lead-time components and material. This category also includes the class' non-recurring engineering. The class brings improved warfighting capability, quality of life improvements for sailors, and reduced acquisition and life cycle costs.

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered the USS Gravely in July 2010 and the USS William P. Lawrence in February 2011. We are currently preparing for the construction of DDG-113 John Finn scheduled for delivery in 2016, and were recently awarded the construction contract for DDG-114 Ralph Johnson scheduled for delivery in 2017.

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

LPD-17 San Antonio-class
Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. We are currently constructing LPD-23 through LPD-26. The LPD-17 class currently includes a total of 11 ships.

NSC-1 Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first three ships, NSC-1 USCGC Bertholf, NSC-2 USCGC Waesche and NSC-3 USCGC Stratton, have been delivered; NSC-4 Hamilton is under construction; and the construction contract for NSC-5 was awarded to Ingalls in September 2011.

Savannah River Nuclear Solutions, LLC
Participate, as a minority member in a joint venture, in the management and operation of U.S. Department of Energy's ("DoE") nuclear sites, currently at the Savannah River Site near Aiken, South Carolina, and potentially at other DoE sites. Our joint venture partners include Fluor Corporation and Honeywell International Inc. at the Savannah River Site.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. At March 31, 2012, we had $546 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of March 31, 2012. Based on the amounts outstanding under our Credit Facility as of March 31, 2012, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. At March 31, 2012, the amount of foreign currency forward contracts outstanding was not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

We have provided information about legal proceedings in which we are involved in the unaudited condensed consolidated financial statements in Part I, Item 1. In addition to the matters disclosed in Part I, Item1, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually, or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see Risk Factors in Item 1A below.

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2	Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 4, 2011).

10.18*	Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries.

10.32*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012).

10.33*	Performance-based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012).

11	Computation of Per Share Earnings (provided in Note 5 of the Notes to Condensed Consolidated Financial Statements under the caption “Earnings Per Share”).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 9, 2012	Huntington Ingalls Industries, Inc.
(Registrant)

	By:	/s/ Douglass L. Fontaine
Douglass L. Fontaine
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)