Form 10-Q
period 2012-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2012-08-08
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
As of August 2, 2012, 49,510,819 shares of common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2012	2011	2012	2011
Sales and service revenues
Product sales	$1,504	$1,351	$2,857	$2,817
Service revenues	217	212	432	430
Total sales and service revenues	1,721	1,563	3,289	3,247
Cost of sales and service revenues
Cost of product sales	1,252	1,124	2,391	2,377
Cost of service revenues	191	183	376	384
Income (loss) from operating investments, net	4	4	6	8
General and administrative expenses	176	169	342	318
Operating income (loss)	106	91	186	176
Other income (expense)
Interest expense	(29)	(30)	(59)	(45)
Earnings (loss) before income taxes	77	61	127	131
Federal income taxes	27	21	44	46
Net earnings (loss)	$50	$40	$83	$85

Basic earnings (loss) per share	$1.01	$0.81	$1.69	$1.73
Weighted-average common shares outstanding	49.5	48.8	49.2	48.8

Diluted earnings (loss) per share	$1.00	$0.80	$1.67	$1.72
Weighted-average diluted shares outstanding	50.1	49.6	49.8	49.2

Net earnings (loss) from above	$50	$40	$83	$85
Other comprehensive income (loss)
Change in unamortized benefit plan costs	21	11	45	39
Tax benefit (expense) on change in unamortized benefit plan costs	(8)	(4)	(17)	(15)
Other comprehensive income (loss), net of tax	13	7	28	24
Comprehensive income (loss)	$63	$47	$111	$109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30 2012	December 31 2011
Assets
Current Assets
Cash and cash equivalents	$669	$915
Accounts receivable, net	878	711
Inventoried costs, net	357	380
Deferred income taxes	222	232
Prepaid expenses and other current assets	41	30
Total current assets	2,167	2,268
Property, plant, and equipment, net	1,992	2,033
Other Assets
Goodwill	844	844
Other purchased intangibles, net of accumulated amortization of $382 in 2012 and $372 in 2011	557	567
Pension plan assets	64	64
Debt issuance costs	44	48
Long-term deferred tax asset	92	128
Miscellaneous other assets	52	49
Total other assets	1,653	1,700
Total assets	$5,812	$6,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) - CONTINUED

($ in millions, except share amounts)	June 30 2012	December 31 2011
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$314	$380
Current portion of long-term debt	36	29
Current portion of workers’ compensation liabilities	201	201
Current portion of postretirement plan liabilities	172	172
Accrued employees’ compensation	189	221
Advance payments and billings in excess of costs incurred	70	101
Provision for contract losses	6	19
Other current liabilities	229	249
Total current liabilities	1,217	1,372
Long-term debt	1,808	1,830
Other postretirement plan liabilities	589	581
Pension plan liabilities	791	936
Workers’ compensation liabilities	364	361
Other long-term liabilities	49	49
Total liabilities	4,818	5,129
Commitments and Contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 49,494,305 issued and outstanding as of June 30, 2012; 48,821,563 issued and outstanding as of December 31, 2011	—	—
Additional paid-in capital	1,873	1,862
Retained earnings (deficit)	(58)	(141)
Accumulated other comprehensive income (loss)	(821)	(849)
Total stockholders’ equity	994	872
Total liabilities and stockholders’ equity	$5,812	$6,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2012	2011
Operating Activities
Net earnings (loss)	$83	$85
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	82	81
Amortization of purchased intangibles	10	10
Amortization of debt issuance costs	4	2
Stock-based compensation	16	13
Change in
Accounts receivable	(167)	(171)
Inventoried costs	25	(114)
Prepaid expenses and other assets	(11)	(40)
Accounts payable and accruals	(158)	(77)
Deferred income taxes	29	(19)
Retiree benefits	(92)	59
Other non-cash transactions, net	1	(7)
Net cash provided by (used in) operating activities	(178)	(178)
Investing Activities
Additions to property, plant, and equipment	(57)	(83)
Net cash provided by (used in) investing activities	(57)	(83)
Financing Activities
Proceeds from issuance of long-term debt	—	1,775
Repayment of long-term debt	(15)	(7)
Debt issuance costs	—	(54)
Repayment of notes payable to former parent and accrued interest	—	(954)
Dividend to former parent in connection with spin-off	—	(1,429)
Proceeds from stock option exercises	4	1
Net transfers from (to) former parent	—	1,310
Net cash provided by (used in) financing activities	(11)	642
Change in cash and cash equivalents	(246)	381
Cash and cash equivalents, beginning of period	915	—
Cash and cash equivalents, end of period	$669	$381
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$8	$11
Cash paid for interest	$55	$8
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$2	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2012 and 2011 ($ in millions)	Former Parent's Equity in Unit	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2010	$1,933	$—	$—	$—	$(515)	$1,418
Net earnings (loss)	47	—	—	38	—	85
Dividend to former parent	(1,429)	—	—	—	—	(1,429)
Contributed surplus	(1,861)	—	1,861	—	—	—
Net transfers from (to) former parent	1,310	—	—	—	—	1,310
Additional paid-in capital	—	—	3	—	—	3
Other comprehensive income (loss), net of tax	—	—	—	—	24	24
Balance at June 30, 2011	$—	$—	$1,864	$38	$(491)	$1,411

Balance at December 31, 2011	$—	$—	$1,862	$(141)	$(849)	$872
Net earnings (loss)	—	—	—	83	—	83
Additional paid-in capital	—	—	11	—	—	11
Other comprehensive income (loss), net of tax	—	—	—	—	28	28
Balance at June 30, 2012	$—	$—	$1,873	$(58)	$(821)	$994

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

Following the spin-off, HII and Northrop Grumman began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between HII and Northrop Grumman following the spin-off and to provide mechanisms for an orderly transition, HII and Northrop Grumman entered into agreements pursuant to which certain services will be provided and certain rights and obligations have been addressed following the spin-off. The material agreements entered into with Northrop Grumman in connection with the spin-off include the following: the Separation and Distribution Agreement; Employee Matters Agreement; Insurance Matters Agreement; Intellectual Property License Agreement; Tax Matters Agreement; Transition Services Agreement; and Ingalls Guaranty Performance, Indemnity and Termination Agreement.

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

2. BASIS OF PRESENTATION

Principles of Consolidation - The unaudited condensed consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q promulgated by the Securities and Exchange Commission (“SEC”). All

intercompany transactions and balances are eliminated in consolidation. For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year.

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

Accounting Estimates - The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. The Budget Control Act of 2011 could trigger significant decreases in DoD spending starting in 2013, which could negatively impact the Company's revenues and its estimated recovery of goodwill and other long-lived assets.

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended June 30, 2012 and 2011, net cumulative catch-up adjustments increased operating income by $34 million and $3 million, respectively, and increased diluted earnings per share by $0.44 and $0.04, respectively. For the six months ended June 30, 2012 and 2011, net cumulative catch-up adjustments increased (decreased) operating income by $48 million and $(1) million, respectively, and increased (decreased) diluted earnings per share by $0.63 and $(0.01), respectively.

3. ACCOUNTING STANDARDS UPDATES

Accounting standards updates issued but not effective until after June 30, 2012, are not expected to have a significant effect on the Company's consolidated financial position, results of operations or cash flows.

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

In connection with and as a result of the decision to wind down operations at the Avondale, Louisiana facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. Management's current estimate of these expenditures is $265 million. Such costs are expected to be recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with Federal Acquisition Regulation (“FAR”) provisions for the treatment of restructuring and shutdown related costs. The Company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts.

The Defense Contract Audit Agency (“DCAA”), a DoD agency, prepared an initial audit report on the Company's July 30, 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. The Company then submitted a revised proposal dated October 12, 2011 to address the concerns of the DCAA and to reflect a revised estimated total cost of $271 million. The Company recently received a supplemental audit report, which again stated that the proposal was not sufficiently supported to allow DCAA to reach a conclusion. However, the report, while qualified and not final, supports the Company's position that, in general, most of the categories of costs incorporated in the proposal are allowable as restructuring activities. The amount and percentage of questioned costs are materially unchanged from the previous audit report. The Company intends to submit another revised proposal further addressing the DCAA concerns and further supporting management's current restructuring cost estimate of $265 million.

Ultimately, the Company anticipates agreement with the U.S. Navy that is substantially in accordance with management's cost recovery expectations. Accordingly, HII has treated these costs as allowable costs in determining the earnings performance on its contracts in process. The actual restructuring expenses related to the wind down may be greater than the Company's current estimate, and any inability to recover such costs could result in a material effect on the Company's consolidated financial position, results of operations or cash flows.

The Company also evaluated the effect that the wind down of the Avondale facilities might have on the benefit plans in which HII employees participate. HII determined that the potential impact of a curtailment in these plans was not material to its consolidated financial position, results of operations or cash flows.

The table below summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility during the six months ended June 30, 2011, and the six months ended June 30, 2012. These costs are comprised primarily of employee severance and retention and incentive bonuses. These amounts were capitalized in inventoried costs, and will be recognized as expenses in cost of product sales beginning in 2014.

($ in millions)	Compensation	Other Accruals	Total
Balance at December 31, 2010	$27	$39	$66
Payments	(5)	(36)	(41)
Adjustments	20	(3)	17
Balance at June 30, 2011	$42	$—	$42

Balance at December 31, 2011	$50	$—	$50
Payments	(20)	—	(20)
Adjustments	2	—	2
Balance at June 30, 2012	$32	$—	$32

5. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2012	2011	2012	2011
Net earnings (loss)	$50	$40	$83	$85

Weighted-average common shares outstanding	49.5	48.8	49.2	48.8
Net effect of dilutive stock options	0.2	0.2	0.2	0.1
Net effect of dilutive restricted stock rights	0.2	—	0.2	—
Net effect of dilutive restricted performance stock rights	0.2	0.6	0.2	0.3
Dilutive weighted-average common shares outstanding	50.1	49.6	49.8	49.2

Earnings (loss) per share - basic	$1.01	$0.81	$1.69	$1.73
Earnings (loss) per share - diluted	$1.00	$0.80	$1.67	$1.72

The diluted share amounts presented above for the three and six months ended June 30, 2012, exclude the effects of 0.7 million potentially dilutive shares that would have been antidilutive. Of these shares, 0.2 million shares relate to stock options and 0.5 million shares relate to restricted stock rights (“RSRs”).

Also excluded from the diluted share amount presented above for the three and six months ended June 30, 2012, are potentially dilutive shares related to Restricted Performance Stock Rights (“RPSRs”) to the extent that the performance conditions have not been satisfied. RPSRs are only included in the calculation of diluted shares when performance targets are achieved based on actual results at the end of each reporting period. As of June 30, 2012, 0.5 million RPSRs that were converted from Northrop Grumman stock-based award plans (the “Northrop Grumman Plan”) were outstanding and subject to continued performance targets with ultimate vesting between 48% and 182% of this amount to the extent that performance conditions are satisfied. As of June 30, 2012, 0.3 million of these potentially dilutive RPSRs that would have been antidilutive were excluded from the diluted share amount. As of June 30, 2012, 1.0 million RPSRs issued under the Huntington Ingalls Industries, Inc. 2011 Long Term Incentive Stock Plan (the "2011 Plan") were outstanding, with ultimate vesting between 0% and 200% of this amount to the extent that performance conditions are satisfied. As of June 30, 2012, the minimum performance target under these awards had not been satisfied, and these shares are therefore excluded from the calculation of diluted shares.

The amounts presented above for the three and six months ended June 30, 2011 exclude the impact of 1.1 million potentially dilutive shares that would have been antidilutive. Of these shares, 0.4 million shares relate to stock options and 0.7 million shares relate to RSRs.

Also excluded from the amounts presented above for the three and six months ended June 30, 2011 are potentially dilutive shares related to RPSRs to the extent that the performance conditions have not been satisfied. As of June 30, 2011, 0.5 million RPSRs that were converted from the Northrop Grumman Plan were outstanding and subject to continued performance targets with ultimate vesting between 30% and 200% of this amount to the extent that performance conditions are satisfied. As of June 30, 2011, the performance conditions of these awards had not been satisfied, and the related shares are therefore included in the diluted shares calculation at the 30% minimum. As of June 30, 2011, 0.5 million RPSRs issued under the 2011 Plan were outstanding with ultimate vesting between 0% and 200% of this amount to the extent that performance conditions are satisfied. As of June 30, 2011, the minimum performance target under these awards had not been satisfied, and the related shares are therefore excluded from the calculation of diluted shares.

6. SEGMENT INFORMATION

The Company is organized into two reportable segments: Ingalls and Newport News. The following table presents segment results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2012	2011	2012	2011
Sales and Service Revenues
Ingalls	$756	$708	$1,448	$1,469
Newport News	979	872	1,874	1,812
Intersegment eliminations	(14)	(17)	(33)	(34)
Total sales and service revenues	$1,721	$1,563	$3,289	$3,247
Operating Income (Loss)
Ingalls	$38	$19	$58	$36
Newport News	89	79	170	146
Total segment operating income (loss)	127	98	228	182
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(19)	(4)	(36)	(8)
Deferred state income taxes	(2)	(3)	(6)	2
Total operating income (loss)	$106	$91	$186	$176

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards (“CAS”).

7. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	June 30 2012	December 31 2011
Production costs of contracts in process	$290	$402
General and administrative expenses	10	15
	300	417
Progress payments received	(30)	(118)
	270	299
Raw material inventory	87	81
Total inventoried costs, net	$357	$380

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

Accumulated goodwill impairment losses at both June 30, 2012, and December 31, 2011, were $2,780 million. The accumulated goodwill impairment losses for Ingalls at both June 30, 2012, and December 31, 2011, were $1,568 million. The accumulated goodwill impairment losses for Newport News at both June 30, 2012, and December 31, 2011, were $1,212 million.

Purchased Intangible Assets

The table below summarizes the Company's aggregate purchased intangible assets, all of which are contract or program related intangible assets.

($ in millions)	June 30 2012	December 31 2011
Gross carrying amount	$939	$939
Accumulated amortization	(382)	(372)
Net carrying amount	$557	$567

The Company's remaining purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine contract intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Aggregate amortization expense was $5 million for each of the three months ended June 30, 2012 and 2011. Aggregate amortization expense was $10 million for each of the six months ended June 30, 2012 and 2011.

Expected amortization for purchased intangibles is approximately $20 million annually for the next five years.

9. INCOME TAXES

The Company's earnings are entirely domestic and its effective tax rates on earnings from operations for the three months ended June 30, 2012 and 2011, were 35.1% and 34.4%, respectively. For the six months ended June 30, 2012 and 2011, the Company's effective tax rates were 34.6% and 35.1%, respectively. The Company's effective tax rate can differ from the federal statutory rate as a result of nondeductible expenditures, the research and development credit and the domestic manufacturing deduction.

For current state income tax purposes, the stand-alone tax amounts have been computed as if they were allowable costs under the terms of the Company's existing contracts in the applicable period and are included in general and administrative expenses.

Net deferred tax assets as presented in the unaudited condensed consolidated statements of financial position are as follows:

($ in millions)	June 30 2012	December 31 2011
Net current deferred tax assets	$222	$232
Net non-current deferred tax assets	92	128
Total net deferred tax assets	$314	$360

10. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30 2012	December 31 2011
Term loan due March 30, 2016	$539	$554
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,844	1,859
Less current portion	36	29
Long-term debt, net of current portion	$1,808	$1,830

Credit Facility - In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate (“LIBOR”) plus a spread based upon the Company's leverage ratio. The current spread as of June 30, 2012, was 2.5% and may vary between 2.0% and 3.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of June 30, 2012, was 0.5% and may vary between 0.35% and 0.5%. As of June 30, 2012, approximately $130 million of letters of credit were issued but undrawn, and the remaining $520 million was unutilized.

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

Mississippi Economic Development Revenue Bonds - As of June 30, 2012, the Company had $84 million outstanding from the issuance of Industrial Revenue Bonds issued by the Mississippi Business Finance

Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of June 30, 2012, the Company had $21 million outstanding from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (“GO Zone IRBs”) issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of June 30, 2012.

The estimated fair value of the Company's total long-term debt, including current portions, at June 30, 2012 and December 31, 2011, was $1,932 million and $1,864 million, respectively. The fair value of the total long-term debt was calculated based on recent trades for most of the Company's debt instruments or based on interest rates prevailing on debt with substantially similar risks, terms and maturities.

11. BUSINESS ARRANGEMENTS

HII periodically enters into business arrangements with non-affiliated entities. These arrangements generally consist of business ventures designed to deliver collective capabilities that would not have been available to the venture's participants individually, and provide a single point of contact during contract performance to the entity's principal customer. In some arrangements, each equity participant receives a subcontract from the business venture for a pre-determined scope of work. In other cases, the arrangements rely primarily on the assignment of key personnel to the venture from each equity participant rather than subcontracts for a specific work scope. Based on the terms of these arrangements and the relevant GAAP related to consolidation accounting for such entities, the Company does not consolidate the financial position, results of operations or cash flows of these entities into its unaudited condensed consolidated financial statements, but accounts for them under the equity method. To the extent HII acts as a subcontractor in these arrangements, HII's subcontract activities are recorded in the same manner as sales to non-affiliated entities.

In May 2007, the Company signed a joint venture agreement with Fluor Federal Services, Inc. and Honeywell International Inc. for a nominal initial investment, whereby Savannah River Nuclear Solutions, LLC (“SRNS”) was formed to manage and operate the Savannah River Site for the Department of Energy and the National Nuclear Security Administration. As of June 30, 2012, and December 31, 2011, the Company's ownership interest was approximately 34%, with carrying amounts of $7 million and $6 million, respectively. The investment in SRNS is being accounted for using the equity method and the total investment is classified as miscellaneous other assets in the Company's unaudited condensed consolidated statements of financial position. During the six months ended June 30, 2012 and 2011, the Company received cash dividends from SRNS in the amounts of $5 million and $4 million, respectively, which were recorded as reductions in the Company's investment in SRNS.

The following table presents summarized financial information for the Company's equity method investments:

Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2012	2011	2012	2011
Sales and services revenues	$344	$409	$665	$811
Operating income	9	13	17	27
Net earnings	9	13	17	27

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

False Claims Act Complaint - In January 2011, the U. S. Department of Justice first informed the Company through Northrop Grumman of a False Claims Act complaint (the “Complaint”) that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint that the Company received alleges that, through largely unspecified fraudulent means, the Company and Northrop Grumman obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the Company were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys' fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

On July 31, 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the U.S. Department of Justice to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. On December 8, 2011, the Department of Justice filed a Notice of Election to Decline Intervention in the case.
Based upon a review to date of the information available to the Company, the Company believes that it has substantive defenses to the allegations in the Complaint, that the claims as set forth in the Complaint evidence a fundamental lack of understanding of the terms and conditions in the Company's shipbuilding contracts, including the post-Katrina modifications to those contracts, and the manner in which the parties performed in connection with the contracts, and that the claims as set forth in the Complaint lack merit. The Company, therefore, believes that the claims as set forth in the Complaint will not result in a material effect on its consolidated financial position, results of operations or cash flows. The Company intends to defend the matter vigorously, but the Company cannot predict what new or revised claims might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.
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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the "vessels") based on alleged "hull buckling and shaft alignment problems" and alleged "nonconforming topside equipment" on the vessels. The Company submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised Integrated Coast Guard Systems, LLC ("ICGS"), which was formed by the Company and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the Company and one of its subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The U.S. Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against the Company, ICGS, and Lockheed Martin relating to the vessel conversion effort. Damages under the False Claims Act are subject to trebling. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011, dismissing the relator's remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit, and, on July 16, 2012, the Fifth Circuit issued a per curiam decision affirming the judgment of the District Court dismissing the relator's remaining claims. The Company does not believe that this litigation will have a material effect on its consolidated financial position, results of operations or cash flows, but the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

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

13. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2012, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services as described in Note 11: Business Arrangements. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of June 30, 2012, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

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

In the fourth quarter of 2009, certain bearing wear and debris were found in the lubrication system of the Main Propulsion Diesel Engines (“MPDE”) installed on LPD-21 USS New York. The Company is participating with the U.S. Navy and other industry participants involved with the MPDEs in a review panel to examine the MPDE lubrication system's design, construction, operation and maintenance for the LPD-17 San Antonio-class of ships. To date, the review has identified several potential system improvements for increasing the reliability of the system. Certain changes are being implemented on ships currently under construction. Incremental costs that the Company anticipates incurring in connection with the resolution of these matters have been reflected in the financial performance analysis and contract booking rates of the relevant contracts.

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

As part of its ongoing quality program, the Company periodically identifies various issues on its aircraft carrier construction and overhaul programs and its Virginia-class submarine construction program at its Newport News location. Through these efforts, in 2007 the Company identified matters related to filler metal used in pipe welds. In 2009, the Company identified issues associated with non-nuclear weld inspection and the installation of weapons handling equipment on certain submarines as well as certain purchased material quality issues. The Company has resolved these issues with the U.S. Navy. The Company continues to work with the U.S. Navy to evaluate its processes to avoid future quality issues and to resolve  other open quality issues. The Company does not believe that the resolution of any open quality issues on its aircraft carrier construction and overhaul programs and its Virginia-class submarine construction program at Newport News will have a material effect upon its consolidated financial position, results of operations, or cash flows.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (“PRP”) by the Environmental Protection Agency, or similarly designated by another environmental agency, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2012, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may have to incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2012, $130 million of standby letters of credit were issued but undrawn and $296 million of surety bonds were outstanding related to HII.

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

The Company has full entitlement to any insurance recoveries related to business interruption impacts on net profitability resulting from hurricanes. However, because of uncertainties concerning the ultimate determination of recoveries related to business interruption claims, in accordance with Company policy no such amounts are recognized until the underlying claims are resolved with the insurers. Furthermore, due to the uncertainties with respect to the Company's disagreement with FM Global in relation to the Hurricane Katrina claim, no receivables for insurance recoveries from FM Global have been recognized by the Company in its unaudited condensed consolidated financial statements.

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

15. HURRICANE KATRINA INSURANCE RECOVERIES

The Company is pursuing legal action against an insurance provider, FM Global, arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. See Note 14: Impacts from Hurricanes. The case was commenced against FM Global on November 4, 2005, and is now pending in the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal, the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its "Flood" exclusion and remanded the case to the U.S. District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy, even if the Flood exclusion of the policy is unambiguous. In August 2010, the U.S. District Court granted FM Global's motion for summary judgment based upon California's doctrine of efficient proximate cause and denied FM Global's motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the Company sustained wind damage apart from the hurricane storm surge. In September 2011, the U.S. District Court granted FM Global's motion for summary judgment to dismiss the claims for bad faith damages and for contract reformation. The Company intends to continue to pursue the breach of contract action against FM

Global, and trial on the merits is currently scheduled to start in October 2013. In addition, in January 2011, Northrop Grumman, as the Company's predecessor-in-interest, filed suit against Aon, which acted as the Company's broker in connection with the policy with FM Global, in Superior Court in California, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as for declaratory relief. This matter has not yet been set for trial. No assurances can be made as to the ultimate outcome of these matters. If, however, either of these claims is successful, the potential impact to the Company's consolidated financial position, results of operations and cash flows would be favorable.

16. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension and postretirement benefit plans and defined contribution pension benefit plans to eligible employees.

The cost of the Company's defined benefit plans and other postretirement plans for the three and six months ended June 30, 2012 and 2011, was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$33	$31	$4	$3	$66	$62	$8	$7
Interest cost	53	50	9	10	106	100	18	20
Expected return on plan assets	(66)	(67)	—	—	(133)	(133)	—	—
Amortization of prior service cost (credit)	3	3	(3)	(2)	6	6	(5)	(4)
Amortization of net actuarial loss (gain)	19	9	3	2	39	17	5	4
Net periodic benefit cost	$42	$26	$13	$13	$84	$52	$26	$27

The Company's cash contributions for the six months ended June 30, 2012 and 2011, were as follows:

	Six Months Ended June 30
($ in millions)	2012	2011
Pension plans
Minimum (a)	$120	$—
Discretionary
Qualified	63	—
Non-qualified	2	1
Other benefit plans	17	20
Total contributions	$202	$21

(a) Qualified pension plans only.

The Company expects its full year 2012 cash contributions to its qualified defined benefit pension plans to be approximately $236 million ($144 million minimum; $92 million discretionary). In 2011, the Company made no contributions to its qualified defined benefit pension plans.

Accumulated comprehensive income (loss) consists of two components: net earnings (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of June 30, 2012, and December 31, 2011, was comprised of unamortized benefit plan costs of $821 million (net of tax benefits of $536 million) and $849 million (net of tax benefits of $553 million), respectively.

17. STOCK COMPENSATION PLANS

The Company did not grant any stock options during the six months ended June 30, 2012.

A summary of the status of the Company's stock option awards at June 30, 2012, is presented below:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2012	1,418	$34.39	2.7	$10
Exercisable at June 30, 2012	1,350	$34.30	2.6	$10

In the six months ended June 30, 2012, the Company issued new equity awards as follows:

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

Stock Rights - On April 2, 2012, the Company granted an aggregate of 4,410 stock rights to its non-employee directors. On January 3, 2012, the Company granted an aggregate of 6,000 stock rights to its non-employee directors. The stock rights are fully vested on the grant date. Shares to settle vested stock rights are issued at the end of a non-employee director's service on the board.

A summary of the status of the Company's outstanding stock awards at June 30, 2012 is presented below:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	2,624	$38.92	1.6

Compensation Expense

Total stock-based compensation recorded by HII for the value of the awards granted to Company employees and non-employee members of the Board of Directors for the three months ended June 30, 2012 and 2011, was $8 million and $9 million, respectively. For the six months ended June 30, 2012 and 2011, stock-based compensation was $16 million and $17 million, respectively.

Tax benefits recognized in the unaudited condensed consolidated statements of operations for stock-based compensation during each of the three months ended June 30, 2012 and 2011, were $3 million. Tax benefits recognized during the six months ended June 30, 2012 and 2011, were $7 million and $6 million, respectively.

Unrecognized Compensation Expense

At June 30, 2012, there was $0.3 million of unrecognized compensation expense related to unvested stock option awards, which will be recognized over a weighted average period of 0.7 years.

In addition, at June 30, 2012, there was $15 million of unrecognized compensation expense associated with the 2011 RSRs, which will be recognized over a period of 1.8 years, and $36 million of unrecognized expense associated with the RPSRs, which will be recognized over a weighted average period of 1.6 years.

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

Northrop Grumman management and support services - This category includes costs for functions such as human resources, treasury, risk management, internal audit, finance, tax, legal, executive office and other administrative support. Human resources, employee benefits administration, treasury and risk management were generally allocated to the Company based on relative gross payroll dollars; internal audit was generally allocated based on audit hours incurred related to the Company; and the remaining costs were generally allocated using a three-factor-formula that considered the Company's relative amounts of revenues, payroll and average asset balances as compared to the total value of these factors for all Northrop Grumman entities utilizing these support services (the “Three Factor Formula”). The unaudited condensed consolidated financial statements include Northrop Grumman management and support services allocations totaling $32 million for the six months ended June 30, 2011.

Shared services and infrastructure costs - This category includes costs for functions such as information technology support, systems maintenance, telecommunications, procurement and other shared services while HII was a subsidiary of Northrop Grumman. These costs were generally allocated to the Company using the Three Factor Formula or based on usage. The unaudited condensed consolidated financial statements reflect shared services and infrastructure costs allocations totaling $80 million for the six months ended June 30, 2011.

Northrop Grumman-provided benefits - This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, incentive compensation and other benefits. These costs were generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. The unaudited condensed consolidated financial statements include Northrop Grumman-provided benefits allocations totaling $193 million for the six months ended June 30, 2011.

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

Under the Transition Services Agreement, Northrop Grumman provides certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services to HII at cost. The original term of the Transition Services Agreement ended on March 31, 2012, but a limited number of these services have been extended for a period of approximately six months to allow for information systems transition. For the three and six months ended June 30, 2012, costs incurred for these services under the Transition Services Agreement were approximately $5 million and $16 million, respectively. For the three and six months ended June 30, 2011, costs incurred for these services under the Transition Services Agreement were approximately $33 million.

Related Party Sales and Cost of Sales

Prior to the spin-off, HII purchased and sold certain products and services from and to other Northrop Grumman entities. Purchases of products and services from these affiliated entities, which were recorded at cost, were $44 million for the six months ended June 30, 2011. Sales of products and services to these entities were $1 million for the six months ended June 30, 2011.

Notes Payable to Former Parent

Immediately prior to the spin-off on March 30, 2011, the Company had $715 million of outstanding promissory notes payable on demand to Northrop Grumman, including $537 million aggregate principal amount of 5% notes that were issued in conjunction with Northrop Grumman's purchase of Newport News Shipbuilding in 2001 and $178 million aggregate principal amount of 4.55% notes that were issued in connection with the anticipated spin-off to purchase $178 million of the GO Zone IRBs. These notes were originally issued in an aggregate principal amount of $200 million. See Note 10: Debt. Intercompany interest expense is included in interest expense in the unaudited condensed consolidated financial statements in the amount of $9 million for the six months ended June 30, 2011. As of June 30, 2012, no borrowing or lending relationship existed between Northrop Grumman and HII.

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
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, unaudited condensed consolidating statements of financial position as of June 30, 2012, and December 31, 2011, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries:

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,504	$—	$—	$1,504
Service revenues	—	217	6	(6)	217
Total sales and service revenues	—	1,721	6	(6)	1,721
Cost of sales and service revenues
Cost of product sales	—	1,252	—	—	1,252
Cost of service revenues	—	191	6	(6)	191
Income (loss) from operating investments, net	—	4	—	—	4
General and administrative expenses	—	176	—	—	176
Operating income (loss)	—	106	—	—	106
Interest expense	(27)	(2)	—	—	(29)
Equity in earnings (loss) of subsidiaries	67	—	—	(67)	—
Earnings (loss) before income taxes	40	104	—	(67)	77
Federal income taxes	(10)	37	—	—	27
Net earnings (loss)	$50	$67	$—	$(67)	$50
Other comprehensive income (loss), net of tax	13	13	—	(13)	13
Comprehensive income (loss)	$63	$80	$—	$(80)	$63

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)

	Three Months Ended June 30, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,351	$—	$—	$1,351
Service revenues	—	212	—	—	212
Total sales and service revenues	—	1,563	—	—	1,563
Cost of sales and service revenues
Cost of product sales	—	1,124	—	—	1,124
Cost of service revenues	—	183	—	—	183
Income (loss) from operating investments, net	—	4	—	—	4
General and administrative expenses	—	169	—	—	169
Operating income (loss)	—	91	—	—	91
Interest expense	(33)	3	—	—	(30)
Equity in earnings (loss) of subsidiaries	61	—	—	(61)	—
Earnings (loss) before income taxes	28	94	—	(61)	61
Federal income taxes	(12)	33	—	—	21
Net earnings (loss)	$40	$61	$—	$(61)	$40
Other comprehensive income (loss), net of tax	7	7	—	(7)	7
Comprehensive income (loss)	$47	$68	$—	$(68)	$47

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)

	Six Months Ended June 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$2,857	$—	$—	$2,857
Service revenues	—	432	7	(7)	432
Total sales and service revenues	—	3,289	7	(7)	3,289
Cost of sales and service revenues
Cost of product sales	—	2,391	—	—	2,391
Cost of service revenues	—	376	7	(7)	376
Income (loss) from operating investments, net	—	6	—	—	6
General and administrative expenses	—	342	—	—	342
Operating income (loss)	—	186	—	—	186
Interest expense	(55)	(4)	—	—	(59)
Equity in earnings (loss) of subsidiaries	118	—	—	(118)	—
Earnings (loss) before income taxes	63	182	—	(118)	127
Federal income taxes	(20)	64	—	—	44
Net earnings (loss)	83	118	—	(118)	83
Other comprehensive income (loss), net of tax	28	28	—	(28)	28
Comprehensive income (loss)	$111	$146	$—	$(146)	$111

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)

	Six Months Ended June 30, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$2,817	$—	$—	$2,817
Service revenues	—	430	—	—	430
Total sales and service revenues	—	3,247	—	—	3,247
Cost of sales and service revenues
Cost of product sales	—	2,377	—	—	2,377
Cost of service revenues	—	384	—	—	384
Income (loss) from operating investments, net	—	8	—	—	8
General and administrative expenses	—	318	—	—	318
Operating income (loss)	—	176	—	—	176
Interest expense	(33)	(12)	—	—	(45)
Equity in earnings (loss) of subsidiaries	106	—	—	(106)	—
Earnings (loss) before income taxes	73	164	—	(106)	131
Federal income taxes	(12)	58	—	—	46
Net earnings (loss)	85	106	—	(106)	85
Other comprehensive income (loss), net of tax	24	24	—	(24)	24
Comprehensive income (loss)	$109	$130	$—	$(130)	$109

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$668	$—	$1	$—	$669
Accounts receivable, net	—	878	—	—	878
Inventoried costs, net	—	357	—	—	357
Deferred income taxes	—	222	—	—	222
Prepaid expenses and other current assets	—	42	16	(17)	41
Total current assets	668	1,499	17	(17)	2,167
Property, plant, and equipment, net	—	1,992	—	—	1,992
Other Assets
Goodwill	—	844	—	—	844
Other purchased intangibles, net of accumulated amortization of $382 in 2012	—	557	—	—	557
Pension plan asset	—	64	—	—	64
Debt issuance costs	44	—	—	—	44
Miscellaneous other assets	—	144	—	—	144
Investment in subsidiaries	2,516	—	—	(2,516)	—
Intercompany receivables	—	470	—	(470)	—
Total other assets	2,560	2,079	—	(2,986)	1,653
Total assets	$3,228	$5,570	$17	$(3,003)	$5,812

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$314	$—	$—	$314
Current portion of long-term debt	36	—	—	—	36
Current portion of workers’ compensation liabilities	—	201	—	—	201
Current portion of postretirement plan liabilities	—	172	—	—	172
Accrued employees’ compensation	—	189	—	—	189
Advance payments and billings in excess of costs incurred	—	70	—	—	70
Provision for contract losses	—	6	—	—	6
Other current liabilities	25	204	17	(17)	229
Total current liabilities	61	1,156	17	(17)	1,217
Long-term debt	1,703	105	—	—	1,808
Other postretirement plan liabilities	—	589	—	—	589
Pension plan liabilities	—	791	—	—	791
Workers’ compensation liabilities	—	364	—	—	364
Other long-term liabilities	—	49	—	—	49
Intercompany liabilities	470	—	—	(470)	—
Total liabilities	2,234	3,054	17	(487)	4,818
Stockholders’ equity	994	2,516	—	(2,516)	994
Total liabilities and stockholders’ equity	$3,228	$5,570	$17	$(3,003)	$5,812

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	December 31, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$915	$—	$—	$—	$915
Accounts receivable, net	—	711	—	—	711
Inventoried costs, net	—	380	—	—	380
Deferred income taxes	—	232	—	—	232
Prepaid expenses and other current assets	—	30	—	—	30
Total current assets	915	1,353	—	—	2,268
Property, plant, and equipment, net	—	2,033	—	—	2,033
Other Assets
Goodwill	—	844	—	—	844
Other purchased intangibles, net of accumulated amortization of $372 in 2011	—	567	—	—	567
Pension plan asset	—	64	—	—	64
Debt issuance costs	48	—	—	—	48
Miscellaneous other assets	—	177	—	—	177
Investment in subsidiaries	2,358	—	—	(2,358)	—
Intercompany receivables	—	692	—	(692)	—
Total other assets	2,406	2,344	—	(3,050)	1,700
Total assets	$3,321	$5,730	$—	$(3,050)	$6,001

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$380	$—	$—	$380
Current portion of long-term debt	29	—	—	—	29
Current portion of workers’ compensation liabilities	—	201	—	—	201
Current portion of postretirement plan liabilities	—	172	—	—	172
Accrued employees’ compensation	—	221	—	—	221
Advance payments and billings in excess of costs incurred	—	101	—	—	101
Provision for contract losses	—	19	—	—	19
Other current liabilities	26	223	—	—	249
Total current liabilities	55	1,317	—	—	1,372
Long-term debt	1,725	105	—	—	1,830
Other postretirement plan liabilities	—	581	—	—	581
Pension plan liabilities	—	936	—	—	936
Workers’ compensation liabilities	—	361	—	—	361
Other long-term liabilities	—	49	—	—	49
Intercompany liabilities	669	23	—	(692)	—
Total liabilities	2,449	3,372	—	(692)	5,129
Stockholders’ equity	872	2,358	—	(2,358)	872
Total liabilities and stockholders’ equity	$3,321	$5,730	$—	$(3,050)	$6,001

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33)	$(146)	$1	$—	$(178)
Investing Activities
Additions to property, plant, and equipment	—	(57)	—	—	(57)
Net cash provided by (used in) investing activities	—	(57)	—	—	(57)
Financing Activities
Proceeds from issuance of long-term debt	—	—	—	—	—
Repayment of long-term debt	(15)	—	—	—	(15)
Debt issuance costs	—	—	—	—	—
Repayment of notes payable to former parent and accrued interest	—	—	—	—	—
Dividend to former parent in connection with spin-off	—	—	—	—	—
Proceeds from stock option exercises	4	—	—	—	4
Net transfers from (to) former parent	—	—	—	—	—
Cash sweep/funding by parent	(203)	203	—	—	—
Net cash provided by (used in) financing activities	(214)	203	—	—	(11)
Change in cash and cash equivalents	(247)	—	1	—	(246)
Cash and cash equivalents, beginning of period	915	—	—	—	915
Cash and cash equivalents, end of period	$668	$—	$1	$—	$669

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14)	$(164)	$—	$—	$(178)
Investing Activities
Additions to property, plant, and equipment	—	(83)	—	—	(83)
Net cash provided by (used in) investing activities	—	(83)	—	—	(83)
Financing Activities
Proceeds from issuance of long-term debt	1,775	—	—	—	1,775
Repayment of long-term debt	(7)	—	—	—	(7)
Debt issuance costs	(54)	—	—	—	(54)
Repayment of notes payable to former parent and accrued interest	—	(954)	—	—	(954)
Dividend to former parent in connection with spin-off	(1,429)	—	—	—	(1,429)
Proceeds from stock option exercises	1	—	—	—	1
Net transfers from (to) former parent	—	1,310	—	—	1,310
Cash sweep/funding by parent	109	(109)	—	—	—
Net cash provided by (used in) financing activities	395	247	—	—	642
Change in cash and cash equivalents	381	—	—	—	381
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$381	$—	$—	$—	$381

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

Business Environment

In August 2011, the Budget Control Act (the “Act”) reduced the DoD top line budget by $487 billion over the next decade starting in 2013. Additionally, if the Congress does not identify savings to reduce the U.S. deficit by up to $1.5 trillion, the Act could lead to the implementation of sequestration imposing up to $600 billion in additional cuts on defense spending between 2013 and 2021. At this time, the Congress has not identified the required savings. While the specific effects of sequestration remain unknown, should sequestration as currently mandated by the Act be implemented in January 2013, the resulting funding reductions could have material operational consequences to our employee base, facilities and suppliers. We are currently unable to predict the future impact on our financial position, results of operations or cash flows, including revenues, goodwill and long-lived assets.

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

As of June 30, 2012, there had been no material changes to the above critical accounting policies since the year ended December 31, 2011.

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

Our long-term contracts typically fall into one of two broad categories:

Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs incurred plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit which affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 99% of our revenues for each of the three and six months ended June 30, 2012 and 2011, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts are considered firm fixed-price contracts as they specify a fixed hourly rate for each labor hour charged. Approximately 1% of our revenues for each of the three and six months ended June 30, 2012 and 2011, were generated from firm fixed-price arrangements. Substantially all of our revenues during these periods were derived from the U.S. Government.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2012 over 2011		June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and service revenues	$1,721	$1,563	$158	10%	$3,289	$3,247	$42	1%
Cost of product sales and service revenues	1,443	1,307	136	10%	2,767	2,761	6	—%
Income (loss) from operating investments, net	4	4	—	—%	6	8	(2)	(25)%
General and administrative expenses	176	169	7	4%	342	318	24	8%
Operating income (loss)	106	91	15	16%	186	176	10	6%
Interest expense	29	30	(1)	(3)%	59	45	14	31%
Federal and foreign income taxes	27	21	6	29%	44	46	(2)	(4)%
Net earnings (loss)	$50	$40	$10	25%	$83	$85	$(2)	(2)%

Operating Performance Assessment and Reporting

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is largely flexibly-priced, which means that sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Under FAR rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues as well as operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This approach is consistent with the long-term life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

Cost of sales for both product sales and service revenues consist of materials, labor, and subcontracting costs, as well as an allocation of indirect costs for overhead. We manage the type and amount of costs at the contract level, which is the basis for estimating our total costs at completion of our contracts. Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts are described in our analysis.

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended				Six Months Ended
	June 30		2012 over 2011		June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Product sales	$1,504	$1,351	$153	11%	$2,857	$2,817	$40	1%
Service revenues	217	212	5	2%	432	430	2	—%
Sales and service revenues	$1,721	$1,563	$158	10%	$3,289	$3,247	$42	1%

Product sales for the three and six months ended June 30, 2012, increased $153 million and $40 million, or 11% and 1%, respectively, as compared with the same periods in 2011. Product sales at our Ingalls segment increased by $54 million in the three months ended June 30, 2012, primarily as a result of higher revenues in Amphibious Assault Ships and Surface Combatants. Product sales at our Ingalls segment decreased by $10 million in the six months ended June 30, 2012, primarily as a result of lower revenues in the NSC-1 Legend-class program, partially offset by higher sales in Amphibious Assault Ships and Surface Combatants. Newport News product sales increased by $99 million and $50 million in the three and six months ended June 30, 2012, respectively, due to higher sales volumes in Aircraft Carriers and Submarines programs.

Service revenues for the three and six months ended June 30, 2012, increased $5 million and $2 million, respectively, as compared with the same periods in 2011. Service revenues at our Ingalls segment decreased by $3 million and $10 million in the three and six months ended June 30, 2012, respectively, primarily as a result of lower volume in Surface Combatants support services. Service revenues at our Newport News segment increased by $8 million and $12 million in the three and six months ended June 30, 2012, respectively, due to increased volumes on Submarine related engineering and the advance planning contract for CVN-65 USS Enterprise inactivation, partially offset by lower volume in Fleet Support services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30		2012 over 2011		June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Cost of product sales	$1,252	$1,124	$128	11%	$2,391	$2,377	$14	1%
% of product sales	83.2%	83.2%	—	—%	83.7%	84.4%	—	(0.7)%
Cost of service revenues	191	183	8	4%	376	384	(8)	(2)%
% of service revenues	88.0%	86.3%	—	1.7%	87.0%	89.3%	—	(2.3)%
Income (loss) from operating investments, net	4	4	—	—%	6	8	(2)	(25)%
General and administrative expenses	176	169	7	4%	342	318	24	8%
% of total sales and service revenues	10.2%	10.8%	—	(0.6)%	10.4%	9.8%	—	0.6%
Cost of sales and service revenues	$1,615	$1,472	$143	10%	$3,103	$3,071	$32	1%

Cost of Product Sales

Cost of product sales in the three and six months ended June 30, 2012, increased $128 million and $14 million, respectively, or 11% and 1%, respectively, as compared to the same periods in 2011. Cost of product sales at our Ingalls segment increased $45 million in the three months ended June 30, 2012, as a result of the higher sales volumes described above, partially offset by improved performance on the LPD-17 San Antonio-class program, as well as receipt of $7 million in resolution of a contract dispute with a private party. Cost of product sales at our Ingalls segment decreased $38 million in the six months ended June 30, 2012, as a result of the lower sales volumes described above, improved performance on the LPD-17 San Antonio-class program, as well as receipt of $7 million in resolution of a contract dispute with a private party. Cost of product sales at our Newport News segment increased $83 million in the three months ended June 30, 2012, primarily due to higher sales volumes in Aircraft Carriers and Submarines programs. Cost of product sales at our Newport News segment increased $52 million in the six months ended June 30, 2012, primarily due to higher sales volumes in Aircraft Carriers and Submarines programs. Cost of product sales as a percentage of product sales remained stable at 83.2% in the three months ended June 30, 2012, as compared to the same period in 2011. Cost of product sales as a percentage of product sales decreased moderately from 84.4% to 83.7% in the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to normal year-to-year variances in contract mix.

Cost of Service Revenues

Cost of service revenues in the three months ended June 30, 2012, increased $8 million, or 4%, as compared to the same period in 2011. Cost of service revenues in the six months ended June 30, 2012, decreased $8 million, or 2%, as compared to the same period in 2011. Cost of service revenues at our Ingalls segment decreased $3 million and $12 million in the three and six months ended June 30, 2012, respectively, as a result of lower sales volumes described above. Cost of service revenues at our Newport News segment increased $11 million and $4 million in the three and six months ended June 30, 2012, respectively, as a result of higher sales volumes described above. Cost of service revenues as a percentage of service revenues increased from 86.3% to 88.0% in the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to normal year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues decreased from 89.3% to 87.0% in the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to normal year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net in the three months ended June 30, 2012, remained stable at $4 million as compared to the same period in 2011. The components of income from operating investments, net were consistent during these periods. Income from operating investments, net in the six months ended June 30, 2012, decreased by $2 million, or 25%, as compared to the same period in 2011. The decrease was primarily driven by reduced work funded by the American Reinvestment and Recovery Act at our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses in the three months ended June 30, 2012, increased $7 million, or 4%, from the comparable period in 2011. This increase was primarily the result of an increase in the FAS/CAS Adjustment partially offset by decreases in corporate office and state income tax expenses. For the six months ended June 30, 2012, general and administrative expenses increased $24 million, or 8%, from the comparable period in 2011. This increase was primarily the result of increases in the FAS/CAS Adjustment and deferred state income tax expense, partially offset by decreases in corporate office and state income tax expenses. See FAS/CAS Adjustment below.

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

The table below reconciles segment operating income to total operating income:

	Three Months Ended				Six Months Ended
	June 30		2012 over 2011		June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Segment operating income (loss)	$127	$98	$29	30%	$228	$182	$46	25%
FAS/CAS Adjustment	(19)	(4)	(15)	(375)%	(36)	(8)	(28)	(350)%
Deferred state income taxes	(2)	(3)	1	33%	(6)	2	(8)	(400)%
Total operating income (loss)	106	91	15	16%	186	176	10	6%

Segment Operating Income

Segment operating income for the three months ended June 30, 2012 was $127 million, an increase of $29 million as compared to the same period in 2011. The increase was primarily due to performance improvements on the SSN-774 Virginia-class submarine construction program, improved performance on the LPD-17 San Antonio-class program, as well as receipt of $7 million in resolution of a contract dispute with a private party.

Segment operating income for the six months ended June 30, 2012 was $228 million, an increase of $46 million as compared to the same period in 2011. The increase was primarily due to performance improvements on the SSN-774 Virginia-class submarine construction program, improved performance on the LPD-17 San Antonio-class program, as well as receipt of $7 million in resolution of a contract dispute with a private party.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Three Months Ended				Six Months Ended
	June 30		2012 over 2011		June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
FAS expense	$(55)	$(39)	$(16)	(41)%	$(110)	$(79)	$(31)	(39)%
CAS expense	36	35	1	3%	74	71	3	4%
FAS/CAS Adjustment	$(19)	(4)	(15)	375%	$(36)	(8)	(28)	350%

The FAS/CAS Adjustment was an expense of $19 million and $4 million in the three months ended June 30, 2012 and 2011, respectively. The FAS/CAS Adjustment was an expense of $36 million and $8 million in the six months ended June 30, 2012 and 2011, respectively. The unfavorable changes in the FAS/CAS Adjustment of $15 million and $28 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, were driven by an increase in our FAS expense, due primarily to commencing the amortization in 2012 of the net actuarial losses incurred in 2011.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense in the three months ended June 30, 2012, was $2 million, compared to an expense of $3 million in the same period in 2011. Deferred state income tax expense in the six months ended June 30, 2012, was $6 million, compared to a benefit of $2 million in the same period in 2011. The change was primarily due to the timing of contract-related income and deductions.

Interest Expense

Interest expense for the three months ended June 30, 2012, decreased $1 million from the same period in 2011 primarily due to repayments of debt. Interest expense for the six months ended June 30, 2012, increased $14 million from the same period in 2011, due to the issuance of the HII senior notes and establishment of the Credit Facility in March 2011, partially offset by the elimination of intercompany indebtedness to Northrop Grumman in connection with the spin-off.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended June 30, 2012, was 35.1%, compared with 34.4% for the same period in 2011. Our effective tax rate on earnings from operations for the six months ended June 30, 2012, was 34.6%, compared with 35.1% for the same period in 2011. Our effective tax rate can differ from the federal statutory rate as a result of nondeductible expenditures, the research and development tax credit and the domestic manufacturing deduction. Our effective tax rate for the three and six months ended June 30, 2012, does not reflect the income tax benefit for the research and development tax credit, which expired on December 31, 2011. If the research and development tax credit is legislatively extended in 2012, there will be a favorable impact on our 2012 effective income tax rate. The impact of the research and development tax credit on our effective tax rate for 2012 would be reflected in the period in which the legislation extending the credit is enacted.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Three Months Ended				Six Months Ended
	June 30		2012 over 2011		June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and Service Revenues
Ingalls	$756	$708	$48	7%	$1,448	$1,469	$(21)	(1)%
Newport News	979	872	107	12%	1,874	1,812	62	3%
Intersegment eliminations	(14)	(17)	3	18%	(33)	(34)	1	3%
Total sales and service revenues	$1,721	$1,563	$158	10%	$3,289	$3,247	$42	1%
Operating Income (Loss)
Ingalls	$38	$19	$19	100%	$58	$36	$22	61%
Newport News	89	79	10	13%	170	146	24	16%
Total Segment Operating Income (Loss)	127	98	29	30%	228	182	46	25%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(19)	(4)	(15)	(375)%	(36)	(8)	(28)	(350)%
Deferred state income taxes	(2)	(3)	1	33%	(6)	2	(8)	(400)%
Total operating income (loss)	$106	$91	$15	16%	$186	$176	$10	6%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including the FAS/CAS Adjustment and deferred state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion (“EAC”) of the contract that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Cumulative Adjustments

For the three and six months ended June 30, 2012 and 2011, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2012	2011	2012	2011
Gross favorable adjustments	$60	$45	$87	$82
Gross unfavorable adjustments	(26)	(42)	(39)	(83)
Net Adjustments	$34	$3	$48	$(1)

For the three and six months ended June 30, 2012, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program, LPD-23 Anchorage and LPD-25 Somerset, as well as receipt of $7 million in resolution of a contract dispute with a private party. During the same period unfavorable cumulative catch-up adjustments were primarily related to lower performance on LPD-22 USS San Diego and LPD-24 Arlington.

For the three and six months ended June 30, 2011, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program, LPD-21 New York, LPD-23 Anchorage and LPD-25 Somerset. During the same period unfavorable cumulative catch-up adjustments were primarily related to LPD-22 USS San Diego and LPD-24 Arlington.

Ingalls

	Three Months Ended				Six Months Ended
	June 30		2012 over 2011		June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and service revenues	$756	$708	$48	7%	$1,448	$1,469	$(21)	(1)%
Segment operating income (loss)	38	19	19	100%	58	36	22	61%
As a percentage of segment sales	5.0%	2.7%	—	2.3%	4.0%	2.5%	—	1.5%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended June 30, 2012, increased $48 million, or 7%, from the same period in 2011, driven by higher sales in Amphibious Assault Ships. The increase in Amphibious Assault Ships revenues was due to higher sales volume on LHA-7 Tripoli, partially offset by lower sales volume on LHA-6 America. Revenues on the LPD-17 San Antonio-class program remained constant as higher sales volume on LPD-27 (unnamed) and LPD-25 Somerset were offset by lower sales on LPD-24 Arlington and following the delivery of LPD-22 USS San Diego in 2011. Surface Combatants revenues remained stable as higher sales on the DDG-1000 Zumwalt-class destroyer program were offset by lower sales on the DDG-51 Arleigh Burke-class destroyer program. Revenues on the NSC-1 Legend-class program remained constant as lower sales resulting from the delivery of NSC-3 USCGC Stratton in 2011 were offset by higher sales volume on the construction of NSC-4 Hamilton and NSC-5 Joshua James and the advance procurement contract on NSC-6 (unnamed).

Ingalls revenues, including intersegment sales, for the six months ended June 30, 2012, decreased $21 million, or 1%, from the same period in 2011, driven by lower sales in the NSC-1 Legend-class program partially offset by higher sales in Amphibious Assault Ships. The decrease in the NSC-1 Legend-class program revenues was due to lower sales following the delivery of NSC-3 USCGC Stratton in 2011, partially offset by higher sales on the construction of NSC-4 Hamilton and NSC-5 Joshua James and the advance procurement contract on NSC-6 (unnamed). The increase in Amphibious Assault Ships revenues was driven by higher sales on LHA-7 Tripoli, LPD-27 (unnamed), LPD-25 Somerset, and LPD-26 John P. Murtha, partially offset by lower sales volume on LHA-6 America, LPD-24 Arlington and following the delivery of LPD-22 USS San Diego in 2011. Surface Combatants revenues remained stable as higher sales on the DDG-1000 Zumwalt-class destroyer program were offset by lower sales on the DDG-51 Arleigh Burke-class destroyer program.

Segment Operating Income

Ingalls operating income for the three months ended June 30, 2012, was $38 million as compared to $19 million for the same period in 2011. The increase was primarily due to lower unfavorable performance adjustments on LPD-22 USS San Diego and higher favorable performance adjustments on LPD-25 Somerset in 2012 compared to the same period in 2011, as well as receipt of $7 million in resolution of a contract dispute with a private party. This increase was partially offset by higher unfavorable performance adjustments on LPD-24 Arlington and lower favorable performance adjustments on LPD-23 Anchorage in 2012 compared to the same period in 2011.

Ingalls operating income for the six months ended June 30, 2012, was $58 million as compared to $36 million for the same period in 2011. The increase was primarily due to lower unfavorable performance adjustments on LPD-22 USS San Diego and higher favorable performance adjustments on LPD-25 Somerset in 2012 compared to the same period in 2011, as well as receipt of $7 million in resolution of a contract dispute with a private party. This increase was partially offset by lower favorable performance adjustments on LPD-23 Anchorage and higher unfavorable performance adjustments on LPD-24 Arlington in 2012 compared to the same period in 2011.

Newport News

	Three Months Ended				Six Months Ended
	June 30		2012 over 2011		June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and service revenues	$979	$872	$107	12%	$1,874	$1,812	$62	3%
Segment operating income (loss)	89	79	10	13%	170	146	24	16%
As a percentage of segment sales	9.1%	9.1%	—	—%	9.1%	8.1%	—	1.0%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2012, increased $107 million, or 12%, from the same period in 2011, primarily driven by higher volume in Aircraft Carriers and Submarines, partially offset by lower Fleet Support services. The increase in Aircraft Carriers was primarily due to higher revenues on the construction contract for CVN-78 Gerald R. Ford, the advance construction contract for CVN-79 John F. Kennedy, the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH, and the advance planning contract for the CVN-65 USS Enterprise inactivation, partially offset by lower revenues on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and an engineering contract for CVN-78 Gerald R. Ford. The increase in Submarines was the result of higher revenues on the SSN-774 Virginia-class submarine construction program, due to the continued transition to a two-boat-per-year production rate, partially offset by the delivery in 2011 of SSN-781 USS California. The reduction in Fleet Support revenues was due to the re-delivery of the SSN-753 USS Albany Docking Continuous Maintenance Availability in the third quarter of 2011.

Newport News revenues for the six months ended June 30, 2012, increased $62 million, or 3%, from the same period in 2011, primarily driven by higher volumes in Aircraft Carriers and Submarines, partially offset by lower Fleet Support services. The increase in Aircraft Carriers was primarily due to higher revenues on the construction contract for CVN-78 Gerald R. Ford, the advance construction contract for CVN-79 John F. Kennedy, the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH, and the advance planning contract for the CVN-65 USS Enterprise inactivation, partially offset by lower revenues on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and an engineering contract for CVN-78 Gerald R. Ford. The increase in Submarines was the result of higher revenues on the SSN-774 Virginia-class submarine construction program, due to the continued transition to a two-boat-per-year production rate, partially offset by the delivery in 2011 of SSN-781 USS California. The reduction in Fleet Support revenues was due to the re-delivery of the SSN-753 USS Albany Docking Continuous Maintenance Availability in the third quarter of 2011.

Segment Operating Income

Newport News operating income for the three months ended June 30, 2012, was $89 million, compared with $79 million in the same period in 2011. The increase was due primarily to the higher sales volume described above and the 2012 impact of performance improvements on the SSN-774 Virginia-class submarine construction program.

Newport News operating income for the six months ended June 30, 2012, was $170 million, compared with $146 million in the same period in 2011. The increase was due primarily to the 2012 impact of performance improvements on the SSN-774 Virginia-class submarine construction program and increased sales volume as described above.

BACKLOG

Total backlog at both June 30, 2012, and December 31, 2011, was approximately $16 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity (“IDIQ”) orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment at June 30, 2012, and December 31, 2011:

	June 30, 2012			December 31, 2011
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,763	$184	$6,947	$5,454	$242	$5,696
Newport News	5,855	3,407	9,262	5,387	5,185	10,572
Total backlog	$12,618	$3,591	$16,209	$10,841	$5,427	$16,268

Approximately 33% of the $16 billion total backlog at December 31, 2011, is expected to be converted into sales in 2012. U.S. Government orders comprised substantially all of the total backlog as of June 30, 2012, and December 31, 2011.

Awards

The value of new contract awards during the six months ended June 30, 2012, was approximately $3.3 billion. Significant new awards during this period included contracts for the detail design and construction of LHA-7 Tripoli, advance procurement for construction of LPD-27 (unnamed), and planning efforts for the CVN-72 USS Abraham Lincoln RCOH.

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

The table below summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended
	June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent
Net earnings (loss)	$83	$85	$(2)	(2)%
Deferred income taxes	29	(19)	48	253%
Depreciation and amortization	96	93	3	3%
Stock-based compensation	16	13	3	23%
Retiree benefit funding less than (in excess of) expense	(92)	59	(151)	(256)%
Trade working capital decrease (increase)	(310)	(409)	99	24%
Net cash provided by (used in) operating activities	$(178)	$(178)	$—	—%

Cash Flows

We discuss below our major operating, investing and financing activities for the six months ended June 30, 2012 and 2011, as classified on the unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for each of the six months ended June 30, 2012 and 2011 was $178 million. An increase in retirement benefit funding was offset by a decrease in trade working capital and deferred income taxes. The change in trade working capital was primarily driven by inventoried costs and accounts payable. In the six months ended June 30, 2012 and 2011, we paid net cash of $8 million and $11 million, respectively, for federal and state income taxes. Net cash paid by Northrop Grumman on our behalf for U.S. federal income tax obligations was $53 million in the six months ended June 30, 2011.

For the six months ended June 30, 2012, we made minimum and discretionary contributions to our qualified defined benefit pension plans totaling $120 million and $63 million, respectively. Based on demographic data and our practice of maintaining our plans funded status to avoid benefit restrictions, we expect our full year 2012 cash contributions to our qualified defined benefit pension plans to be approximately $236 million ($144 million minimum; $92 million discretionary). In 2011, we made no contributions to our qualified defined benefit pension plans.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2012, was $57 million, compared with $83 million used in the same period in 2011, consisting entirely of capital expenditures in both periods. This decrease resulted primarily from a one-time reimbursement to the State of Louisiana in 2011 related to the Avondale wind down. Our total capital expenditures are generally between 2% and 3% of annual revenues, and we expect capital expenditures for 2012 to fall at the high end of this range.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2012, was $11 million, due to $15 million of debt repayment offset by $4 million in proceeds from the exercise of stock options.

Cash provided by financing activities for the six months ended June 30, 2011, was $642 million. Our cash flow from financing activities resulted primarily from the issuance of $1,775 million of debt, a $1,310 million net transfer from our former parent and $1 million in proceeds from the exercise of stock options, offset by repayment of $7 million of long-term debt, $54 million of debt issuance costs, repayment of $954 million of notes to our former parent, and a contribution of $1,429 million to Northrop Grumman as a result of the spin-off.

Free Cash Flow

Free cash flow represents cash provided by (used in) operating activities less capital expenditures. We believe investors consider free cash flow to be a useful measure of our performance because it indicates the total cash available for redeployment. We also use free cash flow as a key operating metric in assessing the performance of our business and as a key performance measure in evaluating management performance and determining incentive compensation.

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.

The following table reconciles net cash used in operating activities to free cash flow:

	Six Months Ended
	June 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent
Net cash provided by (used in) operating activities	$(178)	$(178)	$—	—%
Less:
Capital expenditures	(57)	(83)	26	31%
Free cash flow (used in) provided by operations	$(235)	$(261)	$26	10%

Other Sources and Uses of Capital

Additional Capital - We expect cash generated from operations in combination with our existing credit facilities to be sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Financial Arrangements - In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. At June 30, 2012, $130 million of standby letters of credit were issued but undrawn and $296 million of surety bonds were outstanding related to our operations.

Retirement of Debt - Immediately prior to the spin-off on March 30, 2011, the Company had $715 million of promissory notes payable to Northrop Grumman, together with accrued and unpaid interest totaling $248 million. In connection with the spin-off, the intercompany debt and accrued interest thereon were contributed in their entirety to our additional paid-in capital by Northrop Grumman.

We made scheduled term loan payments of $15 million in the six months ended June 30, 2012, using cash generated from operations.

For a description of our outstanding debt amounts, see Note 10: Debt in Part I, Item 1.

CONTRACTUAL OBLIGATIONS

In 2011, we issued $1,200 million of senior notes and entered into the Credit Facility with third-party lenders in the amount of $1,225 million. As of June 30, 2012, total outstanding long-term debt was $1,844 million, consisting of these senior notes and the Credit Facility, in addition to $105 million of third-party debt that remained outstanding subsequent to the spin-off.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no significant off-balance sheet arrangements other than the surety bonds and letters of credit discussed in “Other Sources and Uses of Capital” above and operating leases.

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

Listed below are brief descriptions of some of the programs discussed in this Form 10-Q.

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

DDG-1000 Zumwalt-class destroyers
Design and build next-generation multi-mission surface combatants in conjunction with Bath Iron Works and construct the ships' integrated composite deckhouses, as well as portions of the ships' aft peripheral vertical launch systems. Developed under the DD(X) destroyer program, the DDG-1000 Zumwalt-class destroyer is the lead ship of a class tailored for land attack and littoral dominance. In July 2008, the U.S. Navy announced its decision to truncate the DDG-1000 program at three ships and restart the construction of BMD-capable (ballistic missile defense) DDG-51s. We are constructing the composite superstructure of DDG-1000 Zumwalt and DDG-1001 Michael Monsoor and have been awarded a long-leadtime material contract for DDG-1002 Lyndon B. Johnson. In addition, we have submitted a proposal to construct the DDG-1002 Lyndon B. Johnson composite superstructure.

Fleet support services
Fleet support provides comprehensive life cycle services, including depot maintenance, modernization, repairs, logistics and technical support and planning yard services for naval and commercial vessels. We have ship repair facilities in Newport News, Virginia, and San Diego, California, which are near the U.S. Navy's largest homeports of Norfolk, Virginia and San Diego, respectively. We also perform emergent repair for the U.S. Navy on all classes of ships.

LHA-6 America-class amphibious assault ships
Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The LHA-6 America-class ships, together with the LHD-1 Wasp-class ships, are the successors to the aging LHA-1 Tarawa-class ships. Three of the original five Tarawa-class ships have been recently decommissioned, and the remainder of the class is scheduled to be decommissioned by 2015. The first LHA replacement (“LHA(R)”) ship, LHA-6 America, was placed under contract with us in June 2007, and is scheduled for delivery in 2013. The LHA-6 America-class ships optimize aviation operations and support capabilities. LHA-7 Tripoli was placed under contract with us in 2012.

LPD-17 San Antonio-class amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. We are currently constructing LPD-23 through LPD-26. The LPD-17 class currently includes a total of 11 ships.

NSC-1 Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first three ships, NSC-1 USCGC Bertholf, NSC-2 USCGC Waesche and NSC-3 USCGC Stratton, have been delivered; NSC-4 Hamilton is under construction; the construction contract for NSC-5 Joshua James was awarded to us in September 2011.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. At June 30, 2012, we had $539 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of June 30, 2012. Based on the amounts outstanding under our Credit Facility as of June 30, 2012, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. At June 30, 2012, the amount of foreign currency forward contracts outstanding was not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2	Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 4, 2011).

11	Computation of Per Share Earnings (provided in Note 5 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 8, 2012	Huntington Ingalls Industries, Inc.
(Registrant)

	By:	/s/ Douglass L. Fontaine II
Douglass L. Fontaine II
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)