Form 10-Q
period 2012-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2012-11-08
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
As of November 5, 2012, 49,591,295 shares of common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2012	2011	2012	2011
Sales and service revenues
Product sales	$1,367	$1,384	$4,224	$4,201
Service revenues	229	209	661	639
Total sales and service revenues	1,596	1,593	4,885	4,840
Cost of sales and service revenues
Cost of product sales	1,187	1,166	3,578	3,543
Cost of service revenues	186	173	562	557
Income (loss) from operating investments, net	7	9	13	17
General and administrative expenses	164	153	506	471
Goodwill impairment	—	300	—	300
Operating income (loss)	66	(190)	252	(14)
Other income (expense)
Interest expense	(29)	(30)	(88)	(75)
Earnings (loss) before income taxes	37	(220)	164	(89)
Federal income taxes	24	28	68	74
Net earnings (loss)	$13	$(248)	$96	$(163)

Basic earnings (loss) per share	$0.26	$(5.07)	$1.95	$(3.34)
Weighted-average common shares outstanding	49.6	48.9	49.3	48.8

Diluted earnings (loss) per share	$0.26	$(5.07)	$1.92	$(3.34)
Weighted-average diluted shares outstanding	50.3	48.9	49.9	48.8

Net earnings (loss) from above	$13	$(248)	$96	$(163)
Other comprehensive income (loss)
Change in unamortized benefit plan costs	23	12	68	51
Tax benefit (expense) on change in unamortized benefit plan costs	(6)	(4)	(23)	(19)
Other comprehensive income (loss), net of tax	17	8	45	32
Comprehensive income (loss)	$30	$(240)	$141	$(131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30 2012	December 31 2011
Assets
Current Assets
Cash and cash equivalents	$766	$915
Accounts receivable, net	883	711
Inventoried costs, net	332	380
Deferred income taxes	214	232
Prepaid expenses and other current assets	31	30
Total current assets	2,226	2,268
Property, plant, and equipment, net	1,988	2,033
Other Assets
Goodwill	844	844
Other purchased intangibles, net of accumulated amortization of $387 in 2012 and $372 in 2011	552	567
Pension plan assets	64	64
Debt issuance costs	42	48
Long-term deferred tax asset	67	128
Miscellaneous other assets	80	49
Total other assets	1,649	1,700
Total assets	$5,863	$6,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) - CONTINUED

($ in millions, except share amounts)	September 30 2012	December 31 2011
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$292	$380
Current portion of long-term debt	43	29
Current portion of workers’ compensation liabilities	216	201
Current portion of postretirement plan liabilities	172	172
Accrued employees’ compensation	194	221
Advance payments and billings in excess of costs incurred	112	101
Provision for contract losses	4	19
Other current liabilities	206	249
Total current liabilities	1,239	1,372
Long-term debt	1,794	1,830
Other postretirement plan liabilities	594	581
Pension plan liabilities	762	936
Workers’ compensation liabilities	383	361
Other long-term liabilities	53	49
Total liabilities	4,825	5,129
Commitments and Contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 49,583,109 issued and outstanding as of September 30, 2012; 48,821,563 issued and outstanding as of December 31, 2011	—	—
Additional paid-in capital	1,887	1,862
Retained earnings (deficit)	(45)	(141)
Accumulated other comprehensive income (loss)	(804)	(849)
Total stockholders’ equity	1,038	872
Total liabilities and stockholders’ equity	$5,863	$6,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2012	2011
Operating Activities
Net earnings (loss)	$96	$(163)
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	122	123
Amortization of purchased intangibles	15	15
Amortization of debt issuance costs	6	4
Stock-based compensation	25	22
Deferred income taxes	44	—
Goodwill impairment	—	300
Change in
Accounts receivable	(172)	(53)
Inventoried costs	57	(173)
Prepaid expenses and other assets	(8)	(36)
Accounts payable and accruals	(134)	(74)
Retiree benefits	(93)	89
Other non-cash transactions, net	1	—
Net cash provided by (used in) operating activities	(41)	54
Investing Activities
Additions to property, plant, and equipment	(92)	(119)
Net cash provided by (used in) investing activities	(92)	(119)
Financing Activities
Proceeds from issuance of long-term debt	—	1,775
Repayment of long-term debt	(22)	(14)
Debt issuance costs	—	(54)
Repayment of notes payable to former parent and accrued interest	—	(954)
Dividend to former parent in connection with spin-off	—	(1,429)
Proceeds from stock option exercises	6	1
Net transfers from (to) former parent	—	1,276
Net cash provided by (used in) financing activities	(16)	601
Change in cash and cash equivalents	(149)	536
Cash and cash equivalents, beginning of period	915	—
Cash and cash equivalents, end of period	$766	$536
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$28	$34
Cash paid for interest	$102	$55
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$2	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30, 2012 and 2011 ($ in millions)	Former Parent's Equity in Unit	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2010	$1,933	$—	$—	$—	$(515)	$1,418
Net earnings (loss)	47	—	—	(210)	—	(163)
Dividend to former parent	(1,429)	—	—	—	—	(1,429)
Contributed surplus	(1,827)	—	1,827	—	—	—
Net transfers from (to) former parent	1,276	—	—	—	—	1,276
Additional paid-in capital	—	—	21	—	—	21
Other comprehensive income (loss), net of tax	—	—	—	—	32	32
Balance at September 30, 2011	$—	$—	$1,848	$(210)	$(483)	$1,155

Balance at December 31, 2011	$—	$—	$1,862	$(141)	$(849)	$872
Net earnings (loss)	—	—	—	96	—	96
Additional paid-in capital	—	—	25	—	—	25
Other comprehensive income (loss), net of tax	—	—	—	—	45	45
Balance at September 30, 2012	$—	$—	$1,887	$(45)	$(804)	$1,038

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

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended September 30, 2012 and 2011, net cumulative catch-up adjustments increased (decreased) operating income by $(9) million and $19 million, respectively, and increased (decreased) diluted earnings per share by $(0.12) and $0.26, respectively. For the nine months ended September 30, 2012 and 2011, net cumulative catch-up adjustments increased operating income by $39 million and $19 million, respectively, and increased diluted earnings per share by $0.50 and $0.25, respectively.

3. ACCOUNTING STANDARDS UPDATES

Accounting standards updates issued but not effective until after September 30, 2012, are not expected to have a significant effect on the Company's consolidated financial position, results of operations or cash flows.

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

The Defense Contract Audit Agency (“DCAA”), a DoD agency, prepared an initial audit report on the Company's July 30, 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. The Company then submitted a revised proposal dated October 12, 2011 to address the concerns of the DCAA and to reflect a revised estimated total cost of $271 million. The Company received a supplemental audit report, which again stated that the proposal was not sufficiently supported to allow DCAA to reach a conclusion. However, the report, while qualified and not final, supports the Company's position that, in general, most of the categories of costs incorporated in the proposal are allowable as restructuring activities. The amount and percentage of questioned costs are materially unchanged from the previous audit report. The Company intends to submit another revised proposal further addressing the DCAA concerns and supporting management's current restructuring cost estimate of $265 million.

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

Although closure is still the baseline assumption for Avondale, the Company is assessing the possibility of keeping the facility open as a manufacturer of industrial products other than naval ships. Ultimately, if the decision to pursue markets other than naval shipbuilding is made, and Avondale were to remain open, the Company would submit a revised restructuring proposal to the U.S. Navy consistent with this change. In such event, the Company expects the total estimated restructuring costs would decrease. While the restructuring costs that are currently capitalized as incurred, consisting primarily of severance and retention payments, would remain recoverable under existing or future U.S. Navy contracts, other costs would remain as part of the Avondale cost structure associated with Avondale's new line of business.

The table below summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility during the nine months ended September 30, 2012 and 2011. These costs are comprised primarily of employee severance and retention payments as well as incentive bonuses. These amounts were capitalized in inventoried costs, and will be recognized as expenses in cost of product sales beginning in 2014.

($ in millions)	Compensation	Other Accruals	Total
Balance at December 31, 2010	$27	$39	$66
Payments	(7)	(36)	(43)
Adjustments	36	(3)	33
Balance at September 30, 2011	$56	$—	$56

Balance at December 31, 2011	$50	$—	$50
Payments	(29)	—	(29)
Adjustments	9	—	9
Balance at September 30, 2012	$30	$—	$30

5. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2012	2011	2012	2011
Net earnings (loss)	$13	$(248)	$96	$(163)

Weighted-average common shares outstanding	49.6	48.9	49.3	48.8
Net effect of dilutive stock options	0.2	—	0.2	—
Net effect of dilutive restricted stock rights	0.2	—	0.2	—
Net effect of dilutive restricted performance stock rights	0.3	—	0.2	—
Dilutive weighted-average common shares outstanding	50.3	48.9	49.9	48.8

Earnings (loss) per share - basic	$0.26	$(5.07)	$1.95	$(3.34)
Earnings (loss) per share - diluted	$0.26	$(5.07)	$1.92	$(3.34)

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 1.0 million stock options and 0.4 million Restricted Stock Rights (“RSRs”) from the diluted share amounts presented above for the three and nine months ended September 30, 2012.

Also excluded from the diluted share amounts presented above for the three and nine months ended September 30, 2012, are potentially dilutive shares related to Restricted Performance Stock Rights (“RPSRs”) to the extent that the performance conditions have not been satisfied. RPSRs are only included in the calculation of diluted shares when performance targets are achieved based on actual results at the end of each reporting period. As of September 30, 2012, 0.5 million RPSRs that were converted from Northrop Grumman stock-based award plans (the “Northrop Grumman Plan”) were outstanding and subject to continued performance targets, with ultimate vesting between 64% and 182% of this amount to the extent that performance conditions are satisfied. As of September 30, 2012, 0.2 million of these RPSRs were excluded from the diluted share amounts based on the treasury stock method. As of September 30, 2012, 1.0 million RPSRs issued under the Huntington Ingalls Industries, Inc. 2011 Long Term Incentive Stock Plan were outstanding, with ultimate vesting between 0% and 200% of this amount to the extent that performance conditions are satisfied. As of September 30, 2012, the minimum performance target under these awards had not been satisfied, and these shares are therefore excluded from the calculation of diluted shares.

The amounts presented above for the three and nine months ended September 30, 2011 exclude the impact of 1.6 million shares related to stock options, 0.7 million shares related to RSRs and 0.7 million shares related to RPSRs as their inclusion would have been antidilutive.

6. SEGMENT INFORMATION

The Company is organized into two reportable segments: Ingalls and Newport News. The following table presents segment results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2012	2011	2012	2011
Sales and Service Revenues
Ingalls	$670	$740	$2,118	$2,209
Newport News	944	876	2,818	2,688
Intersegment eliminations	(18)	(23)	(51)	(57)
Total sales and service revenues	$1,596	$1,593	$4,885	$4,840
Operating Income (Loss)
Ingalls	$1	$(281)	$59	$(245)
Newport News	88	94	258	240
Total segment operating income (loss)	89	(187)	317	(5)
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(19)	(1)	(55)	(9)
Deferred state income taxes	(4)	(2)	(10)	—
Total operating income (loss)	$66	$(190)	$252	$(14)

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards (“CAS”).

Goodwill Impairment Charge - The operating losses for the three and nine months ended September 30, 2011 reflect a goodwill impairment charge of $300 million at Ingalls. See Note 8: Goodwill and Other Purchased Intangible Assets.

7. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	September 30 2012	December 31 2011
Production costs of contracts in process	$250	$402
General and administrative expenses	6	15
	256	417
Progress payments received	(14)	(118)
	242	299
Raw material inventory	90	81
Total inventoried costs, net	$332	$380

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

Accumulated goodwill impairment losses at both September 30, 2012, and December 31, 2011, were $2,780 million. The accumulated goodwill impairment losses for Ingalls at both September 30, 2012, and December 31,

2011, were $1,568 million. The accumulated goodwill impairment losses for Newport News at both September 30, 2012, and December 31, 2011, were $1,212 million.

In light of the adverse equity market conditions that began in the second quarter of 2011 and the resultant decline in industry market multiples and the Company’s market capitalization, the Company performed an interim goodwill impairment analysis as of September 30, 2011. Due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit, the Company recorded a $300 million preliminary goodwill impairment charge in the third quarter of 2011, which represented its best estimate of the impairment amount at the time of the filing of the Company's third quarter report. The goodwill impairment charge was later adjusted to $290 million in the fourth quarter of 2011, based on the final impairment analysis. See Note 10: Goodwill and Other Purchased Intangible Assets in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Purchased Intangible Assets

The table below summarizes the Company's aggregate purchased intangible assets, all of which are contract or program related intangible assets.

($ in millions)	September 30 2012	December 31 2011
Gross carrying amount	$939	$939
Accumulated amortization	(387)	(372)
Net carrying amount	$552	$567

The Company's remaining purchased intangible assets are subject to amortization and are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine contract intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Aggregate amortization expense was $5 million for each of the three months ended September 30, 2012 and 2011. Aggregate amortization expense was $15 million for each of the nine months ended September 30, 2012 and 2011.

Expected amortization for purchased intangibles is approximately $20 million annually for the next five years.

9. INCOME TAXES

The Company's earnings are entirely domestic and its effective tax rates on earnings from operations for the three and nine months ended September 30, 2012 were 64.9% and 41.5%, respectively. For the three and nine months ended September 30, 2011, the Company's effective tax rates (excluding the non-cash goodwill impairment charge of $300 million at Ingalls, which was non-deductible for income tax purposes) were 35.0% and 35.1%, respectively.

In the three and nine months ended September 30, 2012, the Company's effective tax rate differed from the federal statutory rate primarily as a result of $8 million in non-cash tax adjustments arising under the Tax Matters Agreement. The Tax Matters Agreement requires indemnification between HII and Northrop Grumman for aggregate tax adjustments exceeding a certain threshold for periods prior to the spin-off. See Note 12: Income Taxes in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for additional details on the Tax Matters Agreement. The Company's effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures, the research and development credit and the domestic manufacturing deduction.

For current state income tax purposes, the stand-alone tax amounts have been computed as if they were allowable costs under the terms of the Company's existing contracts in the applicable period and are included in general and administrative expenses.

Net deferred tax assets as presented in the unaudited condensed consolidated statements of financial position are as follows:

($ in millions)	September 30 2012	December 31 2011
Net current deferred tax assets	$214	$232
Net non-current deferred tax assets	67	128
Total net deferred tax assets	$281	$360

10. DEBT

Long-term debt consisted of the following:

($ in millions)	September 30 2012	December 31 2011
Term loan due March 30, 2016	$532	$554
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,837	1,859
Less current portion	43	29
Long-term debt, net of current portion	$1,794	$1,830

Credit Facility - In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate (“LIBOR”) plus a spread based upon the Company's leverage ratio. The current spread as of September 30, 2012, was 2.5% and may vary between 2.0% and 3.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of September 30, 2012, was 0.5% and may vary between 0.35% and 0.5%. As of September 30, 2012, approximately $46 million of letters of credit were issued but undrawn, and the remaining $604 million was unutilized.

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

Mississippi Economic Development Revenue Bonds - As of September 30, 2012, the Company had $84 million outstanding from the issuance of Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of September 30, 2012, the Company had $21

million outstanding from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (“GO Zone IRBs”) issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants as of September 30, 2012.

The estimated fair value of the Company's total long-term debt, including current portions, as of September 30, 2012 and December 31, 2011, was $1,965 million and $1,864 million, respectively. The fair value of the total long-term debt was calculated based on recent trades for most of the Company's debt instruments or based on interest rates prevailing on debt with substantially similar risks, terms and maturities.

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

In May 2007, the Company signed a joint venture agreement with Fluor Federal Services, Inc. and Honeywell International Inc. for a nominal initial investment, whereby Savannah River Nuclear Solutions, LLC (“SRNS”) was formed to manage and operate the Savannah River Site for the Department of Energy and the National Nuclear Security Administration. As of September 30, 2012, and December 31, 2011, the Company's ownership interest was approximately 34%, with carrying amounts of $10 million and $6 million, respectively. The investment in SRNS is being accounted for using the equity method and the total investment is classified as miscellaneous other assets in the Company's unaudited condensed consolidated statements of financial position. During the nine months ended September 30, 2012 and 2011, the Company received cash dividends from SRNS of $9 million and $11 million, respectively, which were recorded as reductions in the Company's investment in SRNS.

The following table presents summarized financial information for the Company's equity method investments:

Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2012	2011	2012	2011
Sales and services revenues	$359	$376	$1,024	$1,187
Operating income	20	26	37	53
Net earnings	20	26	37	53

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

On July 31, 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the U.S. Department of Justice to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. On December 8, 2011, the Department of Justice filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case.
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

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the "vessels") based on alleged "hull buckling and shaft alignment problems" and alleged "nonconforming topside equipment" on the vessels. The Company submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised Integrated Coast Guard Systems, LLC ("ICGS"), which was formed by the Company and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the Company and one of its subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The U.S. Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against the Company, ICGS, and Lockheed Martin relating to the vessel conversion effort. Damages under the False Claims Act may be trebled upon a finding of liability. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011, dismissing the relator's remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit, and, on July 16, 2012, the Fifth Circuit issued a per curiam decision affirming the judgment of the District Court dismissing the relator's remaining claims. Following dismissal of the relator's claims, the Company does not believe that remaining issues relating to its conversion of the vessels will have a material effect on its consolidated financial position, results of operations or cash flows, but the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

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

13. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2012, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services as described in Note 11: Business Arrangements. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of September 30, 2012, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

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

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party (“PRP”) by the Environmental Protection Agency, or similarly designated by another environmental agency, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2012, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may have to incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2012, the Company had $46 million of standby letters of credit issued but undrawn and $351 million of surety bonds outstanding.

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

15. HURRICANE KATRINA INSURANCE RECOVERIES

The Company is pursuing legal action against an insurance provider, FM Global, arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. See Note 14: Impacts from Hurricanes. The case was commenced against FM Global on November 4, 2005, and is now pending in the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal, the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its "Flood" exclusion and remanded the case to the U.S. District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy, even if the Flood exclusion of the policy is unambiguous. In August 2010, the U.S. District Court granted FM Global's motion for summary judgment based upon California's doctrine of efficient proximate cause and denied FM Global's motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the Company sustained wind damage apart from the hurricane storm surge. In September 2011, the U.S. District Court granted FM Global's motion for summary judgment to dismiss the claims for bad faith damages and for contract reformation. The Company intends to continue to pursue the breach of contract action against FM Global, and trial on the merits is currently scheduled to start in October 2013. In addition, in January 2011, Northrop Grumman, as the Company's predecessor-in-interest, filed suit against Aon, which acted as the Company's broker in connection with the policy with FM Global, in Superior Court in California, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as for declaratory relief. The Aon matter is currently scheduled for trial to begin in February 2014. No assurances can be made as to the ultimate outcome of these matters. If, however, either of these claims is successful, the potential impact to the Company's consolidated financial position, results of operations and cash flows would be favorable.

16. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension and postretirement benefit plans and defined contribution pension benefit plans to eligible employees.

The cost of the Company's defined benefit plans and other postretirement plans for the three and nine months ended September 30, 2012 and 2011, was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$33	$31	$4	$4	$99	$93	$12	$11
Interest cost	53	50	9	9	159	150	27	29
Expected return on plan assets	(67)	(67)	—	—	(200)	(200)	—	—
Amortization of prior service cost (credit)	3	3	(2)	(2)	9	9	(7)	(6)
Amortization of net actuarial loss (gain)	19	8	3	2	58	25	8	6
Net periodic benefit cost	$41	$25	$14	$13	$125	$77	$40	$40

The Company's cash contributions for the nine months ended September 30, 2012 and 2011, were as follows:

	Nine Months Ended September 30
($ in millions)	2012	2011
Pension plans
Minimum (a)	$143	$—
Discretionary
Qualified	87	—
Non-qualified	3	1
Other benefit plans	25	28
Total contributions	$258	$29

(a) Qualified pension plans only.

The Company expects its full year 2012 cash contributions to its qualified defined benefit pension plans to be approximately $236 million ($144 million minimum; $92 million discretionary). In 2011, the Company made no contributions to its qualified defined benefit pension plans.

Accumulated comprehensive income (loss) consists of two components: net earnings (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of September 30, 2012, and December 31, 2011, was comprised of unamortized benefit plan costs of $804 million (net of tax benefits of $530 million) and $849 million (net of tax benefits of $553 million), respectively.

17. STOCK COMPENSATION PLANS

The Company did not grant any stock options during the nine months ended September 30, 2012.

A summary of the status of the Company's stock option awards at September 30, 2012, is presented below:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at September 30, 2012	1,214	$34.53	2.8	$11
Exercisable at September 30, 2012	1,147	$34.43	2.7	$10

In the nine months ended September 30, 2012, the Company issued new equity awards as follows:

Restricted Performance Stock Rights - On August 27, 2012, the Company granted approximately 4,000 Restricted Performance Stock Rights at a share price of $40.03. These rights are subject to cliff vesting based on service over 2 years and 4 months from the date of grant, as well as the achievement of performance-based targets at the end of the same period. On February 27, 2012, the Company granted approximately 0.6 million Restricted Performance Stock Rights at a share price of $35.92. These rights are subject to cliff vesting based on service over 2 years and 10 months from the date of grant, as well as the achievement of performance-based targets at the end of the same period. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants will ultimately vest.

Stock Rights - During the three and nine months ended September 30, 2012, the Company granted an aggregate of approximately 4,000 and 14,000 stock rights to its non-employee directors, respectively. The stock rights are fully vested on the grant date. Shares to settle vested stock rights are issued at the end of a non-employee director's service on the board.

A summary of the status of the Company's outstanding stock awards at September 30, 2012 is presented below:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	2,615	$38.92	1.3

Compensation Expense

Total stock-based compensation recorded by HII for the value of the awards granted to Company employees and non-employee members of the Board of Directors for each of the three months ended September 30, 2012 and 2011, was $9 million. For the nine months ended September 30, 2012 and 2011, stock-based compensation was $25 million and $26 million, respectively.

Tax benefits recognized in the unaudited condensed consolidated statements of operations for stock-based compensation during each of the three months ended September 30, 2012 and 2011, were $3 million. Tax benefits recognized during the nine months ended September 30, 2012 and 2011, were $10 million and $9 million, respectively.

Unrecognized Compensation Expense

As of September 30, 2012, unrecognized compensation expense related to unvested stock option awards was $0.2 million, which will be recognized over a weighted average period of 0.4 years.

In addition, as of September 30, 2012, unrecognized compensation expense associated with the 2011 RSRs was $13 million, which will be recognized over a period of 1.5 years, and unrecognized expense associated with the RPSRs was $29 million, which will be recognized over a weighted average period of 1.2 years.

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

Northrop Grumman management and support services - This category includes costs for functions such as human resources, treasury, risk management, internal audit, finance, tax, legal, executive office and other administrative support. Human resources, employee benefits administration, treasury and risk management were generally allocated to the Company based on relative gross payroll dollars; internal audit was generally allocated based on audit hours incurred related to the Company; and the remaining costs were generally allocated using a three-factor-formula that considered the Company's relative amounts of revenues, payroll and average asset balances as compared with the total value of these factors for all Northrop Grumman entities utilizing these support services (the “Three Factor Formula”). The unaudited condensed consolidated financial statements include Northrop Grumman management and support services allocations totaling $32 million for the nine months ended September 30, 2011.

Shared services and infrastructure costs - This category includes costs for functions such as information technology support, systems maintenance, telecommunications, procurement and other shared services while HII was a subsidiary of Northrop Grumman. These costs were generally allocated to the Company using the Three Factor Formula or based on usage. The unaudited condensed consolidated financial statements reflect shared services and infrastructure costs allocations totaling $80 million for the nine months ended September 30, 2011.

Northrop Grumman-provided benefits - This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, incentive compensation and other benefits. These costs were generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. The unaudited condensed consolidated financial statements include Northrop Grumman-provided benefits allocations totaling $169 million for the nine months ended September 30, 2011.

Management believes that the methods of allocating these costs are reasonable, consistent with past practices, and in conformity with cost allocation requirements of CAS or the FAR.

Northrop Grumman Transitional Services - Post-Spin-Off

In connection with the spin-off, HII entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provided HII with certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services to HII at cost. The term of the Transition Services Agreement ended on October 9, 2012. For the three and nine months ended September 30, 2012, costs incurred for services under the Transition Services Agreement were approximately $3 million and $19 million, respectively. For the three and nine months ended September 30, 2011, costs incurred for services under the Transition Services Agreement were approximately $29 million and $61 million, respectively.

Related Party Sales and Cost of Sales

Prior to the spin-off, HII purchased and sold certain products and services from and to other Northrop Grumman entities. Purchases of products and services from these affiliated entities, which were recorded at cost, were $44 million for the nine months ended September 30, 2011. Sales of products and services to these entities were $1 million for the nine months ended September 30, 2011.

Notes Payable to Former Parent

Immediately prior to the spin-off on March 30, 2011, the Company had $715 million of outstanding promissory notes payable on demand to Northrop Grumman, including $537 million aggregate principal amount of 5% notes that were issued in conjunction with Northrop Grumman's purchase of Newport News Shipbuilding in 2001 and $178 million aggregate principal amount of 4.55% notes that were issued in connection with the anticipated spin-off to purchase $178 million of the GO Zone IRBs. The GO Zone IRBs were originally issued in an aggregate principal amount of $200 million. See Note 10: Debt. Intercompany interest expense of $9 million is included in interest expense in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2011. As of September 30, 2012, no borrowing or lending relationship existed between Northrop Grumman and HII.

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
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, unaudited condensed consolidating statements of financial position as of September 30, 2012, and December 31, 2011, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries:

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,367	$—	$—	$1,367
Service revenues	—	229	6	(6)	229
Total sales and service revenues	—	1,596	6	(6)	1,596
Cost of sales and service revenues
Cost of product sales	—	1,187	—	—	1,187
Cost of service revenues	—	186	6	(6)	186
Income (loss) from operating investments, net	—	7	—	—	7
General and administrative expenses	—	164	—	—	164
Operating income (loss)	—	66	—	—	66
Interest expense	(28)	(1)	—	—	(29)
Equity in earnings (loss) of subsidiaries	31	—	—	(31)	—
Earnings (loss) before income taxes	3	65	—	(31)	37
Federal income taxes	(10)	34	—	—	24
Net earnings (loss)	$13	$31	$—	$(31)	$13
Other comprehensive income (loss), net of tax	17	17	—	(17)	17
Comprehensive income (loss)	$30	$48	$—	$(48)	$30

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)

	Three Months Ended September 30, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,384	$—	$—	$1,384
Service revenues	—	209	—	—	209
Total sales and service revenues	—	1,593	—	—	1,593
Cost of sales and service revenues
Cost of product sales	—	1,166	—	—	1,166
Cost of service revenues	—	173	—	—	173
Income (loss) from operating investments, net	—	9	—	—	9
General and administrative expenses	—	153	—	—	153
Goodwill impairment	—	300	—	—	300
Operating income (loss)	—	(190)	—	—	(190)
Interest expense	(29)	(1)	—	—	(30)
Equity in earnings (loss) of subsidiaries	(230)	—	—	230	—
Earnings (loss) before income taxes	(259)	(191)	—	230	(220)
Federal income taxes	(11)	39	—	—	28
Net earnings (loss)	$(248)	$(230)	$—	$230	$(248)
Other comprehensive income (loss), net of tax	8	8	—	(8)	8
Comprehensive income (loss)	$(240)	$(222)	$—	$222	$(240)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)

	Nine Months Ended September 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$4,224	$—	$—	$4,224
Service revenues	—	661	13	(13)	661
Total sales and service revenues	—	4,885	13	(13)	4,885
Cost of sales and service revenues
Cost of product sales	—	3,578	—	—	3,578
Cost of service revenues	—	562	13	(13)	562
Income (loss) from operating investments, net	—	13	—	—	13
General and administrative expenses	—	506	—	—	506
Operating income (loss)	—	252	—	—	252
Interest expense	(83)	(5)	—	—	(88)
Equity in earnings (loss) of subsidiaries	149	—	—	(149)	—
Earnings (loss) before income taxes	66	247	—	(149)	164
Federal income taxes	(30)	98	—	—	68
Net earnings (loss)	96	149	—	(149)	96
Other comprehensive income (loss), net of tax	45	45	—	(45)	45
Comprehensive income (loss)	$141	$194	$—	$(194)	$141

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)

	Nine Months Ended September 30, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$4,201	$—	$—	$4,201
Service revenues	—	639	—	—	639
Total sales and service revenues	—	4,840	—	—	4,840
Cost of sales and service revenues
Cost of product sales	—	3,543	—	—	3,543
Cost of service revenues	—	557	—	—	557
Income (loss) from operating investments, net	—	17	—	—	17
General and administrative expenses	—	471	—	—	471
Goodwill impairment	—	300	—	—	300
Operating income (loss)	—	(14)	—	—	(14)
Interest expense	(62)	(13)	—	—	(75)
Equity in earnings (loss) of subsidiaries	(124)	—	—	124	—
Earnings (loss) before income taxes	(186)	(27)	—	124	(89)
Federal income taxes	(23)	97	—	—	74
Net earnings (loss)	(163)	(124)	—	124	(163)
Other comprehensive income (loss), net of tax	32	32	—	(32)	32
Comprehensive income (loss)	$(131)	$(92)	$—	$92	$(131)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$765	$—	$1	$—	$766
Accounts receivable, net	—	883	—	—	883
Inventoried costs, net	—	332	—	—	332
Deferred income taxes	—	214	—	—	214
Prepaid expenses and other current assets	—	32	11	(12)	31
Total current assets	765	1,461	12	(12)	2,226
Property, plant, and equipment, net	—	1,988	—	—	1,988
Other Assets
Goodwill	—	844	—	—	844
Other purchased intangibles	—	552	—	—	552
Pension plan asset	—	64	—	—	64
Debt issuance costs	42	—	—	—	42
Miscellaneous other assets	—	147	—	—	147
Investment in subsidiaries	2,637	—	—	(2,637)	—
Intercompany receivables	—	670	—	(670)	—
Total other assets	2,679	2,277	—	(3,307)	1,649
Total assets	$3,444	$5,726	$12	$(3,319)	$5,863

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$292	$—	$—	$292
Current portion of long-term debt	43	—	—	—	43
Current portion of workers’ compensation liabilities	—	216	—	—	216
Current portion of postretirement plan liabilities	—	172	—	—	172
Accrued employees’ compensation	—	194	—	—	194
Advance payments and billings in excess of costs incurred	—	112	—	—	112
Provision for contract losses	—	4	—	—	4
Other current liabilities	4	202	12	(12)	206
Total current liabilities	47	1,192	12	(12)	1,239
Long-term debt	1,689	105	—	—	1,794
Other postretirement plan liabilities	—	594	—	—	594
Pension plan liabilities	—	762	—	—	762
Workers’ compensation liabilities	—	383	—	—	383
Other long-term liabilities	—	53	—	—	53
Intercompany liabilities	670	—	—	(670)	—
Total liabilities	2,406	3,089	12	(682)	4,825
Stockholders’ equity	1,038	2,637	—	(2,637)	1,038
Total liabilities and stockholders’ equity	$3,444	$5,726	$12	$(3,319)	$5,863

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	December 31, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$915	$—	$—	$—	$915
Accounts receivable, net	—	711	—	—	711
Inventoried costs, net	—	380	—	—	380
Deferred income taxes	—	232	—	—	232
Prepaid expenses and other current assets	—	30	—	—	30
Total current assets	915	1,353	—	—	2,268
Property, plant, and equipment, net	—	2,033	—	—	2,033
Other Assets
Goodwill	—	844	—	—	844
Other purchased intangibles	—	567	—	—	567
Pension plan asset	—	64	—	—	64
Debt issuance costs	48	—	—	—	48
Miscellaneous other assets	—	177	—	—	177
Investment in subsidiaries	2,358	—	—	(2,358)	—
Intercompany receivables	—	692	—	(692)	—
Total other assets	2,406	2,344	—	(3,050)	1,700
Total assets	$3,321	$5,730	$—	$(3,050)	$6,001

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$380	$—	$—	$380
Current portion of long-term debt	29	—	—	—	29
Current portion of workers’ compensation liabilities	—	201	—	—	201
Current portion of postretirement plan liabilities	—	172	—	—	172
Accrued employees’ compensation	—	221	—	—	221
Advance payments and billings in excess of costs incurred	—	101	—	—	101
Provision for contract losses	—	19	—	—	19
Other current liabilities	26	223	—	—	249
Total current liabilities	55	1,317	—	—	1,372
Long-term debt	1,725	105	—	—	1,830
Other postretirement plan liabilities	—	581	—	—	581
Pension plan liabilities	—	936	—	—	936
Workers’ compensation liabilities	—	361	—	—	361
Other long-term liabilities	—	49	—	—	49
Intercompany liabilities	669	23	—	(692)	—
Total liabilities	2,449	3,372	—	(692)	5,129
Stockholders’ equity	872	2,358	—	(2,358)	872
Total liabilities and stockholders’ equity	$3,321	$5,730	$—	$(3,050)	$6,001

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(76)	$34	$1	$—	$(41)
Investing Activities
Additions to property, plant, and equipment	—	(92)	—	—	(92)
Net cash provided by (used in) investing activities	—	(92)	—	—	(92)
Financing Activities
Proceeds from issuance of long-term debt	—	—	—	—	—
Repayment of long-term debt	(22)	—	—	—	(22)
Debt issuance costs	—	—	—	—	—
Repayment of notes payable to former parent and accrued interest	—	—	—	—	—
Dividend to former parent in connection with spin-off	—	—	—	—	—
Proceeds from stock option exercises	6	—	—	—	6
Net transfers from (to) former parent	—	—	—	—	—
Cash sweep/funding by parent	(58)	58	—	—	—
Net cash provided by (used in) financing activities	(74)	58	—	—	(16)
Change in cash and cash equivalents	(150)	—	1	—	(149)
Cash and cash equivalents, beginning of period	915	—	—	—	915
Cash and cash equivalents, end of period	$765	$—	$1	$—	$766

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(29)	$83	$—	$—	$54
Investing Activities
Additions to property, plant, and equipment	—	(119)	—	—	(119)
Net cash provided by (used in) investing activities	—	(119)	—	—	(119)
Financing Activities
Proceeds from issuance of long-term debt	1,775	—	—	—	1,775
Repayment of long-term debt	(14)	—	—	—	(14)
Debt issuance costs	(54)	—	—	—	(54)
Repayment of notes payable to former parent and accrued interest	—	(954)	—	—	(954)
Dividend to former parent in connection with spin-off	(1,429)	—	—	—	(1,429)
Proceeds from stock option exercises	1	—	—	—	1
Net transfers from (to) former parent	—	1,276	—	—	1,276
Cash sweep/funding by parent	286	(286)	—	—	—
Net cash provided by (used in) financing activities	565	36	—	—	601
Change in cash and cash equivalents	536	—	—	—	536
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$536	$—	$—	$—	$536

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

Business Environment

In August 2011, the Budget Control Act (the “Act”) reduced the DoD top line budget by $487 billion over the next decade starting in 2013. Additionally, if the Congress does not identify savings to reduce the U.S. deficit by up to $1.5 trillion, the Act could lead to the implementation of sequestration imposing up to $600 billion in additional cuts on defense spending between 2013 and 2021. At this time, the Congress has not identified the required savings. While the specific effects of sequestration remain unknown, should sequestration as currently mandated by the Act be implemented in January 2013, the resulting funding reductions could have material operational consequences to our employee base, facilities and suppliers. We are currently unable to predict the future impact that sequestration would have on our financial position, results of operations or cash flows, including revenues, goodwill and long-lived assets.

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

As of September 30, 2012, there had been no material changes to the above critical accounting policies and estimates since the year ended December 31, 2011, except for a change to workers' compensation as discussed below.

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans, in addition to participating in federally administered second injury workers' compensation funds. We estimate the required liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. During the three months ended September 30, 2012, we recorded $24 million in workers' compensation expense to reflect our liability based on estimated future payment streams at a discount rate of 1.59%. At December 31, 2011, our workers' compensation liability was discounted at 3.05%. We estimate our workers' compensation benefit obligation on an undiscounted basis will be $703 million at December 31, 2012, as compared with $739 million as of December 31, 2011.

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

Our long-term contracts typically fall into one of two broad categories:

Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs incurred plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit which affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 99% of our revenues for each of the three and nine months ended September 30, 2012 and 2011, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts are considered firm fixed-price contracts as they specify a fixed hourly rate for each labor hour charged. Approximately 1% of our revenues for each of the three and nine months ended September 30, 2012 and 2011, were generated from firm fixed-price arrangements.

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

Financial Accounting Standards (“FAS”) and U.S. Cost Accounting Standards (“CAS”) Considerations

We calculate our retirement related benefit plan costs under both FAS and CAS. Some of the methodologies and assumptions between FAS and CAS are different, resulting in the FAS/CAS Adjustment.

For example, the discount rate is a significant assumption in determining the value of benefits earned under FAS and CAS. Under FAS, the discount rate is based on yields of high quality bonds, while the CAS discount rate is currently an expected rate of return on plan assets assumption. Under the harmonization rules, the CAS discount rate will be based on a methodology more similar to FAS. CAS harmonization is being phased in 25% per year from 2014 through 2017, and the CAS discount rate will move closer toward the FAS rate in the future.

Another difference between FAS and CAS expense is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 10 years. Under CAS, net gains and losses are amortized over a 15-year period without regard to a corridor approach. Under the harmonization rules, the amortization period will change to 10 years. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS, actual asset gains and losses are systematically spread over five years, subject to certain limitations. For FAS, we do not use this spreading method, and instead use fair value in determining our FAS costs.

Additionally, CAS expense is only recognized for plans that are not fully funded as defined under CAS. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS expense will change accordingly. We update our estimates of future FAS and CAS costs at least annually based on factors such as actual calendar year plan asset returns, actual census data as of the end of the prior year, and other actual and projected experience.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30		2012 over 2011		September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and service revenues	$1,596	$1,593	$3	—%	$4,885	$4,840	$45	1%
Cost of product sales and service revenues	1,373	1,339	34	3%	4,140	4,100	40	1%
Income (loss) from operating investments, net	7	9	(2)	(22)%	13	17	(4)	(24)%
General and administrative expenses	164	153	11	7%	506	471	35	7%
Goodwill impairment	—	300	(300)	(100)%	—	300	(300)	(100)%
Operating income (loss)	66	(190)	256	135%	252	(14)	266	1,900%
Interest expense	29	30	(1)	(3)%	88	75	13	17%
Federal and foreign income taxes	24	28	(4)	(14)%	68	74	(6)	(8)%
Net earnings (loss)	$13	$(248)	$261	105%	$96	$(163)	$259	159%

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

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended				Nine Months Ended
	September 30		2012 over 2011		September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Product sales	$1,367	$1,384	$(17)	(1)%	$4,224	$4,201	$23	1%
Service revenues	229	209	20	10%	661	639	22	3%
Sales and service revenues	$1,596	$1,593	$3	—%	$4,885	$4,840	$45	1%

Product sales for the three months ended September 30, 2012, decreased $17 million, or 1%, as compared with the same period in 2011. Product sales for the nine months ended September 30, 2012 increased $23 million, or 1%, as compared with the same period in 2011. Product sales at our Ingalls segment decreased by $52 million in the three months ended September 30, 2012, as a result of lower sales volumes in Amphibious Assault Ships, partially offset by higher sales volumes in Surface Combatants and the NSC-1 Legend-class program. Product sales at our Ingalls segment decreased by $62 million in the nine months ended September 30, 2012, as a result of lower sales volumes in Amphibious Assault Ships, partially offset by higher sales volumes in Surface Combatants. Newport News product sales increased by $35 million and $85 million in the three and nine months ended September 30, 2012, respectively, primarily due to higher sales volumes in Aircraft Carriers.

Service revenues for the three and nine months ended September 30, 2012, increased $20 million and $22 million, respectively, as compared with the same periods in 2011. Service revenues at our Ingalls segment decreased by $14 million in the three months ended September 30, 2012, primarily as a result of lower volumes in Surface Combatants support services and Fleet Support services, partially offset by higher volume in Amphibious Assault Ships support services. Service revenues at our Ingalls segment decreased by $24 million in the nine months ended September 30, 2012, primarily as a result of lower volume in Surface Combatants support services, partially offset by higher volume in Amphibious Assault Ships support services. Service revenues at our Newport News segment increased by $34 million and $46 million in the three and nine months ended September 30, 2012, respectively, primarily due to increased revenues on the CVN-65 USS Enterprise Extended Drydocking Selected Restricted Availability ("EDSRA") and Energy services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2012 over 2011		September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Cost of product sales	$1,187	$1,166	$21	2%	$3,578	$3,543	$35	1%
% of product sales	86.8%	84.2%	—	2.6%	84.7%	84.3%	—	0.4%
Cost of service revenues	186	173	13	8%	562	557	5	1%
% of service revenues	81.2%	82.8%	—	(1.6)%	85.0%	87.2%	—	(2.2)%
Income (loss) from operating investments, net	7	9	(2)	(22)%	13	17	(4)	(24)%
General and administrative expenses	164	153	11	7%	506	471	35	7%
% of total sales and service revenues	10.3%	9.6%	—	0.7%	10.4%	9.7%	—	0.7%
Goodwill impairment	—	300	(300)	(100)%	—	300	(300)	(100)%
Cost of sales and service revenues	$1,530	$1,783	$(253)	(14)%	$4,633	$4,854	$(221)	(5)%

Cost of Product Sales

Cost of product sales in the three and nine months ended September 30, 2012, increased $21 million and $35 million, respectively, or 2% and 1%, respectively, as compared with the same periods in 2011. Cost of product sales at our Ingalls segment decreased $28 million in the three months ended September 30, 2012, as a result of the lower sales volumes described above, partially offset by increased workers' compensation expense and lower performance on LPD-24 Arlington. Cost of product sales at our Ingalls segment decreased $66 million in the nine months ended September 30, 2012, as a result of the lower sales volumes described above, improved overall performance on the LPD-17 San Antonio-class program, as well as receipt of $7 million in resolution of a contract dispute with a private party, partially offset by increased workers' compensation expense. Cost of product sales at our Newport News segment increased by $49 million and $101 million in the three and nine months ended September 30, 2012, respectively, primarily due to the higher sales volumes described above and increased workers' compensation expense. Cost of product sales as a percentage of product sales increased from 84.2% in the three months ended September 30, 2011, to 86.8% in the three months ended September 30, 2012, primarily due to increased workers' compensation expense and unfavorable cumulative catch-up adjustments on the LPD-22 through LPD-25 contract primarily driven by lower performance on LPD-24 Arlington. Cost of product sales as a percentage of product sales increased moderately from 84.3% in the nine months ended September 30, 2011, to

84.7% in the nine months ended September 30, 2012, primarily due to increased workers' compensation expense and normal year-to-year variances in contract mix.

Cost of Service Revenues

Cost of service revenues in the three months ended September 30, 2012, increased $13 million, or 8%, as compared with the same period in 2011. Cost of service revenues in the nine months ended September 30, 2012, increased $5 million, or 1%, as compared with the same period in 2011. Cost of service revenues at our Ingalls segment decreased $11 million and $23 million in the three and nine months ended September 30, 2012, respectively, as a result of the lower volumes described above. Cost of service revenues at our Newport News segment increased $24 million and $28 million in the three and nine months ended September 30, 2012, respectively, as a result of the higher volumes described above. Cost of service revenues as a percentage of service revenues decreased from 82.8% in the three months ended September 30, 2011, to 81.2% in the three months ended September 30, 2012, primarily due to the favorable resolution of outstanding contract changes and normal year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues decreased from 87.2% in the nine months ended September 30, 2011, to 85.0% in the nine months ended September 30, 2012, primarily due to the favorable resolution of outstanding contract changes and normal year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net in the three and nine months ended September 30, 2012, decreased by $2 million and $4 million, respectively, or 22% and 24%, respectively, as compared with the same periods in 2011. These decreases were primarily driven by reduced work funded by the American Reinvestment and Recovery Act at our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses in the three and nine months ended September 30, 2012, increased $11 million and $35 million, respectively, or 7%, from the comparable periods in 2011. These increases were primarily the result of increases in the FAS/CAS Adjustment and deferred state income tax expense, partially offset by decreases in corporate office and state income tax expenses. See FAS/CAS Adjustment below.

Goodwill Impairment

In light of the adverse equity market conditions that began in the second quarter of 2011 and the resultant decline in industry market multiples and our market capitalization, we performed an interim goodwill impairment analysis as of September 30, 2011. Due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit, we recorded a $300 million preliminary goodwill impairment charge in the third quarter of 2011, which represented our best estimate of the impairment amount at the time of the filing of our third quarter report. No goodwill impairment was recognized at the Newport News segment as its estimated fair value was significantly in excess of its carrying value as of September 30, 2011. The goodwill impairment charge was later adjusted to $290 million in the fourth quarter of 2011, based on the final impairment analysis. See Note 8: Goodwill and Other Purchased Intangible Assets in Part I, Item 1.

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

The table below reconciles segment operating income to total operating income:

	Three Months Ended				Nine Months Ended
	September 30		2012 over 2011		September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Segment operating income (loss)	$89	$(187)	$276	148%	$317	$(5)	$322	6,440%
FAS/CAS Adjustment	(19)	(1)	(18)	(1,800)%	(55)	(9)	(46)	(511)%
Deferred state income taxes	(4)	(2)	(2)	(100)%	(10)	—	(10)	—%
Total operating income (loss)	66	(190)	256	(135)%	252	(14)	266	(1,900)%

Segment Operating Income

Segment operating income for the three months ended September 30, 2012 was $89 million, an increase of $276 million as compared with the same period in 2011. The increase was primarily due to the absence in 2012 of the goodwill impairment charge recorded in 2011, partially offset by increased workers' compensation expense.

Segment operating income for the nine months ended September 30, 2012 was $317 million, an increase of $322 million as compared with the same period in 2011. The increase was primarily due to the absence in 2012 of the goodwill impairment charge recorded in 2011, improved performance on the LPD-17 San Antonio-class program, as well as receipt of $7 million in resolution of a contract dispute with a private party, partially offset by increased workers' compensation expense.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Three Months Ended				Nine Months Ended
	September 30		2012 over 2011		September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
FAS expense	$(55)	$(39)	$(16)	(41)%	$(165)	$(117)	$(48)	(41)%
CAS expense	36	38	(2)	(5)%	110	108	2	2%
FAS/CAS Adjustment	$(19)	(1)	(18)	1,800%	$(55)	(9)	(46)	511%

The FAS/CAS Adjustment was an expense of $19 million and $1 million in the three months ended September 30, 2012 and 2011, respectively. The FAS/CAS Adjustment was an expense of $55 million and $9 million in the nine months ended September 30, 2012 and 2011, respectively. The unfavorable changes in the FAS/CAS Adjustment of $18 million and $46 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, were driven by an increase in our FAS expense, due primarily to commencing the amortization in 2012 of the net actuarial losses incurred in 2011.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense in the three months ended September 30, 2012, was $4 million, compared to an expense of $2 million in the same period in 2011. Deferred state income tax expense in the nine months ended September 30, 2012, was $10 million, an unfavorable change of $10 million compared to the same period in 2011. The change was primarily due to the timing of contract-related income and deductions.

Interest Expense

Interest expense for the three months ended September 30, 2012, decreased $1 million from the same period in 2011 primarily due to repayments of debt. Interest expense for the nine months ended September 30, 2012, increased $13 million from the same period in 2011, due to the issuance of the HII senior notes and establishment of the Credit Facility in March 2011, partially offset by the elimination of intercompany indebtedness to Northrop Grumman in connection with the spin-off.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended September 30, 2012, was 64.9%, compared with 35.0% for the same period in 2011. Our effective tax rate on earnings from operations for the nine months ended September 30, 2012, was 41.5%, compared with 35.1% for the same period in 2011. The increases in our effective tax rates in the three and nine months ended September 30, 2012, compared to the same periods in 2011, were primarily as a result of $8 million in non-cash tax adjustments arising under the Tax Matters Agreement.  The Tax Matters Agreement requires indemnification between HII and Northrop Grumman for aggregate tax adjustments exceeding a certain threshold for periods prior to the spin-off. See Note 9: Income Taxes in Part I, Item 1. Our effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures, the research and development tax credit and the domestic manufacturing deduction. Our effective tax rate for the three and nine months ended September 30, 2012, does not reflect the income tax benefit for the research and development tax credit, which expired on December 31, 2011. If the research and development tax credit is legislatively extended in 2012, there will be a favorable impact on our 2012 effective income tax rate. The impact of the research and development tax credit on our effective tax rate for 2012 would be reflected in the period in which the legislation extending the credit is enacted.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Three Months Ended				Nine Months Ended
	September 30		2012 over 2011		September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and Service Revenues
Ingalls	$670	$740	$(70)	(9)%	$2,118	$2,209	$(91)	(4)%
Newport News	944	876	68	8%	2,818	2,688	130	5%
Intersegment eliminations	(18)	(23)	5	22%	(51)	(57)	6	11%
Total sales and service revenues	$1,596	$1,593	$3	—%	$4,885	$4,840	$45	1%
Operating Income (Loss)
Ingalls	$1	$(281)	$282	100%	$59	$(245)	$304	124%
Newport News	88	94	(6)	(6)%	258	240	18	8%
Total Segment Operating Income (Loss)	89	(187)	276	(148)%	317	(5)	322	(6,440)%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(19)	(1)	(18)	(1,800)%	(55)	(9)	(46)	(511)%
Deferred state income taxes	(4)	(2)	(2)	(100)%	(10)	—	(10)	—%
Total operating income (loss)	$66	$(190)	$256	(135)%	$252	$(14)	$266	(1,900)%

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

Cumulative Adjustments

For the three and nine months ended September 30, 2012 and 2011, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2012	2011	2012	2011
Gross favorable adjustments	$46	$61	$137	$148
Gross unfavorable adjustments	(55)	(42)	(98)	(129)
Net Adjustments	$(9)	$19	$39	$19

For the three months ended September 30, 2012, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, as well as the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA. During the same period, unfavorable cumulative catch-up adjustments were primarily related to increased workers' compensation expense as well as unfavorable cumulative catch-up adjustments on the LPD-22 through LPD-25 contract primarily driven by lower performance on LPD-24 Arlington. For the nine months ended September 30, 2012, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, the receipt of $7 million in resolution of a contract dispute with a private party, as well as the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA. During the same period, unfavorable cumulative catch-up adjustments were primarily related to increased workers' compensation expense as well as unfavorable cumulative catch-up adjustments on the LPD-22 through LPD-25 contract primarily driven by lower performance on LPD-24 Arlington.

For the three and nine months ended September 30, 2011, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program, LPD-21 USS New York, LPD-23 Anchorage and LPD-25 Somerset. During the same periods, unfavorable cumulative catch-up adjustments were primarily related to lower performance on LPD-22 USS San Diego and LPD-24 Arlington.

Ingalls

	Three Months Ended				Nine Months Ended
	September 30		2012 over 2011		September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and service revenues	$670	$740	$(70)	(9)%	$2,118	$2,209	$(91)	(4)%
Segment operating income (loss)	1	(281)	282	100%	59	(245)	304	124%
As a percentage of segment sales	0.1%	(38.0)%	—	38.1%	2.8%	(11.1)%	—	13.9%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended September 30, 2012, decreased $70 million, or 9%, from the same period in 2011, driven by lower sales in Amphibious Assault Ships, partially offset by higher sales in Surface Combatants and the NSC-1 Legend-class program. The decrease in Amphibious Assault Ships sales volumes was due to lower sales on LPD-23 Anchorage, LPD-24 Arlington, and LPD-25 Somerset in 2012 and the delivery of LPD-22 USS San Diego in 2011, partially offset by higher sales on LPD-26 John P. Murtha, LPD-27 (unnamed), and LHA-7 Tripoli. Surface Combatants sales were higher due to increased sales on DDG-114 Ralph Johnson, partially offset by lower sales on DDG-113 John Finn. Sales on the NSC-1 Legend-class program were higher as lower sales resulting from the delivery of NSC-3 USCGC Stratton in 2011 were more than offset by higher sales on the construction of NSC-4 Hamilton and NSC-5 Joshua James and the advance procurement contract on NSC-6 (unnamed).

Ingalls revenues, including intersegment sales, for the nine months ended September 30, 2012, decreased $91 million, or 4%, from the same period in 2011, driven by lower sales in Amphibious Assault Ships, partially offset by higher sales in Surface Combatants. The decrease in Amphibious Assault Ships sales was due to lower sales on LPD-23 Anchorage and LPD-24 Arlington in 2012 and the delivery of LPD-22 USS San Diego in 2011, partially offset by higher sales on LPD-25 Somerset, LPD-26 John P. Murtha, LPD-27 (unnamed), and LHA-7 Tripoli. Surface Combatants sales were higher due to increased sales on DDG-114 Ralph Johnson, partially offset by lower sales on DDG-113 John Finn and following the delivery of DDG-110 USS William P. Lawrence in 2011. Sales on the NSC-1 Legend-class program remained constant as lower sales resulting from the delivery of NSC-3 USCGC Stratton in 2011 were offset by higher sales on the construction of NSC-4 Hamilton and NSC-5 Joshua James and the advance procurement contract on NSC-6 (unnamed).

Segment Operating Income

Ingalls operating income for the three months ended September 30, 2012, was $1 million as compared with a loss of $281 million for the same period in 2011. The increase was primarily due to the absence in 2012 of the goodwill impairment charge recorded in 2011, partially offset by increased workers' compensation expense and unfavorable cumulative catch-up adjustments on the LPD-22 through LPD-25 contract primarily driven by lower performance on LPD-24 Arlington.

Ingalls operating income for the nine months ended September 30, 2012, was $59 million as compared with a loss of $245 million for the same period in 2011. The increase was primarily due to the absence in 2012 of the goodwill impairment charge recorded in 2011, improved overall performance on the LPD-17 San Antonio-class program, as well as receipt of $7 million in resolution of a contract dispute with a private party, partially offset by increased workers' compensation expense.

Newport News

	Three Months Ended				Nine Months Ended
	September 30		2012 over 2011		September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and service revenues	$944	$876	$68	8%	$2,818	$2,688	$130	5%
Segment operating income (loss)	88	94	(6)	(6)%	258	240	18	8%
As a percentage of segment sales	9.3%	10.7%	—	(1.4)%	9.2%	8.9%	—	0.3%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2012, increased $68 million, or 8%, from the same period in 2011, primarily driven by higher sales in Aircraft Carriers. The increase in Aircraft Carriers sales was primarily due to higher sales on the construction contract for CVN-78 Gerald R. Ford, the construction preparation contract for CVN-79 John F. Kennedy, the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH, and the CVN-65 USS Enterprise EDSRA, partially offset by lower revenues on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and an engineering contract for CVN-78 Gerald R. Ford. Submarines sales remained constant as higher sales on the SSN-774 Virginia-class submarine construction program Block III were offset by lower sales on the SSN-774 Virginia-class submarine construction program Block II. Energy services were higher due to maintenance services at the Kesselring site.

Newport News revenues for the nine months ended September 30, 2012, increased $130 million, or 5%, from the same period in 2011, primarily driven by higher sales in Aircraft Carriers, Submarines and Energy services, partially offset by lower Fleet Support services. The increase in Aircraft Carriers sales was primarily due to higher sales on the construction contract for CVN-78 Gerald R. Ford, the construction preparation contract for CVN-79 John F. Kennedy, the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH, and the CVN-65 USS Enterprise EDSRA, partially offset by lower revenues on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and an engineering contract for CVN-78 Gerald R. Ford. Increased Submarines sales were due to the continued transition to a two-boat-per-year production rate, with higher revenues on the SSN-774 Virginia-class submarine construction program Block III partially offset by lower sales on the SSN-774 Virginia-class submarine construction program Block II. Energy services were higher due to maintenance services at the Kesselring site. The reduction in Fleet Support revenues was due to the re-delivery of the SSN-753 USS Albany Docking Continuous Maintenance Availability in the third quarter of 2011.

Segment Operating Income

Newport News operating income for the three months ended September 30, 2012, was $88 million, compared with $94 million in the same period in 2011. The decrease was due primarily to higher workers' compensation expense, partially offset by the higher revenues described above and the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA.

Newport News operating income for the nine months ended September 30, 2012, was $258 million, compared with $240 million in the same period in 2011. The increase was due primarily to increased sales volumes as described above, favorable performance on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, and the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA, partially offset by higher workers' compensation expense.

BACKLOG

Total backlog at both September 30, 2012, and December 31, 2011, was approximately $16 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment at September 30, 2012, and December 31, 2011:

	September 30, 2012			December 31, 2011
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$7,524	$82	$7,606	$5,454	$242	$5,696
Newport News	5,392	3,382	8,774	5,387	5,185	10,572
Total backlog	$12,916	$3,464	$16,380	$10,841	$5,427	$16,268

Approximately 33% of the $16 billion total backlog at December 31, 2011, is expected to be converted into sales in 2012. U.S. Government orders comprised substantially all of the total backlog as of September 30, 2012, and

December 31, 2011.

Awards

The value of new contract awards during the nine months ended September 30, 2012, was approximately $5 billion. Significant new awards during this period included contracts for the detail design and construction of LHA-7 Tripoli, detail design and construction of LPD-27 (unnamed), planning efforts for the CVN-72 USS Abraham Lincoln RCOH, and continued long-lead-time procurement and construction preparation for CVN-79 John F. Kennedy.

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

The table below summarizes key components of cash flow provided by (used in) operating activities:

	Nine Months Ended
	September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent
Net earnings (loss)	$96	$(163)	$259	159%
Depreciation and amortization	143	142	1	1%
Stock-based compensation	25	22	3	14%
Deferred income taxes	44	—	44	—%
Goodwill impairment	—	300	(300)	(100)%
Retiree benefit funding less than (in excess of) expense	(93)	89	(182)	(204)%
Trade working capital decrease (increase)	(256)	(336)	80	24%
Net cash provided by (used in) operating activities	$(41)	$54	$(95)	(176)%

Cash Flows

We discuss below our major operating, investing and financing activities for the nine months ended September 30, 2012 and 2011, as classified on the unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2012 was $41 million, compared with $54 million provided by operating activities in the same period in 2011. The decrease in operating cash flow was primarily due to an increase in retirement benefit funding partially offset by a decrease in trade working capital and deferred income taxes. The change in trade working capital was primarily driven by inventoried costs and accounts receivable. In the nine months ended September 30, 2012 and 2011, we paid net cash of $28 million and $34 million, respectively, for federal and state income taxes. Net cash paid by Northrop Grumman on our behalf for U.S. federal income tax obligations was $53 million in the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, we made minimum and discretionary contributions to our qualified defined benefit pension plans totaling $143 million and $87 million, respectively. Based on demographic data and our practice of maintaining our plans funded status to avoid benefit restrictions, we expect our full year 2012 cash contributions to our qualified defined benefit pension plans to be approximately $236 million ($144 million minimum; $92 million discretionary). In 2011, we made no contributions to our qualified defined benefit pension plans.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2012, was $92 million, compared with $119 million used in the same period in 2011, consisting entirely of capital expenditures in both periods. This decrease resulted primarily from a one-time reimbursement to the State of Louisiana in 2011 related to the

Avondale wind down. Our total capital expenditures are generally between 2% and 3% of annual revenues, and we expect capital expenditures for 2012 to fall at the high end of this range.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2012, was $16 million, due to $22 million of debt repayment offset by $6 million in proceeds from the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2011, was $601 million. Our cash flow from financing activities resulted primarily from the issuance of $1,775 million of debt, a $1,276 million net transfer from our former parent and $1 million in proceeds from the exercise of stock options, offset by repayment of $14 million of long-term debt, $54 million of debt issuance costs, repayment of $954 million of notes to our former parent, and a contribution of $1,429 million to Northrop Grumman as a result of the spin-off.

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

The following table reconciles net cash used in operating activities to free cash flow:

	Nine Months Ended
	September 30		2012 over 2011
($ in millions)	2012	2011	Dollars	Percent
Net cash provided by (used in) operating activities	$(41)	$54	$(95)	(176)%
Less:
Capital expenditures	(92)	(119)	27	23%
Free cash flow provided by (used in) operations	$(133)	$(65)	$(68)	(105)%

Other Sources and Uses of Capital

Additional Capital - We expect cash generated from operations in combination with our existing credit facilities to be sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Financial Arrangements - In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2012, we had $46 million of standby letters of credit issued but undrawn and $351 million of surety bonds outstanding.

Retirement of Debt - Immediately prior to the spin-off on March 30, 2011, the Company had $715 million of promissory notes payable to Northrop Grumman, together with accrued and unpaid interest totaling $248 million. In connection with the spin-off, the intercompany debt and accrued interest thereon were contributed in their entirety to our additional paid-in capital by Northrop Grumman.

We made scheduled term loan payments of $22 million in the nine months ended September 30, 2012, using cash generated from operations.

For a description of our outstanding debt amounts, see Note 10: Debt in Part I, Item 1.

CONTRACTUAL OBLIGATIONS

In 2011, we issued $1,200 million of senior notes and entered into the Credit Facility with third-party lenders in the amount of $1,225 million. As of September 30, 2012, total outstanding long-term debt was $1,837 million, consisting of these senior notes and the Credit Facility, in addition to $105 million of third-party debt that remained outstanding subsequent to the spin-off.

In connection with the spin-off, we entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provided us with certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services. The term of the Transition Services Agreement ended on October 9, 2012. The services provided by Northrop Grumman were charged to us at cost. See Note 18: Related Party Transactions and Former Parent Company Equity in Part I, Item 1.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no significant off-balance sheet arrangements other than the surety bonds and letters of credit discussed in “Other Sources and Uses of Capital” above and operating leases.

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

CVN-65 USS Enterprise	Maintain and support the world's first nuclear-powered aircraft carrier, the inactivation of which is expected to start in 2013.

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

Energy services
Leverage our core competencies in nuclear operations, program management and heavy manufacturing for U.S. Department of Energy ("DoE") and commercial nuclear programs. We also provide a range of services to the energy and petrochemical industries as well as government customers.

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

LPD-17 San Antonio-class amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. We are currently constructing LPD-24 through LPD-27. The LPD-17 class currently includes a total of 11 ships.

NSC-1 Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first three ships, NSC-1 USCGC Bertholf, NSC-2 USCGC Waesche and NSC-3 USCGC Stratton, have been delivered; NSC-4 Hamilton and NSC-5 Joshua James are under construction; an advance procurement contract for NSC-6 (unnamed) was awarded to us in March 2012.

Savannah River Nuclear Solutions, LLC
Participate, as a minority member in a joint venture, in the management and operation of DoE nuclear sites, currently at the Savannah River Site near Aiken, South Carolina, and potentially at other DoE sites. Our joint venture partners include Fluor Corporation and Honeywell International Inc. at the Savannah River Site.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of September 30, 2012, we had $532 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of September 30, 2012. Based on the amounts outstanding under our Credit Facility as of September 30, 2012, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of September 30, 2012, our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2*	Bylaws of Huntington Ingalls Industries, Inc.

10.1	Form of Indemnification Agreement and Schedule of directors and officers who have entered into such agreement.

10.2**	First Amendment to Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries As Amended and Restated (effective March 31, 2012).

11	Computation of Per Share Earnings (provided in Note 5 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*The Bylaws of Huntington Ingalls Industries, Inc. have been refiled to correct formatting errors in a previously filed version.
**Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2012	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Douglass L. Fontaine II
Douglass L. Fontaine II
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)