Form 10-K
period 2012-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2013-02-27
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34910
 _____________________________________
HUNTINGTON INGALLS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	90-0607005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4101 Washington Avenue	(757) 380-2000
Newport News, VA 23607	(Registrant's telephone number, including area code)
(Address of principal executive offices)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
_____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $1,992 million.
As of February 22, 2013, 49,605,436 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

History and Organization

For more than a century, Huntington Ingalls Industries, Inc. (herein referred to as "HII", the "Company", "we", "us", or "our" and, as the context requires, including our predecessor business as a subsidiary of Northrop Grumman Corporation) has been designing, building, overhauling and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. We are the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, the sole builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. We are the exclusive provider of Refueling and Complex Overhaul services for nuclear-powered aircraft carriers, a full-service systems provider for the design, engineering, construction and life cycle support of major programs for surface ships and a provider of fleet support and maintenance services for the U.S. Navy.

Our primary areas of business include the design, construction, repair and maintenance of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants, expeditionary warfare/amphibious assault and coastal defense surface ships, as well as the refueling and overhaul and the inactivation of nuclear-powered ships. We operate our shipbuilding business through our Huntington Ingalls Incorporated subsidiary, which is organized into two segments: Ingalls Shipbuilding ("Ingalls"), which includes our non-nuclear ship design, construction, repair and maintenance businesses; and Newport News Shipbuilding ("Newport News"), which includes all of our nuclear ship design, construction, overhaul, refueling and repair and maintenance businesses.

Our three major shipyards are currently located in Pascagoula, Mississippi, Avondale, Louisiana, and Newport News, Virginia. We intend to wind down military shipbuilding at our Avondale shipyard in 2013 and consolidate those activities into our Pascagoula shipyard. We are exploring the potential for alternative uses of the Avondale facility, including alternative opportunities for the workforce there. For a more detailed discussion of the costs that we expect to incur in connection with the wind down of military shipbuilding at Avondale, see Risk Factors in Item 1A.

We conduct substantially all of our business with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs. With our product capabilities, heavy industrial facilities and a workforce of approximately 37,000 employees, we believe we are positioned to continue to support the long-term objectives of the U.S. Navy and U.S. Coast Guard to adapt and respond to a complex, uncertain and rapidly changing national security environment.

We became an independent, publicly-owned company on March 31, 2011, when we were spun off from Northrop Grumman Corporation ("Northrop Grumman"). Following the spin-off from Northrop Grumman, we have owned and operated the legacy Northrop Grumman shipbuilding business.

Ingalls

Through our Ingalls operations, we design and construct non-nuclear ships for the U.S. Navy and U.S. Coast Guard, including amphibious assault ships, surface combatants and National Security Cutters. We are the sole supplier of amphibious assault ships to the U.S. Navy and built 28 of the 62-ship DDG-51 Arleigh Burke-class of Aegis guided missile destroyers in active service. We are also the sole builder of the large multi-mission National Security Cutters for the U.S. Coast Guard. Our Ingalls shipbuilding sites are located in Pascagoula, Mississippi, Gulfport, Mississippi, and Avondale, Louisiana. These facilities offer a collection of manufacturing capabilities, such as a 660-ton gantry crane, a shipbuilding facility focused on composite engineering and production and a Land Based Test Facility.

We are winding down military shipbuilding at Avondale, but we are currently exploring alternative uses for the Avondale facility. We believe that consolidating Ingalls military shipbuilding at our Pascagoula facility will decrease our fixed overhead expenses, provide improved facility utilization and a more cost-efficient construction process, centralize our shipbuilding learning and increase the benefits of serial production, and reduce program costs, thereby enhancing our competitive positions.

Amphibious Assault Ships

We are the sole supplier to the U.S. Navy of amphibious assault and expeditionary warfare ships, which include the U.S. Navy large deck amphibious ships ("LHA"), amphibious transport dock ships ("LPD") and multi-purpose amphibious assault ships ("LHD"). The LHA is a key component of the U.S. Navy-Marine Corps requirement for 11 Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction and modernization of LHAs are core to our Ingalls operations. In 2009, construction of LHD-1 Wasp-class multipurpose amphibious assault ships concluded with the delivery of LHD-8 USS Makin Island. In 2007, we were awarded the construction contract for LHA-6 America, the first in a new class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. The first ship of the LHA-6 America-class is currently under construction, and we expect to deliver it in 2013. We were awarded the construction contract for LHA-7 Tripoli in 2012.

The LPD program is a long-run production program where we have an opportunity to take advantage of cost reductions resulting from ship-over-ship learning. We are currently constructing three LPD-17 San Antonio-class amphibious transport dock ships: LPD-25 Somerset scheduled for delivery in 2013, in our Avondale shipyard, as well as LPD-26 John P. Murtha scheduled for delivery in 2016 and LPD-27 (unnamed) scheduled for delivery in 2017, in our Pascagoula, Mississippi shipyard. We delivered LPD-23 Anchorage and LPD-24 Arlington in 2012 and LPD-22 USS San Diego in 2011.

Surface Combatants

We are a design agent for and one of only two companies that constructs the DDG-51 Arleigh Burke-class guided missile destroyers as well as major components for the DDG-1000 Zumwalt-class of land attack destroyers. We have delivered 28 DDG-51 Arleigh Burke-class destroyers to the U.S. Navy, including DDG-107 USS Gravely in July 2010 and DDG-110 USS William P. Lawrence in February 2011. Our participation in the DDG-1000 Zumwalt-class destroyers program includes detailed design and construction of the ships' integrated composite deckhouses, as well as portions of the ships' aft peripheral vertical launch systems, at our Gulfport, Mississippi shipyard, which focuses on composite research, engineering and construction. The U.S. Navy expects to build three DDG-1000 Zumwalt-class destroyers. In 2012, we delivered the composite deckhouse and hangar of DDG-1000 Zumwalt, and we are currently constructing the composite deckhouse and hangar of DDG-1001 Michael Monsoor. We are currently procuring long-lead-time material and doing limited production work for the DDG-1002 Lyndon B. Johnson under a contract awarded in 2011.

The U.S. Navy has restarted the DDG-51 Arleigh Burke-class destroyer production line and truncated the DDG-1000 Zumwalt-class program. As a result, we are currently constructing DDG-113 John Finn, scheduled for delivery in 2016, and were awarded a construction contract for DDG-114 Ralph Johnson, which is scheduled for delivery in 2017.

National Security Cutter ("NSC")

The U.S. Coast Guard's recapitalization program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend-class NSC, a multi-mission platform designed and built by us. The U.S. Coast Guard ordered the first three NSC vessels from Integrated Coast Guard Systems ("ICGS"), a joint venture between Lockheed Martin and us, pursuant to an Indefinite Delivery/Indefinite Quantity ("IDIQ") contract for the Deepwater Modernization Program. The first National Security Cutter, NSC-1 USCGC Bertholf, was delivered to the U.S. Coast Guard in 2008, followed by NSC-2 USCGC Waesche in 2009 and NSC-3 USCGC Stratton in 2011. Beginning in 2010 with the construction contract for NSC-4 Hamilton, the NSC contracts have been awarded directly to Ingalls. NSC-4 Hamilton and NSC-5 Joshua James are currently under construction. Ingalls was awarded an advance procurement contract for NSC-6 (unnamed) in 2012 and has submitted a proposal to construct NSC-6 (unnamed).

Fleet Support: AMSEC and Continental Maritime of San Diego ("CMSD")

Fleet support provides comprehensive life cycle services, including depot maintenance, modernization, repairs, logistics and technical support and planning yard services for naval and commercial vessels through our AMSEC and CMSD subsidiaries. We have ship repair facilities in Newport News, Virginia, and San Diego, California, which are near the U.S. Navy's largest homeports of Norfolk, Virginia and San Diego, respectively. AMSEC provides naval architecture and marine engineering, ship system assessments, maintenance engineering and logistics services to the U.S. Navy and commercial maritime industry from 27 locations nationwide and overseas. On any given day, over 600 of our AMSEC employees are on board U.S. Navy ships, assessing equipment conditions, modernizing systems and training sailors. Through CMSD, a Master Ship Repair contractor, we provide ship repair, regular overhaul and selected restricted availability services (pier side or in customers' dry docks) for the U.S. Navy. We also perform emergent repair for the U.S. Navy on all classes of ships.

Newport News

The capabilities of our Newport News operations extend from our core nuclear business of designing and constructing nuclear-powered ships, such as aircraft carriers and submarines, and the refueling and overhaul and the inactivation of such ships, to our secondary businesses that are focused on the construction of heavy manufacturing equipment for commercial nuclear power facilities and the operations, management and cleanup of environmental hazard sites through Department of Energy ("DoE") programs. Our Newport News shipyard is one of the largest shipyards in the United States. Our facilities are located on approximately 550 acres near the mouth of the James River, which adjoins the Chesapeake Bay. The shipyard has two miles of waterfront property and heavy industrial facilities that include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, module outfitting facilities and various other workshops. Our Newport News shipyard also has a 2,170-foot dry dock and a 1,050-ton gantry crane capable of servicing two aircraft carriers at one time.

Design, Construction and Refueling and Complex Overhaul of Aircraft Carriers

Engineering, design and construction of U.S. Navy nuclear aircraft carriers are core to our operations. Aircraft carriers are the largest ships in the U.S. Navy's fleet, with a displacement of over 90,000 tons. Since 1933, Newport News has delivered 30 aircraft carriers to the U.S. Navy, including all ten ships currently in active service.

The U.S. Navy's newest carrier and the last of the CVN-68 Nimitz-class, CVN-77 USS George H.W. Bush, was delivered in 2009. We have been engaged in design work on the next generation aircraft carrier, the CVN-78 Gerald R. Ford-class, for over ten years. In 2008, we were awarded a $5.1 billion contract for detail design and construction of the first ship of the class, CVN-78 Gerald R. Ford, which is scheduled for delivery in 2015. We subsequently received awards in 2009, 2010, 2011 and 2012 totaling $1.5 billion under a construction preparation contract for the second CVN-78 Gerald R. Ford-class aircraft carrier, CVN-79 John F. Kennedy. This contract includes design, planning, procurement of long-lead-time materials and limited fabrication, as well as continued research and development with key suppliers.

We continue to be the exclusive prime contractor for nuclear aircraft carrier Refueling and Complex Overhaul ("RCOH"). Each RCOH takes over three years to complete, and the work accounts for approximately 35% of all maintenance and modernization during an aircraft carrier's service life. RCOH services include propulsion work (refueling of reactors; propulsion plant modernization; and propulsion plant repairs), restoration of service life (dry docking, tank and void maintenance; hull shafting, propellers, and rudders; launch and recovery system, piping repairs, and component refurbishment), and modernization (electrical systems; aviation support systems; warfare; interoperability; and environmental compliance). We provide ongoing maintenance services for the U.S. Navy aircraft carrier fleet through both RCOH and on-site fleet repair work.

We are currently performing a RCOH on CVN-71 USS Theodore Roosevelt and expect to redeliver it to the U.S. Navy following its completion in 2013. Beginning in 2010, we received awards totaling $703 million under a planning contract for the RCOH of CVN-72 USS Abraham Lincoln. We believe our position as the exclusive designer and builder of nuclear-powered aircraft carriers, as well as the fact that RCOH work requires a highly trained workforce, is capital-intensive and has high barriers to entry due to its nuclear component, strongly positions us for the award of future RCOH contracts on the current and future fleet of U.S. Navy aircraft carriers.

Aircraft Carrier Inactivation

Aircraft carriers have a lifespan of approximately 50 years, and we believe the ten carriers delivered by us that are currently in active service, as well as those we will deliver in the future, present a significant opportunity for us with respect to their inactivation. We expect to be awarded a contract with the U.S. Navy in 2013 to inactivate the CVN-65 USS Enterprise, the world's first nuclear-powered aircraft carrier, which was built by us and commissioned in 1961. Beginning in 2008, we received awards totaling $318 million under an advance planning contract to begin preparations for the execution of the inactivation. We have constructed the facility to perform aircraft carrier inactivation work at our Newport News shipyard. We believe that the U.S. Navy will require inactivation of other aircraft carriers in the naval fleet as they reach the end of their lifespans, and we intend to be positioned as the best choice to be awarded that work.

Design and Construction of Nuclear-Powered Submarines

We are one of only two companies in the United States capable of designing and building nuclear-powered submarines for the U.S. Navy. Since 1960, Newport News has delivered 57 submarines to the U.S. Navy, comprised of 43 fast attack and 14 ballistic missile submarines. Of the 54 nuclear-powered fast attack submarines currently in active service, 25 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research and integrated planning.

In February 1997, we executed a teaming agreement with Electric Boat, a division of General Dynamics Corporation ("General Dynamics"), to build SSN-774 Virginia-class fast attack nuclear submarines cooperatively. Under the present arrangement, we build the stern, habitability and machinery spaces, torpedo room, sail and bow, while Electric Boat builds the engine room, control room and pressure hull structure. Work on the reactor plant and the final assembly, test, outfit and delivery of the submarines alternate between Electric Boat and us.

The four submarines of the first block and the first five submarines of the second block of SSN-774 Virginia-class submarines have been delivered. Construction on the final submarine of the second block is underway, with delivery scheduled for 2013. In December 2008, the team was awarded a construction contract for the third block of eight SSN-774 Virginia-class submarines. The multi-year contract increased construction from one submarine per year to two submarines per year from 2011 to 2013. The eighth submarine to be procured under this contract is scheduled for delivery in 2019.

SSBN(X) Ohio-Class Replacement Program

The U.S. Navy's shipbuilding plan for Fiscal Year 2013 states the U.S. Navy's intention to focus on the design and construction of replacement boats for the current aging Ohio-class nuclear ballistic and cruise missile submarines. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. We are currently participating in the design effort and our experience and well-qualified workforce position us for a potential role in the construction effort. The SSBN Ohio-class includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines ("SSGN"). The Ohio Replacement Program currently anticipates 12 new ballistic missile submarines over a 15-year period at a cost of approximately $4 billion to $7 billion each. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. Congress has delayed the start of the first Ohio replacement submarine by two years and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027 with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be down to ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program may represent a significant opportunity for us in the future.

Energy

Our DoE and commercial nuclear programs leverage our core competencies in nuclear operations, program management and heavy manufacturing. We selectively partner with experienced industry leaders, and we are a participant in one active joint venture. We are also able, through our subsidiary Newport News Industrial Corporation ("NNI"), to provide a range of services to the energy industry as well as government customers.

Savannah River Nuclear Solutions, LLC ("SRNS")

In January 2008, SRNS, our joint venture with Fluor Federal Services, Inc. and Honeywell International Inc., was awarded a five-year $4 billion contract for site management and operations of the DoE's Savannah River Site located 12 miles south of Aiken, South Carolina. Work at the site includes management of a national laboratory and the cleanup of nuclear waste, both newly generated and backlogged, and legacy wastes that exist at various facilities throughout the Savannah River Site. As part of the American Recovery and Reinvestment Act of 2009, SRNS was awarded a $1.4 billion contract to deactivate and remediate several reactors and sites at the Savannah River Site. In September 2012, the DoE exercised its option to extend the original contract for another three years, bringing the total contract value to approximately $8 billion. We have a 34% ownership stake in SRNS.

Newport News Industrial Corporation

NNI provides a range of support services to operating commercial nuclear power plants. In the 45 years since it was founded, NNI has expanded its capabilities, continuing to provide support for nuclear energy facilities, as well as for fossil power plants and other industrial facilities. NNI focuses on fabrication services, construction services, equipment services, technical services and product sales to its customers, which include both private industry and government entities such as the DoE and the DoD.

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

Customers

Revenues from the U.S. Government accounted for substantially all of our revenues in 2012, 2011 and 2010. In 2012, 2011 and 2010, approximately 96%, 97% and 97%, respectively, of our revenues were generated from the U.S. Navy and approximately 4%, 3% and 3%, respectively, were generated from the U.S. Coast Guard.

Intellectual Property

With approximately 5,000 engineers and designers, we develop and incorporate into our vessels new technologies, manufacturing processes and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license intellectual property rights to and from others. The U.S. Government holds licenses to our patents developed in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize others to use the technology covered by our patents licensed to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on several factors, including the timing of contract awards, the incurrence of contract costs, cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments - Revenue Recognition in Item 7.

Backlog

As of December 31, 2012 and 2011, our total backlog was approximately $16 billion. Approximately 31% of backlog at December 31, 2012, is expected to be converted into sales in 2013.

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

Raw Materials

The most significant raw material we use is steel. Other materials used in large quantities include paint, aluminum, pipe, electrical cable and fittings. All of these materials are currently available in adequate supply. In connection with our government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. Generally, for long-term contracts, we obtain price quotations for many of our materials requirements from multiple suppliers to ensure competitive pricing. We have not generally been dependent upon any one supply source; however, due largely to the consolidation of the defense industry, we currently have only one supplier for certain component parts. We believe that these single source suppliers, as well as our overall supplier base, are adequate to meet our future needs. We have mitigated some supply risk by negotiating long-term agreements with certain raw material suppliers. In addition, we have mitigated price risk related to raw material purchases through certain contractual arrangements with customers.

Research and Development

To foster innovative product development and evolution, we conduct research and development activities as part of our normal business operations. Our research and development activities primarily include Independent Research and Development ("IR&D") efforts related to government programs. We recover a significant portion of our IR&D expenditures through overhead charges to U.S. Government contracts, consistent with U.S. Government regulations. We include IR&D expenses in general and administrative expenses. Company-sponsored IR&D expenses totaled $21 million, $24 million and $23 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At our Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"), located in Newport News, Virginia, we conduct on-site warfare systems testing, training and laboratory research for the next generation of aircraft carriers, submarines and other ships. VASCIC serves as the focal point for the integration of ship systems and the application of new technologies. It has a classified facility and an integration area that facilitates research and development related to setup and testing of electronics as well as hull, mechanical and electrical systems prior to introducing new equipment on board a ship. It also has modeling and simulation capability allowing for visualization using 3-D displays. We believe VASCIC benefits the U.S. Navy and represents a competitive advantage for us by developing future naval capabilities, reducing total ownership cost and facilitating technology transfer.

Governmental Regulation and Supervision

Our business is affected by a variety of laws and regulations relating to the award, administration and performance of U.S. Government contracts. See Risks Related to Our Business in Item 1A.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, such as the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA") and the Defense Contract Management Agency ("DCMA"). These agencies review our contract performance, cost structures and compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems and management information systems. Any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be reimbursed by our customer or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties as well as administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, and prohibition from doing business with the U.S. Government.

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. For our contracts subject to these new regulations, the U.S. Government has, in certain instances, withheld payments upon its assessment that deficiencies exist with one or more of our business systems. We are modifying our affected business systems to address the U.S. Government's concerns.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the government's convenience, contractors are normally protected by provisions that provide for reimbursement for costs incurred on the contracts and profit on those costs, but not for the anticipated profit that would have been earned had the contract been completed. Termination resulting from our default could expose us to various liabilities, including excess reprocurement costs, and could have a material effect on our ability to compete for future contracts.

In 2009, Congress passed legislation to improve the organization and procedures of the DoD for the acquisition of major weapons systems, including shipbuilding and maritime systems. This legislation, the Weapon System Acquisition Reform Act of 2009, requires the DoD to develop mechanisms to address cost, schedule and performance in establishing program requirements. As acquisition reform progresses, we will continue to anticipate the actions of the Pentagon and Congress to determine their impact on our operations and respond appropriately.

Government contractors must comply with a significant volume of procurement regulations and other requirements. Contracting with the U.S. Government may result in our filing of Requests for Equitable Adjustments ("REAs"), which represent requests for the U.S. Government to make appropriate adjustments to terms of a contract including pricing, delivery schedule, technical requirements or other affected terms, due to changes in the original contract requirements and resulting delays and disruption in contract performance for which the U.S. Government is responsible. REAs are prepared, submitted and negotiated in the ordinary course of business, and large REAs are not uncommon at the conclusion of both new construction and RCOH activities. Such REAs are not considered claims under the Contract Disputes Act of 1978, although they may be converted to such claims if good faith negotiations are unproductive.

In cases where there are multiple suppliers, contracts for the construction and conversion of U.S. Navy ships and submarines are generally subject to competitive bidding. In evaluating proposed prices, the U.S. Navy sometimes requires that each bidder submit information on pricing, estimated costs of completion and anticipated profit margins in order to assess cost realism. The U.S. Navy uses this information and other data to determine an estimated cost for each bidder. Under U.S. Government regulations, certain costs, including certain financing costs and marketing expenses, are not allowable contract costs and, therefore, are not recoverable. The U.S. Government also regulates the methods by which all costs, including overhead, are allocated to government contracts.

Our contracts with various agencies of the U.S. Government and our subcontracts with other prime contractors are subject to additional procurement regulations that include, but are not limited to, the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. A noncompliance determination by any one agency may result in fines, penalties, debarment or suspension from receiving additional contracts with all U.S. Government agencies.

Competition

We primarily compete with General Dynamics and, to a lesser extent, smaller shipyards, one or more of which may team with a large defense contractor. Intense competition related to programs, resources and funding, and long operating cycles are key characteristics of both our business and the shipbuilding defense industry in general. It is common industry practice to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

We believe we are well-positioned in the market. Because we are the only company currently capable of building, refueling and defueling the U.S. Navy's nuclear-powered aircraft carriers, we believe we are in a strong competitive position to be awarded each contract to perform such activities. Even so, the government periodically revisits whether refueling of nuclear-powered aircraft carriers should be performed in private or public facilities. In this regard, the National Defense Authorization Act for Fiscal Year 2012 ("2012 Act") required DoD to develop a core depot level maintenance capability to refuel nuclear aircraft carriers. The National Defense Authorization Act for Fiscal Year 2013 ("2013 Act") modified the 2012 Act by restoring an exception for the nuclear refueling of an aircraft carrier from the definition of core depot level maintenance. The 2013 Act also amended and clarified the exception to cover the concurrent refueling and overhaul of an aircraft carrier, as well as the defueling of an aircraft carrier. Similarly, the 2013 Act restored an exclusion for nuclear aircraft carrier programs from the definition of core logistics capabilities that was found in previous law.

We are currently the only builder of large deck amphibious assault and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs, and are positioned to be awarded future contracts for these types of vessels. We are also the sole supplier of NSCs for the U.S. Coast Guard, and are positioned to be awarded future contracts for these types of vessels. We are one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy and one of only two companies that builds the U.S. Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. We are positioned to be awarded future contracts for these types of ships as well.

Our success in the shipbuilding defense industry depends upon our ability to develop, market and produce our products and services at a cost consistent with the U.S. Navy's budget, as well as our ability to provide the workforce, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency.

Environmental, Health and Safety

Our manufacturing operations are subject to and affected by federal, state, and local laws and regulations relating to the protection of the environment. We accrue the estimated costs to complete environmental remediation when we determine it is probable we will incur expenses in the future, in amounts we can reasonably estimate, to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party ("PRP") by the U.S. Environmental Protection Agency ("EPA") or similarly designated by another environmental agency. Our estimated costs can change given the inherent difficulties in estimating future environmental remediation costs, caused by uncertainties regarding the extent of required remediation, determination of legally responsible parties and the status of laws and regulations and their interpretations.

We assess the potential impact on our financial statements of future environmental remediation costs by estimating, on a site-by-site basis, the range of reasonably possible remediation costs that we could incur, taking into account currently available information at each site, the current state of technology and our prior experience in remediating contaminated sites. We review our estimates periodically and adjust them to reflect changes in facts, technology and legal circumstances. We record accruals for environmental remediation costs on an undiscounted basis in the accounting period in which it becomes probable we have incurred a liability and the costs can be reasonably estimated. We record insurance recoveries only when we determine that collection is probable, and we do not include any litigation costs related to environmental matters in our environmental remediation accrual.

We expense or capitalize environmental expenditures as appropriate. Capitalized expenditures relate to long-lived improvements in current operating facilities. We record environmental accruals at sites involving multiple parties based upon our expected share of liability, taking into account the financial viability of other jointly liable parties. We may incur remediation costs exceeding our accrued amount if other PRPs do not pay their allocable share of remediation costs, which could have a material effect on our business, financial position, results of operations or cash flows.

We estimate that, as of December 31, 2012, our probable future costs for environmental remediation is approximately $2 million, which is accrued in other current liabilities in the consolidated statement of financial position. Although information gained as projects progress may materially affect our accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations or cash flows.

We may incur environmental costs in the future related to our wind down of military shipbuilding at Avondale. These costs are not reasonably estimable at this time, however, due to insufficient information about the nature, timing and extent of any potential environmental remediation we may be required to perform or the related costs that we may incur. Accordingly, potential environmental costs associated with the wind down of Avondale are not included in our $2 million accrual for environmental remediation or our $256 million estimate of Avondale asset write-downs and restructuring costs, or otherwise reflected in our consolidated financial statements. We expect that a significant portion of any future environmental costs we incur at Avondale would be recoverable, consistent with government accounting practices, under the Federal Acquisition Regulations ("FAR").

We believe that we are in material compliance with all applicable environmental laws and regulations, and historical environmental compliance costs have not been material to our business. We could be affected by new environmental laws or regulations, including any enacted in response to climate change concerns and other actions known as "green initiatives." We have made the investments we believe are necessary to comply with environmental laws. We expect, however, to incur capital and operating costs in the future to comply with current and future environmental laws and regulations. At this time, however, we do not believe such costs will have a material effect on our financial position, results of operations or cash flows.

With regard to occupational health and safety, the shipbuilding and ship repair industry involves work with hazardous materials and processes, and remains one of the most hazardous industry segments. According to the Bureau of Labor Statistics, the shipbuilding and ship repair industry (NAICS 336611) ranks among the highest in several injury metrics. We have experienced five industrial related fatalities in the past seven years. We strive to keep our Occupational Safety & Health Administration ("OSHA") compliance programs strong. In 1995, our Newport News shipyard became the first shipyard to be awarded the Star Award from OSHA's Voluntary Protection Program ("OSHA VPP"). To earn this award, we joined efforts with our unions and supported participation in the OSHA VPP, in which all parties assist each other to make our shipyard a safer place to work. Since then, our Gulfport, Mississippi and Continental Maritime of San Diego facilities have also been certified as OSHA VPP Star Sites.

The U.S. Navy, Nuclear Regulatory Commission and DoE regulate and control various matters relating to nuclear materials we handle. Subject to certain requirements and limitations, our contracts with the U.S. Navy and DoE generally provide for indemnity by the U.S. Government for losses resulting from our nuclear operations. For our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators for risk mitigation, and we maintain limited insurance coverage for losses in excess of the coverage of facility operators.

Employees

We have approximately 37,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. Our workforce contains many third-, fourth- and fifth-generation shipbuilding employees. We employ individuals specializing in 19 crafts and trades, approximately 5,000 engineers and designers and approximately 1,600 employees with advanced degrees. Employees who have been with us or our predecessor companies for over 40 years achieve the title of Master Shipbuilder. As of December 31, 2012, we had approximately 1,100 Master Shipbuilders, approximately 900 at Newport News and approximately 200 at Ingalls. We employ more than 5,500 veterans.

Our Newport News Apprentice School trains approximately 800 apprentices each year in 19 crafts and trades and several advanced programs. Our Ingalls Apprentice School currently has approximately 300 registered apprentices in its programs. Apprentices are paid as full-time employees for the duration of their studies, and usually continue to work with us upon graduation. From nuclear pipe welders to senior executives, approximately 2,900 alumni of the Apprentice School at Newport News and approximately 1,900 alumni of our Ingalls Apprentice School continue to work with us.

Approximately 50% of our approximately 37,000 employees are covered by a total of nine collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in March 2013, April 2014 and June 2014. Ingalls has six collective bargaining agreements covering represented employees, five of which cover Pascagoula and Gulfport employees and one of which covers Avondale employees. The five Pascagoula/Gulfport collective bargaining agreements expire in March 2015, and the Avondale collective bargaining agreement was indefinitely extended upon its last expiration. We believe that our relationship with our employees is satisfactory.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission ("SEC"). You can learn more about us by reviewing our SEC filings on the investor relations page on our website at www.huntingtoningalls.com.

Our SEC filings are also at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including us.

Executive Officers of the Registrant

See Executive Officers of the Registrant in Item 4A for information about our executive officers.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K and in our other filings with the SEC, as well as other statements we may make from time to time, other than statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in these statements. Factors that may cause such differences include:

•	changes in government and customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);

•	our ability to obtain new contracts, estimate our future contract costs and perform our contracts effectively;

•	changes in government regulations and procurement processes and our ability to comply with such requirements;

•	our ability to realize the expected benefits from consolidation of our Ingalls facilities;

•	natural disasters;

•	adverse economic conditions in the United States and globally;

•	risks related to our indebtedness and leverage; and

•	other risk factors discussed herein and in our filings with the SEC.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business, and we undertake no obligation to update any forward-looking statements. You should not place undue reliance on any forward looking statements that we may make.

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

Risks Related to Our Business

We depend heavily on a single customer, the U.S. Government, for substantially all of our business, and changes affecting this customer's ability to do business with us could have a material adverse effect on our financial position, results of operations or cash flows.

Our business is primarily dependent upon the design, construction, repair, maintenance, fleet support and life cycle services of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants and expeditionary warfare and amphibious assault ships, for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul of nuclear-powered ships for the U.S. Navy. Substantially all of our revenues in 2012 were derived from products and services ultimately sold to the U.S. Government, and we expect this to continue in the foreseeable future. In addition, substantially all of our backlog was U.S. Government related as of December 31, 2012. We are a supplier, either directly or as a subcontractor or team member, to the U.S. Government and its agencies. The related contracts are subject to various risks, including our customers' political and budgetary constraints and processes, changes in customers' short-range and long-range strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty in forecasting costs and schedules for bids on developmental and highly sophisticated technical work, delays in the timing of contract approval, and contractor suspension or debarment in the event of certain violations of legal or regulatory requirements. Any of these factors could affect our ability to do business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations or cash flows.

Contracts with the U.S. Government are subject to uncertain levels of funding, modification due to changes in customer priorities and potential termination.

We are directly dependent upon congressional allocation of defense funds to the U.S. Navy and the U.S. Coast Guard. The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may be performed over several fiscal years. Consequently, programs are often partially funded initially and may receive additional funding only as Congress makes further appropriations. If we incur costs in excess of existing funding on a contract, we may be at risk for reimbursement of those costs until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased or reduced as part of the annual budget process, in continuing resolutions, or in individual supplemental appropriations.

The impact of Congressional actions to reduce the debt and resulting pressures on federal spending could adversely affect the total funding of individual ships or funding for individual programs and delay purchasing or payment decisions by our customers. The level of future appropriations for defense programs became more uncertain following Congress' consideration of the debt ceiling in August 2011 and the failure of a joint committee of Congress to identify up to $1.2 trillion in deficit reductions in November 2011, as required under the Budget Control Act of 2011 ("Budget Control Act"). As a result of such failure, up to $500 billion in automatic spending cuts to defense programs from 2013 to 2021, representing approximately 9% of planned defense spending, plus an additional $500 billion to non-defense discretionary programs over this period, including the U.S. Coast Guard, could be triggered under the Budget Control Act beginning in 2013, or cuts could be effected through other congressional actions. This sequestration could result in the cancellation of or decreased funding for our existing programs and/or a lack of funding for future programs. The Budget Control Act cut a total of $487 billion from defense spending over the next decade, representing approximately 8% of planned defense spending, and the $500 billion of sequestration cuts in defense programs would be added to that amount.

The American Taxpayer Relief Act of 2012 ("American Taxpayer Relief Act") enacted on January 2, 2013, delayed the implementation of sequestration to March 1, 2013. The delay in sequestration leaves the DoD less time to enact the 2013 automatic spending cuts, adding to the uncertainty from such cuts. The federal debt ceiling is also expected to be reached in the first half of 2013. Congress and the Administration continue to debate these issues, and the outcome of that debate could have a significant impact on future defense spending plans.

U.S. Government operations, including defense programs, for Fiscal Year 2013 are being funded under a continuing resolution ("CR"), which expires on March 27, 2013. The CR generally provides funding at Fiscal Year 2012 levels and effectively eliminates new contract starts, which impacts some of the programs in which we participate. For example, the U.S. Navy has announced that commencement of the RCOH for CVN-72 USS Abraham Lincoln, which had been scheduled for February 2013, will be postponed due to funding uncertainty resulting from the absence of a defense appropriations bill for Fiscal Year 2013. It is unclear whether annual appropriations bills will be passed for Fiscal Year 2013. The U.S. Government may operate under a CR for all of Fiscal Year 2013, potentially resulting in no new contract or program starts for the fiscal year. Any significant delays in contract starts affecting our programs could have a material adverse effect on our financial condition, results of operations or cash flows.

The impact of the continuing federal fiscal debates remains uncertain, and we cannot predict the impact that the delayed sequestration cuts, other defense spending cuts, or lack of a current year defense appropriations bill will have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed or cancelled. In addition, defense spending cuts and delays could adversely affect the viability of our suppliers and subcontractors. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding, which would adversely affect our future sales under such programs and could have a material adverse effect on our financial position, results of operations or cash flows.

We also cannot predict the impact of potential changes in customer priorities due to military transformation and planning or the nature of war related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations or cash flows.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government's convenience, contractors are normally protected by provisions covering reimbursement for costs already incurred on the contracts and profit related to those costs but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination could have a material adverse effect on our financial condition, results of operations or cash flows.

Cost growth on fixed price and other contracts that cannot be justified as increases in contract value due from customers exposes us to reduced profitability and to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Cost growth can occur if expenses to complete a contract increase due to technical challenges, manufacturing difficulties, delays, workforce-related issues or inaccurate initial estimates used for calculating the contract cost. Reasons may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, the timeliness and availability of materials, major subcontractor performance and product quality, performance delays, availability and timing of funding from the customer and natural disasters. The process of estimating contract costs requires significant judgment and expertise. A significant increase in contract costs from our original cost estimates on one or more programs could have a material adverse effect on our financial position, results of operations or cash flows.

Our ability to recover the costs we incur and realize profits on contracts with our U.S. Government customer depends on the type of contract under which we are performing. Our U.S. Government business is currently performed under firm fixed price ("FFP"), fixed price incentive ("FPI"), cost plus incentive fee ("CPIF"), cost plus fixed fee ("CPFF") and cost plus award fee ("CPAF") contracts. Under FFP contracts, we retain all cost savings on completed contracts but are responsible for the full amount of all expenditures in excess of the contract price. FPI contracts, on the other hand, are flexibly priced agreements under which overruns and underruns to an agreed target cost are shared between the U.S. Government and us. The U.S. Government is liable for its share of allowable costs up to a ceiling price, and we are responsible for all costs incurred in excess of such ceiling price, typically 125-135% of target cost. Our profit on FPI contracts varies according to a formula set forth in the contract that generally compares the amount of costs incurred to the contract target cost. Under CPIF, CPFF and CPAF contracts, we are generally required to perform the contract only to the extent the U.S. Government makes funds available, and we recover all allowable costs incurred in the performance of the contract. Under CPIF contracts, our profit is determined by a contractually specified formula that compares allowable incurred costs to the contract target cost, subject in some instances to a maximum or minimum fee percentage. Under CPFF contracts, the dollar amount of profit received is the same without regard to the amount of costs incurred. Under CPAF contracts, the dollar amount of profit received is determined by the award fee provisions in the contract.

Of Ingalls' revenues in 2012, approximately 78% were generated from FPI contracts, approximately 11% were generated from CPAF contracts, approximately 9% were generated from CPFF contracts, and approximately 2% were generated from FFP contracts. Of Newport News' 2012 revenues, approximately 42% were generated from CPIF contracts, which primarily included aircraft carrier construction and RCOH, approximately 32% were generated from CPFF contracts, approximately 24% were generated from FPI contracts, consisting primarily of submarine construction, approximately 1% were generated from CPAF contracts, and approximately 1% were generated from FFP contracts. To the extent our mix of contract types change in the future, our ability to recover our costs and realize profits on our contracts can be negatively affected.

Our earnings and margins depend on our ability to perform under contracts.

When agreeing to contract terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance and the timing of product deliveries. We may experience significant variances from our assumptions and projections, delays in our contract performance and variances in the timing of our product deliveries. If actual events differ significantly from one or more of our assumptions, projections or estimates, or if we incur unanticipated contract costs, the profitability of the related contracts may be adversely affected.

Our earnings and margins depend, in part, on subcontractor performance and raw material and component availability and pricing.

We rely on other companies to provide raw materials, major components and sub-systems for our products, and we rely on subcontractors to produce hardware elements and sub-assemblies and perform certain services that we provide to our customers. We are subject to potential delivery disruptions and performance problems caused by our suppliers and subcontractors. Our ability to perform our obligations as a prime contractor could be adversely affected if one or more of our suppliers or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner.

Our costs to manufacture our products can increase over the terms of our contracts. Through cost escalation provisions contained in some of our U.S. Government contracts, we may be protected from increases in material costs to the extent that such increases are consistent with industry indices. Even with these provisions, however, the difference in basis between our actual material costs and these indices may expose us to cost uncertainty. In addition, significant delay in deliveries of key raw materials, which may occur as a result of availability or price, could have a material adverse effect on our financial position, results of operations or cash flows.

In connection with our government contracts, we are required to procure certain raw materials, components and parts from supply sources approved by the U.S. Government. Due largely to the consolidation of the defense industry, there are currently certain components for which only one supplier exists. The inability of a sole source supplier to provide a necessary component in a timely or cost-effective manner could have a material adverse effect on our financial position, results of operations or cash flows.

Our results of operations depend on awards of new contracts.

The prospects of U.S. shipyards, including ours, are materially affected by their success in securing significant U.S. Navy contract awards. In February 2006, the U.S. Navy presented to Congress a goal of achieving and maintaining a fleet of 313 ships. Each year, the U.S. Navy presents to Congress the Navy's Annual Report to Congress on Long-Range Plan for Construction of Naval Vessels (the "Shipbuilding Plan"), which includes the Navy's shipbuilding plan for the next five years and a long-range projection of new ship construction for the following 25 years. The U.S. Navy's Shipbuilding Plan for fiscal year 2013 (the "2013 Shipbuilding Plan") included a fleet goal of 310 to 316 ships, down from the fleet goal of 328 ships included in the Navy's Shipbuilding Plan for fiscal year 2012 (the "2012 Shipbuilding Plan"), and the procurement of 268 ships over the next 30 years, down from the 275-ship procurement included in the 2012 Shipbuilding Plan. The DoD released in January 2012 the Defense Strategic Guidance, a new set of strategic military priorities and guidance. The U.S. Navy recently released its 2013 Navy Combatant Vessel Force Structure Assessment (the "2013 Force Structure Assessment"), a comprehensive description of the Navy's current ship requirements in light of the Defense Strategic Guidance. The 2013 Force Structure Assessment includes a fleet of 306 ships as a baseline. Significant reductions in the number of ships procured by the U.S. Navy would have a material adverse effect on our financial position, results of operations or cash flows.

We believe our shipbuilding programs are a high priority for national defense, but, under budgetary pressures, one or more of our programs may be reduced, extended or terminated by our U.S. Government customers. Specific actions already taken that could negatively affect us include the deferral of production of new amphibious ships, the reduction in the number of planned large surface combatants, an increase in the procurement interval for aircraft carriers beyond five years, and postponement of the commencement of the RCOH for CVN-72 USS Abraham Lincoln. In response to the need for cheaper alternatives and the proliferation of "smart weapons," future strategy reassessments by the DoD may result in a decreased need for our shipbuilding programs, including our aircraft carrier programs. For the year ended December 31, 2012, our aircraft carrier programs accounted for approximately 40% of our consolidated revenue. Significant reductions in Congressional appropriations for our shipbuilding programs or significant delays in such appropriations could have a material adverse effect on our financial position, results of operations or cash flows.

The Department of Defense has announced plans for significant changes to its business practices that could have a material effect on its overall procurement process and adversely impact our current programs and potential new awards.

In November 2010, the DoD announced certain initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. These initiatives are organized into five major areas: Affordability and Cost Growth; Productivity and Innovation; Competition; Services Acquisition; and Processes and Bureaucracy. Our understanding is that these initiatives are intended to reduce costs and enhance efficiencies and productivity. As described by a senior DoD official, they are intended to enable the DoD to do more without more. In November 2012, the DoD further expanded its focus on business process improvement by introducing Better Buying Power 2.0 ("BBP 2.0") to enhance its focus on the acquisition workforce by establishing higher standards and stronger professional qualification requirements for key leadership positions and continuing to increase the cost consciousness of the acquisition workforce. BBP 2.0 also includes new initiatives focused on enforcing affordability caps, controlling costs through cost performance measures, encouraging stronger partnerships with the requirements community, and incentivizing industry by aligning profitability more tightly with DoD goals and employing appropriate contract types.

DoD's focus on business practices is expected to impact the contracting environment in which we do business with our DoD customers as we and others in the industry adjust our practices to address the new initiatives and the reduced level of spending by the DoD. We are taking steps internally to assess how we can respond to and support these changes, including how we can further reduce costs and increase productivity, modify how we respond to proposals and revise our areas of focus. Depending on how these initiatives are implemented, they could have an impact on current programs, as well as new business opportunities.

Our future success depends, in part, on our ability to deliver our products and services at an affordable life cycle cost, requiring us to develop and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of current and future customers.

Shipbuilding is a long cycle business, and our success depends on quality, cost and schedule performance on our contracts. We must develop and sustain the workforce, technologies, facilities, equipment and financial capacity needed to deliver our products and services at an affordable life cycle cost. If we fail to maintain our competitive position, we could lose a significant amount of future business to our competitors, which would cause us to lose market share and could have a material adverse effect on our financial position, results of operations or cash flows.

Our operating results are heavily dependent upon our ability to attract and retain a sufficient number of engineers and skilled workers at competitive costs and with requisite skills and/or security clearances. At the same time, stable future revenues and costs are important for us to maintain a qualified workforce. Development and maintenance of the necessary nuclear expertise and the challenges of hiring and training a qualified workforce can be a limitation on our business. If qualified personnel become scarce, we could experience higher labor, recruiting or training costs to attract and retain qualified employees, or, if we fail to attract and retain qualified personnel, we could incur difficulties in performing our contracts or attracting new business.

Competition within our markets or an increase in bid protests may reduce our revenues and market share.

We believe the programs and number of ship constructions, refuelings and overhauls and inactivations currently planned by the U.S. Navy over the next several years will remain relatively steady; however, U.S. defense spending levels are uncertain and difficult to predict. While the U.S. Navy's 2013 Shipbuilding Plan anticipates a fleet size of 310 to 316 ships, the plan does not include enough ships to fully support all elements of the Navy's 310 to 316 ships goal over the 30-year period. The U.S. Navy currently projects that shortfalls would occur at various points during this 30-year period in ballistic missile submarines, cruisers-destroyers, attack submarines and amphibious ships. The U.S. Navy recently released the 2013 Force Structure Assessment to address the Navy's current ship requirements in light of the Defense Strategic Guidance released by the DoD in 2012. The 2013 Force Structure Assessment includes a fleet of 306 ships as a baseline . Reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. We compete with another large defense contractor for construction contracts to build surface combatants, and we may in the future compete with the same and other defense contractors to build our products. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share, which could negatively impact our financial condition, results of operations or cash flows.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, we believe that two existing U.S. Government-owned shipyards, one in the Pacific Northwest and the other in the Mid-Atlantic, could refuel nuclear-powered aircraft carriers if substantial investments in facilities, personnel and training were made. U.S. Government-owned shipyards engage in the refueling, overhaul and inactivation of SSN-688 Los Angeles-class submarines and are capable of repairing and overhauling non-nuclear ships. The 2012 Act required DoD to develop a core depot level maintenance capability to refuel nuclear aircraft carriers. The 2013 Act, however, modified the 2012 Act by restoring an exception for the nuclear refueling of an aircraft carrier from the definition of core depot level maintenance. The 2013 Act also amended and clarified the exception to cover the concurrent refueling and overhaul of an aircraft carrier, as well as the defueling of an aircraft carrier. Similarly, the 2013 Act restored an exclusion for nuclear aircraft carrier programs from the definition of core logistics capabilities that was found in previous law. If a U.S. Government-owned shipyard were to become capable and engaged in the business of refueling nuclear-powered aircraft carriers, our financial position, results of operations and cash flows could be adversely affected.

We also compete in the engineering, planning and design market with other companies that provide engineering support services. There can be no assurance that we will be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design and future surface combatant and amphibious assault ship programs.

Our competitive environment is also affected by bid protests from unsuccessful bidders on new program awards. As the competitive environment intensifies, the number of bid protests may increase. Bid protests can result in an award decision being overturned, requiring a re-bid of the contract. Even when a bid protest does not result in a re-bid, resolution of the matter typically extends the time until contract performance can begin, which may reduce our earnings in the period in which the contract would otherwise have performed.

Overcapacity in the U.S. shipbuilding market may reduce our market share or our ability to secure contract awards at profitable prices.

The reduced level of shipbuilding activity by the U.S. Navy, evidenced by the reduction in fleet size from 566 ships in 1989 to 288 ships as of December 31, 2012, has resulted in workforce reductions in the industry but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Six major private United States shipyards, three of which are our shipyards, plus numerous other smaller private shipyards compete for contracts to construct, overhaul, repair and convert naval vessels. We have announced our intention to cease all military shipbuilding operations in our Louisiana facilities by the end of 2013. Competition for future shipbuilding programs is expected to be intense. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants and other ships, compete for funding with each other, as well as with other defense products and services. Future rationalization of shipyard capacity in the United States might occur, and we could be affected by shipyard consolidation or closures as a result of the reduced level of U.S. Navy spending on ship construction. Any further reduction could have a significant effect on our business, financial condition, results of operations or cash flows.

As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

U.S. Government contractors must comply with a variety of significant regulations, including procurement, nuclear and other requirements. These regulations and related requirements, although customary in government contracts, increase our performance and compliance costs. Our nuclear operations are subject to an enhanced regulatory environment, which mandates increased performance and compliance efforts and costs. Changes in regulations and related requirements can increase our compliance costs and reduce our profit margins.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its various agencies, such as the U.S. Navy's Supervisor of Shipbuilding, the DCAA and the DCMA. These agencies review our contract performance, cost structures and compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and internal policies. Systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs we incur that are found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if previously reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. Government. Allegations of impropriety can also cause us significant reputational harm.

Whether or not illegal activities are alleged, the U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments, if it determines significant deficiencies exist in one or more such systems. We have existing contracts subject to the new contractor business systems regulations and expect our future contracts to be subject to such regulations. For our contracts subject to the new regulations, the U.S. Government has, in certain instances, withheld payments upon its assessment that deficiencies exist with one or more of our business systems. We are modifying our affected business systems to address the U.S. Government's concerns.

As with other government contractors, the U.S. Government has, from time to time, recommended that certain of our contract prices be reduced, or that certain costs allocated to our contracts be disallowed. These recommendations sometimes involve substantial amounts. In response to U.S. Government audits, investigations and inquiries, we have on occasion in the past made minor adjustments to our contract prices and the costs allocated to our government contracts. Such audits, investigations and inquiries may result in reductions of our contract prices in the future.

We are also subject, from time to time, to U.S. Government investigations relating to our operations, and we are subject to or are expected to comply with a variety of federal laws, including the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act and Cost Accounting Standards. If we are convicted or otherwise found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions in the value of contracts, contract modifications or terminations, the assessment of penalties and fines or compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations or cash flows. Such findings or convictions could also result in suspension or debarment from government contracting. Given our dependence on government contracting, suspension or debarment would likely have a material adverse effect on our financial position, results of operations or cash flows.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent upon factors not wholly within our control, and failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture products and provide services applied by our customers in a variety of environments. Problems and delays in development or delivery of subcontractor components or services as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, learning curve assumptions or materials and components could prevent us from satisfying contractual requirements.

First-in-class ships, also known as lead ships, usually have new technology that is supplied by the U.S. Navy, other contractors, or us. Problems in developing these new technologies or design changes in the construction process can lead to delays in maintaining the design schedule needed for construction. The risk associated with new technology or mid-construction design changes can both increase the cost of a ship and delay delivery. Late delivery of information can cause inefficiencies in the construction process, increase costs and put the delivery schedule at risk, which could adversely affect our profitability and future prospects.

Our products cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of products that cannot be accessed for repair or replacement, substandard quality or workmanship and unplanned degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations by causing unanticipated expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments previously received.

We have experienced quality issues in the past with respect to products and services that we sell to our U.S. Government customer. These issues have required significant resources to analyze the source of the deficiencies and implement corrective actions. We may discover additional quality issues in the future related to our products and services that require analysis and corrective action. Such quality issues that might arise in the future could have a material adverse effect on our financial position, results of operations or cash flows.

We may not realize the anticipated benefits or may incur additional costs related to the wind down of military shipbuilding at our Louisiana facilities and the consolidation of all Ingalls construction into our Mississippi facilities.

We have announced our intention to wind down military shipbuilding at Avondale, our Louisiana shipyard, by the end of 2013 and two Louisiana components facilities in 2013, after delivering LPD-25 Somerset, the San Antonio-class ship currently under construction at Avondale, and consolidate all Ingalls military shipbuilding into our Mississippi facilities. We intend to shift construction of future LPD-class ships to a single production line at our Pascagoula shipyard to reduce costs and increase efficiency. We cannot provide any assurances that shifting Avondale's military shipbuilding to our Pascagoula facility will result in our realization of anticipated benefits from serial production at that facility. In connection with the increased utilization of our employees and facilities in our Pascagoula shipyard, we may encounter difficulties adhering to back-to-back production schedules. An inability to adhere to production schedules could have an adverse effect on our ability to timely perform our existing contracts and our ability to obtain new contracts in the future. Moreover, the concentration of our Ingalls workforce in Pascagoula and Gulfport may inhibit our ability to attract and retain a sufficient number of skilled and trained employees to perform the increased workload in these locations. Any failure to attract and retain the necessary workforce, or to effectively manage and control third-party contractors, could adversely affect our ability to perform our contracts and have a material adverse effect on our financial position, results of operations or cash flows.

We anticipate that we will incur substantial restructuring costs and asset write-downs, currently estimated at $256 million, related to the wind down of our operations at Avondale. We believe that substantially all such expenses will be recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with FAR provisions governing the treatment of restructuring and shutdown related costs. The DCAA prepared an initial audit report on our July 30, 2010, cost recovery proposal of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs included in the proposal. We then submitted a revised proposal dated October 12, 2011 to address the concerns of the DCAA and to reflect a revised estimated total cost of $271 million. We received a supplemental audit report, which again stated that the proposal was not sufficiently supported to allow the DCAA to reach a conclusion. The amount and percentage of questioned costs were materially unchanged from the previous audit report. We intend to submit another revised proposal that addresses the DCAA concerns and supports our current restructuring cost estimate of $256 million.

Although closure is still the baseline assumption for Avondale, we are pursuing engineering and manufacturing opportunities in the energy infrastructure market. If we are successful in pursuing such opportunities, and Avondale remains open, we would submit a revised restructuring proposal to the U.S. Navy consistent with this change. In such event, we expect that our total estimated restructuring costs would decrease. While the restructuring costs that are currently capitalized as incurred, consisting primarily of severance and retention payments, should remain recoverable under existing or future U.S. Navy contracts, other Avondale costs would remain as part of Avondale's new line of business.

Whether we close Avondale entirely or keep the facility open in a new line of business, we currently do not have an agreement with the U.S. Navy regarding the government contract accounting and pricing treatment of the restructuring and shutdown costs associated with our wind down at Avondale. We may also incur environmental costs in connection with the wind down. These potential costs, of which we are not currently aware and which we cannot reasonably estimate at this time, could be significant. The actual restructuring expenses we incur in connection with our wind down of Avondale, including potential environmental costs, may be greater than our current estimate, and any inability to recover such costs could result in a material adverse effect on our financial position, results of operations or cash flows.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. The size and nature of many of our contracts makes the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate and contract for construction on ships that are not completely designed. Assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues for these ships are subject to the variability of the final ship design and evolving scope of work. Assumptions must be made for all ship contracts regarding the length of time to complete the contract, because costs include expected increases in wages and prices for materials. Similarly, assumptions must be made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards and penalties related to contract performance are considered in estimating revenues and profit rates, and are recorded when sufficient information exists to assess anticipated contract performance.

Because of the significance of the judgment and estimation processes described above to our contract accounting, materially different amounts can be generated if different assumptions are used or if actual events differ from our assumptions. Future changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon our future financial position, results of operations or cash flows. See Critical Accounting Policies, Estimates, and Judgments in Item 7.

Our business is subject to disruption caused by natural disasters, environmental disasters and other factors that could have a material adverse effect on our financial position, results of operations or cash flows.

We have significant operations located in regions of the United States that have been and may be exposed to damaging storms, such as hurricanes, floods, and environmental disasters, such as oil spills. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. Natural disasters could disrupt our facilities, systems or projects, which could interrupt operational processes and performance on our contracts. In addition, should insurance or other risk transfer mechanisms be unavailable or insufficient to recover all costs, we could experience a material adverse effect on our financial position, results of operations or cash flows. See Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position in this section.

Our suppliers and subcontractors are also subject to natural and environmental disasters that could affect their ability to deliver or perform their contracts. Performance failures by our subcontractors due to natural or environmental disasters may adversely affect our ability to perform our obligations on a contract, which could reduce our profitability in the event damages or other costs are not recoverable from the subcontractor, the customer or insurers. Such events could also result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

Natural disasters can also disrupt our workforce, electrical and other power distribution networks, including computer and internet operations and accessibility, and the critical industrial infrastructure needed for normal business operations. These disruptions could adversely affect our contract performance and financial results. Environmental disasters, particularly oil spills in waterways and bodies of water used for the transport and testing of our ships, can disrupt the timing of our performance under our contracts with the U.S. Navy and the U.S. Coast Guard.

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We seek to identify and obtain, in established markets, insurance agreements to cover our significant risks and potential liabilities, including, among others, natural disasters, product liability and business interruption resulting from an insured property loss. In some, but not all, circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover the full amount of actual losses or liabilities incurred, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business makes it difficult to quantify the disruptive impact of such events. Such limitations on the availability of insurance coverage may result in us bearing substantial costs for uninsured losses that could have a material adverse effect on our financial position, results of operations or cash flows. Even in cases where we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows, and, if litigation with the insurance carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations or cash flows.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 50% of our approximately 37,000 employees are covered by a total of nine collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in March 2013, April 2014 and June 2014. Ingalls has six collective bargaining agreements covering represented employees, five of which cover Pascagoula and Gulfport employees and one of which covers Avondale employees. The five Pascagoula/Gulfport collective bargaining agreements expire in March 2015, and the Avondale collective bargaining agreement was indefinitely extended upon its last expiration.

We must negotiate successor agreements as each of our collective bargaining agreements expires. Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. While we believe we maintain good relationships with our represented workers, it is possible that we may experience difficulties with renegotiating expiring collective bargaining agreements. We have, in the past, experienced work stoppages, strikes and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, we could incur additional expenses or delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

Significant changes in key estimates and assumptions, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could affect our earnings, equity and contributions to our pension and retiree health care plans in future periods.

Our pension and retiree health care costs are dependent on significant judgment in the use of various estimates and assumptions, particularly with respect to assumptions regarding the discount rate and expected long-term rate of return on plan assets. Variances from these estimates and assumptions could have a material adverse effect on our financial position, results of operations or cash flows. Differences between actual investment returns and our assumed long-term return on assets will result in changes in future pension expense and the funded status of our plans, and could increase future funding to the plans.

Timing differences exist between the accrual of pension costs under accounting principles generally accepted in the United States of America ("GAAP"), pension funding requirements and the recovery of pension costs that are allowable under our government contracts. Such timing differences could have a material adverse effect on our cash flow from operations. On December 27, 2011, the U.S. Cost Accounting Standards ("CAS") Board issued its final CAS Harmonization Rule (the "Harmonization Rule"). The new rule will impact pension costs on contracts beginning in 2013 and is effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Although we believe that contractors are entitled to an equitable adjustment on CAS-covered contracts awarded prior to the February 27, 2012 effective date, the application of this rule could have a material adverse effect on our financial position, results of operations or cash flows if we are unable to successfully recover such equitable adjustment.

For a complete discussion regarding how our consolidated financial statements can be affected by pension plan accounting policies and regulatory changes, see Critical Accounting Policies, Estimates, and Judgments in Item 7.

Unforeseen environmental costs could have a material adverse effect on our financial position, results of operations or cash flows.

Our operations are subject to and affected by a variety of existing federal, state and local environmental protection laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to climate change concerns or other actions commonly referred to as "green initiatives." We expect to incur future capital and operating costs to comply with current and future environmental laws and regulations, and such costs could be substantial, depending on the future proliferation of environmental rules and regulations and the extent to which we discover currently unknown environmental conditions.

The nature of shipbuilding operations requires the use of hazardous materials. Our shipyards also generate significant quantities of wastewater, which we treat before discharging pursuant to various permits. In order to handle these materials, our shipyards have an extensive network of aboveground and underground storage tanks, some of which have leaked and required remediation in the past. In addition, handling of these materials sometimes results in spills in our shipyards and occasionally in adjacent rivers and waterways where we operate. Our shipyards maintain extensive waste handling programs that we periodically modify, consistent with changes in applicable regulations. See Environmental, Health and Safety in Item 1.

Various federal, state and local environmental laws and regulations impose restrictions on the discharge of pollutants into the environment and establish standards for the transportation, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for noncompliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances. Such laws and regulations render a party liable for environmental cleanup and remediation costs and damage without regard to negligence or fault on the part of such party, and may expose us to liability for the conduct of or conditions caused by third parties.

Environmental laws and regulations also impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur, costs to comply with current federal and state environmental laws and regulations related to the cleanup of pollutants previously released into the environment. In addition, if we are found to be in violation of the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the "Excluded Parties List" maintained by the General Services Administration, which would continue until the EPA concluded that the cause of the violation was cured. Facilities on the "Excluded Parties List" are prohibited from working on any U.S. Government contract.

The adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover related costs under previously priced contracts or the financial insolvency of other responsible parties could cause us to incur costs in the future that could have a material adverse effect on our financial position, results of operations or cash flows.

We have announced our intention to wind down military shipbuilding at our Louisiana facilities, which we anticipate will be completed by the end of 2013. Our wind down of operations at these facilities may result in environmental costs, the amount of which we cannot currently estimate. Such costs could be significant and could have a material adverse effect on our financial position, results of operations or cash flows.

Market volatility and adverse capital or credit market conditions may affect our ability to access cost-effective sources of funding and expose us to risks associated with the financial viability of suppliers and the ability of counterparties to perform on financial instruments.

The financial and credit markets have historically experienced high levels of volatility and disruption, reducing the availability of credit for certain issuers. We may access these markets to support certain business activities, including acquisitions and capital expansion projects, obtaining credit support for our workers' compensation self-insurance program, refinancing existing debt and issuing letters of credit. Depending on the condition of the capital or credit markets existing at the time, we may be unable in the future to obtain capital market financing or bank financing on favorable terms, or at all, which could have a material adverse effect on our financial position, results of operations or cash flows.

A tightening of credit could also adversely affect our suppliers' ability to obtain financing. Delays in suppliers' ability to obtain financing, or the unavailability of financing, could negatively affect their ability to perform their contracts with us and cause our inability to meet our contract obligations. The inability of our suppliers to obtain financing could also result in the need for us to transition to alternate suppliers, which could result in significant incremental costs and delays.

We have existing agreements with counterparties in the financial markets, including brokers and dealers, commercial banks, investment banks and other institutional parties, and may in the future enter into agreements with such parties. These transactions expose us to potential credit risk in the event of default of a counterparty. In addition, our credit risk may be increased when collateral held by us to secure performance of a counterparty cannot be realized upon a sale or is liquidated at prices not sufficient to recover the full amount due us.

Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.

We have implemented extensive compliance controls, policies and procedures to prevent and detect reckless or criminal acts committed by employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, security clearance breaches, cost accounting and billing, competition and data privacy. We may not, however, prevent all such reckless or criminal acts committed by our employees, agents or business partners. Any improper actions could subject us to civil and criminal investigations and monetary and non-monetary penalties, which could have a material adverse effect on our reputation, financial position, results of operations or cash flows.

In January 2013, we disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that we had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts.  We are conducting an internal investigation, led by external counsel, and have taken remedial actions, including the termination of employees in instances where we believed grounds for termination existed. We are providing information regarding our investigation to the relevant government agencies. We have agreed with the U.S. Navy and U.S. Coast Guard to a withhold of $24 million in payments on existing contracts pending additional information from our internal investigation. Some or all of these funds may be released from the withhold based upon the results of the investigation. Depending upon the U.S. Government's assessment of the matters under investigation, we could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although we do not currently believe that this matter will have a material effect on our financial condition, results of operations or cash flows, we cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

Our business could be negatively impacted by security threats, including cyber security threats, and related disruptions.

As a defense contractor, we rely on our information technology infrastructure to process, transmit and store electronic information, including classified and other sensitive information of the U.S. Government. While we maintain stringent information security policies and protocols, we face cyber security and other security threats to our information technology infrastructure, including threats to our and the U.S. Government's proprietary and classified information. We could face unauthorized and unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from groups of hackers. We could also face attempts to gain physical access to classified and other sensitive information located at our facilities. Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches of our information technology infrastructure or physical facilities or other disruptions could expose us to reputational damage, potential liability or the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, which could have a material adverse effect on our operations, financial position, results of operations or cash flows.

Our nuclear operations subject us to various environmental, regulatory, financial and other risks.

The design, construction, refueling and overhaul, repair, and inactivation of nuclear-powered aircraft carriers and nuclear-powered submarines, our nuclear facilities used to support such activities and our other nuclear operations at various DoE sites and commercial nuclear power plants subject us to various risks, including:

•
Potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials, including nuclear assemblies and their components;

•	Unplanned expenditures relating to maintenance, operation, security and repair, including repairs required by the U.S. Navy, the Nuclear Regulatory Commission or the DoE;

•	Reputational harm;

•	Potential liabilities arising out of a nuclear incident whether or not it is within our control; and

•	Regulatory noncompliance and loss of authorizations or indemnifications necessary for our operations.

Failure to properly handle nuclear materials could pose a health risk to humans or wildlife and could cause personal injury and property damage, including environmental contamination. If an accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by us and emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an accident could result in significant costs.

Our nuclear operations are subject to various safety related requirements imposed by the U.S. Navy, DoE and Nuclear Regulatory Commission. In the event of noncompliance, these agencies may increase regulatory oversight, impose fines or shut down our operations, depending on their assessment of the severity of the situation. In addition, new or revised security and safety requirements imposed by the U.S. Navy, DoE and Nuclear Regulatory Commission could necessitate substantial capital and other expenditures.

Subject to certain requirements and limitations, our contracts with the U.S. Navy and DoE generally provide for indemnity by the U.S. Government for costs arising out of or resulting from our nuclear operations. We may not, however, be indemnified for all liabilities that we may incur in connection with our nuclear operations. For our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators for risk mitigation, and we maintain limited insurance coverage for losses in excess of the coverage of facility operators. Such insurance, however, may not be sufficient to cover our costs in the event of an accident or business interruption relating to our commercial nuclear operations, which could have a material adverse effect on our financial position, results of operations or cash flows.

Changes in future business conditions could cause business investments, recorded goodwill and/or purchased intangible assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

As part of our business strategy, we may, from time to time, acquire a non-controlling or controlling interest in a business. These investments are made following careful analysis and due diligence processes designed to achieve a desired return or strategic objective. Business acquisitions generally involve estimates, assumptions and judgments in determining acquisition prices, which prices must be allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our analyses, due diligence processes and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates.

As of December 31, 2012, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 14% and 9%, respectively, of our recorded total assets. We evaluate goodwill values for impairment annually on November 30, or when evidence of potential impairment exists. We evaluate purchased intangibles when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangibles. Adverse equity market conditions that result in a decline in market multiples and our common stock price could also result in an impairment of goodwill and/or other intangible assets.

In light of the adverse equity market conditions that began in the second quarter of 2011 and the resultant decline in industry market multiples and our market capitalization, we performed an interim goodwill impairment analysis as of September 30, 2011. As a result, we recorded a preliminary goodwill impairment charge totaling $300 million in the third quarter of 2011, which was subsequently reduced to $290 million in the fourth quarter of 2011 after we completed our impairment analysis.

Future declines in equity market multiples or the trading price of our common stock, or other factors such as reductions in future contract awards or significant adverse changes in our operating margins at Ingalls could lead to future impairments of goodwill. Any such impairments that result in us recording additional goodwill impairment charges could have a material adverse effect on our financial position or results of operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.

We are subject to income taxes in the United States. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, timing differences in the recognition of contract income for financial statement purposes and for income tax purposes can cause uncertainty with respect to the timing of income tax payments, which can have a significant impact on cash flow in a particular period. Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. The final results of any tax audits or related litigation could be materially different from our related historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, profitability and cash flow.

As of December 31, 2012, the estimated value of our uncertain tax positions was a potential liability of $21 million, which includes accrued interest and penalties. If our positions are sustained by the taxing authority in our favor, the reversal of the liability would reduce our income tax provision and cost of sales and service revenues. However, we cannot guarantee that such positions will be sustained in our favor.

We conduct a portion of our operations through joint ventures and strategic alliances. We may have limited control over such arrangements and have returns that are not proportional to the risks and resources we contribute.

We conduct some of our operations through joint ventures with business partners. In any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to reach agreement on major issues. We and our joint venture partners may, in certain instances, fail to reach agreement on significant decisions on a timely basis, or at all. We also cannot control the actions of our joint venture partners, including any non-performance, default by or bankruptcy of our joint venture partners, and we typically share liability or have joint and/or several liability with our joint venture partners under these joint venture arrangements. Any of these factors could potentially have a material adverse effect on our joint venture operations and the profitability of our joint ventures.

Operating through joint ventures in which we are the minority holder gives us limited control over many decisions made with respect to the related joint venture projects and internal controls relating to such projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that we follow. As a result, internal control issues may arise that could have a material adverse effect on the joint venture. When entering into joint ventures, in order to establish or preserve relationships with our joint venture partners, we may agree to assume risks and contribute resources that are proportionately greater than the returns we expect to receive. Such agreements may reduce our income and returns on these investments compared to what we would have received if our assumed risks and contributed resources were proportionate to our returns.

We might in the future make strategic acquisitions and investments, and these activities involve risks and uncertainties.

In pursuing our business strategies, we expect to review, evaluate and consider potential acquisitions and investments. In evaluating such transactions, we will have to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and costs of potential liabilities. In addition, acquisitions and investments involve other risks and uncertainties, including the difficulty of integrating newly-acquired businesses, challenges in achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of management attention and resources from our existing operations and other initiatives, the potential value impairment of acquired assets and the potential loss of key employees of acquired businesses. If we fail to manage acquisitions, investments and other strategic transactions successfully, our financial results, business and future prospects could be harmed.

We are subject to various claims and litigation that could ultimately be resolved against us, requiring material future cash payments and/or future material charges against our operating income, materially impairing our financial position.

The size, type and complexity of our business make it highly susceptible to claims and litigation. We are currently, and may in the future become, subject to various claims and litigation, including environmental claims, which, if not resolved within accrued reserves, could have a material adverse effect on our financial position, results of operations or cash flows. Any claims and litigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. The following paragraphs describe pending claims and litigation that, if determined adversely for amounts that exceed accrued reserves, could have a material adverse effect on our financial position, results of operations or cash flows:

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the "vessels") based on alleged "hull buckling and shaft alignment problems" and alleged "nonconforming topside equipment" on the vessels. We submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised ICGS, which was formed by us and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with us and one of our subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors, instead of pursuing its $96 million claim independently. The Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against us, ICGS, and Lockheed Martin relating to the vessel conversion effort. Damages under the False Claims Act may be trebled upon a finding of liability. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011 dismissing the relator's remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit, and, in July 2012, the Fifth Circuit issued a per curiam decision affirming the judgment of the District Court dismissing the relator's remaining claims. While we do not believe that remaining issues relating to conversion of the vessels will have a material adverse effect on our consolidated financial position, results of operations or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

We and our predecessors-in-interest are defendants in several hundred cases filed in numerous jurisdictions around the country wherein former and current employees and various third parties allege exposure to asbestos-containing materials on, or associated with, our premises or while working on vessels constructed or repaired by us. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos-related conditions. In some cases, several of our former executive officers are also named as defendants. Although we believe the ultimate resolution of these cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos-related litigation.

In January 2011, the U.S. Department of Justice first informed us, through Northrop Grumman, of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint we received alleges that, through largely unspecified fraudulent means, we and Northrop Grumman obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Hurricane Katrina and for which Northrop Grumman and we were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys' fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

On July 31, 2012, the District Court entered an order permitting us to disclose certain information not included in the redacted copy of the Complaint we received, including the date the Complaint was filed, the decision of the U.S. Department of Justice to decline intervention in the case and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. On December 8, 2011, the Department of Justice filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case.

Based upon a review to date of the information available to us, we believe that we have substantive defenses to the allegations in the Complaint, that the claims as set forth in the Complaint evidence a fundamental lack of understanding of the terms and conditions in our shipbuilding contracts, including the post-Katrina modifications to those contracts, and the manner in which the parties performed in connection with the contracts, and that the claims as set forth in the Complaint lack merit. We intend to defend this matter vigorously. While we believe that the claims as set forth in the Complaint will not result in a material effect on our consolidated financial position, results of operations or cash flows, we cannot predict what new or revised claims might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

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

We also rely upon proprietary technology, information, processes and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors and other parties, as well as through other security measures. These agreements may not, however, provide meaningful protection for our unpatented proprietary information.

In the event our intellectual property rights are infringed, we may not have adequate legal remedies to maintain our rights in our intellectual property. Litigation to determine the scope of our rights, even if successful, could be costly and a diversion of management's attention away from other aspects of our business. In addition, trade secrets may otherwise become known or be independently developed by competitors.

In instances where third parties have licensed to us the right to use their proprietary intellectual property, we may be unable in the future to secure the necessary licenses to use such intellectual property on commercially reasonable terms.

Our debt exposes us to certain risks.

As of December 31, 2012, we had $1,830 million of debt and $650 million of additional borrowing and letter of credit capacity under our credit facility ("Credit Facility"). Our current level of debt could have important consequences, including:

•	Increasing our vulnerability to adverse economic or industry conditions;

•
Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic initiatives and general corporate purposes;

•	Increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	Exposing us to the risk of higher interest rates, to the extent borrowings under our Credit Facility are subject to variable rates of interest;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	Limiting our ability to borrow additional funds.

Because we use a substantial portion of our cash flow from operations to service our debt, we could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations to which we are subject under our debt. Moreover, despite our current level of debt, we may be able to incur significant additional debt in the future. To the extent new debt is added to our current debt levels, the related risks that we face could be increased.

Restrictive covenants in the indenture governing our senior notes and our Credit Facility may restrict our ability to pursue our business strategies.

The indenture governing our senior notes and the terms of our Credit Facility limit our ability, among other things, to:

•	Incur additional debt;

•	Pay dividends or make other distributions on, or repurchase or redeem, our stock;

•	Prepay, redeem or repurchase certain of our debt;

•	Make investments;

•	Sell assets;

•	Enter into agreements restricting our subsidiaries' ability to pay dividends;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	Enter into transactions with our affiliates; and

•	Incur liens.

In addition, the indenture governing our senior notes and the terms of our Credit Facility limits the amount of our capital expenditures and requires us to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio, among others. These covenants may restrict our financial flexibility, limit our strategic initiatives, restrict our ability to grow or limit our ability to respond to competitive changes. These covenants limit the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. These covenants may, therefore, limit our ability to successfully execute our business strategy and operate our business.

Risks Related to the Spin-Off

We may be responsible for U.S. federal income tax liabilities that relate to our spin-off from Northrop Grumman.

Our spin-off from Northrop Grumman was structured to minimize the likelihood that Northrop Grumman, Northrop Grumman's stockholders and we would be required to recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off, except with respect to cash received by Northrop Grumman's stockholders in lieu of fractional shares.

If all or a portion of the spin-off does not qualify as a tax-free transaction, Northrop Grumman would recognize a substantial gain for U.S. federal income tax purposes. In such case, under IRS regulations, each member of Northrop Grumman's consolidated group at the time of the spin-off, including us and our subsidiaries, would be severally liable for the resulting U.S. federal income tax liability.

Even if the spin-off otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the distribution will be taxable to Northrop Grumman pursuant to Section 355(e) of the Internal Revenue Code if there are one or more acquisitions, including issuances, of the stock of either Northrop Grumman or us representing 50%

or more, measured by vote or value, of the then-outstanding stock of either corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution, with exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances, generally will be presumed to be part of such a plan unless we can rebut that presumption. The tax liability resulting from the application of Section 355(e) would be substantial, and, under IRS regulations, each member of the Northrop Grumman consolidated group at the time of the spin-off, including us and our subsidiaries, would be severally liable for the resulting U.S. federal income tax liability.

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

A court could determine that Northrop Grumman did not receive fair consideration or reasonably equivalent value for distributing our common stock or taking other actions as part of the spin-off, or that we did not receive fair consideration or reasonably equivalent value for incurring indebtedness, including the debt incurred by us in connection with the spin-off, transferring assets or taking other actions as part of the spin-off and, at the time of such actions, we or Northrop Grumman (i) were insolvent or would be rendered insolvent, (ii) had reasonably small capital with which to carry on our respective businesses and all businesses in which we intended to engage or (iii) intended to incur, or believed we would incur, debts beyond our ability to repay such debts as they would mature. In such event, the court could void the spin-off as a constructive fraudulent transfer. If such court made this determination, the court could impose a number of different remedies, including voiding our liens and claims against Northrop Grumman or providing Northrop Grumman with a claim for money damages against us in an amount equal to the difference between the consideration received by Northrop Grumman and the fair market value of our company at the time of the spin-off.

In connection with the spin-off, Northrop Grumman and we agreed that each of us would be responsible for the debts, liabilities and other obligations related to the respective business or businesses that we own and operate following the spin-off. Although we do not expect to be liable for any such obligations not expressly assumed by us, it is possible that a court would disregard the agreed allocation and require that we assume responsibility for obligations allocated to Northrop Grumman, such as certain tax and/or environmental liabilities, particularly if Northrop Grumman were to refuse or be unable to pay or perform its allocated obligations.

Risks Related to Our Common Stock

Our indebtedness could limit our future ability to pay dividends on our common stock.

Our dividend policy is established by our board of directors based upon our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our board of directors considers relevant. The terms of the agreements governing our existing debt or debt that we may incur in the future may limit or prohibit payments of dividends. In addition, the amount of our existing and any additional future debt may limit our ability to pay dividends. If we cannot generate sufficient cash flow from operations to meet our debt payment obligations, then our ability to pay dividends, even if declared by our board of directors, may be impaired. There can be no assurance that we will continue to pay a dividend on our common stock.

Anti-takeover provisions in our organizational documents and Delaware law, as well as regulatory requirements, could delay or prevent a change in control.

Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws may delay or prevent a merger or acquisition that a stockholder may consider favorable. For example, our Restated Certificate of Incorporation and Restated Bylaws provide for a classified board of directors, require advance notice for stockholder proposals and director nominations, place limitations on convening stockholder meetings and authorize our board of directors to issue one or more series of preferred stock. These provisions may discourage acquisition proposals, cause delays or prevent a change in control, which could harm our stock price. Delaware law also imposes restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

We agreed with Northrop Grumman, in connection with our spin-off, not to enter into any transaction involving an acquisition, including issuance, of our common stock or any other transaction, or, to the extent we have the right to prohibit it, to permit any such transaction that could reasonably be expected to cause the spin-off to be taxable to Northrop Grumman. We also agreed to indemnify Northrop Grumman for any tax liabilities resulting from any such transactions. Generally, Northrop Grumman will recognize taxable gain on the spin-off if there are one or more acquisitions, including issuances, of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then outstanding capital stock, and the acquisitions or issuances are deemed to be part of a plan or series of related transactions that include the spin-off. Any such shares of our common stock acquired, directly or indirectly, within two years before or after the spin-off, with exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances, will generally be presumed to be part of such a plan, unless we can rebut that presumption. The amount of any indemnification payment we may be required to pay to Northrop Grumman resulting from any such transactions could be substantial.

Our nuclear shipbuilding operations are considered vitally important to the U.S. Navy. Consequently, the U.S. Navy has required us to include in our contracts with the Navy express terms regarding notice and approval rights in the event of change of control of our nuclear shipbuilding operations and regarding the Navy's obligations to indemnify us for losses relating to our nuclear work for the Navy.  Such terms require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and obtain the Navy's consent for transferring certain related licenses to facilitate the Navy's ability to ensure that a potential buyer would continue to conduct our operations in a satisfactory manner. We have included such terms in solicitations for future U.S. Navy nuclear work, and we expect them to be included in future contracts with the Navy for nuclear work.

Provisions of our Restated Certificate of Incorporation and our Restated Bylaws, our obligations to Northrop Grumman relating to the spin-off and our existing contracts with the U.S. Navy may have the effect of discouraging, delaying or preventing a change of control of our company that may be beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments.

ITEM 2. PROPERTIES

At December 31, 2012, we had operations in San Diego, California; Avondale (New Orleans), Louisiana; Gulfport and Pascagoula, Mississippi; and Hampton, Newport News and Suffolk, Virginia. We also lease and/or own office buildings related to our operations in both Virginia Beach, Virginia and Washington, D.C.

Ingalls - The three properties comprising our Ingalls operations are located in Pascagoula and Gulfport, Mississippi and Avondale, Louisiana. We also have a facility in Waggaman, Louisiana, but we ceased significant operations there in 2011. In addition, our CMSD facilities in San Diego, California and our AMSEC facilities in Virginia Beach, Virginia are part of our Ingalls operations.

Our Pascagoula shipyard is a primary provider of major surface warships to the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to be developing and building six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula shipyard from the State of Mississippi, pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 54 years on the lease and beyond.

Our components facility in Gulfport, Mississippi sits on approximately 120 acres and focuses on composite research and engineering. The facility is currently building the DDG-1000 composite deckhouses and LPD composite masts. We believe that this composite capability, coupled with strong alliances with several universities and suppliers, positions us to take advantage of any shift toward lighter-weight topside composite structures in U.S. Naval and U.S. Coast Guard applications.

Our Avondale shipyard is located on approximately 268 acres on the banks of the Mississippi River, approximately 12 miles upriver from downtown New Orleans. Approximately 20% of the Avondale shipyard is leased from several third parties. The leases have varying expiration dates and typically contain renewal rights. The Avondale shipyard site has the capacity to manufacture large amphibious assault and military and commercial transport vessels, and includes three outfitting docks totaling more than 6,000 linear feet. In addition to the shipyard, the Avondale facilities include the Maritime Technology Center of Excellence. We intend to wind down military shipbuilding at Avondale in 2013 and consolidate all such activities in our Pascagoula shipyard.

Our San Diego, California and Virginia Beach, Virginia facilities provide fleet support services.

Newport News - Our facilities in Newport News, Virginia are located on approximately 550 acres that we own near the mouth of the James River, which adjoins the Chesapeake Bay, the premier deep-water harbor on the east coast of the United States. Our Newport News shipyard is one of the largest in the United States. It is the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two shipyards capable of designing and building nuclear-powered submarines for the U.S. Navy. The shipyard also provides services for naval and commercial vessels. Its facilities include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, module outfitting facilities and various other shops.

Our Newport News shipyard also has a variety of other facilities, including an 18-acre all-weather steel fabrication shop, accessible by both rail and transporter, module outfitting facilities that enable us to assemble a ship's basic structural modules indoors and on land, machine shops totaling 300,000 square feet, and an apprentice school, which provides a four-year accredited apprenticeship program to train shipbuilders.

We believe that substantially all of our plants and equipment are, in general, well maintained and in good operating condition. We believe they are adequate for present needs and, as supplemented by planned construction, are expected to remain adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of our Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or a division or subdivision. Any suspension or debarment would likely have a material effect on us because of our reliance on government contracts.

In January 2013, we disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that we had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts.  We are conducting an internal investigation, led by external counsel, and have taken remedial actions, including the termination of employees in instances where we believed grounds for termination existed. We are providing information regarding our investigation to the relevant government agencies. We have agreed with the U.S. Navy and U.S. Coast Guard to a withhold of $24 million in payments on existing contracts pending additional information from our internal investigation. Some or all of these funds may be released from the withhold based upon the results of the investigation. Depending upon the U.S. Government's assessment of the matters under investigation, we could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although we do not currently believe that this matter will have a material effect on our financial condition, results of operations or cash flows, we cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the "vessels") based on alleged "hull buckling and shaft alignment problems" and alleged "nonconforming topside equipment" on the vessels. We submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised ICGS, which was formed by us and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with us and one of our subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast

Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors instead of pursuing its $96 million claim independently. The U.S. Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against us, ICGS, and Lockheed Martin relating to the vessel conversion effort. Damages under the False Claims Act may be trebled upon a finding of liability. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011 dismissing the relator's remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit, and, in July 2012, the Fifth Circuit issued a per curiam decision affirming the judgment of the District Court dismissing the relator's remaining claims. Following dismissal of the relator's claims, we do not believe that remaining issues relating to our conversion of the vessels will have a material effect on our consolidated financial position, results of operations or cash flows. We cannot, however, predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

Litigation - We are party to various claims and legal proceedings that arise in the ordinary course of our business. Although we believe that the resolution of these various claims and legal proceedings will not have a material effect on our consolidated financial position, results of operations or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

We are pursuing legal action against an insurance provider, FM Global, arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. The case was commenced against FM Global on November 4, 2005, and is now pending in the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal, the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its "Flood" exclusion and remanded the case to the U.S. District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy, even if the Flood exclusion of the policy is unambiguous. In August 2010, the U.S. District Court granted FM Global's motion for summary judgment based upon California's doctrine of efficient proximate cause and denied FM Global's motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent we sustained wind damage apart from the hurricane storm surge. In September 2011, the U.S. District Court granted FM Global's motion for summary judgment to dismiss the claims for bad faith damages and for contract reformation. We intend to continue to pursue the breach of contract action against FM Global, and trial on the merits is currently scheduled to start in October 2013. In addition, in January 2011, Northrop Grumman, as our predecessor-in-interest, filed suit against Aon, which acted as our broker in connection with the policy with FM Global, in Superior Court in California, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as for declaratory relief. The Aon matter is currently scheduled for trial to begin in February 2014. No assurances can be made as to the ultimate outcome of these matters. If, however, either of these claims is successful, the potential impact to our consolidated financial position, results of operations and cash flows would be favorable.

On January 31, 2011, the U.S. Department of Justice first informed us, through Northrop Grumman, of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint that we received alleges that, through largely unspecified fraudulent means, Northrop Grumman and we obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Hurricane Katrina and for which Northrop Grumman and we were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys' fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

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

Based upon a review to date of the information available to us, we believe that we have substantive defenses to the allegations in the Complaint, that the claims as set forth in the Complaint evidence a fundamental lack of understanding of the terms and conditions in our shipbuilding contracts, including the post-Katrina modifications to those contracts, and the manner in which the parties performed in connection with the contracts, and that the claims as set forth in the Complaint lack merit. We, therefore, believe that the claims as set forth in the Complaint will not result in a material effect on our consolidated financial position, results of operations or cash flows. We intend to defend the matter vigorously, but we cannot predict what new or revised claims might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

We and our predecessors-in-interest are defendants in several hundred cases filed in numerous jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos-containing materials on, or associated with, our premises or while working on vessels constructed or repaired by us. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos-related conditions. In some cases, several of our former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to us for our liability and that of our former executive officers. Although we believe the ultimate resolution of these cases will not have a material effect on our consolidated financial position, results of operations or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Item 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 22, 2013, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	53	President and Chief Executive Officer
Jerri F. Dickseski	50	Corporate Vice President, Communications
Irwin F. Edenzon	59	Corporate Vice President and President, Ingalls Shipbuilding
William R. Ermatinger	49	Corporate Vice President and Chief Human Resources Officer
Douglass L. Fontaine II	51	Corporate Vice President, Controller and Chief Accounting Officer
Bruce N. Hawthorne	63	Corporate Vice President, General Counsel and Secretary
Christopher D. Kastner	49	Corporate Vice President and General Manager, Corporate Development
Matthew J. Mulherin	53	Corporate Vice President and President, Newport News Shipbuilding
Barbara A. Niland	54	Corporate Vice President, Business Management and Chief Financial Officer
George M. Simmerman, Jr.	54	Corporate Vice President, Deputy General Counsel and Assistant Secretary
Mitchell B. Waldman	52	Corporate Vice President, Government and Customer Relations
D. R. Wyatt	54	Corporate Vice President and Treasurer

C. Michael Petters, President and Chief Executive Officer - Mr. Petters has been our President and Chief Executive Officer since the spin-off. Prior to the spin-off, Mr. Petters had been President of Northrop Grumman Shipbuilding ("NGSB") since 2008, when NGSB was formed, and before that had been President of Northrop Grumman Newport News since 2004. Since joining Newport News Shipbuilding and Dry Dock Company in 1987, his responsibilities have included oversight of the Virginia-class submarine program, the nuclear-powered aircraft carrier programs, aircraft carrier refueling and overhaul, submarine fleet maintenance, commercial and naval ship repair, human resources and business and technology development. Mr. Petters holds a B.S. in Physics from the United States Naval Academy and an M.B.A. from the College of William and Mary.
Jerri F. Dickseski, Corporate Vice President, Communications - Ms. Dickseski has been our Corporate Vice President, Communications since the spin-off. In this position, she is responsible for our communications strategy and execution. Prior to her current position and since 2008, Ms. Dickseski served as Sector Vice President of Communications for NGSB. Prior to that and since 2001, she was Director of Communications at Northrop

Grumman Newport News. She joined Newport News Shipbuilding Inc. in 1991. Ms. Dickseski holds both a B.A. and an M.A. in English from Old Dominion University.
Irwin F. Edenzon, Corporate Vice President and President, Ingalls Shipbuilding - Mr. Edenzon has been our Corporate Vice President and President, Ingalls Shipbuilding since 2011. From 2008 until he assumed his current position, Mr. Edenzon was Sector Vice President and General Manager, Gulf Coast for NGSB. Since Mr. Edenzon joined Newport News Shipbuilding and Dry Dock Company in 1997, his responsibilities have included overseeing Newport News' Technical Engineering Division, Advanced Programs and Internal Research, as well as serving as Vice President for Business and Technology Development, and Vice President for Technology Development and Fleet Support of Northrop Grumman Newport News. Mr. Edenzon holds a B.S. in Criminal Justice, magna cum laude, from Rutgers University and an M.B.A. from Florida Atlantic University.
William R. Ermatinger, Corporate Vice President and Chief Human Resources Officer - Mr. Ermatinger has been our Corporate Vice President and Chief Human Resources Officer since the spin-off. Prior to the spin-off, Mr. Ermatinger had been Sector Vice President of Human Resources and Administration for NGSB since 2008, when NGSB was formed. In that position, he was responsible for all NGSB human resources and administration activities. Since joining a predecessor of Northrop Grumman in 1987, Mr. Ermatinger has held several human resources management positions with increasing responsibility, including Vice President of Human Resources and Administration of Northrop Grumman Newport News. Mr. Ermatinger holds a B.A. in Political Science from the University of Maryland Baltimore County.
Douglass L. Fontaine II, Corporate Vice President, Controller and Chief Accounting Officer - Mr. Fontaine has been our Corporate Vice President, Controller and Chief Accounting Officer since the spin-off. Prior to the spin-off, Mr. Fontaine had been Vice President and Controller of NGSB since 2008, when NGSB was formed. In that position, he was responsible for all NGSB accounting activities. Since joining a predecessor of Northrop Grumman in 1988, Mr. Fontaine held several positions with increasing responsibility at Northrop Grumman Ship Systems, including Vice President of Finance. Mr. Fontaine is a certified public accountant and holds a B.B.A. from the University of Mississippi.
Bruce N. Hawthorne, Corporate Vice President, General Counsel and Secretary - Mr. Hawthorne has been our Corporate Vice President, General Counsel and Secretary since the spin-off. In this position, he is our chief legal officer and has overall leadership responsibility for our law department and outside counsel. Prior to joining us, Mr. Hawthorne served as a partner and Practice Development Chairman for the law firm of Arnall Golden Gregory ("AGG") LLP. From 2008 until joining AGG, he served as co-founder and Managing Director of Consigliere Group LLC, a consulting and technology services firm. Mr. Hawthorne's corporate career includes serving as Executive Vice President, General Counsel and Secretary of Electronic Data Systems, a global information technology services company, now part of Hewlett-Packard. Prior to that, he served as Executive Vice President and Chief Staff Officer of Sprint Corp. Until 2003, Mr. Hawthorne was a senior partner of the law firm King & Spalding LLP. He holds a B.B.A. from the University of Michigan, an M.B.A. from the University of Detroit and a J.D. from Vanderbilt University.
Christopher D. Kastner, Corporate Vice President and General Manager, Corporate Development - Mr. Kastner was appointed Corporate Vice President and General Manager, Corporate Development in August of 2012. Prior to that and following the spin-off, he served as Vice President and Chief Financial Officer of our Ingalls Shipbuilding segment. Prior to the spin-off, Mr. Kastner had served as Vice President, Business Management, and Chief Financial Officer of NGSB, Gulf Coast since 2008 and served as Vice President, Contracts and Risk Management of Northrop Grumman Ship Systems from 2006 to 2008. Prior to that, he held several positions at other Northrop Grumman businesses, including Corporate Director of Strategic Transactions. Mr. Kastner holds a B.A. in Political Science from the University of California at Santa Barbara and an M.B.A from Pepperdine University.
Matthew J. Mulherin, Corporate Vice President and President, Newport News Shipbuilding - Mr. Mulherin has been our Corporate Vice President and President, Newport News Shipbuilding since 2011. From 2008 until he assumed his current position, Mr. Mulherin was Sector Vice President and General Manager, Newport News for NGSB. Since joining Newport News Shipbuilding and Dry Dock Company in 1981, Mr. Mulherin has had a variety of responsibilities, including serving as Vice President of the CVNX program, Vice President of the CVN-21 program, and Vice President of Programs for the Newport News operations, where he successfully led the aircraft carrier design and construction programs, carrier refueling and overhaul programs and the submarine program. Mr. Mulherin holds a B.S. in Civil Engineering from Virginia Polytechnic Institute and State University.

Barbara A. Niland, Corporate Vice President, Business Management and Chief Financial Officer - Ms. Niland has been our Corporate Vice President, Business Management and Chief Financial Officer since the spin-off. Prior to the spin-off, Ms. Niland had been Sector Vice President, Business Management and Chief Financial Officer for NGSB since 2008, when NGSB was formed. In these positions, she has been responsible for strategy and processes supporting growth and profitability goals, as well as business management functions. Since joining a predecessor of Northrop Grumman in 1979, Ms. Niland held a variety of positions, including Vice President of Business Management and Chief Financial Officer of Northrop Grumman Newport News. Ms. Niland holds a B.S. in Finance from Towson State University and a Master's Degree from the University of Maryland University College.
George M. Simmerman, Jr., Corporate Vice President, Deputy General Counsel and Assistant Secretary - Mr. Simmerman has been our Corporate Vice President, Deputy General Counsel and Assistant Secretary since the spin-off. Prior to the spin-off and since 2008, Mr. Simmerman had been Vice President, Associate General Counsel and Sector Counsel of NGSB. Prior to that, he was Vice President, Associate General Counsel and Sector Counsel of Northrop Grumman Ship Systems, a position he held since 2006. Mr. Simmerman was in private practice before joining a predecessor of Northrop Grumman in 1991. He holds a B.S. in Political Science from Spring Hill College and a J.D. from the University of Mississippi School of Law.
Mitchell B. Waldman, Corporate Vice President, Government and Customer Relations - Mr. Waldman has been our Corporate Vice President, Government and Customer Relations since the spin-off. In this position, he is responsible for the development and management of our government and customer affairs programs. Prior to that and since 2009, Mr. Waldman served as Vice President of Business Development of Advanced Programs and Technology for Northrop Grumman's Aerospace Systems sector. Prior to that position, he served as Northrop Grumman's Corporate Director for Acquisition Policy from 2008. Prior to that position and since 2003, Mr. Waldman served as National Security Advisor for former Sen. Trent Lott. He holds a B.S. in Mechanical Engineering from the University of Florida and a J.D. from Catholic University.

D. R. Wyatt, Corporate Vice President and Treasurer - Mr. Wyatt has been our Corporate Vice President and Treasurer since the spin-off. Prior to that, he had been Director of Business Management at NGSB where he was responsible for aircraft carriers, carrier fleet support and energy business. Prior to his appointment as Director of Business Management, Mr. Wyatt served as Treasurer of Newport News Shipbuilding Inc., Assistant Treasurer and Manager of Finance, and has held various positions in the financial area, including cost estimating, cost control, accounting, financial analysis, and government accounting. He has 13 years of Treasury experience, including responsibility for corporate finance, cash management, risk management and all financings, capital structure, capital market interface, rating agency relationships, cash and financial forecasting, working capital management, short term investments, pension asset management, and insurance and loss control. Mr. Wyatt holds a B.S. in Economics from Hampden-Sydney College and an M.B.A. from Old Dominion University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "HII".

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2012		2011*
	High	Low	High	Low
January to March	$40.46	$31.80	$41.50	$37.25
April to June	$40.33	$35.84	$40.98	$34.50
July to September	$42.27	$38.17	$35.25	$24.33
October to December	$44.96	$39.87	$32.50	$22.85

*Our common stock first began trading on the New York Stock Exchange on March 22, 2011.

Stockholders

The approximate number of common stockholders was 23,237 as of February 22, 2013.

Dividends

On November 8, 2012, we announced that our board of directors declared our first quarterly dividend in the amount of $0.10 per share. The dividend was paid on December 14, 2012, to stockholders of record as of November 30, 2012. The terms of the Credit Facility and senior notes limit our ability to pay dividends. See Note 12: Debt in Item 8.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on May 1, 2013, in Pascagoula, Mississippi.

Stock Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in our common stock on March 22, 2011, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Index.

Total Stockholder Returns
Index Value ($)
120
110
100
90
80
70
60
03/22/11
03/31/11
06/30/11
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
HII
S&P 500 Aero
S&P 500

(1)	The cumulative total return assumes reinvestment of dividends.

(2)	The total return is weighted according to market capitalization of each company at the beginning of each year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 31, 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2012 to October 31, 2012	—	$—	—	$150.0
November 1, 2012 to November 30, 2012	20,732	39.95	20,732	149.2
December 1, 2012 to December 31, 2012	10,276	40.01	10,276	148.8
Total	31,008	$39.97	31,008	$148.8

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Equity Compensation Plan Information in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

The following table represents our selected financial data. The table should be read in conjunction with Item 7 and Item 8 of this Report. The table below reflects immaterial error corrections discussed in Note 2: Summary of Significant Accounting Policies in Item 8.

	Year Ended December 31
($ in millions, except per share amounts)	2012	2011	2010	2009	2008
Sales and service revenues	$6,708	$6,575	$6,723	$6,292	$6,189
Goodwill impairment	—	290	—	—	2,465
Operating income (loss)	358	100	241	203	(2,332)
Net earnings (loss)	146	(100)	131	119	(2,397)
Total assets	6,392	6,069	5,270	5,097	4,821
Long-term debt (1)	1,779	1,830	105	283	283
Total long-term obligations	4,341	3,838	1,637	1,708	1,823
Free cash flow (2)	170	331	168	(269)	121
Dividends declared per share	$0.10	$—	$—	$—	$—
Basic earnings (loss) per share (3)	$2.96	$(2.05)	$2.68	$2.44	$(49.14)
Diluted earnings (loss) per share (3)	$2.91	$(2.05)	$2.68	$2.44	$(49.14)

(1) Long-term debt does not include amounts payable to our former parent as of and before December 31, 2010, as these amounts were due upon demand and included in current liabilities.
(2) Free cash flow is a non-GAAP financial measure and represents cash from operating activities less capital expenditures. See Liquidity and Capital Resources in Item 7 for more information on this measure.
(3) On March 30, 2011, the record date of the stock distribution associated with the spin-off from Northrop Grumman, approximately 48.8 million shares of $0.01 par value HII common stock were distributed to Northrop Grumman stockholders. This share amount was utilized for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011, and all prior periods, as no common stock of the Company existed prior to March 30, 2011, and the impact of dilutive securities in the three month period ended March 31, 2011, was not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the review of our postretirement benefit plans, we identified errors in the valuation of one of the plans. The errors, which relate to the valuation methodologies associated with our monthly spending cap under the plan, impacted the projected accumulated postretirement benefit obligation in every year since 1999. As a result of these errors, we have corrected our consolidated financial statements for the years ended December 31, 2011 and 2010, to reflect the full effects of these errors, which management believes are not material to our previously issued consolidated financial statements. See Note 2: Summary of Significant Accounting Policies in Item 8.

OVERVIEW

Our Business

For more than a century, we have designed, built, overhauled and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. HII is organized into two operating segments, Ingalls and Newport News, which represent our reportable segments. Through our Ingalls segment, we are the sole builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. We are one of the nation's leading full-service providers for the design, engineering, construction and life cycle support of major surface ship programs for the U.S. Navy. We conduct substantially all of our business with the U.S. Government, principally the DoD. As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs.

The following discussion should be read along with the audited consolidated financial statements included in this Annual Report on Form 10-K.

Business Environment

In August 2011, the Budget Control Act reduced the DoD top line budget by $487 billion over the next decade starting in 2013. Additionally, if Congress does not identify savings to reduce the U.S. deficit by up to $1.2 trillion, the Budget Control Act could lead to the implementation of sequestration imposing up to $500 billion in additional cuts to defense spending and an additional $500 billion reduction to non-defense discretionary programs, including the U.S. Coast Guard, from 2013 to 2021. The American Taxpayer Relief Act enacted on January 2, 2013, delayed the implementation of sequestration to March 1, 2013. At this time, Congress has not identified the required savings, and the delay in sequestration leaves the DoD less time to enact the 2013 automatic spending cuts, adding to the uncertainty from such cuts. While the specific effects of sequestration remain unknown, should sequestration be implemented in March 2013, the resulting funding reductions could have material consequences for our business, employee base, facilities and suppliers.

U.S. Government operations, including defense programs, for Fiscal Year 2013 are being funded under a CR, which expires on March 27, 2013. The CR generally provides funding at Fiscal Year 2012 levels and restricts new contract starts, which impacts some of the programs in which we participate. It is unclear whether annual appropriations bills will be passed for Fiscal Year 2013. The U.S. Government may operate under a CR for all of Fiscal Year 2013, potentially resulting in no new contract or program starts for the fiscal year. The federal debt ceiling is also expected to be reached in the first half of 2013. Congress and the Administration continue to debate these issues, and the outcome of that debate could have a significant impact on future defense spending plans. We are currently unable to predict the future impact on our financial position, results of operations or cash flows, including revenues, goodwill and long-lived assets.

Defense Industry Overview

The United States faces a complex, uncertain and rapidly changing national security environment. The defense of the United States and its allies requires the ability to respond to constantly evolving threats, terrorist acts, regional conflicts and cyber attacks, responses to which are increasingly dependent on early threat identification. National responses to such threats can require unilateral or cooperative initiatives that include dissuasion, deterrence, active defense, security and stability operations, and peacekeeping. We believe that the U.S. Government will continue to place a high priority on the protection of its engaged forces and citizenry and on minimizing collateral damage when force must be applied in pursuit of national objectives.

The United States' engagement in combating terrorism around the world, coupled with the need to modernize U.S. military forces, has driven DoD funding levels since 2001. In February 2010, the DoD released its Report of the Quadrennial Defense Review ("QDR"), a legislatively-mandated review of military strategy and priorities that shapes defense funding over the ensuing four years. The QDR emphasized four key strategic priorities: prevailing in today's wars, preventing and deterring conflict, preparing to defeat adversaries in a wide range of contingencies, and preserving and enhancing the All-Volunteer Force.

We expect that the nation's engagement in a multi-front, multi-decade struggle will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its capabilities, while facing additional potential major budget cuts beginning in 2013. The base defense budget is expected to decline through 2015, unless Congress and the Administration can reach agreement on an alternative spending plan.

The U.S. Navy recently released its 2013 Force Structure Assessment, which sets forth a comprehensive description of the current requirement for U.S. Navy combatant vessels, including submarines. The report is consistent with the Defense Strategic Guidance issued by the President and Secretary of Defense in 2012. The 2013 Force Structure Assessment includes a baseline force of 306 ships, similar to the quantity of 313 ships that was proposed by the U.S. Navy to Congress in the 2005 Force Structure Assessment and revalidated in 2010. Since 2010, however, several actions have impacted U.S. Navy force structure requirements including: the Defense Strategic Guidance was issued in 2012; operational plans were re-examined; shipbuilding programs were changed; ship employment cycles were modified; and global posture forward was increased. Based on the 2012 Defense Strategic Guidance, the 306-ship combatant force possesses the requisite capability and capacity to deliver credible deterrence, sea control, and power projection to deter or contain conflict and, if called upon, to fight and win our nation's wars. Major elements of the force include:

•	Shifting the procurement of nuclear-powered aircraft carriers to five-year procurement centers, which will result in a steady-state aircraft carrier force of 11 ships throughout the next 30 years;

•	Maintaining the requirement for 11 nuclear powered aircraft carriers;

•	Moving four DDGs to Rota, Spain, enabling a reduction in the quantity of large surface combatants from 94 to 88, while still meeting the same level of forward presence;

•	Reducing the United States Africa Command ("AFRICOM") presence requirement, allowing a reduction in the quantity of Littoral Combat Ships ("LCS") from 55 to 52;

•	Maintaining the requirement for 33 amphibious ships, comprised of 11 LHA/LHDs, 11 LPDs, and 11

•	LSD/LX(R)s;

•	Reducing the quantity of Combat Logistics force ships from 30 to 29 to support a reduced AFRICOM presence requirement, particularly for LCS;

•	Maintaining the requirement for 48 fast attack submarines ("SSN") ;

•	Reducing the quantity of SSGNs from four to zero and equipping SSNs as required with an enhanced strike capability rather than in-kind replacement of SSGNs;

•	Maintaining the requirement for 12 SSBNs; and

•
Changing the mission of Maritime Prepositioning Squadron T-AKE ships and Mobile Landing Platform ("MLP") logistics ships to have them perform day to day operations, rather than being available only for surge, which increased the overall requirement for these platforms from zero to six, with two of the six MLP ships modified to serve as Afloat Forward Staging Base ships.

It is anticipated that the U.S. Navy will submit a shipbuilding plan to Congress, concurrent with the Fiscal Year 2014 President's Budget Request, that will provide additional details regarding the force structure of 306 ships.

The shipbuilding defense industry, as characterized by its competitors, customers, suppliers, potential entrants and substitutes, is unique in many ways. It is highly capital and skilled labor intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by a supplier base that has trended toward exclusive providers. Smaller shipyards, however, have entered the market to build the U.S. Navy's new LCS. The U.S. Navy must compete with other national priorities, including other defense activities and entitlement programs, for a share of federal budget funding.

The DoD announced various initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. The most recent initiatives are organized into five major areas: Affordability and Cost Growth; Productivity and Innovation; Competition; Services Acquisition; and Processes and Bureaucracy. These initiatives are relatively new, and the specific impacts on our industry will be understood better as the DoD implements them further. See Risks Related to Our Business in Item 1A.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Annual Report on Form 10-K is included in the Glossary of Programs.

CONTRACTS

We generate the majority of our revenues from long-term government contracts for design, production and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs, including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the FAR and CAS regulations as allowable and allocable costs. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense and advertising costs.

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, the DCAA routinely audits the costs we incur that are allocated to contracts with the U.S. Government.

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 98%, 99% and 99% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 2%, 1% and 1% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively, were generated from firm fixed-price arrangements. Substantially all of our revenues during these periods were derived from the U.S. Government.

Contract Fees - Negotiated contract fee structures for both flexibly-priced and firm fixed-price contracts include: fixed fee amounts, cost sharing arrangements to reward or penalize contractors for under or over cost target performance, respectively, positive award fees and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, percentage-of-completion of the contract, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Award Fees - Certain contracts contain award fees based on performance criteria such as cost, schedule, quality and technical performance. Award fees are determined and earned based on an evaluation by the customer of our performance against such negotiated criteria. Fees that we are reasonably assured of collecting and that can be reasonably estimated are recorded over the performance period of the contract.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates by management in its application. The development and selection of these critical accounting policies have been determined by our management. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. We consider the policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting and goodwill;

•	Litigation, commitments and contingencies;

•	Retirement related plans; and

•	Workers' compensation.

Revenue Recognition

Overview - We derive the majority of our revenues from long-term contracts for the production of goods and services provided to the federal government, which are accounted for in conformity with GAAP for construction-type and production-type contracts and federal government contractors. We classify contract revenues as product sales or service revenues depending on the predominant attributes of the relevant underlying contracts. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting method for a particular contract.

Percentage-of-Completion Accounting - We generally recognize revenues from our long-term contracts under the cost-to-cost measure of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. For most contracts, we calculate sales based on the percentage of costs incurred in relation to total Estimated Costs at Completion of the Contract ("EAC"). For certain contracts with large up-front purchases of material, sales are calculated based on the percentage that direct labor costs incurred bear to total estimated direct labor costs at completion. For certain contracts that provide for deliveries of a substantial number of similar units, sales are accounted for using units of delivery as the basis to measure progress toward completion.

The use of the percentage-of-completion method depends on our ability to make reasonably dependable cost estimates for the design, manufacture, and delivery of our products and services. Such costs are typically incurred over a period of several years, and estimation of these costs requires the use of judgment. We record sales under cost-type contracts as costs are incurred.

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. These incentives take the form of potential additional fees to be earned or penalties to be incurred. Incentives and award fees that we are reasonably assured of collecting and can be reasonably estimated are recorded over the performance period of the contract. Incentives and award fees that we are not reasonably assured of collecting or cannot be reasonably estimated are recorded when awarded or at such time as a reasonable estimate can be made.

At the start of each contract, we estimate an initial profit-booking rate that considers risks related to technical requirements and feasibility, schedule and contract costs. Management then performs periodic reviews of our contracts in order to evaluate technical matters, schedule and contract costs. During the life of a contract, the profit-booking rate may increase as we are able to retire risks in connection with technical matters, schedule and contract costs. Conversely, if we are not able to retire these risks, our EAC may increase, resulting in a lower profit-booking rate.

Changes in estimates of contract sales, costs and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes in future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts in a period could have a material effect on our consolidated financial position or results of operations for that period.

For the years ended December 31, 2012, 2011 and 2010, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Year Ended December 31
($ in millions)	2012	2011	2010
Gross favorable adjustments	$194	$188	$121
Gross unfavorable adjustments	(132)	(134)	(200)
Net adjustments	$62	$54	$(79)

For the year ended December 31, 2012, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA, as well as the receipt of $7 million in resolution of a contract dispute with a private party. During the same period, unfavorable cumulative catch-up adjustments were primarily related to higher than expected costs to complete LPD-24 Arlington, as well as increased workers' compensation expense driven by discount rates.

For the year ended December 31, 2011, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program and LPD-23 Anchorage. Unfavorable cumulative catch-up adjustments in 2011 were primarily related to lower performance on LPD-22 USS San Diego and LPD-24 Arlington.

For the year ended December 31, 2010, favorable cumulative catch-up adjustments were primarily driven by risk retirement on the SSN-774 Virginia-class submarine program and our Aircraft Carrier programs. During the same period, unfavorable cumulative catch-up adjustments were primarily due to higher expected costs to complete LPD-23 Anchorage and LPD-25 Somerset resulting from the decision to cease military shipbuilding at Avondale and lower performance on LPD-22 USS San Diego and LPD-24 Arlington, as well as increased costs to complete LHD-8 USS Makin Island.

Cost Estimation - The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of our engineers, program managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. A significant change in an estimate on one or more contracts in a period could have a material effect on our consolidated financial position or results of operations for that period, and, where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. We update our contract cost estimates at least annually and more frequently as determined by events or circumstances. We review and assess our cost and revenue estimates for each significant contract on a quarterly basis.

We record a provision for the entire loss on a contract in the period the loss is determined when estimates of total costs to be incurred on the contract exceed estimates of total revenues to be earned. We offset loss provisions first against costs that are included in unbilled accounts receivable or inventoried costs, with any remaining amount reflected in other current liabilities.

Other Considerations - Defined benefit pension and other postretirement plan ("retirement related benefit plans") benefit costs are allocated to our contracts as allowed costs based upon CAS. The CAS requirements for retirement related benefit plans costs differ from the Financial Accounting Standards ("FAS") requirements. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense recoverable under our expected future contract activity, and therefore did not defer any FAS expense for retirement related benefit plans. This resulted in a FAS expense in excess of CAS expense of $80 million, $23 million, and $56 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase Accounting and Goodwill
Overview - Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill at both December 31, 2012 and 2011, was $881 million.

Tests for Impairment - We perform impairment tests for goodwill as of November 30 of each year, or when evidence of potential impairment exists. When testing goodwill, we first compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is determined to be less than the carrying value, we perform a second step to estimate the fair value of goodwill, based in part on the fair value of the underlying operations. We record a charge to operations when we determine that the recorded amount of goodwill exceeds its fair value during this second step.

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
November 30, 2012 Impairment Test - We performed our annual goodwill impairment testing as of November 30, 2012, and determined that the estimated fair value of each of our reporting units significantly exceeded its corresponding carrying value.

Litigation, Commitments and Contingencies

Overview - We are subject to a range of claims, lawsuits, environmental and income tax matters, and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and our internal and external legal counsel. In accordance with our practices relating to accounting for contingencies, we record amounts as charges to earnings when we determine, after taking into consideration the facts and circumstances of each matter, including any settlement offers, that it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known.

Environmental Accruals - We are subject to the environmental laws and regulations of the jurisdictions in which we conduct operations. We record a liability for the costs of expected environmental remediation obligations when we determine that it is probable we will incur such costs and the amount of the liability can be reasonably estimated. When a range of costs is possible and no amount within that range is a better estimate than another, we record the minimum amount of the range.

Factors that could result in changes to the assessment of probability, range of estimated costs and environmental accruals include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, results of efforts to involve other legally responsible parties, financial insolvency of other responsible parties, changes in laws and regulations or contractual obligations affecting remediation requirements and improvements in remediation technology. Although we cannot predict whether new information gained as remediation projects progress will materially affect the accrued liability, we do not believe that future remediation expenditures will have a material effect on our financial position, results of operations or cash flows.

Asset Retirement Obligations - We record all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. Recorded amounts as of both December 31, 2012 and 2011, were $25 million, and consist primarily of obligations associated with the wind down of shipbuilding operations at our Avondale facility. See Note 2: Summary of Significant Accounting Policies in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2012, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of these facilities may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and these obligations have, therefore, not been included in our consolidated financial statements.

Litigation Accruals - Litigation accruals are recorded as charges to earnings when management has determined, after taking into consideration the facts and circumstances of each matter, including any settlement offers, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure may vary from earlier estimates as further facts and circumstances become known. Based upon the information available, we believe that the resolution of any of these various claims and legal proceedings will not have a material effect on our consolidated financial position, results of operations or cash flows.

Uncertain Tax Positions - Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. We recognize the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense. We also recognize accrued interest related to uncertain tax positions in income tax expense. The timing and amount of accrued interest is determined by the applicable tax law associated with an underpayment of income taxes. See Note 11: Income Taxes in Item 8. Under existing GAAP, changes in accruals associated with uncertain tax positions are recorded in earnings in the period they are determined.

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

The cash funding requirements for our qualified pension plans are determined under the Employee Retirement Income Security Act of 1974 ("ERISA"), which is primarily based on the year's expected service cost and amortization of other previously unfunded liabilities. Effective January 1, 2011, we were subject to the funding requirements under the Pension Protection Act of 2006 ("PPA"), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year. PPA also introduced a variety of benefit restrictions that apply if a plan falls below different funded percentages, as defined by the Internal Revenue Code. Among various items, we consider both the minimum funding requirements and the funded status of each plan from the perspective of potential benefit restrictions in developing our contribution schedule in a given year.

During 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") was enacted. Included in MAP-21 are provisions for potential relief to plan sponsors in the form of higher interest rate assumptions that are used to determine minimum funding requirements. The relief derived from these provisions will be phased out to lower levels over the next few years. We consider the effects of legislation such as MAP-21 in the context of current year and future projected funded status levels in deciding on the level of contributions to make to our plans each year.

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

Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense is not necessarily indicative of the funding requirements under PPA or the amounts we recover from the U.S. Government under CAS.

When PPA was enacted, it was anticipated that the amounts required to be funded would exceed government contractors' recovery of those costs under CAS. To remedy this cash flow problem, on December 27, 2011, the U.S. Cost Accounting Standards Board issued its final CAS Harmonization Rule (the "Harmonization Rule"). The Harmonization Rule is intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The Harmonization Rule became effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Under the Harmonization Rule, only contracts entered into before the effective date qualify for an equitable adjustment. Price proposals for CAS covered contracts awarded on or after the effective date of February 27, 2012, reflect the effects of the rule. The Harmonization Rule will affect pension costs on contracts, with initial effects beginning in 2013. We expect that it will result in increased pension costs allocable to our contracts, with greater impacts beginning to phase in during 2014.

Assumptions - We account for our retirement related benefit plans on the accrual basis under FAS. The measurements of obligations, costs, assets and liabilities require significant judgment. The key assumptions in these measurements are the interest rate used to discount future benefit payments and the expected long-term rate of return on plan assets.

Discount Rate - The assumed discount rate under FAS is used to determine the current retirement related benefit plan expense and obligations, and represents the hypothetical rate at which the plans' benefit obligations could be effectively settled. The discount rate assumption is determined for each plan by constructing a portfolio of high quality bonds with cash flows that match the estimated outflows for future benefit payments to determine a single equivalent discount rate. Benefit payments are not only contingent on the terms of a plan, but also on the underlying participant demographics, including current age and assumed mortality. We use only bonds that are denominated in U.S. Dollars, are rated Aa or better by at least half of the available ratings provided by up to four nationally recognized statistical rating agencies, have a minimum outstanding issue of $50 million as of the measurement date, and are not callable, convertible, or index linked. Since bond yields are generally unavailable beyond 30 years, we assume those rates will remain constant beyond that point.

Taking into consideration the factors noted above, our weighted average discount rate for pensions was 4.24% and 5.23% as of December 31, 2012 and 2011, respectively. Our weighted average discount rate for other postretirement benefits was 4.04% and 4.94% as of December 31, 2012 and 2011, respectively.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, and is based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. While studies are helpful in understanding current trends and performance, the assumption is based more on longer term and prospective views to avoid short-term market influences. In order to reflect expected lower future market returns, we have reduced the expected long-term rate of return assumption from 8.00%, used to record 2012 expense, to 7.50% for 2013. The decrease in the expected return on assets assumption is primarily related to lower asset class returns for long bonds and to a lesser extent for equities. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences from actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants, which is approximately 10 years. In 2012, the actual return on assets was approximately 12%, which was higher than the expected return assumption of 8.00%. For the year ended December 31, 2012, the weighted average discount rates for our pension and other postretirement benefit plans decreased by 99 and 90 basis points, respectively. These differences in asset returns and discount rates resulted in a combined net actuarial loss of approximately $699 million.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pensions:

($ in millions)	Increase (Decrease) in 2013 Expense	Increase (Decrease) in December 31, 2012 Obligations
25 basis point decrease in discount rate	$20	$199
25 basis point increase in discount rate	(20)	(188)
25 basis point decrease in expected return on assets	10
25 basis point increase in expected return on assets	(10)

CAS Expense - In addition to providing the methodology for calculating retirement related benefit plan costs, CAS also prescribes the method for assigning those costs to specific periods. While the ultimate liability for such costs under FAS and CAS is similar, the pattern of cost recognition is different. The key drivers of CAS pension expense include the funded status and the method used to calculate CAS reimbursement for each of our plans as well as our expected long-term rate of return on assets assumption. Unlike FAS, CAS requires the discount rate to be consistent with the expected long-term rate of return on assets assumption, which changes infrequently given its long-term nature. As a result, changes in bond or other interest rates generally do not impact CAS. In addition, unlike under FAS, we can only allocate pension costs for a plan under CAS until such plan is fully funded as determined under ERISA requirements.

Other FAS and CAS Considerations - A key driver of the difference between FAS and CAS expense (and consequently the FAS/CAS Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 10 years. Under CAS, net gains and losses are amortized over a 15-year period without regard to a corridor approach. Under the Harmonization Rule, the amortization period for CAS will change to 10 years for gains and losses experienced beginning in 2013. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS actual asset gains and losses are systematically spread over five years, subject to certain limitations. For FAS, we do not use this spreading method, and instead use fair value in determining our FAS costs. Accordingly, FAS expense generally reflects recent gains and losses faster than CAS.

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

The FAS/CAS Adjustment in 2012 was a net expense of $80 million as compared to a net expense of $23 million in 2011. The unfavorable change was driven by an increase in our FAS expense, due primarily to a reduction in the discount rate assumption. The FAS/CAS Adjustment in 2011 was a net expense of $23 million as compared to a net expense of $56 million in 2010. The favorable change was driven by a decrease in our FAS expense, due primarily to favorable asset returns in 2010, coupled with offsetting higher CAS costs, primarily due to demographics.

Retirement Plan Assets - Retirement plan assets are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued based on market transactions for comparable securities and various relationships between securities that are generally recognized by institutional traders. Investments in hedge funds and real estate investments are generally valued at their Net Asset Values ("NAV") or equivalent.

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

Accumulated Other Comprehensive Income - We record in accumulated other comprehensive income unrecognized gains and losses, as well as unrecognized prior service costs and credits, arising from our retirement related plans. As disclosed in Note 16: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized losses as of December 31, 2012 and 2011 were $1,980 million and $1,359 million, respectively. These net deferred losses primarily originated from changes in the discount rate, differences between estimated and expected asset returns, and changes in demographic experience. The increase in these deferred losses in 2012 was primarily driven by a decrease in the discount rates for $828 million, partially offset by 2012 actual asset returns being $129 million higher than expected and $90 million of amortization of previously recognized losses.

Net pre-tax unrecognized prior service costs as of December 31, 2012 and 2011 were $48 million and $64 million, respectively. These net deferred costs primarily originated from plan amendments, including those resulting from collective bargaining agreements. The decrease in unrecognized prior service costs and credits in 2012 resulted from a favorable $11 million plan amendment and $5 million of amortization of previously accumulated prior service costs.

The amortization period for qualifying unrecognized prior service costs and credits and unrecognized gains/losses is the estimated remaining service lives of our employees, which is approximately 10 years.

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans, in addition to participating in federally administered second injury workers' compensation funds. We estimate the required liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. During the year ended December 31, 2012, we recorded $34 million in workers' compensation expense due to a lower discount rate of 1.59%. Our workers' compensation liability was discounted at 1.59% and 3.05% as of December 31, 2012 and 2011, respectively, based on future payment streams and a risk-free rate. The workers' compensation benefit obligation on an undiscounted basis was $719 million and $739 million as of December 31, 2012 and 2011, respectively.

Accounting Standards Updates

There have been no new accounting pronouncements not yet effective nor made effective during the year ended December 31, 2012, that are of significance to our consolidated financial statements in Item 8.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Year Ended December 31			2012 over 2011		2011 over 2010
($ in millions)	2012	2011	2010	Dollars	Percent	Dollars	Percent
Sales and service revenues	$6,708	$6,575	$6,723	$133	2%	$(148)	(2)%
Cost of product sales and service revenues	5,629	5,571	5,831	58	1%	(260)	(4)%
Income (loss) from operating investments, net	18	20	19	(2)	(10)%	1	5%
General and administrative expenses	739	634	670	105	17%	(36)	(5)%
Goodwill impairment	—	290	—	(290)	(100)%	290	—
Operating income (loss)	358	100	241	258	258%	(141)	(59)%
Interest expense	117	104	40	13	13%	64	160%
Other expense	—	—	2	—	—	(2)	(100)%
Federal and foreign income taxes	95	96	68	(1)	(1)%	28	41%
Net earnings (loss)	$146	$(100)	$131	$246	246%	$(231)	(176)%

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

Sales and Service Revenues

Sales and service revenues consist of the following:

	Year Ended December 31			2012 over 2011		2011 over 2010
($ in millions)	2012	2011	2010	Dollars	Percent	Dollars	Percent
Product sales	$5,755	$5,676	$5,798	$79	1%	$(122)	(2)%
Service revenues	953	899	925	54	6%	(26)	(3)%
Sales and service revenues	$6,708	$6,575	$6,723	$133	2%	$(148)	(2)%

2012 - Product sales in 2012 increased $79 million, or 1%, from 2011. Product sales at our Ingalls segment decreased by $10 million in 2012, as a result of lower sales volumes in Amphibious Assault Ships, partially offset by higher sales volumes in Surface Combatants and the Legend-class NSC program. Newport News product sales increased by $89 million in 2012, due to higher sales volumes in Aircraft Carrier programs partially offset by lower sales volumes in Submarine programs.

Service revenues in 2012 increased $54 million, or 6%, from 2011. Service revenues at our Ingalls segment decreased by $31 million in 2012, primarily as a result of lower volumes in Surface Combatant support services. Service revenues at our Newport News segment increased by $85 million in 2012, due to the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise Extended Drydocking Selected Restricted Availability ("EDSRA"), and higher volumes in Energy services, Aircraft Carrier and Submarine related engineering services, and Fleet Support services.

2011 - Product sales in 2011 decreased $122 million, or 2%, from 2010. Product sales at our Ingalls segment decreased by $183 million, primarily as a result of lower revenues in Surface Combatants, partially offset by higher revenues in Amphibious Assault Ship programs and the Legend-class NSC program. Newport News product sales increased by $61 million in 2011, due to higher sales volumes in Aircraft Carrier and Submarine construction programs, partially offset by lower sales volumes in our RCOH program.

Service revenues in 2011 decreased $26 million, or 3%, from 2010. Service revenues at our Ingalls segment increased by $44 million in 2011, primarily as a result of higher volumes in our Fleet Support services. Service revenues at our Newport News segment decreased by $70 million in 2011, primarily due to lower volumes in Aircraft Carrier related engineering and Fleet Support services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2012 over 2011		2011 over 2010
($ in millions)	2012	2011	2010	Dollars	Percent	Dollars	Percent
Cost of product sales	$4,827	$4,794	$5,042	$33	1%	$(248)	(5)%
% of product sales	83.9%	84.5%	87.0%	—		—
Cost of service revenues	802	777	789	25	3%	(12)	(2)%
% of service revenues	84.2%	86.4%	85.3%	—		—
Income (loss) from operating investments, net	18	20	19	(2)	(10)%	1	5%
General and administrative expenses	739	634	670	105	17%	(36)	(5)%
% of total sales and service revenues	11.0%	9.6%	10.0%	—		—
Goodwill impairment	—	290	—	(290)	(100)%	290	—
Cost of sales and service revenues	$6,350	$6,475	$6,482	$(125)	(2)%	$(7)	—%

Cost of Product Sales

2012 - Cost of product sales in 2012 increased $33 million, or 1%, as compared to 2011. Cost of product sales at our Ingalls segment decreased $26 million in 2012, primarily as a result of the lower sales volumes described above, improved performance on the LPD-17 San Antonio-class program, as well as receipt of $7 million in resolution of a contract dispute with a private party, partially offset by increased workers' compensation expense. Cost of product sales at our Newport News segment increased $59 million in 2012, primarily due to the higher sales volumes described above and increased workers' compensation expense. Cost of product sales as a percentage of product sales declined from 84.5% in 2011 to 83.9% in 2012, primarily due to improved overall performance at our Ingalls segment.

2011 - Cost of product sales in 2011 decreased $248 million, or 5%, as compared to 2010. Cost of product sales at our Ingalls segment decreased $309 million as a result of the lower sales volumes described above and a pre-tax charge of $113 million recognized in 2010 resulting from our decision to wind down military shipbuilding at our Avondale facility in 2013 (See Note 4: Avondale in Item 8). Cost of product sales at our Newport News segment increased $61 million primarily due to higher sales volumes on lower margin programs, partially offset by risk retirement on the SSN-774 Virginia-class submarine program. Cost of product sales as a percentage of product sales declined from 87.0% in 2010 to 84.5% in 2011 primarily due to the non-recurring $113 million pre-tax charge recognized in 2010 for the wind down of military shipbuilding at our Avondale facility.

Cost of Service Revenues

2012 - Cost of service revenues in 2012 increased $25 million, or 3%, as compared to 2011. Cost of service revenues at our Ingalls segment decreased $24 million in 2012, as a result of the lower volumes described above. Cost of service revenues at our Newport News segment increased $49 million in 2012, as a result of the higher volumes described above. Cost of service revenues as a percentage of service revenues declined from 86.4% in 2011 to 84.2% in 2012, primarily due to the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA, as well as year-to-year variances in contract mix.

2011 - Cost of service revenues in 2011 decreased $12 million, or approximately 2%, from 2010. Cost of service revenues at our Ingalls segment increased $40 million due to higher sales volumes in Fleet Support services. Cost of service revenues at our Newport News segment decreased $52 million as a result of lower sales volumes in Aircraft Carrier related engineering and Fleet Support services. The modest increase in cost of service revenues as a percentage of service revenues from 85.3% in 2010 to 86.4% in 2011 was the result of normal year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

2012 - Income from operating investments, net decreased $2 million, or 10%, to $18 million in 2012 from $20 million in 2011. The decrease was primarily driven by reduced work in 2012 funded by the American Reinvestment and Recovery Act at our Savannah River Nuclear Solutions, LLC investment.

2011 - Income from operating investments, net increased by $1 million, or 5%, to $20 million in 2011 from $19 million in 2010. The components of income from operating investments, net were consistent in 2011 and 2010.

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

2012 - General and administrative expenses in 2012 increased $105 million, or 17%, from 2011. This increase was primarily the result of increases in the FAS/CAS Adjustment and deferred state income tax expenses.

2011 - General and administrative expenses in 2011 decreased $36 million, or 5%, from 2010. This decrease was due principally to a lower FAS/CAS Adjustment.

Goodwill Impairment

As discussed above in Critical Accounting Policies, Estimates and Judgments, we perform impairment tests for goodwill as of November 30 each year, or when evidence of potential impairment exists. We record a charge to operations when we determine that an impairment has occurred.

2012 - We did not record any goodwill impairment charge during 2012.
2011 - We recorded a net goodwill impairment charge in 2011 of $290 million in our Ingalls segment. See Note 9: Goodwill and Other Purchased Intangible Assets in Item 8. We did not record any goodwill impairment charge during 2010.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income." Segment operating income is defined as operating income before the FAS/CAS Adjustment and deferred state income taxes, neither of which affects segment performance. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under GAAP and may not be defined and calculated by other companies in the same manner.

The following table reconciles segment operating income to total operating income:

	Year Ended December 31			2012 over 2011		2011 over 2010
($ in millions)	2012	2011	2010	Dollars	Percent	Dollars	Percent
Segment operating income (loss)	$457	$122	$294	$335	275%	$(172)	(59)%
FAS/CAS Adjustment	(80)	(23)	(56)	(57)	(248)%	33	59%
Deferred state income taxes	(19)	1	3	(20)	(2,000)%	(2)	(67)%
Total operating income (loss)	$358	$100	$241	$258	258%	$(141)	(59)%

Segment Operating Income

2012 - Segment operating income in 2012 was $457 million as compared to $122 million in 2011. The increase was primarily the result of the absence in 2012 of the goodwill impairment charge recorded in 2011, improved overall performance at our Ingalls segment, and the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA, partially offset by increased workers' compensation expense.

2011 - Segment operating income in 2011 was $122 million as compared to $294 million in 2010. The decrease was primarily the result of the 2011 goodwill impairment charge described above, partially offset by the $113 million pre-tax charge recognized in 2010 resulting from our decision to wind down military shipbuilding at our Avondale facility.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Year Ended December 31			2012 over 2011		2011 over 2010
($ in millions)	2012	2011	2010	Dollars	Percent	Dollars	Percent
FAS expense	$(228)	$(167)	$(187)	$(61)	(37)%	$20	11%
CAS expense	148	144	131	4	3%	13	10%
FAS/CAS Adjustment	$(80)	$(23)	$(56)	$(57)	(248)%	$33	59%

2012 - The FAS/CAS Adjustment in 2012 was a net expense of $80 million as compared to a net expense of $23 million in 2011. The unfavorable change was driven by an increase in our FAS expense, due primarily to a reduction in the discount rate assumption.

2011 - The FAS/CAS Adjustment in 2011 was a net expense of $23 million as compared to a net expense of $56 million in 2010. The favorable change was driven by a decrease in our FAS expense, due primarily to favorable asset returns in 2010, coupled with offsetting higher CAS costs, primarily due to demographics.

We expect the FAS/CAS Adjustment in 2013 to be a net expense of approximately $70 million to $100 million. The expected FAS/CAS Adjustment is subject to update during 2013, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with final 2012 asset returns and census data and possibly for any potential changes to our plans that might be subject to collective bargaining during 2013.

Deferred State Income Taxes

Deferred state income taxes reflect the changes in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

2012 - The deferred state income taxes expense in 2012 was $19 million, compared to a benefit of $1 million in 2011. The increase was primarily due to the timing of contract related income, spin-off related adjustments, and pension related deductions.

2011 - The benefit provided by deferred state income taxes in 2011 was $1 million, compared to a benefit of $3 million in 2010. The decrease was primarily due to the timing of contract related income and deductions.

Interest Expense

2012 - Interest expense in 2012 was $117 million, compared to $104 million in 2011. The increase was primarily due to a full year of interest in 2012 on our senior notes and indebtedness under the Credit Facility, partially offset by the elimination of intercompany indebtedness to Northrop Grumman in connection with the spin-off.

2011 - Interest expense in 2011 was $104 million, compared to $40 million in 2010. The increase was primarily due to interest expense on our senior notes and our Credit Facility established in connection with the spin-off. These increases were partially offset by the elimination of intercompany indebtedness to Northrop Grumman as of March 30, 2011.

Other, Net

2012 - There were no significant transactions recorded in Other, net during 2012.

2011 - There were no significant transactions recorded in Other, net during 2011 compared to the $2 million net expense recorded in 2010.

Federal Income Taxes

2012 - Our effective tax rate on earnings from continuing operations was 39.4% in 2012, compared to 33.6% in 2011, excluding the 2011 non-cash goodwill impairment charge of $290 million, which is non-deductible for income tax purposes. The increase in our effective tax rate for 2012 compared to 2011 was primarily the result of $8 million in non-cash tax adjustments arising under our Tax Matters Agreement with Northrop Grumman, which requires indemnification between us and Northrop Grumman for aggregate tax adjustments exceeding a certain threshold for periods prior to the spin-off. See Note 11: Income Taxes in Item 8. Our effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures, the research and development tax credit and the domestic manufacturing deduction. Our effective tax rate for 2012 does not reflect the income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act, which was signed into law on January 2, 2013, retroactively extends the research and development tax credit through the end of 2013. Due to the timing of enactment, the impact on our effective tax rate will be reflected in 2013.

2011 - Our effective tax rate on earnings from continuing operations was 33.6% (excluding the goodwill impairment charge) in 2011, compared to 34.2% in 2010. The effective tax rate for 2011 was lower than 2010 due to higher domestic manufacturing deductions, research and development credits, and the non-cash tax adjustments in 2011 related to our Tax Matters Agreement with Northrop Grumman. See Note 11: Income Taxes in Item 8.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Year Ended December 31			2012 over 2011		2011 over 2010
($ in millions)	2012	2011	2010	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,840	$2,885	$3,027	$(45)	(2)%	$(142)	(5)%
Newport News	3,940	3,766	3,775	174	5%	(9)	—%
Intersegment eliminations	(72)	(76)	(79)	4	5%	3	4%
Total sales and service revenues	$6,708	$6,575	$6,723	$133	2%	$(148)	(2)%
Operating Income (Loss)
Ingalls	$97	$(220)	$(61)	$317	144%	$(159)	(261)%
Newport News	360	342	355	18	5%	(13)	(4)%
Total Segment Operating Income (Loss)	457	122	294	335	275%	(172)	(59)%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(80)	(23)	(56)	(57)	(248)%	33	59%
Deferred state income taxes	(19)	1	3	(20)	(2,000)%	(2)	(67)%
Total operating income (loss)	$358	$100	$241	$258	258%	$(141)	(59)%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including the FAS/CAS Adjustment and deferred state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to EAC that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Ingalls

	Year Ended December 31			2012 over 2011		2011 over 2010
($ in millions)	2012	2011	2010	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,840	$2,885	$3,027	$(45)	(2)%	$(142)	(5)%
Segment operating income (loss)	97	(220)	(61)	317	144%	(159)	(261)%
As a percentage of segment sales	3.4%	(7.6)%	(2.0)%	—		—

Sales and Service Revenues

2012 - Ingalls revenues, including intersegment sales, decreased $45 million, or 2%, in 2012 compared to 2011, as a result of lower sales volumes in Amphibious Assault Ships, partially offset by higher sales volumes in the Legend-class NSC program. The decrease in Amphibious Assault Ships revenues was due to lower sales following the deliveries of LPD-23 Anchorage and LPD-24 Arlington in 2012 and following the delivery of LPD-22 USS San Diego in 2011, partially offset by higher sales volume on LHA-7 Tripoli, LPD-27 (unnamed), LPD-26 John P. Murtha and LPD-25 Somerset. The increase in revenues on the Legend-class NSC program was the result of higher sales volume on the construction of NSC-4 Hamilton and NSC-5 Joshua James and the advance procurement contract on NSC-6 (unnamed), partially offset by lower sales resulting from the delivery of NSC-3 USCGC Stratton in 2011. Surface Combatants revenues remained stable as higher sales on the DDG-51 Arleigh Burke-class destroyer construction program, driven by higher sales on DDG-114 Ralph Johnson partially offset by lower sales on DDG-110 USS William P. Lawrence delivered in 2011, as well as higher sales on the DDG-1000 Zumwalt-class destroyer program were offset by lower revenues in Surface Combatants support services.

2011 - Ingalls revenues decreased $142 million, or 5%, in 2011 compared to 2010. The decrease was primarily driven by lower revenues in Surface Combatants, partially offset by higher revenues in Amphibious Assault Ships programs and the Legend-class NSC program. The decrease in Surface Combatants revenues was primarily due to lower revenues on the DDG-51 Arleigh Burke-class destroyer construction program following the delivery of DDG-110 USS William P. Lawrence in the first quarter of 2011 and DDG-107 USS Gravely in the third quarter of 2010, partially offset by higher revenues on DDG-113 John Finn in 2011. The increase in Amphibious Assault Ships revenues was due to higher revenues on LPD-26 John P. Murtha and the LHA-6 America-class program, partially offset by lower revenues on LPD-22 USS San Diego and LPD-24 Arlington. The increased revenue on the Legend-class NSC program was primarily due to higher revenues on NSC-4 Hamilton, for which the contract was awarded in the fourth quarter of 2010, partially offset by lower revenues on NSC-3 USCGC Stratton, which was delivered in the third quarter of 2011.

Segment Operating Income

2012 - Ingalls operating income in 2012 was $97 million, compared to a loss of $220 million in 2011. The increase was primarily due to the absence in 2012 of the goodwill impairment charge recorded in 2011, improved overall performance, and the receipt of $7 million in resolution of a contract dispute with a private party, partially offset by increased workers' compensation expense.

2011 - Ingalls operating loss in 2011 was $220 million, compared to a loss of $61 million in 2010. The higher loss was primarily the result of the 2011 goodwill impairment charge previously described, partially offset by the $113 million pre-tax charge in 2010 resulting from our decision to wind down military shipbuilding at our Avondale facility.

Newport News

	Year Ended December 31			2012 over 2011		2011 over 2010
($ in millions)	2012	2011	2010	Dollars	Percent	Dollars	Percent
Sales and service revenues	$3,940	$3,766	$3,775	$174	5%	$(9)	—%
Segment operating income (loss)	360	342	355	18	5%	(13)	(4)%
As a percentage of segment sales	9.1%	9.1%	9.4%	—		—

Sales and Service Revenues

2012 - Newport News revenues, including intersegment sales, increased $174 million, or 5%, in 2012 compared to 2011, primarily driven by higher sales volumes in Aircraft Carrier programs, Energy and Fleet Support services, partially offset by lower sales volumes in Submarine programs. The increase in Aircraft Carriers was primarily due to higher revenues on the construction contract for CVN-78 Gerald R. Ford, the advance construction contract for CVN-79 John F. Kennedy, the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH, and the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA, partially offset by lower revenues on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and an engineering contract for CVN-78 Gerald R. Ford. Energy services revenues were higher due to maintenance services at the Kesselring site. Fleet support revenues increased due primarily to increased maintenance work on in-service Aircraft Carriers. The decrease in Submarine program revenues was the result of lower sales volumes on the SSN-774 Virginia-class submarine construction program due to the timing of procurement of production materials.

2011 - Newport News revenues remained stable at $3,766 million in 2011 compared to $3,775 million in 2010. Lower revenues in Aircraft Carriers and Fleet Support were offset by higher revenues in Submarines. The decrease in Aircraft Carriers revenues was primarily due to lower revenues on the CVN-71 USS Theodore Roosevelt RCOH, the CVN-65 USS Enterprise EDSRA, and the Post Shakedown Availability ("PSA") for CVN-77 USS George H.W. Bush. These decreases in Aircraft Carriers revenues were partially offset by higher revenues on CVN-78 Gerald R. Ford, the advance construction contract for CVN-79 John F. Kennedy, and the advance planning contract for CVN-72 USS Abraham Lincoln RCOH. The decrease in Fleet Support revenues was primarily driven by lower activity in the San Diego fleet maintenance market. The increase in Submarines revenues was primarily due to higher revenues on the construction of SSN-774 Virginia-class submarines.

Segment Operating Income

2012 - Newport News operating income in 2012 was $360 million, compared to income of $342 million in 2011. The increase was due primarily to the increased sales volumes described above, favorable performance on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, and the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA, partially offset by higher workers' compensation expense.

2011 - Newport News operating income in 2011 was $342 million compared to income of $355 million in 2010. The decrease was primarily due to higher revenues on lower margin programs and risk retirement on CVN-70 USS Carl Vinson and CVN-77 USS George H.W. Bush that occurred in 2010, partially offset by risk retirement on the SSN-774 Virginia-class submarine program in 2011.

BACKLOG

Total backlog at December 31, 2012, was approximately $16 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$7,120	$95	$7,215	$5,454	$242	$5,696
Newport News	5,637	2,654	8,291	5,387	5,185	10,572
Total backlog	$12,757	$2,749	$15,506	$10,841	$5,427	$16,268

Approximately 31% of the $16 billion total backlog at December 31, 2012, is expected to be converted into sales in 2013. U.S. Government orders comprised substantially all of the backlog as of December 31, 2012, and December 31, 2011.

Awards

2012 - The value of new contract awards during the year ended December 31, 2012, was approximately $6.0 billion. Significant new awards in 2012 included contracts for the detail design and construction of LHA-7 Tripoli, detail design and construction of LPD-27 (unnamed), planning efforts for the CVN-72 USS Abraham Lincoln RCOH, and continued long-lead time procurement and construction preparation for CVN-79 John F. Kennedy.

2011 - The value of new contract awards during the year ended December 31, 2011 was approximately $5.6 billion. Significant new awards in 2011 included contracts for the construction of LPD-26 John P. Murtha, DDG-113 John Finn and DDG-114 Ralph Johnson, continued engineering and construction of CVN-78 Gerald R. Ford, advance construction of CVN-79 John F. Kennedy, construction of NSC-5 Joshua James, advance planning efforts for the CVN-72 USS Abraham Lincoln RCOH, and continued execution of the CVN-71 USS Theodore Roosevelt RCOH.

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

The table below summarizes key components of cash flow provided by operating activities:

	Year Ended December 31			2012 over 2011		2011 over 2010
($ in millions)	2012	2011	2010	Dollars	Percent	Dollars	Percent
Net earnings (loss)	$146	$(100)	$131	$246	246%	$(231)	(176)%
Goodwill impairment	—	290	—	(290)	(1)	290	—
Deferred income taxes	79	23	(21)	56	243%	44	210%
Depreciation and amortization	193	190	183	3	2%	7	4%
Stock-based compensation	41	42	—	(1)	(2)%	42	—%
Retiree benefit funding less than (in excess of) expense	(43)	132	39	(175)	(133)%	93	238%
Trade working capital decrease (increase)	(84)	(49)	27	(35)	(71)%	(76)	(281)%
Net cash provided by (used in) operating activities	$332	$528	$359	$(196)	(37)%	$169	47%

Cash Flows

We discuss below our major operating, investing and financing activities for each of the three years in the period ended December 31, 2012, as classified on our consolidated statements of cash flows.

Operating Activities

2012 - Cash provided by operating activities was $332 million in 2012, compared to $528 million in 2011. The decrease of $196 million was due primarily to increases in retirement benefit funding and trade working capital, offset by a decrease in deferred income taxes. The change in trade working capital was driven primarily by accounts receivable and inventoried costs. In 2012 we paid net cash of $28 million for federal and state income taxes.

We expect cash generated from operations in 2013 to be sufficient to service debt, meet contract obligations, and finance capital expenditures. Although 2013 cash from operations is expected to be sufficient to service these obligations, we may from time to time borrow funds under our Credit Facility to accommodate timing differences in cash flows.

2011 - Cash provided by operating activities was $528 million in 2011 compared with $359 million in 2010. The increase of $169 million was due principally to increased earnings net of impairment charges and lower pension contributions, offset by an increase in trade working capital. Net cash paid by Northrop Grumman on our behalf for U.S. federal income tax obligations was $53 million.

Investing Activities

2012 - Cash used in investing activities was $162 million in 2012, consisting entirely of capital expenditures, a decrease of $35 million from 2011. This decrease resulted primarily from a one-time reimbursement to the State of Louisiana in 2011 related to the Avondale wind down. We expect our capital expenditures in 2013 to fall in a range between 2% and 3% of annual revenues.

2011 - Cash used in investing activities was $197 million in 2011, consisting entirely of capital expenditures.

2010 - Cash used in investing activities was $189 million in 2010, which was principally for capital expenditures.

Financing Activities

2012 - Cash used in financing activities in 2012 was $28 million, which resulted from $29 million of debt repayment and $6 million of stockholder distributions, offset by $7 million in proceeds from the exercise of stock options.

2011 - Cash provided by financing activities in 2011 was $584 million. Our cash flow from financing activities resulted primarily from the issuance of $1,775 million of debt, of which $22 million was repaid in 2011, a $1,266 million net transfer from our former parent and $2 million in proceeds from the exercise of stock options, offset by $54 million of debt issuance costs, repayment of $954 million of notes to our former parent, and a contribution of $1,429 million to Northrop Grumman as a result of the spin-off.

2010 - In anticipation of the spin-off, on November 30, 2010, NGSB purchased $178 million of the outstanding principal amount of Gulf Opportunity Zone Industrial Development Revenue Bonds ("GO Zone IRBs") pursuant to a tender offer. NGSB used the proceeds of an intercompany loan for $178 million with Northrop Grumman to purchase the GO Zone IRBs and submitted the purchased bonds to the trustee for cancellation. See Note 12: Debt in Item 8.

For the year ended December 31, 2010, transactions between Northrop Grumman and us were reflected as effectively settled for cash at the time of the transaction and are included in financing activities in our consolidated statements of cash flows. The net effect of these transactions is reflected in Former Parent's Equity in Unit in our consolidated statements of changes in equity.

Free Cash Flow

Free cash flow represents cash provided by operating activities less capital expenditures. We believe investors consider free cash flow to be a useful measure of our performance because it indicates the total cash available for redeployment. We also use free cash flow as a key operating metric in assessing the performance of our business and as a key performance measure in evaluating management performance and determining incentive compensation.

Free cash flow is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. This measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes, or as an alternative to operating results presented in accordance with GAAP as indicators of performance.

The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2012	2011	2010
Net cash provided by (used in) operating activities	$332	$528	$359
Less:
Capital expenditures	(162)	(197)	(191)
Free cash flow	$170	$331	$168

Retirement Related Plan Contributions

We make both minimum and discretionary contributions to our defined benefit pension plans. ERISA defines the minimum amount that must be contributed to our qualified defined benefit pension plans. We consider various elements, including the current and anticipated future funding levels of each plan, in determining whether to make discretionary contributions to these plans above the minimum required amounts. Contributions to our qualified defined benefit pension plans are affected by the actual return on plan assets and the plan's funded status. We made the following minimum and discretionary contributions to our pension and other postretirement plans in the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31
($ in millions)	2012	2011	2010
Pension plans
Minimum (1)	$64	$—	$—
Discretionary
Qualified	172	—	102
Non-qualified	3	3	3
Other benefit plans	31	33	33
Total contributions	$270	$36	$138

(1)	Qualified pension plans only.

We made minimum and discretionary contributions to our qualified defined benefit pension plans totaling $236 million in 2012. We were not required to make minimum contributions to our qualified pension plans in 2011 or 2010.

We expect our 2013 cash contributions to our qualified defined benefit pension plans to range from $270 million to $330 million, all of which will be discretionary.

Other postretirement benefit contributions were $31 million, $33 million, and $33 million in 2012, 2011 and 2010, respectively. We expect our 2013 contributions to our other postretirement benefit plans to be approximately $38 million.

Other Sources and Uses of Capital

Stockholder Distribution - On December 14, 2012, we paid our first quarterly cash dividend of $0.10 per share, which totaled $5 million. During 2012, our board of directors authorized a program to repurchase up to $150 million of our outstanding shares of common stock over the next three years. Purchases under the stock repurchase program may be made from time to time at the discretion of management in the open market, through privately negotiated transactions or through other means, are subject to prevailing market conditions and other factors, and may be suspended or discontinued at any time. For the year ended December 31, 2012, we repurchased 31,008 shares at a cost of $1 million.

Additional Capital - In 2011, we issued $1,200 million of senior notes (consisting of $600 million of 6.875% senior notes due in 2018 and $600 million of 7.125% senior notes due in 2021). We also entered into the Credit Facility with third-party lenders in an amount of $1,225 million, comprised of a $575 million term loan (due in 2016 with a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus a spread based on our leverage ratio; the current spread, as of December 31, 2012, was 2.50% and may vary between 2.0% and 3.0%), and a $650 million revolving credit facility (maturing in 2016 with a variable interest rate on drawn borrowings based on LIBOR plus a spread based upon our leverage ratio; the current spread, as of December 31, 2012, was 2.50% and may vary between 2.0% and 3.0%; and with a commitment fee rate on the unutilized balance based on our leverage ratio, which fee rate at our current leverage ratio, as of December 31, 2012, was 0.5% and may vary between 0.35% and 0.5%), of which approximately $46 million in letters of credit were issued but undrawn as of December 31, 2012, and the remaining $604 million of which was unutilized at that time.

We made scheduled term loan payments of $29 million during the year ended December 31, 2012, using cash generated from operations.

For a description of our outstanding debt amounts and related restrictive covenants, see Note 12: Debt in Item 8. We were in compliance with all debt-related covenants as of and during the year ended December 31, 2012.

CONTRACTUAL OBLIGATIONS

In 2011, we issued $1,200 million of senior notes and entered into the Credit Facility with third-party lenders in the amount of $1,225 million. As of December 31, 2012, total outstanding long-term debt was $1,830 million, consisting of these senior notes and the Credit Facility, in addition to $105 million of third-party debt that remained outstanding subsequent to the spin-off.

In connection with the spin-off, we entered into a Tax Matters Agreement with Northrop Grumman (the "Tax Matters Agreement") that governs the respective rights, responsibilities and obligations of Northrop Grumman and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other taxes and related tax returns. We have several liabilities with Northrop Grumman to the Internal Revenue Service ("IRS") for the consolidated U.S. federal income taxes of the Northrop Grumman consolidated group relating to the taxable periods in which we were part of that group. However, the Tax Matters Agreement specifies the portion of this tax liability for which we will bear responsibility, and Northrop Grumman has agreed to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off, together with certain related transactions, is not tax-free.

The following table presents our contractual obligations as of December 31, 2012, and the related estimated timing of future cash payments:

($ in millions)	Total	2013	2014 - 2015	2016 - 2017	2018 and beyond
Long-term debt	$1,830	$51	$187	$287	$1,305
Interest payments on long-term debt (1)	739	109	213	188	229
Operating leases	144	24	39	26	55
Purchase obligations (2)	2,085	1,271	699	78	37
Other long-term liabilities (3)	641	81	114	85	361
Total contractual obligations	$5,439	$1,536	$1,252	$664	$1,987

(1)	Interest payments include interest on $525 million of variable interest rate debt calculated based on interest rates at December 31, 2012.

(2)
A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

(3)
Other long-term liabilities primarily consist of total accrued workers' compensation reserves, deferred compensation, and other miscellaneous liabilities, of which $216 million is the current portion of workers' compensation liabilities. It excludes obligations for uncertain tax positions of $21 million, as the timing of the payments, if any, cannot be reasonably estimated.

The above table excludes retirement related contributions. In 2013, we expect to make discretionary contributions to our qualified pension plans ranging from $270 million to $330 million, exclusive of any U.S. Government recoveries. We will continue to periodically evaluate whether to make additional discretionary contributions. In 2013, we expect to make $41 million in contributions to our other postretirement plans, exclusive of any U.S. Government recoveries. Amounts beyond 2013 for retirement related contributions depend on plan provisions, actuarial assumptions, actual plan asset performance, and other factors previously described under retirement related plans in Critical Accounting Policies, Estimates and Judgments.

Further details regarding long-term debt and operating leases can be found in Note 12: Debt and Note 14: Commitments and Contingencies in Item 8.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2012, $46 million in standby letters of credit were issued but undrawn and $351 million of surety bonds were outstanding.

As of December 31, 2012, we had no other significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 2: Summary of Significant Accounting Policies and Note 14: Commitments and Contingencies in Item 8.

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

Program Name	Program Description

Carrier Post Shakedown Availability ("PSA")	Perform post-delivery work or redelivery to get the ship ready to enter or reenter the fleet. CVN-77 USS George H. W. Bush is the tenth and final Nimitz-class carrier. Her PSA was completed in 2010.

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. CVN-71 USS Theodore Roosevelt is currently undergoing RCOH, marking the fourth Nimitz-class carrier to undergo RCOH, and advance planning for the CVN-72 USS Abraham Lincoln RCOH has begun.

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

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered DDG-107 USS Gravely in July 2010 and DDG-110 USS William P. Lawrence in February 2011. We are currently preparing for the construction of DDG-113 John Finn scheduled for delivery in 2016, and were awarded the construction contract for DDG-114 Ralph Johnson scheduled for delivery in 2017.

DDG-1000 Zumwalt-class destroyers
Design and build next-generation multi-mission surface combatants in conjunction with Bath Iron Works and construct the ships' integrated composite deckhouses, as well as portions of the ships' aft peripheral vertical launch systems. Developed under the DD(X) destroyer program, the DDG-1000 Zumwalt-class destroyer is the lead ship of a class tailored for land attack and littoral dominance. In July 2008, the U.S. Navy announced its decision to truncate the DDG-1000 program at three ships and restart the construction of BMD-capable (ballistic missile defense) DDG-51s. In 2012, we delivered the composite superstructure of DDG-1000 Zumwalt. We are currently constructing the composite superstructure of DDG-1001 Michael Monsoor and have been awarded a long-lead-time material contract for DDG-1002 Lyndon B. Johnson. In addition, we have submitted a proposal to construct the DDG-1002 Lyndon B. Johnson composite superstructure.

Energy services
Leverage our core competencies in nuclear operations, program management and heavy manufacturing for DoE and commercial nuclear programs. We also provide a range of services to the energy and petrochemical industries as well as government customers.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first three ships, NSC-1 USCGC Bertholf, NSC-2 USCGC Waesche and NSC-3 USCGC Stratton, have been delivered; NSC-4 Hamilton and NSC-5 Joshua James are under construction; and an advance procurement contract for NSC-6 (unnamed) was awarded to us in March 2012. We have submitted a proposal to construct NSC-6 (unnamed), with options for NSC-7 and NSC-8.

LHA-6 America-class amphibious assault ships
Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The LHA-6 America-class ships, together with the LHD-1 Wasp-class ships, are the successors to the aging LHA-1 Tarawa-class ships. Three of the original five Tarawa-class ships have been recently decommissioned, and the remainder of the class is scheduled to be decommissioned by 2015. The first LHA replacement ("LHA(R)") ship, LHA-6 America, was placed under contract with us in June 2007, and is scheduled for delivery in 2013. The LHA-6 America-class ships optimize aviation operations and support capabilities. LHA-7 Tripoli was placed under contract with us in 2012.

LPD-17 San Antonio-class amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. We are currently constructing LPD-25, LPD-26 and LPD-27. The LPD-17 San Antonio-class currently includes a total of 11 ships.

Savannah River Nuclear Solutions, LLC
Participate, as a minority member in a joint venture, in the management and operation of DoE nuclear sites, currently at the Savannah River Site near Aiken, South Carolina, and potentially at other DoE sites. Our joint venture partners at the Savannah River Site include Fluor Federal Services, Inc. and Honeywell International Inc.

SSBN(X) Ohio-class Submarine Replacement Program
Perform, through an agreement with Electric Boat, as design subcontractor for the SSBN(X) Ohio-class replacement boats. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class ballistic missile submarines, which were first introduced into service in 1981. We are currently participating in the design effort and our experience and well-qualified workforce position us for a potential role in the construction effort. The SSBN Ohio-class includes 14 ballistic missile submarines ("SSBN") and four cruise missile submarines ("SSGN"). The Ohio Replacement Program currently anticipates 12 new ballistic missile submarines over a 15-year period at a cost of approximately $4 billion to $7 billion each. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. Congress has delayed the start of the first Ohio replacement submarine by two years and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027 with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program may represent a significant opportunity for us in the future.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. At December 31, 2012, we had $525 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of December 31, 2012. Based on the amounts outstanding under our Credit Facility as of December 31, 2012, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of December 31, 2012, our outstanding foreign currency forward contracts were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2, the accompanying consolidated financial statements have been derived from the consolidated financial statements and accounting records of the Company's former parent for periods as of and prior to March 30, 2011. The consolidated financial statements also include expense allocations for certain corporate functions historically provided by the Company's former parent through March 30, 2011 and does not necessarily reflect the financial position that would have existed or the results of operations and cash flows if the Company had been a separate, stand-alone entity during the periods prior to March 31, 2011. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from the Company's former parent.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 27, 2013

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2012	2011	2010
Sales and service revenues
Product sales	$5,755	$5,676	$5,798
Service revenues	953	899	925
Total sales and service revenues	6,708	6,575	6,723
Cost of sales and service revenues
Cost of product sales	4,827	4,794	5,042
Cost of service revenues	802	777	789
Income (loss) from operating investments, net	18	20	19
General and administrative expenses	739	634	670
Goodwill impairment	—	290	—
Operating income (loss)	358	100	241
Other income (expense)
Interest expense	(117)	(104)	(40)
Other, net	—	—	(2)
Earnings (loss) before income taxes	241	(4)	199
Federal income taxes	95	96	68
Net earnings (loss)	$146	$(100)	$131

Basic earnings (loss) per share	$2.96	$(2.05)	$2.68
Weighted-average common shares outstanding	49.4	48.8	48.8

Diluted earnings (loss) per share	$2.91	$(2.05)	$2.68
Weighted-average diluted shares outstanding	50.1	48.8	48.8

Net earnings (loss) from above	$146	$(100)	$131
Other comprehensive income (loss)
Change in unamortized benefit plan costs	(605)	(538)	4
Tax benefit (expense) on change in unamortized benefit plan costs	241	208	9
Other comprehensive income (loss), net of tax	(364)	(330)	13
Comprehensive income (loss)	$(218)	$(430)	$144

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2012	2011
Assets
Current Assets
Cash and cash equivalents	$1,057	$915
Accounts receivable, net	905	711
Inventoried costs, net	288	380
Deferred income taxes	213	232
Prepaid expenses and other current assets	21	30
Total current assets	2,484	2,268
Property, Plant, and Equipment
Land and land improvements	314	305
Buildings and leasehold improvements	1,486	1,431
Machinery and other equipment	1,339	1,258
Capitalized software costs	208	199
	3,347	3,193
Accumulated depreciation and amortization	(1,313)	(1,160)
Property, plant, and equipment, net	2,034	2,033
Other Assets
Goodwill	881	881
Other purchased intangibles, net of accumulated amortization of $391 in 2012 and $372 in 2011	548	567
Pension plan assets	—	64
Debt issuance costs	39	48
Long-term deferred tax assets	329	159
Miscellaneous other assets	77	49
Total other assets	1,874	1,768
Total assets	$6,392	$6,069

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2012	2011
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$377	$380
Current portion of long-term debt	51	29
Current portion of workers’ compensation liabilities	216	201
Current portion of postretirement plan liabilities	166	172
Accrued employees’ compensation	235	221
Advance payments and billings in excess of revenues	134	101
Other current liabilities	205	268
Total current liabilities	1,384	1,372
Long-term debt	1,779	1,830
Other postretirement plan liabilities	799	662
Pension plan liabilities	1,301	936
Workers’ compensation liabilities	403	361
Other long-term liabilities	59	49
Total liabilities	5,725	5,210
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 49.6 million and 48.8 million issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	1,894	1,867
Retained earnings (deficit)	—	(146)
Treasury stock	(1)	—
Accumulated other comprehensive income (loss)	(1,226)	(862)
Total stockholders’ equity	667	859
Total liabilities and stockholders’ equity	$6,392	$6,069

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2012	2011	2010
Operating Activities
Net earnings (loss)	$146	$(100)	$131
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	165	164	160
Amortization of purchased intangibles	19	20	23
Amortization of debt issuance costs	9	6	—
Stock-based compensation	41	42	—
Deferred income taxes	79	23	(21)
Goodwill impairment	—	290	—
Change in
Accounts receivable	(194)	17	(190)
Inventoried costs	116	(87)	5
Prepaid expenses and other assets	6	(30)	2
Accounts payable and accruals	(14)	50	205
Retiree benefits	(43)	132	39
Other non-cash transactions, net	2	1	5
Net cash provided by (used in) operating activities	332	528	359
Investing Activities
Additions to property, plant, and equipment	(162)	(197)	(191)
Other investing activities, net	—	—	2
Net cash provided by (used in) investing activities	(162)	(197)	(189)
Financing Activities
Proceeds from issuance of long-term debt	—	1,775	—
Repayment of long-term debt	(29)	(22)	—
Debt issuance costs	—	(54)	—
Dividends paid	(5)	—	—
Repurchases of common stock	(1)	—	—
Proceeds from stock option exercises	7	2	—
Proceeds from issuance of note payable to former parent	—	—	178
Repayment of notes payable to former parent and accrued interest	—	(954)	(178)
Dividend to former parent in connection with spin-off	—	(1,429)	—
Net transfers from (to) former parent	—	1,266	(170)
Net cash provided by (used in) financing activities	(28)	584	(170)
Change in cash and cash equivalents	142	915	—
Cash and cash equivalents, beginning of period	915	—	—
Cash and cash equivalents, end of period	$1,057	$915	$—
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$28	$46	$—
Cash paid for interest	$111	$64	$16
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$20	$48	$44

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Former Parent's Equity in Unit	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2010	$1,978	$—	$—	$—	$—	$(545)	$1,433
Net earnings (loss)	131	—	—	—	—	—	131
Net transfers from (to) former parent	(170)	—	—	—	—	—	(170)
Other comprehensive income (loss), net of tax	—	—	—	—	—	13	13
Balance at December 31, 2010	1,939	—	—	—	—	(532)	1,407
Net earnings (loss)	46	—	—	(146)	—	—	(100)
Dividend to former parent	(1,429)	—	—	—	—	—	(1,429)
Contributed surplus	(1,822)	—	1,822	—	—	—	—
Net transfers from (to) former parent	1,266	—	—	—	—	—	1,266
Additional paid-in capital	—	—	45	—	—	—	45
Other comprehensive income (loss), net of tax	—	—	—	—	—	(330)	(330)
Balance at December 31, 2011	—	—	1,867	(146)	—	(862)	859
Net earnings (loss)	—	—	—	146	—	—	146
Dividends declared	—	—	(5)	—	—	—	(5)
Additional paid-in capital	—	—	32	—	—	—	32
Other comprehensive income (loss), net of tax	—	—	—	—	—	(364)	(364)
Treasury stock activity	—	—	—	—	(1)	—	(1)
Balance at December 31, 2012	$—	$—	$1,894	$—	$(1)	$(1,226)	$667

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

For more than a century, Huntington Ingalls Industries, Inc. ("HII" or the "Company") has been designing, building, overhauling and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. HII is organized into two operating segments, Ingalls and Newport News, which also represent its reportable segments. Through its Ingalls segment, HII is the builder of amphibious assault and expeditionary ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through its Newport News segment, HII is the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. HII is one of the nation's leading full-service providers for the design, engineering, construction and life cycle support of major surface ship programs for the U.S. Navy. As prime contractor, principal subcontractor, team member or partner, HII participates in many high-priority U.S. defense technology programs. The Company conducts substantially all of its business with the U.S. Government, principally the Department of Defense ("DoD").

On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman.

Pursuant to the terms of the Separation Agreement, (i) Northrop Grumman completed a corporate reorganization to create a new holding company structure, (ii) HII and Northrop Grumman effected certain transfers of assets and assumed certain liabilities so that each of HII and Northrop Grumman retained both the assets of and liabilities associated with their respective businesses, (iii) subject to certain exceptions, all agreements, arrangements, commitments and undertakings, including all intercompany accounts payable or accounts receivable, including intercompany indebtedness and intercompany work orders between HII and Northrop Grumman, were terminated or otherwise satisfied, effective no later than March 31, 2011 (the "Distribution Date"), (iv) HII and Northrop Grumman agreed to share certain gains and liabilities and (v) on the Distribution Date, Northrop Grumman distributed, on a pro rata basis, all of the issued and outstanding shares of common stock of HII to Northrop Grumman's stockholders via a pro rata dividend (the "spin-off"). One share of HII common stock was distributed for every six shares of Northrop Grumman common stock held by a holder of Northrop Grumman common stock as of the record date for the distribution, March 30, 2011. The shares of common stock of HII began regular way trading on the New York Stock Exchange on March 31, 2011, under the ticker symbol "HII."

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

In connection with the spin-off, HII entered into new borrowing arrangements designed to provide the Company with adequate liquidity and to fund a $1,429 million contribution to Northrop Grumman. Specifically, HII issued $1,200 million in senior notes and entered into the HII Credit Facility ("Credit Facility") with third-party lenders that includes a $650 million revolver and a $575 million term loan. See Note 12: Debt. The spin-off from Northrop Grumman was a transaction under common control; therefore, no change in the historical basis of HII's assets or liabilities was recorded as part of the spin-off.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-K promulgated by the Securities and Exchange Commission ("SEC"). All intercompany transactions and balances are eliminated in consolidation. For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year. The consolidated financial statements have been derived from the consolidated financial statements and accounting records of Northrop Grumman for periods through the date of the spin-off. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

Transactions with Former Parent - Through the date of the spin-off, the consolidated statements of operations include expense allocations for certain corporate functions historically provided to HII by Northrop Grumman, including, but not limited to, human resources, employee benefits administration, treasury, risk management, audit, finance, tax, legal, information technology support, procurement, and other shared services. These allocations are reflected in the consolidated statements of operations within the expense categories to which they relate. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on various bases that are further discussed in Note 18: Related Party Transactions and Former Parent Company Equity. Based on management's estimates of its stand-alone costs for similar corporate functions and services, HII believes that its prior cost allocations from Northrop Grumman are substantially consistent with what such costs would be on a stand-alone basis. However, the estimates are based on management's judgment regarding its stand-alone company costs and not the actual costs incurred.

Transactions between HII and Northrop Grumman through the date of the spin-off are reflected as effectively settled for cash at the time of the transaction and are included in financing activities in the consolidated statements of cash flows. The net effect of these transactions is reflected in the Former Parent's Equity in Unit section in the consolidated statements of changes in equity.

The HII consolidated financial statements may not be indicative of HII's future performance and for periods prior to the spin-off, do not necessarily reflect what the results of operations, financial position, and cash flows would have been had HII operated as a stand-alone company.

Equity - On December 14, 2012, the Company paid its first quarterly cash dividend of $0.10 per share, which totaled $5 million. During 2012, the Company's board of directors authorized a program to repurchase up to $150 million of the Company's common stock over the next three years. Purchases under the stock repurchase program may be made from time to time in the discretion of management in the open market, through privately negotiated transactions or through other means, are subject to prevailing market conditions and other factors, and may be suspended or discontinued at any time. For the year ended December 31, 2012, the Company repurchased 31,008 shares at a cost of $1 million, which is recorded as treasury stock in the consolidated statements of financial position.

Former Parent's Equity in Unit in the consolidated statements of changes in equity represents Northrop Grumman's historical investment in its shipbuilding operations, the net effect of cost allocations from and transactions with Northrop Grumman, net cash activity, and HII's accumulated earnings prior to the spin-off.

After the spin-off, HII had 48,765,841 shares of common stock outstanding. The remaining Former Parent's Equity in Unit balance, after the separation adjustments were recorded, was transferred to additional paid-in capital. Retained earnings reflected in the consolidated statements of financial position represent net earnings after separation, as all prior earnings were transferred to additional paid-in capital.

Accounting Estimates - The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. The Budget Control Act of 2011 and sequestration could trigger significant decreases in DoD spending starting in 2013, which could negatively impact the Company's revenues and its estimated recovery of goodwill and other long-lived assets.

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and services provided to the federal government, principally the U.S. Navy. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon direct labor dollars or total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred. Contract sales are generally calculated based on either the percentage that direct labor costs incurred bear to total estimated direct labor costs at completion or the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts that provide for deliveries of a substantial number of similar units, sales are accounted for using units of delivery as the basis to measure progress toward completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion.

The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in unbilled accounts receivable or inventoried costs, with any remaining amount reflected in other current liabilities. The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. In 2010, the Company recorded an unfavorable cumulative catch-up adjustment of $30 million as a result of higher costs to complete post-delivery work on LHD-8 USS Makin Island. For the years ended December 31, 2012, 2011 and 2010, net cumulative catch-up adjustments increased (decreased) operating income by $62 million, $54 million and $(79) million, respectively, and increased (decreased) diluted earnings per share by $0.80, $1.10 and $(1.63), respectively.

General and Administrative Expenses - In accordance with industry practice and regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are considered allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis, and contract performance factors include this as an element of cost.

General and administrative expenses also include certain other costs that are not allocable to government contracts, primarily consisting of the FAS/CAS Adjustment and the provision for deferred state income taxes. The FAS/CAS Adjustment reflects the difference between pension and postretirement benefits expenses determined in accordance with U.S. Financial Accounting Standards ("FAS") and pension and postretirement benefit expenses allocated to individual contracts determined in accordance with U.S. Cost Accounting Standards ("CAS"). Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the period.

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") efforts related to government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to government contracts. Company-sponsored IR&D expenses totaled $21 million, $24 million and $23 million for the years ended December 31, 2012, 2011 and 2010, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Product Warranty Costs - The Company provides certain product warranties that require repair or replacement of non-conforming items for a specified period of time often subject to a specified monetary coverage limit. The Company's product warranties are provided under government contracts, the costs of which are immaterial and are included in contract costs for purposes of using the percentage-of-completion method of accounting.

Environmental Costs - Environmental liabilities are accrued when the Company determines it is responsible for remediation costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of December 31, 2012 and 2011, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

Fair Value of Financial Instruments - The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required.

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

Except for long-term debt, the carrying amounts of the Company's other financial instruments recorded at historical cost are measured at fair value or approximate fair value due to the short-term nature of these instruments.
Asset Retirement Obligations - The Company records all known asset retirement obligations within other current liabilities for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. The changes in the asset retirement obligation carrying amounts during 2012, 2011 and 2010 were as follows:

($ in millions)	Asset Retirement Obligations
Balance at January 1, 2010	$3
Obligation relating to the future retirement of a facility	17
Balance at December 31, 2010	20
Obligation relating to the future retirement of a facility	5
Balance at December 31, 2011	25
Obligation relating to the future retirement of a facility	1
Revision of estimate	(3)
Accretion expense	2
Balance at December 31, 2012	$25

The Company also has known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2012, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of the relevant facilities may be required when the Company ceases to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

Income Taxes - Income tax expense and other income tax related information contained in the financial statements for periods before the spin-off are presented as if the Company filed its own tax returns on a stand-alone basis, while similar information for periods after the spin-off reflect the Company's positions filed in its own tax returns. Income tax expense and other related information are based on the prevailing statutory rates for U.S. federal income taxes and the composite state income tax rate for the Company for each period presented. State and local income and franchise tax provisions are allocable to contracts in process and, accordingly, are included in general and administrative expenses.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Determinations of the expected realizability of deferred tax assets and the need for any valuation allowances against these deferred tax assets were evaluated based upon the stand-alone tax attributes of the Company, and valuation allowances of $21 million and $18 million were deemed necessary as of December 31, 2012 and 2011, respectively.

Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. We recognize the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense. We also recognize accrued interest related to uncertain tax positions in income tax expense. The timing and amount of accrued interest is determined by the applicable tax law associated with an underpayment of income taxes. See Note 11: Income Taxes. Under existing GAAP, changes in accruals associated with uncertainties are recorded in earnings in the period they are determined.

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these items, having original maturity dates of 90 days or less.

Accounts Receivable - Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract change amounts, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

Inventoried Costs - Inventoried costs primarily relate to work in process under contracts that recognize revenues using labor dollars or units of delivery as the basis of the percentage-of-completion calculation. These costs represent accumulated contract costs less cost of sales, as calculated using the percentage-of-completion method. Accumulated contract costs include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable general and administrative expenses. According to the provisions of the Company's U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Inventoried costs also include company owned raw materials, which are stated at the lower of cost or market, generally using the average cost method.

Property, Plant, and Equipment - Depreciable properties owned by the Company are recorded at cost and depreciated over the estimated useful lives of individual assets. Costs incurred for computer software developed or obtained for internal use are capitalized and amortized over the expected useful life of the software, not to exceed nine years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

The remaining assets are depreciated using the straight-line method, with the following lives:

	Years
Land improvements	3	-	45
Buildings and improvements	3	-	60
Capitalized software costs	3	-	9
Machinery and other equipment	2	-	45

The Company evaluates the recoverability of its property, plant and equipment when there are changes in economic circumstances or business objectives that indicate the carrying value may not be recoverable. The Company's evaluations include estimated future cash flows, profitability and other factors in determining fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges.

Leases - The Company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The Company conducts operations primarily under operating leases.

Many of the Company's real property lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For incentives for tenant improvements, the Company records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records minimum rental expenses on a straight-line basis over the term of the lease. For purposes of recognizing lease incentives, the Company uses the date of initial possession as the commencement date, which is generally the date on which the Company is given the right of access to the space and begins to make improvements in preparation for the intended use.

Goodwill and Other Purchased Intangible Assets - The Company performs impairment tests for goodwill as of November 30 of each year, or when evidence of potential impairment exists, by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than the carrying value, a second step is performed to determine if goodwill is impaired by comparing the estimated fair value of goodwill to its carrying value. Purchased intangible assets are amortized on a straight-line basis over their estimated useful lives and the carrying value of these assets is reviewed for impairment when events indicate that a potential impairment may have occurred.

Equity Method Investments - Investments where the Company has the ability to exercise significant influence over the investee but do not own a majority interest or otherwise control are accounted for under the equity method of accounting and are included in other assets in its consolidated statements of financial position. Under this method of accounting, the Company's share of the net earnings or losses of the investee is included in its consolidated statements of operations in income. The Company evaluates its equity investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amounts of such investments may not be fully recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Self-Insured Group Medical Insurance - The Company maintains a self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage for employees and their dependents. The Company estimates expenses and the required liability for such claims utilizing actuarial methods based on various assumptions, which include, but are not limited to, HII's historical loss experience and projected loss development factors. Related self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported.

Self-Insured Workers' Compensation Plan - The operations of the Company are subject to the federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans, in addition to participating in federally administered second injury workers' compensation funds. The Company estimates the required liability of such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Related self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 1.59% and 3.05% as of December 31, 2012 and 2011, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $719 million and $739 million as of December 31, 2012 and 2011, respectively.

Litigation, Commitments, and Contingencies - Amounts associated with litigation, commitments, and contingencies are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Restructuring - The Company has recorded accruals in conjunction with its restructuring activities. These accruals include estimates primarily related to facility consolidations and closures, asset retirement obligations, long-lived asset write-downs, employment reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring related accruals are reviewed and changes to restructuring expenses are appropriately recognized when identified.

Deferred Contract Costs - Pension and other postretirement benefit costs are allocated to the Company's contracts as allowed costs based upon CAS. The CAS requirements for these retirement related benefit costs differ from FAS. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, the Company has not estimated the incremental FAS income or expense recoverable under its expected future contract activity and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2012, 2011 or 2010.

Retirement Related Benefit Costs - The Company accounts for its retirement related benefit plans on the accrual basis. The measurements of obligations, costs, assets, and liabilities require significant judgment. The costs of benefits provided by defined benefit pension plans are recorded in the period employees provide service. The costs of benefits provided by other postretirement benefit plans are recorded in the period employees attain full eligibility. The discount rate assumption is defined under GAAP as the rate at which the plan's obligation could be effectively settled. The discount rate is established for each of the retirement related benefit plans at its respective measurement date.

The expected return on plan assets component of retirement related costs is used to calculate net periodic expense. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on assets is based on the fair value of plan assets at the beginning of the year. The costs of plan amendments that provide benefits already earned by plan participants (prior service costs and credits) are deferred in accumulated other comprehensive income and amortized over the expected period the employees provide service, which is approximately 10 years. Actuarial gains and losses arising from differences from actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants, which is approximately 10 years.

The Company recognizes the funded status of each retirement related benefit plan as an asset or liability in its consolidated statements of financial position. The funded status represents the difference between the plan's benefit obligation and the fair value of the plan's assets. Unrecognized deferred amounts such as demographic or asset gains or losses and the impacts of plan amendments are included in accumulated other comprehensive income and amortized as previously described.

Stock Compensation - Stock-based compensation value is determined based on the closing market price of the Company's common stock on grant date and the expense is recognized over the vesting period. At each reporting date, the number of shares is adjusted to equal the number ultimately expected to vest.

Accumulated Comprehensive Income (Loss) - Accumulated comprehensive income (loss) consists of two components: net earnings (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). As of December 31, 2012 and 2011, the Company's accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $1,226 million (net of tax benefits of $802 million) and $862 million (net of tax benefits of $561 million), respectively.

Revision to Previously Reported Financial Information - The Company, during a review of its postretirement benefit plans, identified errors in the valuation of one of the plans. The errors, which relate to the valuation methodologies associated with the Company's monthly spending cap under the plan, impacted the projected accumulated postretirement benefit obligation in every year since 1999. The errors did not impact the costs allocated to the Company's segments or contracts. As a result of these errors, the Company has corrected the consolidated financial statements for the years ended December 31, 2011 and 2010, to reflect the cumulative effects of these errors, which management believes are not material to its previously issued consolidated financial statements.

The following tables sets forth the corrections to each of the individual affected line items in the Company's consolidated financial statements for the years ended December 31, 2011 and 2010:

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
	2011			2010
(in millions, except per share amounts)	As Previously Reported	Corrections	As Presented Herein	As Previously Reported	Corrections	As Corrected
General and administrative expenses	$624	$10	$634	$663	$7	$670
Operating income (loss)	110	(10)	100	248	(7)	241
Earnings (loss) before income taxes	6	(10)	(4)	206	(7)	199
Federal income taxes	100	(4)	96	71	(3)	68
Net earnings (loss)	(94)	(6)	(100)	135	(4)	131

Other comprehensive income (loss), net of tax	(334)	4	(330)	16	(3)	13
Comprehensive income (loss)	(428)	(2)	(430)	151	(7)	144

Basic and diluted earnings (loss) per share	$(1.93)	$(0.12)	$(2.05)	$2.77	$(0.09)	$2.68

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
	2011			2010
(in millions)	As Previously Reported	Corrections	As Presented Herein	As Previously Reported	Corrections	As Corrected
Goodwill	$844	$37	$881	$1,134	$37	$1,171
Long-term deferred tax assets	128	31	159	—	—	—
Total other assets	1,700	68	1,768	1,893	37	1,930
Total assets	6,001	68	6,069	5,203	37	5,240

Other postretirement plan liabilities	581	81	662	567	78	645
Deferred tax liabilities	—	—	—	99	(30)	69
Total liabilities	5,129	81	5,210	3,785	48	3,833

Additional paid-in capital	1,862	5	1,867	—	—	—
Former parent's equity in unit	—	—	—	1,933	6	1,939
Retained earnings (deficit)	(141)	(5)	(146)	—	—	—
Accumulated other comprehensive income (loss)	(849)	(13)	(862)	(515)	(17)	(532)
Total stockholders' equity	872	(13)	859	1,418	(11)	1,407
Total liabilities and stockholders' equity	$6,001	$68	$6,069	$5,203	$37	$5,240

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011			2010
(in millions)	As Previously Reported	Corrections	As Presented Herein	As Previously Reported	Corrections	As Corrected
Net earnings (loss)	$(94)	$(6)	$(100)	$135	$(4)	$131
Deferred income taxes	27	(4)	23	(19)	(2)	(21)
Retiree benefits	122	10	132	33	6	39
Net cash provided by (used in) operating activities	528	—	528	359	—	359

The change in goodwill from the correction of these errors results from the new accounting basis established in 2001 as well as a lower goodwill impairment charge in 2008. All changes to equity line items from previously issued consolidated financial statements are related to the postretirement benefit plan errors described above. As of December 31, 2009, Former Parent's Equity in Unit was increased by $10 million and Accumulated Other Comprehensive Income was decreased by $14 million for the cumulative impact of the errors prior to 2010. Corrections to equity line items related to the years ended December 31, 2011 and 2010, other than the $5 million change in Contributed Surplus in 2011, are presented in the tables above.

3. ACCOUNTING STANDARDS UPDATES

There have been no new accounting pronouncements not yet effective nor made effective during the year ended December 31, 2012, that are of significance to the Company's consolidated financial statements.

4. AVONDALE

In July 2010, plans were announced to consolidate the Company's Ingalls operations by winding down and subsequently closing the Avondale, Louisiana facility in 2013 after completing LPD-class ships that were under construction at this facility. The Company intends to build future LPD-class ships in a single production line at the Company's Pascagoula, Mississippi facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity. In the second quarter of 2010, the Company increased the estimates to complete LPD-23 and LPD-25 by approximately $210 million, based on anticipated reductions in productivity at Avondale. The Company recognized a $113 million pre-tax charge to operating income for these contracts in the second quarter of 2010.

In connection with and as a result of the decision to wind down military shipbuilding at the Avondale, Louisiana facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. Management's current estimate of these expenditures is $256 million. Such costs are expected to be recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with Federal Acquisition Regulation ("FAR") provisions for the treatment of restructuring and shutdown related costs. The Company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts.

The Defense Contract Audit Agency ("DCAA"), a DoD agency, prepared an initial audit report on the Company's July 30, 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. The Company then submitted a revised proposal dated October 12, 2011 to address the concerns of the DCAA and to reflect a revised estimated total cost of $271 million. The Company received a supplemental audit report, which again stated that the proposal was not sufficiently supported to allow the DCAA to reach a conclusion. However, the report, while qualified and not final, supports the Company's position that, in general, most of the categories of costs incorporated in the proposal are allowable as restructuring activities. The amount and percentage of questioned costs are materially unchanged from the previous audit report. The Company intends to submit another revised proposal further addressing the DCAA concerns and supporting management's current restructuring cost estimate of $256 million.

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

Although closure is still the baseline assumption for Avondale, the Company is pursuing engineering and manufacturing opportunities in the energy infrastructure market. Ultimately, if the Company is successful in pursuing such opportunities, and Avondale were to remain open, the Company would submit a revised restructuring proposal to the U.S. Navy consistent with this change. In such event, the Company expects the total estimated restructuring costs would decrease. While the restructuring costs that are currently capitalized as incurred, consisting primarily of severance and retention payments, should remain recoverable under existing or future U.S. Navy contracts, other costs would remain as part of the Avondale cost structure associated with Avondale's new line of business.

The table below summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of December 31, 2012 and 2011, these costs are comprised primarily of employee severance and retention payments as well as incentive bonuses. These amounts were capitalized in inventoried costs, and will be recognized as expenses in cost of product sales beginning in 2014.

($ in millions)	Compensation	Other Accruals	Total
Balance at January 1, 2010	$—	$—	$—
Accrual established	27	39	66
Balance at December 31, 2010	27	39	66
Payments	(24)	(36)	(60)
Adjustments	47	(3)	44
Balance at December 31, 2011	50	—	50
Payments	(50)	—	(50)
Adjustments	24	—	24
Balance at December 31, 2012	$24	$—	$24

5. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Year Ended December 31
(in millions, except per share amounts)	2012	2011	2010
Net earnings (loss)	$146	$(100)	$131

Weighted-average common shares outstanding	49.4	48.8	48.8
Net effect of dilutive stock options	0.2	—	—
Net effect of dilutive restricted stock rights	0.2	—	—
Net effect of dilutive restricted performance stock rights	0.3	—	—
Dilutive weighted-average common shares outstanding	50.1	48.8	48.8

Earnings (loss) per share - basic	$2.96	$(2.05)	$2.68
Earnings (loss) per share - diluted	$2.91	$(2.05)	$2.68

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.9 million stock options, 0.4 million Restricted Stock Rights ("RSRs") and

1.3 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the year ended December 31, 2012.

The amounts presented above for the year ended December 31, 2011, exclude the impact of 1.6 million shares related to stock options, 0.7 million shares related to RSRs and 1.3 million shares related to RPSRs as their inclusion would have been antidilutive.

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

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derives substantially all of its revenues from the U.S. Government.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

	Year Ended December 31
($ in millions)	2012	2011	2010
Sales and Service Revenues
Ingalls	$2,840	$2,885	$3,027
Newport News	3,940	3,766	3,775
Intersegment eliminations	(72)	(76)	(79)
Total sales and service revenues	$6,708	$6,575	$6,723
Operating Income (Loss)
Ingalls	$97	$(220)	$(61)
Newport News	360	342	355
Total segment operating income (loss)	457	122	294
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(80)	(23)	(56)
Deferred state income taxes	(19)	1	3
Total operating income (loss)	$358	$100	$241

Sales transactions between segments are generally recorded at cost.

Goodwill Impairment Charge - The operating loss at Ingalls for the year ended December 31, 2011, reflects a goodwill impairment charge of $290 million.

Other Financial Information

The following tables present, by segment, the Company's assets, capital expenditures, and depreciation and amortization.

	December 31
($ in millions)	2012	2011
Assets
Ingalls	$1,706	$1,754
Newport News	2,982	2,843
Corporate	1,704	1,472
Total assets	$6,392	$6,069

	Year Ended December 31
($ in millions)	2012	2011	2010
Capital Expenditures
Ingalls	$42	$61	$52
Newport News	120	133	139
Corporate	—	3	—
Total capital expenditures	$162	$197	$191

	Year Ended December 31
($ in millions)	2012	2011	2010
Depreciation and Amortization
Ingalls	$90	$92	$96
Newport News	94	92	87
Corporate	—	—	—
Total depreciation and amortization	$184	$184	$183

7. ACCOUNTS RECEIVABLE, NET

Unbilled amounts represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Accounts receivable at December 31, 2012, are expected to be collected in 2013, except for approximately $66 million due in 2014 and $136 million due in or after 2015.

Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were composed of the following:

	December 31
($ in millions)	2012	2011
Due From U.S. Government
Amounts billed	$158	$119
Recoverable costs and accrued profit on progress completed - unbilled	701	557
	859	676
Due From Other Customers
Amounts billed	33	16
Recoverable costs and accrued profit on progress completed - unbilled	17	22
	50	38
Total accounts receivable	909	714
Allowances for doubtful accounts	(4)	(3)
Total accounts receivable, net	$905	$711

8. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

	December 31
($ in millions)	2012	2011
Production costs of contracts in process	$198	$402
General and administrative expenses	3	15
	201	417
Progress payments received	(1)	(118)
	200	299
Raw material inventory	88	81
Total inventoried costs, net	$288	$380

9. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value. The Company determined that the estimated fair value of each reporting unit exceeded its corresponding carrying value as of November 30, 2012 and 2011.

The Company recorded a $290 million non-cash goodwill impairment charge in its Ingalls segment in the year ended December 31, 2011, in light of the adverse equity market conditions that began in the second quarter of 2011 and the resultant decline in industry market multiples and the Company's market capitalization. Due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit, the Company initially recorded a preliminary goodwill impairment charge of $300 million in the third quarter of 2011, which represented its best estimate of the impairment amount at the time of the filing of the Company's third quarter report. The goodwill impairment charge was later adjusted to $290 million in the fourth quarter of 2011, based on the final impairment analysis. The goodwill at the Ingalls segment has no tax basis, and, accordingly, there was no tax benefit associated with recording the impairment charge. No goodwill impairment was recognized at the Newport News segment, as the Company's analysis indicated its fair value was in excess of its carrying value as of September 30, 2011.

Prior to completing the second step related to the goodwill impairment charge in 2011, HII tested its purchased intangible assets and other long-lived assets for impairment, and the carrying values of these assets were determined not to be impaired.

Accumulated goodwill impairment losses as of both December 31, 2012 and 2011, were $2,755 million. The accumulated goodwill impairment losses for Ingalls as of both December 31, 2012, and 2011, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of both December 31, 2012, and 2011, were $1,187 million.

The changes in the carrying amounts of goodwill during 2012 and 2011 were as follows:

($ in millions)	Ingalls	Newport News	Total
Balance at January 1, 2011	$488	$683	$1,171
Goodwill impairment	(290)	—	(290)
Balance at December 31, 2011	198	683	881
Balance at December 31, 2012	$198	$683	$881

Purchased Intangible Assets

The following table summarizes the Company's aggregate purchased intangible assets, all of which are contract or program related intangible assets.

	December 31
($ in millions)	2012	2011
Gross carrying amount	$939	$939
Accumulated amortization	(391)	(372)
Net carrying amount	$548	$567

The Company's remaining purchased intangible assets are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine contract intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Amortization expense for the years ended December 31, 2012, 2011 and 2010, was $19 million, $20 million and $23 million, respectively.

The Company expects amortization for purchased intangibles of approximately $20 million annually for the next five years.

10. BUSINESS ARRANGEMENTS

HII periodically enters into business arrangements with non-affiliated entities. These arrangements generally consist of business ventures designed to deliver collective capabilities that would not have been available to the venture's participants individually, and provide a single point of contact during contract performance to the entity's principal customer. In some arrangements, each equity participant receives a subcontract from the business venture for a pre-determined scope of work. In other cases, the arrangements rely primarily on the assignment of key personnel to the venture from each equity participant rather than subcontracts for a specific work scope. Based on the terms of these arrangements and the relevant GAAP related to consolidation accounting for such entities, the Company does not consolidate the financial position, results of operations or cash flows of these entities into its consolidated financial statements, but accounts for them under the equity method. To the extent HII acts as a subcontractor in these arrangements, HII's subcontract activities are recorded in the same manner as sales to non-affiliated entities.

In May 2007, the Company signed a joint venture agreement with Fluor Federal Services, Inc. and Honeywell International Inc. for a nominal initial investment, whereby Savannah River Nuclear Solutions, LLC ("SRNS") was formed to manage and operate the Savannah River Site for the Department of Energy and the National Nuclear Security Administration. As of December 31, 2012 and 2011, the Company's ownership interest was approximately 34%, with carrying amounts of $4 million and $6 million, respectively. The investment in SRNS is being accounted for using the equity method and the total investment is classified as miscellaneous other assets in the Company's consolidated statements of financial position. During the years ended December 31, 2012, 2011 and 2010, the Company received cash dividends from SRNS in the amounts of $17 million, $20 million and $20 million, respectively, which were recorded as reductions in the Company's investment in SRNS.

The following table presents summarized financial information for the Company's equity method investments:

Assets and Liabilities

	December 31
($ in millions)	2012	2011
Current assets	$43	$34
Other assets	—	—
Current liabilities	21	12
Long-term liabilities	8	8

Results of Operations

	Year Ended December 31
($ in millions)	2012	2011	2010
Sales and services revenues	$1,316	$1,474	$1,547
Operating income	50	23	59
Net earnings	50	23	59

11. INCOME TAXES

The Company's earnings are entirely domestic and its effective tax rate on earnings from operations for the year ended December 31, 2012, was 39.4%, compared with 33.6% (excluding the goodwill impairment charge) and 34.2% in 2011 and 2010, respectively. The goodwill impairment charge of $290 million at Ingalls in 2011 was non-cash and non-deductible for income tax purposes. In the year ended December 31, 2012, the Company's effective tax rate differed from the federal statutory rate primarily as a result of $8 million in non-cash tax adjustments arising under the Tax Matters Agreement discussed below. The Company's effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures, the research and development credit, and the domestic manufacturing deduction.

In 2010, the Company's effective tax rate reflects the unfavorable impact of the elimination of certain Medicare Part D tax benefits with the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, a decrease in the manufacturer's deduction and the expiration of wage credit benefits, partially offset by the favorable impact of a settlement of the IRS examination of Northrop Grumman's tax returns for the years 2004 through 2006. The Company's effective tax rates also reflect tax credits and manufacturing deductions for all periods presented.

For current state income tax purposes, the stand-alone tax amounts have been computed as if they were allowable costs under the terms of the Company's existing contracts in the applicable period and are included in general and administrative expenses.

In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman that governs the respective rights, responsibilities and obligations of Northrop Grumman and the Company with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other taxes and related tax returns. The Company is severally liable with Northrop Grumman for its income taxes for periods before the spin-off. HII is obligated to indemnify Northrop Grumman for tax adjustments that increase the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative reduction in HII's taxable income for periods after the spin-off. Northrop Grumman is obligated to indemnify HII for tax adjustments that decrease the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative increase in HII's taxable income for periods after the spin-off. These payment obligations will only apply once the aggregate tax liability related to tax adjustments exceeds $5 million. Once the aggregate amount is exceeded, only the amount in excess of $5 million is ultimately required to be paid. In 2012 and 2011, HII incurred non-cash federal and state tax adjustments for items governed by the Tax Matters Agreement. The federal tax expense (benefit) adjustment is reported as a component of the tax expense, while the state tax expense (benefit) adjustment is treated as an allowable cost in the applicable period under the terms of the Company's existing contracts and is included in general and administrative expenses. See Note 18: Related Party Transactions and Former Parent Company Equity.

Federal income tax expense for the years ended December 31, 2012, 2011 and 2010, consisted of the following:

	Year Ended December 31
($ in millions)	2012	2011	2010
Income Taxes on Operations
Federal income taxes currently payable	$49	$72	$89
Change in deferred federal income taxes	46	24	(21)
Total federal income taxes	$95	$96	$68

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times the earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2012	2011	2010
Income tax expense (benefit) on operations at statutory rate	$84	$(2)	$69
Goodwill impairment	—	101	—
Manufacturing deduction	(3)	(3)	(1)
Research tax credit	—	(4)	(3)
Medicare Part D law change	—	—	7
Wage credit	—	(1)	—
IRS settlement	—	—	(8)
Tax Matters Agreement adjustment	8	(3)	—
Other, Net	6	8	4
Total federal income taxes	$95	$96	$68

The Company's effective tax rate for 2012 does not reflect the income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and development credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, a benefit of approximately $2 million, will be recognized in 2013.

Unrecognized Tax Benefits - Unrecognized tax benefits represent the gross value of the Company's uncertain tax positions that have not been reflected in the consolidated statements of operations. If the income tax benefits from federal tax positions are ultimately realized, such realization would affect the Company's effective tax rate whereas the realization of state tax benefits would be recorded in general and administrative expenses. The changes in unrecognized tax benefits (exclusive of interest and penalties) during the years ended December 31, 2012, 2011 and 2010 are summarized in the following table:

	December 31
($ in millions)	2012	2011	2010
Unrecognized tax benefits at beginning of the year	$6	$14	$21
Additions based on tax positions related to the current year	7	2	—
Additions based on tax positions of prior years	19	—	1
Reductions based on tax positions of prior years	(12)	—	—
Settlements	(1)	—	(8)
Spin-off	—	(10)	—
Net change in unrecognized tax benefits	13	(8)	(7)
Unrecognized tax benefits at end of the year	$19	$6	$14

As of December 31, 2012 and 2011, the estimated value of the Company's uncertain tax positions were liabilities of $19 million and $6 million, respectively. Assuming sustainment of these positions, the reversal of $1 million of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods. Accrued interest and penalties with respect to unrecognized tax benefits were $2 million and $3 million as of December 31, 2012 and 2011, respectively.

During 2011, the Company recorded a reduction of $10 million to its liability for uncertain tax positions relating to tax periods prior to the spin-off for which Northrop Grumman is the primary obligor.

During 2010, Northrop Grumman reached final settlement with the IRS and the U. S. Congressional Joint Committee on Taxation on the IRS examination of Northrop Grumman's tax returns for the years 2004 through 2006. As a result of this settlement, the Company recognized tax benefits of $8 million as a reduction to the provision for income taxes. In connection with the settlement, the Company also recorded a reduction of $10 million to its liability for uncertain tax positions, including previously accrued interest, of $2 million.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States	2007	-	2012
California	2007	-	2012
Louisiana	2007	-	2012
Mississippi	2009	-	2012
Virginia	2006	-	2012

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly, additional provisions on federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes it is reasonably possible that during the next 12 months the Company's liability for uncertain tax positions may decrease by approximately $14 million.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The IRS is currently conducting an examination of Northrop Grumman's consolidated tax returns, of which HII was part, for the years 2007 through 2009. Open tax years related to state jurisdictions remain subject to examination. As of March 31, 2011, the date of the spin-off, the Company's liability for uncertain tax positions was approximately $4 million, net of federal benefit, which related solely to state income tax positions. Under the terms of the Separation Agreement, Northrop Grumman is obligated to reimburse HII for any settlement liabilities paid by HII to any government authority for tax periods prior to the spin-off, which include state income taxes. Accordingly, the Company has recorded a reimbursement receivable of approximately $4 million, net of federal benefit, in other assets related to uncertain tax positions for state income taxes as of the date of the spin-off.

Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such amounts are classified in the consolidated statements of financial position as current or non-current assets or liabilities based upon the classification of the related assets and liabilities.

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred federal and state tax balances, as presented in the consolidated statements of financial position, are as follows:

	December 31
($ in millions)	2012	2011
Deferred Tax Assets
Retirement benefits	$794	$618
Workers' compensation	239	219
Contract accounting differences	26	31
Provisions for accrued liabilities	27	63
Stock-based compensation	18	15
Other	37	29
Gross deferred tax assets	1,141	975
Less valuation allowance	21	18
Net deferred tax assets	1,120	957
Deferred Tax Liabilities
Depreciation and amortization	366	347
Purchased intangibles	212	219
Gross deferred tax liabilities	578	566
Total net deferred tax assets	$542	$391

As of December 31, 2012, the Company had net operating loss carry-forwards for state income taxes of approximately $50 million, which expire from 2017 through 2023.

As of December 31, 2012, the Company had gross state income tax credit carry-forwards of approximately $33 million, which expire from 2013 through 2015. A deferred tax asset of approximately $21 million (net of federal benefit) has been established related to these state income tax credit carry-forwards with a valuation allowance of $21 million against such deferred tax asset as of December 31, 2012.

Net deferred tax assets as presented in the consolidated statements of financial position are as follows:

	December 31
($ in millions)	2012	2011
Net current deferred tax assets	$213	$232
Net non-current deferred tax assets	329	159
Total net deferred tax assets	$542	$391

12. DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2012	2011
Term loan due March 30, 2016	$525	$554
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,830	1,859
Less current portion	51	29
Long-term debt, net of current portion	$1,779	$1,830

Credit Facility - In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. The current spread as of December 31, 2012, was 2.5% and may vary between 2.0% and 3.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of December 31, 2012, was 0.5% and may vary between 0.35% and 0.5%. As of December 31, 2012, approximately $46 million in letters of credit were issued but undrawn, and the remaining $604 million was unutilized.

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

Each of the Company's existing and future domestic 100% owned subsidiaries, except for those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility and senior notes.

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

The terms of the Credit Facility and senior notes limit the Company's ability and the ability of certain of HII's subsidiaries to: incur additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into transactions with stockholders or affiliates and effect a consolidation or merger. As of December 31, 2012, the Company was limited to a total of $74 million for dividend payments and stock repurchases.

Performance of the Company's obligations under the senior notes, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future domestic restricted subsidiaries that guarantees debt under the Credit Facility (the "Subsidiary Guarantors"). The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII. There are no significant restrictions on the ability of HII or any Subsidiary Guarantor to obtain funds from their respective subsidiaries by dividend or loan.

Mississippi Economic Development Revenue Bonds - As of December 31, 2012 and 2011, the Company had $84 million outstanding from the issuance of Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of December 31, 2012 and 2011, the Company had $21 million outstanding from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds ("GO Zone IRBs") issued by the Mississippi Business Finance Corporation. The GO Zone IRBs were initially issued in a principal amount of $200 million, and in November 2010, in connection with the anticipated spin-off, HII purchased $178 million of the bonds using the proceeds from a $178 million intercompany loan from Northrop Grumman. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the year ended December 31, 2012.

The estimated fair value of the Company's total long-term debt, including current portions, at December 31, 2012 and December 31, 2011, was $1,974 million and $1,864 million, respectively. The fair value of the total long-term debt was calculated based on recent trades for most of the Company's debt instruments or based on interest rates prevailing on debt with substantially similar risks, terms and maturities.

The aggregate amounts of principal payments due on long-term debt for each of the next five years and thereafter are:

($ in millions)
2013	$51
2014	79
2015	108
2016	287
2017	—
Thereafter	1,305
Total long-term debt	$1,830

13. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification 450 Contingencies, the Company has accrued for losses associated with investigations, claims and litigation when, and to the extent that, loss amounts related to the investigations, claims and litigation are probable and can be reasonably estimated.  The actual losses that might be incurred to resolve such investigations, claims and litigation may be higher or lower than the amounts accrued. For matters where a material loss is probable or reasonably possible and the amount of loss cannot be reasonably estimated, but the Company is able to reasonably estimate a range of possible losses, we will disclose such estimated range in these notes. This estimated range would be based on information currently available to the Company and would involve elements of judgment and significant uncertainties. This estimated range of possible loss would not represent the Company's maximum possible loss exposure. For matters as to which the Company is not able to reasonably estimate a possible loss or range of loss, the Company is required to indicate the reasons why it is unable to estimate the possible loss or range of loss. For matters not specifically described in these notes, the Company does not believe, based on information currently available to it, that it is reasonably possible that the liabilities, if any, arising from such investigations, claims and litigation will have a material effect on its consolidated financial position, results of operations or cash flows. The Company has, in certain cases, provided disclosure regarding certain matters for which the Company believes at this time that the likelihood of material loss is remote.

False Claims Act Complaint - In January 2011, the U.S. Department of Justice first informed the Company through Northrop Grumman of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint the Company received alleges that, through largely unspecified fraudulent means, the Company and Northrop Grumman obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the Company were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys' fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

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
U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Any suspension or debarment would likely have a material effect on the Company because of its reliance on government contracts.

In January 2013, the Company disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that it had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts. The Company is conducting an internal investigation, led by external counsel, and has taken remedial actions, including the termination of employees in instances where the Company believed grounds for termination existed. The Company is providing information regarding its investigation to the relevant government agencies. The Company has agreed with the U.S. Navy and U.S. Coast Guard to a withhold of $24 million in payments on existing contracts pending additional information from the Company's internal investigation. Some or all of these funds may be released from the withhold based upon the results of the investigation. Depending upon the U.S. Government's assessment of the matters under investigation, the Company could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although the Company does not currently believe that this matter will have a material effect on its financial condition, results of operations or cash flows, the Company cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the "vessels") based on alleged "hull buckling and shaft alignment problems" and alleged "nonconforming topside equipment" on the vessels. The Company submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised Integrated Coast Guard Systems, LLC ("ICGS"), which was formed by the Company and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the Company and one of its subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast Guard would support an investigation by the U.S. Department of Justice of ICGS and its subcontractors, instead of pursuing its $96 million claim independently. The U.S. Department of Justice conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against the Company, ICGS, and Lockheed Martin relating to the vessel conversion effort. Damages under the False Claims Act may be trebled upon a finding of liability. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011 dismissing the relator's remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit, and, in July 2012, the Fifth Circuit issued a per curiam decision affirming the judgment of the District Court dismissing the relator's remaining claims. Following dismissal of the relator's claims, the Company does not believe that remaining issues relating to its conversion of the vessels will have a material effect on its consolidated financial position, results of operations or cash flows, but the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

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

Litigation - The Company is party to various claims and legal proceedings that arise in the ordinary course of business. Although the Company believes that the resolution of any of these various claims and legal proceedings will not have a material effect on its consolidated financial position, results of operations or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

14. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2012, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services as described in Note 10: Business Arrangements. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of December 31, 2012, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency, or similarly designated by another environmental agency, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2012, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may have to incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2012, the Company had $46 million in standby letters of credit issued but undrawn and $351 million of surety bonds outstanding.

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

Collective Bargaining Agreements - The Company believes that it maintains good relations with its approximately 37,000 employees, of which approximately 50% are covered by a total of nine collective bargaining agreements. Three collective bargaining agreements covering represented employees in Newport News expire in March 2013, April 2014 and June 2014, and five collective bargaining agreements covering represented employees in Pascagoula and Gulfport expire in March 2015. The collective bargaining agreement covering Avondale represented employees was indefinitely extended upon its last expiration.

Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. The Company does not expect the results of these negotiations, either individually or in the aggregate, to have a material effect on the Company's consolidated results of operations.

Operating Leases - Rental expense for operating leases for the years ended December 31, 2012, 2011 and 2010, was $45 million, $44 million, and $44 million, respectively. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancellable operating leases for each of the years 2013 through 2017 and thereafter are:

($ in millions)
2013	$24
2014	21
2015	18
2016	14
2017	12
Thereafter	55
Total	$144

15. IMPACTS FROM HURRICANES

In 2008, a subcontractor's operations in Texas were severely impacted by Hurricane Ike. The subcontractor produced compartments for two of the LPD amphibious transport dock ships under construction at the Ingalls shipyards. As a result of the delays and cost growth caused by the subcontractor's production delays, HII's operating income was reduced by approximately $16 million during 2008. In the first quarter of 2010, the Company received $17 million in final settlement of its Hurricane Ike insurance claim, which was recorded as a reduction to cost of product sales.

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

The Company is pursuing legal action against its remaining insurer, Factory Mutual Insurance Company ("FM Global"). The case was commenced against FM Global on November 4, 2005, and is now pending in the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal, the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its "Flood" exclusion and remanded the case to the U.S. District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy, even if the Flood exclusion of the policy is unambiguous. In August 2010, the U.S. District Court granted FM Global's motion for summary judgment based upon California's doctrine of efficient proximate cause and denied FM Global's motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the Company sustained wind damage apart from the hurricane storm surge. In September 2011, the U.S. District Court granted FM Global's motion for summary judgment to dismiss the claims for bad faith damages and for contract reformation. The Company intends to continue to pursue the breach of contract action against FM Global, and trial on the merits is currently scheduled to start in October 2013. In addition, in January 2011, Northrop Grumman, as the Company's predecessor-in-interest, filed suit against Aon, which acted as the Company's broker in connection with the policy with FM Global, in Superior Court in California, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as for declaratory relief. The Aon matter is currently scheduled for trial to begin in February 2014. No assurances can be made as to the ultimate outcome of these matters. If, however, either of these claims is successful, the potential impact to the Company's consolidated financial position, results of operations and cash flows would be favorable.

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

In accordance with U.S. Government cost accounting regulations affecting the majority of the Company's contracts, the cost of insurance premiums for property damage and business interruption coverage, other than "coverage of profit," is an allowable expense that may be charged to contracts. Because a substantial portion of the Company's long-term contracts is flexibly-priced, the U.S. Government customer would benefit from a portion of insurance recoveries in excess of the net book value of damaged assets and clean-up and restoration costs paid by the Company. When such insurance recoveries occur, the Company is obligated to return a portion of these amounts to the U.S. Government. The Company believes that all of the replacement costs are recoverable under its insurance coverage, and the amounts in question are included in the insurance claim. In the event HII is unsuccessful in its insurance recovery, the Company believes there are specific rules in the CAS and FAR that would still render the depreciation on those assets allowable and recoverable through its contracts with the U.S. Navy. The U.S. Navy has expressed its intention to challenge the allowability of certain post-Katrina depreciation costs charged or expected to be charged on contracts under construction in the Ingalls shipyards. At this point, however, it is premature to estimate the amount, if any, that the U.S. Navy will ultimately challenge. The Company believes that its depreciation practices are in conformity with the FAR, and, if the U.S. Navy were to challenge the allowability of such costs, the Company will be able to successfully resolve this matter with no material impact to its consolidated financial position, results of operations or cash flows.

16. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension and postretirement benefit plans and defined contribution pension benefit plans to eligible employees. Plan obligations are measured based on the present value of projected future benefit payments to participants for services rendered to date. The measurement of projected future benefits is dependent on the terms of each individual plan, demographics, and valuation assumptions. No assumption is made regarding any potential changes to the benefit provisions beyond those to which the Company is currently committed, for example under existing collective bargaining agreements.

Benefits accruing under the traditional years of service and compensation formula were grandfathered and, since 2009, have been replaced with a cash balance feature. Except for major collectively bargained plans, our qualified defined benefit pension plans are frozen as to new entrants and future service accruals. The Company's policy is to fund its qualified defined benefit pension plans at least to the minimum amounts required under U.S. Government regulations.

The Company sponsors 401(k) defined contribution plans in which most employees, including certain union employees, are eligible to participate. Company contributions for most defined contribution plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution benefit formula, non-union represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution plans for the years ended December 31, 2012, 2011 and 2010, were $56 million, $55 million and $51 million, respectively.

The Company provides supplemental pension plans for certain officers. The related liability was $113 million and $83 million as of December 31, 2012 and 2011, respectively. Certain of these plans are funded through grantor trusts.

The Company provides contributory postretirement health care and life insurance benefits to a closed group of eligible employees, retirees, and their qualifying dependents. Covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age, years of service, and grandfathered requirements. Benefits are not guaranteed and the Company reserves the right to amend or terminate coverage at any time. The Company's contributions for health care benefits are subject to caps, which limit Company contributions when spending thresholds are reached. As of July 1, 2003, for Newport News and January 1, 2004, for Ingalls, newly hired employees were not eligible for postretirement health care and life insurance benefits.

The measurement date for all of the Company's retirement plans is December 31. The cost of the Company's defined benefit plans and other postretirement plans for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$133	$125	$127	$15	$15	$15
Interest cost	212	199	182	40	44	41
Expected return on plan assets	(267)	(266)	(232)	—	—	—
Amortization of prior service cost (credit)	12	12	13	(7)	(7)	(7)
Amortization of net actuarial loss (gain)	77	33	38	13	12	10
Net periodic benefit cost	$167	$103	$128	$61	$64	$59

The funded status of the Company's plans as of December 31, 2012 and 2011, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,123	$3,442	$835	$791
Service cost	133	125	15	15
Interest cost	212	199	40	44
Plan participants contributions	8	10	18	18
Plan amendments	—	—	(11)	—
Actuarial loss (gain)	728	489	118	16
Benefits paid	(138)	(123)	(55)	(50)
Transfers	—	(16)	—	—
Curtailments	(5)	(3)	—	—
Medicare Part D subsidy	—	—	5	1
Benefit obligation at end of year	5,061	4,123	965	835
Change in Plan Assets
Fair value of plan assets at beginning of year	3,238	3,183	1	1
Gain on plan assets	396	182	—	1
Employer contributions	239	3	31	30
Plan participants' contributions	8	10	18	18
Benefits paid	(138)	(123)	(55)	(50)
Transfers	2	(17)	—	—
Medicare Part D subsidy	—	—	5	1
Fair value of plan assets at end of year	3,745	3,238	—	1
Funded status	$(1,316)	$(885)	$(965)	$(834)

Amounts Recognized in the Consolidated Statements of Financial Position:
Pension plan assets	$—	$64	$—	$—
Current liability (1)	(15)	(13)	(166)	(172)
Non-current liability (2)	(1,301)	(936)	(799)	(662)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	75	87	(27)	(23)
Net actuarial loss (gain)	1,694	1,179	286	180

(1)	Included in other current liabilities and current portion of postretirement plan liabilities, respectively.

(2)	Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO") and asset values for the Company's qualified pension plans were $4,948 million, $4,431 million, and $3,745 million, respectively, as of December 31, 2012, and $4,039 million, $3,637 million, and $3,238 million, respectively, as of December 31, 2011. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $5,061 million and $3,745 million, respectively, as of December 31, 2012, and $3,307 million and $2,358 million, respectively, as of December 31, 2011.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $3,616 million and $2,802 million, respectively, as of December 31, 2012, and $2,946 million and $2,358 million, respectively, as of December 31, 2011. The ABO for all pension plans was $4,529 million and $3,747 million as of December 31, 2012 and 2011, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) are as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2012	2011	2010	2012	2011	2010
Prior service cost (credit)	$—	$—	$—	$11	$—	$—
Amortization of prior service cost (credit)	12	12	13	(7)	(7)	(7)
Net actuarial loss (gain)	(599)	(573)	(17)	(118)	(16)	(27)
Amortization of net actuarial loss (gain)	77	33	38	13	12	10
Other	7	1	(6)	(1)	—	—
Total changes in accumulated other comprehensive income (loss)	$(503)	$(527)	$28	$(102)	$(11)	$(24)

The amounts in accumulated other comprehensive income (loss) as of December 31, 2012, expected to be recognized as components of net periodic expense in 2013 are as follows:

($ in millions)	Pension Benefits	Other Benefits
Prior service cost (credit)	$12	$(8)
Net loss	121	17
Total	$133	$9

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on external estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, and changes in the health status of the plan participants. Using a combination of market expectations and economic projections, including the effect of health care reform, on December 31, 2012, the Company selected an expected initial health care cost trend rate of 7.67% and an ultimate health care cost trend rate of 5.00% reached in 2021. On December 31, 2011, the Company assumed an expected initial health care cost trend rate of 8.00% and an ultimate health care cost trend rate of 5.00% reached in 2018.

The weighted average assumptions used to determine the net periodic benefit costs were as follows:

	Pension Benefits
($ in millions)	2012	2011	2010
Assumptions Used to Determine Benefit Cost for the Year Ended December 31:
Discount rate	5.23%	5.84%	6.04%
Expected long-term rate on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	3.64%	3.43%	3.51%

	Other Benefits
($ in millions)	2012	2011	2010
Assumptions Used to Determine Benefit Cost for the Year Ended December 31:
Discount rate	4.94%	5.58%	5.84%
Initial health care cost trend rate assumed for next year	8.00%	8.00%	7.00%
Gradually declining to a rate of	5.00%	5.00%	5.00%
Year in which the rate reaches the ultimate rate	2018	2017	2014

The weighted average assumptions used to determine the benefit obligations were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2012	2011	2012	2011
Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	4.24%	5.23%	4.04%	4.94%
Rate of compensation increase	3.66%	3.64%
Initial health care cost trend rate assumed for next year			7.67%	8.00%
Gradually declining to a rate of			5.00%	5.00%
Year in which the rate reaches the ultimate rate			2021	2018

A one percent change in the assumed health care cost trend rates would have the following effects on 2012 results:

	1 Percentage Point
($ in millions)	Increase	Decrease
Effect on postretirement benefit expense	$3	$(2)
Effect on postretirement benefit obligations	42	(41)

The Company makes both minimum and discretionary contributions to its defined benefit pension plans. The Employee Retirement Income Security Act of 1974 ("ERISA") defines the minimum amount that must be contributed to our qualified defined benefit pension plans. The Company considers various elements, including the current and future anticipated funding levels of each plan, in determining whether to make discretionary contributions to these plans above the minimum required amounts. Contributions to the Company's qualified defined benefit pension plans are affected by the actual return on plan assets and a plan's funded status. The following table presents the minimum and discretionary contributions the Company made to its pension and other postretirement benefit plans for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31
($ in millions)	2012	2011	2010
Pension plans
Minimum (1)	$64	$—	$—
Discretionary
Qualified	172	—	102
Non-qualified	3	3	3
Other benefit plans	31	33	33
Total contributions	$270	$36	$138

(1)	Qualified pension plans only.

For the year ending December 31, 2013, the Company expects its cash contributions to its qualified defined benefit pension plans to range from $270 million to $330 million all of which will be discretionary. For the year ending December 31, 2013, the Company expects its cash contributions to its postretirement benefit pension plans to be approximately $38 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations as of December 31, 2012. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2013	$147	$41	$3
2014	164	46	3
2015	179	51	4
2016	196	56	4
2017	214	61	4
Years 2018 to 2022	$1,349	$372	$26

Pension Plan Assets

Pension assets include public equities, government and corporate bonds, cash and cash equivalents, private real estate funds and hedge funds and other assets. Plan assets are held in a master trust and overseen by the Company's Investment Committee. All assets are externally managed through a combination of active and passive strategies. Managers may only invest in the asset classes for which they have been appointed.

The Investment Committee is responsible for setting the policy that provides the framework for management of the assets. The plans' Investment Committee has set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2012, as follows:

	Range
U.S. equities	27	-	40%
International equities	13	-	25%
Long bonds	25	-	50%
Alternative investments	5	-	15%

The general objectives of the Company's pension asset strategy are to earn a rate of return over time to satisfy the benefit obligations of the plans, meet minimum ERISA funding requirements, and maintain sufficient liquidity to pay benefits and address other cash requirements within the master trust. Specific investment objectives include reducing the volatility of pension assets relative to benefit obligations, achieving a competitive, total investment return, achieving diversification between and within asset classes, and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified. Decisions regarding investment policies and asset allocation are made with the understanding of the historical and prospective return and risk characteristics of various asset classes, the effect of asset allocations on funded status, future Company contributions, and projected expenditures, including benefits. The Company updates its asset allocations periodically. The Company uses various analytics to determine the optimal asset mix and consider plan obligation characteristics, duration, liquidity characteristics, funding requirements, expected rates of return, regular rebalancing, and the distribution of returns. Actual allocations to each asset class could vary from target allocations due to periodic investment strategy changes, short-term market value fluctuations, the length of time it takes to fully implement investment allocation positions, such as real estate and other alternative investments, and the timing of benefit payments and Company contributions.

Taking into account the asset allocation ranges, the investment fiduciary determines the specific allocation of the master trust's investments within various asset classes. The master trust utilizes select investment strategies, which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, demonstrated fiduciary responsibility, investment management experience, and a review of the investment managers' policies and processes. Investment performance is monitored frequently against appropriate benchmarks and tracked to compliance guidelines with the assistance of third party consultants and performance evaluation tools and metrics.

Plan assets are stated at fair value. The Company employs a variety of pricing sources to estimate the fair value of its pension plan assets, including independent pricing vendors, dealer or counterparty-supplied valuations, third-party appraisals, appraisals prepared by the Company's investment managers, or other experts.

Investments in equity securities, common and preferred, are valued at the last reported sales price when an active market exists. Securities for which official or last trade pricing on an active exchange is available are classified as Level 1. If closing prices are not available, securities are valued at the last trade price, if deemed reasonable, or a broker's quote in a non-active market, and are typically categorized as Level 2.

Investments in fixed-income securities are generally valued by independent pricing services, or dealers who make markets in such securities. Pricing methods are based upon market transactions for comparable securities and various relationships between securities, which are generally recognized by institutional traders, and typically are categorized as Level 2. Fixed-income securities categorized as Level 3 typically are priced by dealers and pricing services that use pricing models that incorporate unobservable inputs.

Investments in hedge funds generally do not have readily available market quotations and are estimated at fair value, which primarily utilizes Net Asset Values ("NAV") or the equivalent, as a practical expedient, as reported by the investment manager. Hedge funds usually have restrictions on redemptions that might affect the ability to sell the investment at NAV in the short term, and valuations might lag by up to three months. Accordingly, these investments are typically classified as Level 3.

Real estate funds are typically valued through updated independent third-party appraisals, which are adjusted for changes in cash flows, market conditions, property performance, and leasing status. Since these investments do not have readily available market quotations, these investments are generally valued at NAV or its equivalent, as a practical expedient, as reported by the asset manager. Redemptions from real estate funds are also subject to various restrictions. Accordingly, these investments are classified as Level 3.

Management reviews independently appraised values, audited financial statements, and additional pricing information to evaluate the net asset values. For the very limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

Some assets might be illiquid, and the Company might be unable to quickly liquidate them at an amount close or equal to fair value in order to meet the plans' liquidity requirements or respond to specific events such as the creditworthiness of any particular issuer or counterparty. Illiquid assets are generally long-term investments that complement the long-term nature of the Company's pension obligations and are generally not used to fund benefit payments in the short term. Management monitors liquidity risk on an ongoing basis and has procedures designed to maintain flexibility in troubled markets.

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

The fair value of the Company's retirement plan assets by asset category and by Level as described in Note 2: Summary of Significant Accounting Policies were as follows:

	December 31, 2012
($ in millions)	Total	Level 1	Level 2	Level 3
Asset Category
Equity
U.S. equities (1)	$1,222	$192	$1,030	$—
International equities (1)	694	306	388	—
Fixed Income
U.S. government	368	—	368	—
U.S. agency	186	—	186	—
Non-U.S. government	57	—	57	—
Investment grade (2)	692	—	692	—
Asset backed	74	—	74	—
Non-investment grade (3)	33	—	33	—
Cash and cash equivalents (4)	73	18	55	—
Hedge funds	181	—	—	181
Real estate fund	162	—	—	162
Other (5)	3	—	3	—
Total assets at fair value	$3,745	$516	$2,886	$343

(1)	U.S. and international equity securities include investments in small, medium and large capitalization stocks of public companies held in separately managed accounts or commingled trust funds.

(2)	Investment grade fixed income securities include corporate bonds rated Baa3/BBB- or higher by one or more rating agencies.

(3)	Non-investment grade fixed income securities include corporate bonds consistently rated below Baa3/BBB- by one or more rating agencies and a high yield commingled fund.

(4)
Cash and cash equivalents are highly liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle. The Company's plan asset allocation policy does not include cash.

(5)	Other investments include swaps, options, and insurance contracts.

	December 31, 2011
($ in millions)	Total	Level 1	Level 2	Level 3
Asset Category
Equity
U.S. equities (1)	$884	$884	$—	$—
International equities (1)	503	—	503	—
Fixed Income
U.S. government	329	—	329	—
U.S. agency	175	—	175	—
Non-U.S. government	52	—	52	—
Investment grade (2)	711	—	711	—
Asset backed	80	—	80	—
Non-investment grade (3)	12	—	12	—
Cash and cash equivalents (4)	338	2	336	—
Hedge funds	149	—	—	149
Other (5)	6	—	6	—
Total assets at fair value	$3,239	$886	$2,204	$149

(1)	U.S. and international equity securities include investments in small, medium and large capitalization stocks of public companies held in separately managed accounts or commingled trust funds.

(2)	Investment grade fixed income securities include corporate bonds rated Baa3/BBB- or higher by one or more rating agencies.

(3)	Non-investment grade fixed income securities include corporate bonds consistently rated below Baa3/BBB- by one or more rating agencies and a high yield commingled fund.

(4)
Cash and cash equivalents are highly liquid short-term investment funds. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle. The Company's plan asset allocation policy does not include cash.

(5)	Other investments include futures, swaps, options, and insurance contracts.

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The net fair market value of the Plan's derivatives through direct or separate account investments was less than $1 million and $2 million as of December 31, 2012 and 2011, respectively.

The following tables summarize the changes in Level 3 retirement plan assets measured at fair value for the years ended December 31, 2012 and 2011.

		Return on plan assets
		Attributable to Assets Held at December 31, 2012
	Fair Value at December 31, 2011		Attributable to Assets Sold			Transfers		Fair Value at December 31, 2012
						Into	(Out) of
($ in millions)				Purchases	Sales	Level 3	Level 3
Asset Category:
Hedge funds	$149	$12	$—	$20	$—	$—	$—	$181
Real estate fund	—	12	—	150	—	—	—	162
Total Level 3 fair value	$149	$24	$—	$170	$—	$—	$—	$343

		Return on plan assets
		Attributable to Assets Held at December 31, 2011
	Fair Value at December 31, 2010		Attributable to Assets Sold			Transfers		Fair Value at December 31, 2011
						Into	(Out) of
($ in millions)				Purchases	Sales	Level 3	Level 3
Asset Category:
Private equity	$232	$—	$8	$41	$(281)	$—	$—	$—
Hedge funds	181	(1)	5	150	(186)	—	—	149
Non-investment grade	9	—	(1)	—	(8)	—	—	—
Real estate fund	165	—	6	22	(193)	—	—	—
Total Level 3 fair value	$587	$(1)	$18	$213	$(668)	$—	$—	$149

17. STOCK COMPENSATION PLANS

As of December 31, 2012, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan") and the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan").

Stock Compensation Plans

On March 23, 2012, the Company's board of directors adopted the 2012 Plan, subject to stockholder approval, and the Company's stockholders approved the 2012 Plan on May 2, 2012. The 2012 award grants made on or after May 2, 2012, were made under the 2012 Plan. The 2012 award grants made prior to May 2, 2012, were made under the 2011 Plan. No future grants will be made under the 2011 Plan.

The 2012 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant. Stock awards, in the form of restricted performance stock rights and restricted stock rights, are granted to key employees and members of the board of directors without payment to the Company. The fair value of the performance-based stock awards is determined based on the closing market price of HII's common stock on the grant date. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance and/or service criteria. The 2012 Plan authorized (i) 3.4 million new shares plus (ii) any shares subject to outstanding awards under the 2011 Plan that are subsequently forfeited back to the Company; plus (iii) any shares subject to outstanding awards under the 2011 Plan that are subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2012, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2012 Plan was 3.6 million.

The 2011 Plan permitted the awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant was made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant, with the exception of the options issued at the time of the spin-off in exchange for Northrop Grumman stock options. Stock awards, in the form of restricted performance stock rights and restricted stock rights, were granted to key employees and members of the board of directors without payment to the Company. The fair value of the performance-based stock awards was determined based on the closing market price of HII's common stock on the grant date. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance and/or service criteria.

In addition to the grants resulting from the conversion of the Northrop Grumman awards discussed below, the Company issued the following awards in the years ended December 31, 2012 and 2011:

Restricted Performance Stock Rights - On August 27, 2012, the Company granted approximately 4,000 RPSRs at a share price of $40.03. These rights are subject to cliff vesting based on service over two years, four months from the date of grant. On February 27, 2012, the Company granted 0.6 million RPSRs at a share price of $35.92. These rights are subject to cliff vesting based on service over two years, ten months from the date of grant. On March 31, 2011, the Company granted 0.5 million RPSRs at a share price of $41.50. These rights are subject to cliff vesting based on service over two years, nine months from the date of grant. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grant are expected to ultimately vest.

Restricted Stock Rights - In connection with the spin-off, retention stock awards were granted to key employees to ensure a successful transition and business continuity. On March 31, 2011, the Company granted 0.7 million restricted stock rights at a share price of $41.50 with cliff vesting three years from the grant date.

Stock Rights - The Company granted stock rights to its non-employee directors on January 2, 2012, April 2, 2012, July 2, 2012, and October 2, 2012, with each grant less than 10,000 shares. In connection with the spin off, the Company granted 36,000 stock rights to its non-employee directors. Additional grants of stock rights were made to non-employee directors on April 1, 2011, July 2, 2011, and October 3, 2011, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date, but shares to settle such vested stock rights are not issued until the end of a non-employee director's service on the board.

Effect of the Spin-Off

Prior to the spin-off, HII's current and former employees participated in certain of Northrop Grumman's stock-based award plans (the "Northrop Grumman Plan"). As of the date of the spin-off, the shares, options, and rights under the Northrop Grumman Plan were converted to shares, options, and rights under the 2011 Plan. The conversion was effected so that the outstanding stock-based awards held by the Company's current and former employees on the distribution date were adjusted to reflect the value of the distribution such that the intrinsic value of the awards was not diluted at the time of, and due to, the separation. This was achieved using the conversion rate determined in the spin-off agreement. Unless otherwise stated, share amounts and share prices detailed below were retroactively adjusted to reflect the impact of the conversion. The Company measured the fair value of the awards immediately before and after the conversion, and there was no incremental compensation expense associated with the conversion.

The following is a description of the Northrop Grumman Plan awards, which were converted into awards under the 2011 Plan.

Converted Stock Options - As of the date of the spin-off, outstanding options held by HII's current and former employees under the Northrop Grumman Plan were converted to options of HII under the 2011 Plan. Based on the conversion factor of 1.65, as determined in the spin-off agreement, approximately 1.0 million options in the Northrop Grumman Plan were converted into approximately 1.6 million options in the 2011 Plan. Outstanding stock options granted prior to 2008 generally vest in 25% increments over four years from the grant date and expire ten years after the grant date. Stock options granted in 2008 and later vest in 33% increments over three years from the grant date and expire seven years after the grant date. Of the 1.6 million options converted under the 2011 Plan, approximately 1.4 million were fully vested at the time of conversion. The cumulative intrinsic value of the options at conversion was maintained in the conversion, and totaled $15 million at March 31, 2011.

Converted Restricted Performance Stock Rights - As of the date of the spin-off, outstanding RPSRs in the Northrop Grumman Plan were converted to 1.2 million RPSRs of HII under the 2011 Plan. Under the Northrop Grumman Plan, those rights were subject to performance criteria, which impact the ultimate number of shares that vest. Upon conversion, a portion of the performance factors for these converted stock rights were fixed based on the achievement of pre-spin-off targets under the Northrop Grumman Plan, and continued to vest subject to continued service. The remaining portion of the performance factors for these converted stock rights were subject to continued performance targets established by the Company. All converted RPSRs were fully vested as of December 31, 2012.

Compensation Expense

The Company recorded $41 million, $46 million and $16 million of expense related to stock-based compensation in the years ended December 31, 2012, 2011 and 2010, respectively, of which $40 million, $45 million and $15 million, respectively, related to stock awards and $1 million in each of the years ended December 31, 2012, 2011 and 2010 related to stock options. The Company recorded $16 million, $16 million and $6 million as a tax benefit related to stock-based compensation in the years ended December 31, 2012, 2011 and 2010, respectively.

The Company realized tax benefits in the years ended December 31, 2012 and 2011, of $1 million and $2 million, respectively, from the exercise of stock options and $14 million and $10 million, respectively, from the issuance of stock in settlement of RPSRs and RSRs.

Unrecognized Compensation Expense

As of December 31, 2012, the Company had less than $1 million of unrecognized compensation expense related to unvested stock option awards, which will be fully recognized in 2013.

In addition, as of December 31, 2012, the Company had $11 million of unrecognized compensation expense associated with the 2011 RSRs, which will be recognized over a period of 1.2 years, and $23 million of unrecognized expense associated with the 2012 and 2011 RPSRs, which will be recognized over a weighted average period of 1.4 years.

Stock Options

The compensation expense for the outstanding converted stock options was determined at the time of grant by Northrop Grumman. No options were granted during the years ended December 31, 2012 and 2011. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the options. The fair value of each of the stock option awards was estimated on the date of grant using a Black-Scholes option pricing model.

The stock option activity for the years ended December 31, 2012 and 2011, was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at March 31, 2011	1,647	$34.05	3.6 years	$—
Exercised	(64)	28.10
Canceled and Forfeited	—	—
Outstanding at December 31, 2011	1,583	33.27	2.9 years	(3)
Exercised	(405)	33.04
Canceled and Forfeited	(12)	34.01
Outstanding at December 31, 2012	1,166	$34.67	2.6 years	$12
Vested and expected to vest in the future at December 31, 2012	1,166	$34.67	2.6 years	$12
Exercisable at December 31, 2012	1,099	$34.58	2.5 years	$11

The intrinsic value of options exercised during the years ended December 31, 2012 and 2011, was $3 million and less than $1 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or at period end for outstanding options, less the applicable exercise price. The Company issued new shares to satisfy exercised options.

Stock Awards

The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date. Compensation expense for stock awards is measured based on the grant date fair value and recognized over the vesting period, generally three years.

For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management's expectations regarding the relevant service or performance criteria.

The stock award activity for the years ended December 31, 2012 and 2011, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at March 31, 2011	1,237	$31.89	1.3 years
Granted	1,213	41.38
Adjustment due to performance	483	35.91
Vested	(827)	27.23
Forfeited	(16)	39.67
Outstanding at December 31, 2011	2,090	39.69	1.8 years
Granted	581	36.04
Adjustment due to performance	164	37.25
Vested	(881)	37.27
Forfeited	(53)	40.01
Outstanding at December 31, 2012	1,901	$39.92	1.4 years

Vested awards include stock awards fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for the outstanding RPSRs are based on two metrics as defined in the grant agreements: cumulative operating margin weighted at 50% and cumulative free cash flow weighted at 50%.

18. RELATED PARTY TRANSACTIONS AND FORMER PARENT COMPANY EQUITY

Northrop Grumman Transitional Services - Post-Spin-Off

In connection with the spin-off, HII entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provided HII at cost with certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services. The term of the Transition Services Agreement ended on October 9, 2012. For the years ended December 31, 2012 and 2011, costs incurred for these services under the Transition Services Agreement were approximately $20 million and $75 million, respectively.

Allocation of General Corporate Expenses - Pre-Spin-Off

The consolidated financial statements for the year ended December 31, 2010 and the period from January 1, 2011, to March 30, 2011, the date of the spin-off, reflect an allocation of general corporate expenses from Northrop Grumman. These costs were historically allocated to HII's contracts, unless prohibited by the FAR, and generally fall into one of the following categories:

Northrop Grumman management and support services - This category includes costs for functions such as human resources, treasury, risk management, internal audit, finance, tax, legal, executive office and other administrative support. Human resources, employee benefits administration, treasury and risk management were generally allocated to the Company based on relative gross payroll dollars; internal audit was generally allocated based on audit hours incurred related to the Company; and the remaining costs were generally allocated using a three-factor-formula that considered the Company's relative amounts of revenues, payroll and average asset balances as compared with the total value of these factors for all Northrop Grumman entities utilizing these support services (the "Three Factor Formula"). The consolidated financial statements include Northrop Grumman management and support services allocations totaling $32 million and $115 million for the years ended December 31, 2011 and 2010, respectively.

Shared services and infrastructure costs - This category includes costs for functions such as information technology support, systems maintenance, telecommunications, procurement and other shared services while HII was a subsidiary of Northrop Grumman. These costs were generally allocated to the Company using the Three Factor Formula or based on usage. The consolidated financial statements reflect shared services and infrastructure costs allocations totaling $80 million and $325 million for the years ended December 31, 2011 and 2010, respectively.

Northrop Grumman-provided benefits - This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, incentive compensation and other benefits. These costs were generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. The consolidated financial statements include Northrop Grumman-provided benefits allocations totaling $169 million and $725 million for the years ended December 31, 2011 and 2010, respectively.

Management believes that the methods of allocating these costs are reasonable, consistent with past practices, and in conformity with cost allocation requirements of CAS or the FAR.

Related Party Sales and Cost of Sales

Prior to the spin-off, HII purchased and sold certain products and services from and to other Northrop Grumman entities. Purchases of products and services from these affiliated entities, which were recorded at cost, were $44 million and $97 million for the years ended December 31, 2011 and 2010, respectively. Sales of products and services to these entities were $1 million and $8 million for the years ended December 31, 2011 and 2010, respectively.

Former Parent's Equity in Unit

Transactions between HII and Northrop Grumman prior to the spin-off have been included in the consolidated financial statements and were effectively settled for cash at the time the transaction was recorded. The net effect of the settlement of these transactions is reflected as Former Parent's Equity in Unit in the consolidated statement of changes in equity.

19. UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2012 and 2011, are set forth in the following tables:

	Year Ended December 31, 2012
($ in millions, except per share amounts)	1st Qtr (1)	2nd Qtr (1)	3rd Qtr (1)	4th Qtr
Sales and service revenues	$1,568	$1,721	$1,596	$1,823
Operating income (loss)	80	106	66	106
Earnings (loss) before income taxes	50	77	37	77
Net earnings (loss)	33	50	13	50
Dividends declared per share	$—	$—	$—	$0.10
Basic earnings (loss) per share	$0.67	$1.01	$0.26	$1.01
Diluted earnings (loss) per share	$0.67	$1.00	$0.26	$0.98

	Year Ended December 31, 2011
($ in millions, except per share amounts)	1st Qtr (2)	2nd Qtr (2)	3rd Qtr (2)(3)	4th Qtr (2)(3)
Sales and service revenues	$1,684	$1,563	$1,593	$1,735
Operating income (loss)	83	89	(193)	121
Earnings (loss) before income taxes	68	59	(223)	92
Net earnings (loss)	44	39	(250)	67
Basic earnings (loss) per share	$0.90	$0.80	$(5.11)	$1.37
Diluted earnings (loss) per share	$0.90	$0.79	$(5.11)	$1.35

(1)
The Company has not revised its 2012 quarterly condensed consolidated financial statements for the errors discussed in Note 2: Summary of Significant Accounting Policies based on management's conclusion that these errors are not material to those previously issued financial statements.

(2)	Reflects immaterial error corrections discussed in Note 2: Summary of Significant Accounting Policies.

(3)	In the third quarter of 2011, HII recorded a $300 million goodwill impairment charge, which was adjusted in the fourth quarter of 2011 to $290 million based on the final impairment analysis.

20. SUBSIDIARY GUARANTORS

Performance of the Company's obligations under the senior notes, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future domestic restricted subsidiaries that guarantees debt under the Credit Facility. The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII.

Prior to the spin-off of HII from Northrop Grumman, Northrop Grumman conducted an internal reorganization, effective on March 30, 2011, that resulted in the Company's current organizational structure, which consists of HII as the direct or indirect parent of all of the Subsidiary Guarantors. Prior to this internal reorganization, HII had no independent assets or operations and no subsidiaries. Accordingly, for all periods ended prior to March 30, 2011, the consolidated financial information of the Company is attributable entirely to the Subsidiary Guarantors.

Set forth below are the condensed consolidating statements of operations and comprehensive income for the years ended December 31, 2012 and 2011, condensed consolidating statements of financial position as of December 31, 2012, and December 31, 2011, and the condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries:

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$5,755	$—	$—	$5,755
Service revenues	—	953	19	(19)	953
Total sales and service revenues	—	6,708	19	(19)	6,708
Cost of sales and service revenues
Cost of product sales	—	4,827	—	—	4,827
Cost of service revenues	—	802	19	(19)	802
Income (loss) from operating investments, net	—	18	—	—	18
General and administrative expenses	—	739	—	—	739
Operating income (loss)	—	358	—	—	358
Interest expense	(111)	(6)	—	—	(117)
Other income, net	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	213	—	—	(213)	—
Earnings (loss) before income taxes	102	352	—	(213)	241
Federal income taxes	(44)	139	—	—	95
Net earnings (loss)	$146	$213	$—	$(213)	$146
Other comprehensive income (loss), net of tax	(364)	(364)	—	364	(364)
Comprehensive income (loss)	$(218)	$(151)	$—	$151	$(218)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$5,676	$—	$—	$5,676
Service revenues	—	899	—	—	899
Total sales and service revenues	—	6,575	—	—	6,575
Cost of sales and service revenues
Cost of product sales	—	4,794	—	—	4,794
Cost of service revenues	—	777	—	—	777
Income (loss) from operating investments, net	—	20	—	—	20
General and administrative expenses	—	634	—	—	634
Goodwill impairment	—	290	—	—	290
Operating income (loss)	—	100	—	—	100
Interest expense	(89)	(15)	—	—	(104)
Equity in earnings (loss) of subsidiaries	(42)	—	—	42	—
Earnings (loss) before income taxes	(131)	85	—	42	(4)
Federal income taxes	(31)	127	—	—	96
Net earnings (loss)	$(100)	$(42)	$—	$42	$(100)
Other comprehensive income (loss), net of tax	(330)	(330)	—	330	(330)
Comprehensive income (loss)	$(430)	$(372)	$—	$372	$(430)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,056	$—	$1	$—	$1,057
Accounts receivable, net	—	905	—	—	905
Inventoried costs, net	—	288	—	—	288
Deferred income taxes	—	213	—	—	213
Prepaid expenses and other current assets	—	22	4	(5)	21
Total current assets	1,056	1,428	5	(5)	2,484
Property, plant, and equipment, net	—	2,034	—	—	2,034
Other Assets
Goodwill	—	881	—	—	881
Other purchased intangibles, net of accumulated amortization	—	548	—	—	548
Debt issuance costs	39	—	—	—	39
Miscellaneous other assets	—	406	—	—	406
Investment in subsidiaries	2,282	—	—	(2,282)	—
Intercompany receivables	—	960	—	(960)	—
Total other assets	2,321	2,795	—	(3,242)	1,874
Total assets	$3,377	$6,257	$5	$(3,247)	$6,392

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$377	$—	$—	$377
Current portion of long-term debt	51	—	—	—	51
Current portion of workers’ compensation liabilities	—	216	—	—	216
Current portion of postretirement plan liabilities	—	166	—	—	166
Accrued employees’ compensation	—	235	—	—	235
Advance payments and billings in excess of revenues	—	134	—	—	134
Other current liabilities	25	180	5	(5)	205
Total current liabilities	76	1,308	5	(5)	1,384
Long-term debt	1,674	105	—	—	1,779
Other postretirement plan liabilities	—	799	—	—	799
Pension plan liabilities	—	1,301	—	—	1,301
Workers’ compensation liabilities	—	403	—	—	403
Other long-term liabilities	—	59	—	—	59
Intercompany liabilities	960	—	—	(960)	—
Total liabilities	2,710	3,975	5	(965)	5,725
Stockholders’ equity	667	2,282	—	(2,282)	667
Total liabilities and stockholders’ equity	$3,377	$6,257	$5	$(3,247)	$6,392

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$915	$—	$—	$—	$915
Accounts receivable, net	—	711	—	—	711
Inventoried costs, net	—	380	—	—	380
Deferred income taxes	—	232	—	—	232
Prepaid expenses and other current assets	—	30	—	—	30
Total current assets	915	1,353	—	—	2,268
Property, plant, and equipment, net	—	2,033	—	—	2,033
Other Assets
Goodwill	—	881	—	—	881
Other purchased intangibles, net of accumulated amortization	—	567	—	—	567
Pension plan assets	—	64	—	—	64
Debt issuance costs	48	—	—	—	48
Miscellaneous other assets	—	208	—	—	208
Investment in subsidiaries	2,345	—	—	(2,345)	—
Intercompany receivables	—	669	—	(669)	—
Total other assets	2,393	2,389	—	(3,014)	1,768
Total assets	$3,308	$5,775	$—	$(3,014)	$6,069

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$380	$—	$—	$380
Current portion of long-term debt	29	—	—	—	29
Current portion of workers’ compensation liabilities	—	201	—	—	201
Current portion of postretirement plan liabilities	—	172	—	—	172
Accrued employees’ compensation	—	221	—	—	221
Advance payments and billings in excess of revenues	—	101	—	—	101
Other current liabilities	26	242	—	—	268
Total current liabilities	55	1,317	—	—	1,372
Long-term debt	1,725	105	—	—	1,830
Other postretirement plan liabilities	—	662	—	—	662
Pension plan liabilities	—	936	—	—	936
Workers’ compensation liabilities	—	361	—	—	361
Other long-term liabilities	—	49	—	—	49
Intercompany liabilities	669	—	—	(669)	—
Total liabilities	2,449	3,430	—	(669)	5,210
Stockholders’ equity	859	2,345	—	(2,345)	859
Total liabilities and stockholders’ equity	$3,308	$5,775	$—	$(3,014)	$6,069

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(62)	$393	$1	$—	$332
Investing Activities
Additions to property, plant, and equipment	—	(162)	—	—	(162)
Net cash provided by (used in) investing activities	—	(162)	—	—	(162)
Financing Activities
Repayment of long-term debt	(29)	—	—	—	(29)
Repurchases of common stock	(1)	—	—	—	(1)
Dividends paid	(5)	—	—	—	(5)
Proceeds from stock option exercises	7	—	—	—	7
Cash sweep/funding by parent	231	(231)	—	—	—
Net cash provided by (used in) financing activities	203	(231)	—	—	(28)
Change in cash and cash equivalents	141	—	1	—	142
Cash and cash equivalents, beginning of period	915	—	—	—	915
Cash and cash equivalents, end of period	$1,056	$—	$1	$—	$1,057

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(47)	$575	$—	$—	$528
Investing Activities
Additions to property, plant, and equipment	—	(197)	—	—	(197)
Net cash provided by (used in) investing activities	—	(197)	—	—	(197)
Financing Activities
Proceeds from issuance of long-term debt	1,775	—	—	—	1,775
Repayment of long-term debt	(22)	—	—	—	(22)
Debt issuance costs	(54)	—	—	—	(54)
Repayment of notes payable to former parent and accrued interest	—	(954)	—	—	(954)
Dividend to former parent in connection with spin-off	(1,429)	—	—	—	(1,429)
Proceeds from stock option exercises	2	—	—	—	2
Net transfers from (to) former parent	—	1,266	—	—	1,266
Cash sweep/funding by parent	690	(690)	—	—	—
Net cash provided by (used in) financing activities	962	(378)	—	—	584
Change in cash and cash equivalents	915	—	—	—	915
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$915	$—	$—	$—	$915

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control – Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

/s/ C. Michael Petters	/s/ Barbara A. Niland
C. Michael Petters	Barbara A. Niland
President and Chief Executive Officer	Corporate Vice President, Business Management and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Executive Officers

Information regarding our executive officers may be found under Item 4A.

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all of our employees, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics and Business Conduct can be found on our internet website at www.huntingtoningalls.com under "Investor Relations—Corporate Governance—Highlights." A copy of the Code of Ethics and Business Conduct is available to any stockholder who requests it by writing to: Huntington Ingalls Industries, Inc., c/o Office of the Secretary, 4101 Washington Avenue, Newport News, VA 23607. If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on our website.

Our website and information contained on it or incorporated in it are not intended to be incorporated in this report on Form 10-K or other filings with the SEC.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table presents the equity securities available for issuance under our equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,946,111	$34.67	3,608,527
Equity compensation plans not approved by security holders(3)	—	—	—
Total	3,946,111	$34.67	3,608,527
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. Of these shares, 1,166,492 were subject to stock options, 2,060,138 were subject to outstanding restricted performance stock rights, 641,556 were restricted stock rights, and 63,033 were stock rights granted under the 2011 Plan. In addition, this number includes 9,129 stock rights and 5,763 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement.
(2) This is the weighted average exercise price of the 1,166,492 outstanding stock options only.
(3) There are no awards made under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     1. Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Statements of Operations and Comprehensive Income
Consolidated Statements of Financial Position
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements

2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts
All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2010
Valuation allowance for deferred tax assets	$—	$—	$—	$—
Year Ended December 31, 2011
Valuation allowance for deferred tax assets	—	18	—	18
Year Ended December 31, 2012
Valuation allowance for deferred tax assets	$18	$3	$—	$21

3. Exhibits

2.1
Separation and Distribution Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc., Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2	Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2012).

4.1
Indenture, dated as of March 11, 2011, between Huntington Ingalls Industries, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 8 to Registration Statement on Form 10 filed on March 15, 2011).

4.2
Supplemental Indenture, dated as of March 30, 2011, among Huntington Ingalls Industries, Inc., the Guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on December 15, 2011).

10.1
Credit Agreement, dated as of March 11, 2011, among Huntington Ingalls Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and Credit Suisse AG, as swingline lender (incorporated by reference to Exhibit 10.27 to the Company's Amendment No. 9 to Registration Statement on Form 10 filed on March 16, 2011).

10.2
Form of Indemnification Agreement and Schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2012).

10.3
Employee Matters Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 4, 2011).

10.4
Insurance Matters Agreement, dated as of March 29, 2011, among Titan II Inc. (formerly Northrop Grumman Corporation), Northrop Grumman Corporation (formerly New P, Inc.) and Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 4, 2011).

10.5
Intellectual Property License Agreement, dated as of March 29, 2011, between Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 4, 2011).

10.6
Tax Matters Agreement, dated as of March 29, 2011, among Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 4, 2011).

10.7
Transition Services Agreement, dated as of March 29, 2011, among Northrop Grumman Systems Corporation, Northrop Grumman Shipbuilding, Inc., Northrop Grumman Corporation (formerly New P, Inc.) and Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 4, 2011).

10.8
Loan Agreement, dated as of May 1, 1999, between Ingalls Shipbuilding, Inc. and the Mississippi Business Finance Corporation relating to the Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project) Taxable Series 1999A due 2024 (incorporated by reference to Exhibit 10.6 to the Company's Amendment No. 1 to Registration Statement on Form 10 filed on November 24, 2010).

10.9
Indenture of Trust, dated as of May 1, 1999, between the Mississippi Business Finance Corporation and the First National Bank of Chicago, as Trustee, relating to the Economic Development Revenue Bonds (Ingalls Shipbuilding, Inc. Project) Taxable Series 1999A due 2024 (incorporated by reference to Exhibit 10.7 to the Company's Amendment No. 1 to Registration Statement on Form 10 filed on November 24, 2010).

10.10
Loan Agreement, dated as of December 1, 2006, between Northrop Grumman Ship Systems, Inc. and the Mississippi Business Finance Corporation relating to the Gulf Opportunity Zone Industrial Development Revenue Bonds (Northrop Grumman Ship Systems, Inc. Project), Series 2006 due 2028 (incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 1 to Registration Statement on Form 10 filed on November 24, 2010).

10.11
Trust Indenture, dated as of December 1, 2006, between the Mississippi Business Finance Corporation and The Bank of New York Trust Company, N.A., as Trustee, relating to the Gulf Opportunity Zone Industrial Development Revenue Bonds (Northrop Grumman Ship Systems, Inc. Project), Series 2006 due 2028 (incorporated by reference to Exhibit 10.9 to the Company's Amendment No. 1 to Registration Statement on Form 10 filed on November 24, 2010).

10.12
Guaranty Agreement, dated as of May 1, 1999, between Litton Industries, Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 2 to Registration Statement on Form 10 filed on December 21, 2010).

10.13
Assumption of Guaranty of Litton Industries, Inc., dated as of January 1, 2003, by Northrop Grumman Systems Corporation (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 2 to Registration Statement on Form 10 filed on December 21, 2010).

10.14
Guaranty Agreement, dated as of December 1, 2006, between Northrop Grumman Corporation and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 2 to Registration Statement on Form 10 filed on December 21, 2010).

10.15
Performance and Indemnity Agreement, dated as of March 30, 2011, between Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) relating to the Gulf Opportunity Zone Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2011).

10.16
Performance and Indemnity Agreement, dated as of March 30, 2011, between Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) relating to certain performance guarantees associated with certain U.S. Navy shipbuilding contracts (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2011).

10.17
Ingalls Guaranty Performance, Indemnity and Termination Agreement, dated as of March 29, 2011, among Huntington Ingalls Industries, Inc., Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2011).

10.18*	Huntington Ingalls Industries Supplemental Plan 2 (incorporated by reference to Exhibit 10.16 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.19*	Huntington Ingalls Industries ERISA Supplemental Plan (incorporated by reference to Exhibit 10.17 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.20*	Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2012).

10.21*
First Amendment to Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries As Amended and Restated (effective March 31, 2012) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2012).

10.22*	Huntington Ingalls Industries Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.23*	Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.20 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.24*
Huntington Ingalls Industries Officers Retirement Account Contribution Plan (incorporated by reference to Exhibit 10.21 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.25*
HII Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan (incorporated by reference to Exhibit 10.22 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.26*
Huntington Ingalls Industries Electronic Systems Executive Pension Plan (incorporated by reference to Exhibit 10.23 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.27*
Huntington Ingalls Industries, Inc. Special Officer Retiree Medical Plan (incorporated by reference to Exhibit 10.24 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.28*
Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.25 to the Company's Amendment No. 8 to Registration Statement on Form 10 filed on March 15, 2011).

10.29*
The 2011 Incentive Compensation Plan of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.30*	Form of Award Certificate applicable to Non-Employee Director Stock Units Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans.

10.31*	Form of Award Certificate applicable to Restricted Performance Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans.

10.32*	Form of Award Certificate applicable to Restricted Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans.

10.33*	Form of Award Certificate applicable to Stock Options Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans.

10.34*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012).

10.35*	Performance-based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012).

11	Computation of Per Share Earnings (provided in Note 5 of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share”).

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2013.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters	President, Chief Executive Officer and Director
C. Michael Petters	(Principal Executive Officer)	February 27, 2013

/s/ Barbara A. Niland	Corporate Vice President, Business
Barbara A. Niland	Management and Chief Financial Officer
	(Principal Financial Officer)	February 27, 2013

/s/ Douglass L. Fontaine II	Corporate Vice President, Controller
Douglass L. Fontaine II	and Chief Accounting Officer
	(Principal Accounting Officer)	February 27, 2013
/s/ Thomas B. Fargo
Thomas B. Fargo	Chairman	February 27, 2013

/s/ Robert F. Bruner
Robert F. Bruner	Director	February 27, 2013

/s/ Artur G. Davis
Artur G. Davis	Director	February 27, 2013

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 27, 2013

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 27, 2013

/s/ Paul D. Miller
Paul D. Miller	Director	February 27, 2013

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 27, 2013

/s/ Karl M. von der Heyden
Karl M. von der Heyden	Director	February 27, 2013