Form 10-Q
period 2013-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2013-05-08
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of May 3, 2013, 50,146,225 shares of common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2013	2012
Sales and service revenues
Product sales	$1,321	$1,353
Service revenues	241	215
Total sales and service revenues	1,562	1,568
Cost of sales and service revenues
Cost of product sales	1,086	1,152
Cost of service revenues	213	189
Income (loss) from operating investments, net	2	3
General and administrative expenses	170	150
Operating income (loss)	95	80
Other income (expense)
Interest expense	(30)	(30)
Earnings (loss) before income taxes	65	50
Federal income taxes	21	17
Net earnings (loss)	$44	$33

Basic earnings (loss) per share	$0.88	$0.67
Weighted-average common shares outstanding	49.8	49.0

Diluted earnings (loss) per share	$0.87	$0.67
Weighted-average diluted shares outstanding	50.3	49.5

Net earnings (loss) from above	$44	$33
Other comprehensive income (loss)
Change in unamortized benefit plan costs	5	24
Other	2	—
Tax benefit (expense) for items of other comprehensive income	(5)	(9)
Other comprehensive income (loss), net of tax	2	15
Comprehensive income (loss)	$46	$48

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31 2013	December 31 2012
Assets
Current Assets
Cash and cash equivalents	$652	$1,057
Accounts receivable, net	1,199	905
Inventoried costs, net	310	288
Deferred income taxes	209	213
Prepaid expenses and other current assets	21	21
Total current assets	2,391	2,484
Property, plant, and equipment, net	2,004	2,034
Goodwill	881	881
Other purchased intangibles, net	542	548
Long-term deferred tax asset	317	329
Miscellaneous other assets	116	116
Total assets	$6,251	$6,392
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$247	$377
Accrued employees’ compensation	199	235
Current portion of long-term debt	38	51
Current portion of postretirement plan liabilities	166	166
Current portion of workers’ compensation liabilities	222	216
Advance payments and billings in excess of revenues	114	134
Other current liabilities	191	205
Total current liabilities	1,177	1,384
Long-term debt	1,779	1,779
Pension plan liabilities	1,316	1,301
Other postretirement plan liabilities	807	799
Workers’ compensation liabilities	404	403
Other long-term liabilities	61	59
Total liabilities	5,544	5,725
Commitments and Contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 50.2 million and 49.6 million issued and outstanding as of March 31, 2013, and December 31, 2012, respectively	1	—
Additional paid-in capital	1,892	1,894
Retained earnings (deficit)	39	—
Treasury stock	(1)	(1)
Accumulated other comprehensive income (loss)	(1,224)	(1,226)
Total stockholders’ equity	707	667
Total liabilities and stockholders’ equity	$6,251	$6,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2013	2012
Operating Activities
Net earnings (loss)	$44	$33
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	43	42
Amortization of purchased intangibles	6	5
Amortization of debt issuance costs	2	2
Stock-based compensation	9	8
Excess tax benefit related to stock-based compensation	(3)	—
Deferred income taxes	14	17
Change in
Accounts receivable	(294)	(243)
Inventoried costs	(17)	5
Prepaid expenses and other assets	—	2
Accounts payable and accruals	(194)	(125)
Retiree benefits	28	(75)
Net cash provided by (used in) operating activities	(362)	(329)
Investing Activities
Additions to property, plant, and equipment	(30)	(27)
Net cash provided by (used in) investing activities	(30)	(27)
Financing Activities
Repayment of long-term debt	(13)	(8)
Dividends paid	(5)	—
Proceeds from stock option exercises	2	—
Excess tax benefit related to stock-based compensation	3	—
Net cash provided by (used in) financing activities	(13)	(8)
Change in cash and cash equivalents	(405)	(364)
Cash and cash equivalents, beginning of period	1,057	915
Cash and cash equivalents, end of period	$652	$551
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$13	$4
Cash paid for interest	$46	$47
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$2	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2013 and 2012 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2011	$—	$1,862	$(141)	$—	$(849)	$872
Net earnings (loss)	—	—	33	—	—	33
Additional paid-in capital	—	(2)	—	—	—	(2)
Other comprehensive income (loss), net of tax	—	—	—	—	15	15
Balance as of March 31, 2012	$—	$1,860	$(108)	$—	$(834)	$918

Balance as of December 31, 2012	$—	$1,894	$—	$(1)	$(1,226)	$667
Net earnings (loss)	—	—	44	—	—	44
Dividends declared	—	—	(5)	—	—	(5)
Additional paid-in capital	—	(2)	—	—	—	(2)
Other comprehensive income (loss), net of tax	—	—	—	—	2	2
Common stock	1	—	—	—	—	1
Balance as of March 31, 2013	$1	$1,892	$39	$(1)	$(1,224)	$707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

For more than a century, Huntington Ingalls Industries, Inc. ("HII" or the "Company") has been designing, building, overhauling and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. HII is organized into two operating segments, Ingalls and Newport News, which also represent its reportable segments. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through its Newport News segment, HII is the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. HII is one of the nation's leading full-service providers for the design, engineering, construction and life cycle support of major surface ship programs for the U.S. Navy. As prime contractor, principal subcontractor, team member or partner, HII participates in many high-priority U.S. defense technology programs. The Company conducts substantially all of its business with the U.S. Government, principally the Department of Defense ("DoD").

On March 29, 2011, HII entered into a Separation and Distribution Agreement with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman.

In connection with the spin-off, HII entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provided HII with certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services to HII at cost. The term of the Transition Services Agreement ended on October 9, 2012. For the three months ended March 31, 2012, costs incurred for services under the Transition Services Agreement were approximately $11 million.

In connection with the spin-off, HII entered into new borrowing arrangements to provide the Company with adequate liquidity and to fund a $1,429 million contribution to Northrop Grumman. Specifically, HII issued $1,200 million in senior notes and entered into the HII Credit Facility ("Credit Facility") with third-party lenders that includes a $650 million revolver and a $575 million term loan. See Note 10: Debt.

The spin-off from Northrop Grumman was a transaction under common control; therefore, no change in the historical basis of HII's assets or liabilities was recorded as part of the spin-off.

2. BASIS OF PRESENTATION

Principles of Consolidation - The unaudited condensed consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). All intercompany transactions and balances are eliminated in consolidation. For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management's long-standing practice to establish interim closing dates using a "fiscal" calendar, which requires the businesses to close their books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice only exist for interim periods within a reporting year.

Equity - On March 15, 2013, the Company paid a quarterly cash dividend of $0.10 per share, which totaled $5 million. During 2012, the Company's board of directors authorized a program to repurchase up to $150 million of the Company's common stock over the next three years. Purchases under the stock repurchase program may be made from time to time in the discretion of management in the open market, through privately negotiated transactions or through other means, are subject to prevailing market conditions and other factors, and may be suspended or discontinued at any time. For the three months ended March 31, 2013, the Company repurchased 4,303 shares at a cost of less than $1 million, which is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Accounting Estimates - The preparation of the Company's unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

The Budget Control Act of 2011 will result in significant decreases in DoD spending starting in 2013, which could negatively impact the Company's revenues and its estimated recovery of goodwill and other long-lived assets.
As it relates to the DDG-1002 Lyndon B. Johnson integrated deckhouse contract, the U.S. Navy is considering alternatives to the composite structure, which is the plan of record. A decision by the U.S. Navy to proceed with an alternative to the composite structure could affect the Company's future utilization of the Gulfport, Mississippi facility.

The Company recognizes changes in estimates of contract sales, costs and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended March 31, 2013 and 2012, net cumulative catch-up adjustments increased operating income by $30 million and $14 million, respectively, and increased diluted earnings per share by $0.39 and $0.18, respectively.

3. ACCOUNTING STANDARDS UPDATES

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component, and their corresponding effects on net income if required under GAAP to be reclassified to net income in their entirety in the same reporting period; otherwise, cross-reference to other disclosures is required. ASU 2013-02 is effective for all reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 as of January 1, 2013 without material impact on the unaudited condensed consolidated financial statements. See Note 15: Employee Pension and Other Postretirement Benefits.

4. AVONDALE

In July 2010, plans were announced to consolidate the Company's Ingalls operations by winding down and subsequently closing the Avondale, Louisiana facility in 2013 after completing LPD-class ships that were under construction at this facility. The Company intends to build future LPD-class ships at the Company's Pascagoula, Mississippi facility, although the Company may continue to utilize the Avondale facility beyond 2013 to construct certain LPD assemblies. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity.

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

The Defense Contract Audit Agency ("DCAA"), a DoD agency, prepared an initial audit report on the Company's July 30, 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. The Company then submitted a revised proposal dated October 12, 2011 to address the concerns of the DCAA and to reflect a revised estimated total cost of $271 million. The Company received a supplemental audit report, which again stated that the proposal was not sufficiently supported to allow the DCAA to reach a conclusion. However, the report, while qualified and not final, supports the Company's position that, in general, most of the categories of costs incorporated in the proposal are allowable as restructuring activities. The amount and percentage of questioned costs are materially unchanged from the previous audit report. The Company submitted another revised proposal further addressing the DCAA concerns and supporting management's current restructuring cost estimate of $256 million.

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

Although closure is still the baseline assumption for Avondale, the Company is pursuing engineering and manufacturing opportunities in the energy infrastructure market as well as other industrial manufacturing opportunities. In addition, in the event that Avondale remains open beyond the end of 2013, the Company may continue to utilize the facility beyond 2013 to construct certain LPD assemblies. Ultimately, if the Company is successful in pursuing such opportunities, and Avondale were to remain open, the Company would submit a revised restructuring proposal to the U.S. Navy consistent with this change. In such event, the Company expects the total estimated restructuring costs would decrease. While the restructuring costs that are currently capitalized as incurred, consisting primarily of severance and retention payments, should remain recoverable under existing or future U.S. Navy contracts, other costs would remain as part of the Avondale cost structure associated with Avondale's new line of business.

The table below summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of March 31, 2013 and 2012, these costs are comprised primarily of employee severance and retention payments as well as incentive bonuses. These amounts were capitalized in inventoried costs, and will be recognized as expenses in cost of product sales beginning in 2014.

($ in millions)
Balance at December 31, 2011	$50
Payments	(4)
Adjustments	9
Balance as of March 31, 2012	$55

Balance as of December 31, 2012	$24
Payments	(4)
Adjustments	5
Balance as of March 31, 2013	$25

5. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2013	2012
Net earnings (loss)	$44	$33

Weighted-average common shares outstanding	49.8	49.0
Net effect of dilutive stock options	0.3	0.2
Net effect of dilutive restricted stock rights	0.2	0.1
Net effect of dilutive restricted performance stock rights	—	0.2
Dilutive weighted-average common shares outstanding	50.3	49.5

Earnings (loss) per share - basic	$0.88	$0.67
Earnings (loss) per share - diluted	$0.87	$0.67

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.8 million stock options, 0.4 million Restricted Stock Rights ("RSRs"), and 1.4 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the three months ended March 31, 2013. The amounts presented above for the three months ended March 31, 2012, exclude the impact of 1.3 million shares related to stock options, 0.6 million shares related to RSRs and 1.3 million shares related to RPSRs under the treasury stock method.

6. SEGMENT INFORMATION

The Company is organized into two reportable segments: Ingalls and Newport News. The following table presents segment results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
($ in millions)	2013	2012
Sales and Service Revenues
Ingalls	$631	$692
Newport News	950	895
Intersegment eliminations	(19)	(19)
Total sales and service revenues	$1,562	$1,568
Operating Income (Loss)
Ingalls	$26	$20
Newport News	94	81
Total segment operating income (loss)	120	101
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(23)	(17)
Deferred state income taxes	(2)	(4)
Total operating income (loss)	$95	$80

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

7. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	March 31 2013	December 31 2012
Production costs of contracts in process	$220	$198
General and administrative expenses	2	3
	222	201
Progress payments received	(1)	(1)
	221	200
Raw material inventory	89	88
Total inventoried costs, net	$310	$288

8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

Accumulated goodwill impairment losses as of both March 31, 2013, and December 31, 2012, were $2,755 million. The accumulated goodwill impairment losses for Ingalls as of both March 31, 2013, and December 31, 2012, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of both March 31, 2013, and December 31, 2012, were $1,187 million.

Purchased Intangible Assets

The following table summarizes the Company's aggregate purchased intangible assets, all of which are contract or program related intangible assets.

($ in millions)	March 31 2013	December 31 2012
Gross carrying amount	$939	$939
Accumulated amortization	(397)	(391)
Net carrying amount	$542	$548

The Company's remaining purchased intangible assets are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine contract intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Aggregate amortization expense was $6 million and $5 million for the three months ended March 31, 2013 and 2012, respectively.

The Company expects amortization for purchased intangibles of approximately $20 million annually for the next five years.

9. INCOME TAXES

The Company's earnings are entirely domestic and its effective tax rates on earnings from operations for the three months ended March 31, 2013 and 2012, were 32.3% and 34.0%, respectively.

In the three months ended March 31, 2013, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the enactment of the American Taxpayer Relief Act in January 2013. The Company's effective tax rate for the three months ended March 31, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act retroactively extended the research and development tax credit through the end of 2013. Due to the timing of enactment, the impact on the Company's effective tax rate for the 2012 credit is reflected in the first quarter of 2013.

The Company's effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures, the domestic manufacturing deduction and its Tax Matters Agreement with Northrop Grumman.

For current state income tax purposes, the stand-alone tax amounts have been computed as if they were allowable costs under the terms of the Company's existing contracts in the applicable period and are included in general and administrative expenses.

Net deferred tax assets as presented in the unaudited condensed consolidated statements of financial position are as follows:

($ in millions)	March 31 2013	December 31 2012
Net current deferred tax assets	$209	$213
Net non-current deferred tax assets	317	329
Total net deferred tax assets	$526	$542

10. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31 2013	December 31 2012
Term loan due March 30, 2016	$512	$525
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,817	1,830
Less current portion	38	51
Long-term debt, net of current portion	$1,779	$1,779

Credit Facility - In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. The current spread as of March 31, 2013, was 2.5% and may vary between 2.0% and 3.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of March 31, 2013, was 0.5% and may vary between 0.35% and 0.5%. As of March 31, 2013, approximately $46 million in letters of credit were issued but undrawn, and the remaining $604 million was unutilized.

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

Mississippi Economic Development Revenue Bonds - As of March 31, 2013, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of March 31, 2013, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the three months ended March 31, 2013.

The estimated fair value of the Company's total long-term debt, including current portions, as of March 31, 2013 and December 31, 2012, was $1,963 million and $1,974 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

In May 2007, the Company signed a joint venture agreement with Fluor Federal Services, Inc. and Honeywell International Inc. for a nominal initial investment, whereby Savannah River Nuclear Solutions, LLC ("SRNS") was formed to manage and operate the Savannah River Site for the Department of Energy and the National Nuclear Security Administration. As of March 31, 2013, and December 31, 2012, the Company's ownership interest was approximately 34%, with carrying amounts of $4 million. The investment in SRNS is being accounted for using the equity method and the total investment is classified as miscellaneous other assets in the Company's unaudited condensed consolidated statements of financial position. During the three months ended March 31, 2013 and 2012, the Company received cash dividends from SRNS in the amounts of $2 million and $3 million, respectively, which were recorded as reductions in the Company's investment in SRNS.

The following table presents summarized financial information for the Company's equity method investments:

Results of Operations

	Three Months Ended March 31
($ in millions)	2013	2012
Sales and services revenues	$246	$321
Operating income	5	8
Net earnings	5	8

12. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to FASB Accounting Standards Codification 450 Contingencies, the Company has accrued for losses associated with investigations, claims and litigation when, and to the extent that, loss amounts related to the investigations, claims and litigation are probable and can be reasonably estimated.  The actual losses that might be incurred to resolve such investigations, claims and litigation may be higher or lower than the amounts accrued. For matters where a material loss is probable or reasonably possible and the amount of loss cannot be reasonably estimated, but the Company is able to reasonably estimate a range of possible losses, we will disclose such estimated range in these notes. This estimated range would be based on information currently available to the Company and would involve elements of judgment and significant uncertainties. This estimated range of possible loss would not represent the Company's maximum possible loss exposure. For matters as to which the Company is not able to reasonably estimate a possible loss or range of loss, the Company is required to indicate the reasons why it is unable to estimate the possible loss or range of loss. For matters not specifically described in these notes, the Company does not believe, based on information currently available to it, that it is reasonably possible that the liabilities, if any, arising from such investigations, claims and litigation will have a material effect on its consolidated financial position, results of operations or cash flows. The Company has, in certain cases, provided disclosure regarding certain matters for which the Company believes at this time that the likelihood of material loss is remote.

False Claims Act Complaint - In January 2011, the U.S. Department of Justice ("DoJ") first informed the Company through Northrop Grumman of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint the Company received alleges that, through largely unspecified fraudulent means, the Company and Northrop Grumman obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the Company were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys' fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. On December 8, 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. On February 28, 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue and the case was transferred to the U.S. District Court for the Southern District of Mississippi.
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

In January 2013, the Company disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that it had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts. The Company conducted an internal investigation, led by external counsel, and has taken remedial actions, including the termination of employees in instances where the Company believed grounds for termination existed. The Company is providing information regarding its investigation to the relevant government agencies. The Company agreed with the U.S. Navy and U.S. Coast Guard to initially withhold $24 million in payments on existing contracts pending additional information from the Company's internal investigation. Based on the results of the internal investigation, the Company estimates that the upper limit of the potential financial impact on its customers is approximately $4 million. The Company therefore intends to discuss with its U.S. Government customers the potential release of some or all of the withheld funds. Depending upon the U.S. Government's assessment of the matters under investigation, the Company could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although the Company does not currently believe that this matter will have a material effect on its financial condition, results of operations or cash flows, the Company cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

In the second quarter of 2007, the U.S. Coast Guard issued a revocation of acceptance under the Deepwater Modernization Program for eight converted 123-foot patrol boats (the "vessels") based on alleged "hull buckling and shaft alignment problems" and alleged "nonconforming topside equipment" on the vessels. The Company submitted a written response that argued that the revocation of acceptance was improper. The U.S. Coast Guard advised Integrated Coast Guard Systems, LLC ("ICGS"), which was formed by the Company and Lockheed Martin to perform the Deepwater Modernization Program, that it was seeking $96 million from ICGS as a result of the revocation of acceptance. The majority of the costs associated with the conversion effort are associated with the alleged structural deficiencies of the vessels, which were converted under contracts with the Company and one of its subcontractors. In 2008, the U.S. Coast Guard advised ICGS that the U.S. Coast Guard would support an investigation by the DoJ of ICGS and its subcontractors, instead of pursuing its $96 million claim independently. The DoJ conducted an investigation of ICGS under a sealed False Claims Act complaint filed in the U.S. District Court for the Northern District of Texas and decided in early 2009 not to intervene at that time. In February 2009, the District Court unsealed the complaint filed by Michael J. DeKort, a former Lockheed Martin employee, against the Company, ICGS, and Lockheed Martin relating to the vessel conversion effort. Damages under the False Claims Act may be trebled upon a finding of liability. Following the resolution of certain claims between the relator and a co-defendant, the District Court entered a final judgment in March 2011 dismissing the relator's remaining claims. The relator appealed the dismissal of the remaining claims to the U.S. Court of Appeals for the Fifth Circuit, and, in July 2012, the Fifth Circuit issued a per curiam decision affirming the judgment of the District Court dismissing the relator's remaining claims. Following dismissal of the relator's claims, the Company does not believe that remaining issues relating to its conversion of the vessels will have a material effect on its consolidated financial position, results of operations or cash flows, but the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.

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

13. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2013, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services as described in Note 11: Business Arrangements. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of March 31, 2013, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency, or similarly designated by another environmental agency, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2013, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may have to incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2013, the Company had $46 million in standby letters of credit issued but undrawn and $351 million of surety bonds outstanding.

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

The Company is pursuing legal action against its remaining insurer, Factory Mutual Insurance Company ("FM Global"). The case was commenced against FM Global on November 4, 2005, and is now pending in the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal, the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its "Flood" exclusion and remanded the case to the U.S. District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy, even if the Flood exclusion of the policy is unambiguous. In August 2010, the U.S. District Court granted FM Global's motion for summary judgment based upon California's doctrine of efficient proximate cause and denied FM Global's motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the Company sustained wind damage apart from the hurricane storm surge. In September 2011, the U.S. District Court granted FM Global's motion for summary judgment to dismiss the claims for bad faith damages and for contract reformation. The Company intends to continue to pursue the breach of contract action against FM Global, and trial on the merits is currently scheduled to start in October 2013. In addition, in January 2011, Northrop Grumman, as the Company's predecessor-in-interest, filed suit against Aon, which acted as the Company's broker in connection with the policy with FM Global, in Superior Court in California, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as for declaratory relief. No assurances can be provided as to the ultimate outcome of these matters. If, however, either of these claims is successful, the potential impact to the Company's consolidated financial position, results of operations and cash flows would be favorable.

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

The Company believes that all of the replacement costs associated with damage caused by Hurricane Katrina are recoverable under its insurance coverage, and the amounts in question are included in the insurance claim. In the event HII is unsuccessful in its insurance recovery, the Company believes there are specific rules in the CAS and FAR that would still render the depreciation on those assets allowable and recoverable through its contracts with the U.S. Navy. The U.S. Navy has, however, expressed its intention to challenge the allowability of certain post-Katrina depreciation costs charged or expected to be charged on contracts under construction in the Ingalls shipyards. The Company believes that its depreciation practices are in conformity with the FAR, and, if the U.S. Navy were to challenge the allowability of such costs, the Company will be able to successfully resolve this matter with no material impact to its consolidated financial position, results of operations or cash flows. In February 2013, the Company submitted a certified claim requesting a final decision on the allowability and allocability of the post-Katrina depreciation and other Katrina-related expenses and on the apportionment of insurance proceeds.

15. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension and postretirement benefit plans and defined contribution pension benefit plans to eligible employees.

The cost of the Company's defined benefit plans and other postretirement plans for the three months ended March 31, 2013 and 2012, was as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$37	$33	$5	$4
Interest cost	53	53	10	9
Expected return on plan assets	(72)	(67)	—	—
Amortization of prior service cost (credit)	4	3	(2)	(2)
Amortization of net actuarial loss (gain)	30	20	4	2
Net periodic benefit cost	$52	$42	$17	$13

The Company's cash contributions for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31
($ in millions)	2013	2012
Pension plans
Qualified minimum	$—	$80
Discretionary
Qualified	32	41
Non-qualified	1	1
Other benefit plans	7	5
Total contributions	$40	$127

For the year ending December 31, 2013, the Company expects its cash contributions to its qualified defined benefit pension plans to be $301 million, all of which will be discretionary.

In March 2013, the Company concluded negotiations on one of its collective bargaining agreements, which required an amendment to one of the Company's pension plans. As a result of the amendment, the remeasurement of the plan increased the pension liability and pre-tax accumulated other comprehensive loss by approximately $30 million.

Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of March 31, 2013, and December 31, 2012, was comprised of unamortized benefit plan costs of $1,225 million and $1 million of other items (net of tax benefits of $797 million) and unamortized benefit plan costs of $1,226 million (net of tax benefits of $802 million), respectively. The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2013, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2012	$(1,226)	$—	$(1,226)
Other comprehensive income before reclassifications	(21)	1	(20)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service credit (cost)	1	—	1
Amortization of actuarial gain (loss)	21	—	21
Net current period other comprehensive income (loss)	1	1	2
Balance as of March 31, 2013	$(1,225)	$1	$(1,224)

16. STOCK COMPENSATION PLANS

The following table summarizes the status of the Company's stock option awards as of March 31, 2013:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at March 31, 2013	1,093	$34.98	2.4	$21

In the three months ended March 31, 2013, the Company issued new equity awards as follows:

Restricted Performance Stock Rights - On February 19, 2013, the Company granted approximately 0.4 million RPSRs at a share price of $45.54. These rights are subject to cliff vesting based on service over two years, ten months from the date of grant. The RPSRs are subject to the achievement of performance-based targets at the end of the vesting period. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2013:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	2,104	$41.07	1.6

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors during the three months ended March 31, 2013 and 2012, of $9 million and $8 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2013 and 2012, of $3 million and $4 million, respectively.

Unrecognized Compensation Expense

As of March 31, 2013, the Company had $8 million of unrecognized compensation expense associated with the 2011 RSRs, which will be recognized over a period of 1.0 year, and $45 million of unrecognized expense associated with the 2013, 2012 and 2011 RPSRs, which will be recognized over a weighted average period of 1.8 years.

17. SUBSIDIARY GUARANTORS
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
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012, unaudited condensed consolidating statements of financial position as of March 31, 2013, and December 31, 2012, and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries:

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,321	$—	$—	$1,321
Service revenues	—	241	6	(6)	241
Total sales and service revenues	—	1,562	6	(6)	1,562
Cost of sales and service revenues
Cost of product sales	—	1,086	—	—	1,086
Cost of service revenues	—	213	6	(6)	213
Income (loss) from operating investments, net	—	2	—	—	2
General and administrative expenses	—	170	—	—	170
Operating income (loss)	—	95	—	—	95
Interest expense	(28)	(2)	—	—	(30)
Equity in earnings (loss) of subsidiaries	63	—	—	(63)	—
Earnings (loss) before income taxes	35	93	—	(63)	65
Federal income taxes	(9)	30	—	—	21
Net earnings (loss)	$44	$63	$—	$(63)	$44
Other comprehensive income (loss), net of tax	2	2	—	(2)	2
Comprehensive income (loss)	$46	$65	$—	$(65)	$46

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,353	$—	$—	$1,353
Service revenues	—	215	1	(1)	215
Total sales and service revenues	—	1,568	1	(1)	1,568
Cost of sales and service revenues
Cost of product sales	—	1,152	—	—	1,152
Cost of service revenues	—	189	1	(1)	189
Income (loss) from operating investments, net	—	3	—	—	3
General and administrative expenses	—	150	—	—	150
Operating income (loss)	—	80	—	—	80
Interest expense	(28)	(2)	—	—	(30)
Equity in earnings (loss) of subsidiaries	51	—	—	(51)	—
Earnings (loss) before income taxes	23	78	—	(51)	50
Federal income taxes	(10)	27	—	—	17
Net earnings (loss)	$33	$51	$—	$(51)	$33
Other comprehensive income (loss), net of tax	—	15	—	—	15
Comprehensive income (loss)	$33	$66	$—	$(51)	$48

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	March 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$628	$—	$24	$—	$652
Accounts receivable, net	—	1,199	—	—	1,199
Inventoried costs, net	—	310	—	—	310
Deferred income taxes	—	209	—	—	209
Prepaid expenses and other current assets	—	45	—	(24)	21
Total current assets	628	1,763	24	(24)	2,391
Property, plant, and equipment, net	—	2,004	—	—	2,004
Goodwill	—	881	—	—	881
Other purchased intangibles, net	—	542	—	—	542
Miscellaneous other assets	37	396	—	—	433
Investment in subsidiaries	1,228	—	—	(1,228)	—
Intercompany receivables	—	(531)	—	531	—
Total assets	$1,893	$5,055	$24	$(721)	$6,251
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$247	$—	$—	$247
Accrued employees’ compensation	—	199	—	—	199
Current portion of long-term debt	38	—	—	—	38
Current portion of postretirement plan liabilities	—	166	—	—	166
Current portion of workers’ compensation liabilities	—	222	—	—	222
Advance payments and billings in excess of revenues	—	114	—	—	114
Other current liabilities	5	186	24	(24)	191
Total current liabilities	43	1,134	24	(24)	1,177
Long-term debt	1,674	105	—	—	1,779
Pension plan liabilities	—	1,316	—	—	1,316
Other postretirement plan liabilities	—	807	—	—	807
Workers’ compensation liabilities	—	404	—	—	404
Other long-term liabilities	—	61	—	—	61
Intercompany liabilities	(531)	—	—	531	—
Total liabilities	1,186	3,827	24	507	5,544
Stockholders’ equity	707	1,228	—	(1,228)	707
Total liabilities and stockholders’ equity	$1,893	$5,055	$24	$(721)	$6,251

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,056	$—	$1	$—	$1,057
Accounts receivable, net	—	905	—	—	905
Inventoried costs, net	—	288	—	—	288
Deferred income taxes	—	213	—	—	213
Prepaid expenses and other current assets	—	22	4	(5)	21
Total current assets	1,056	1,428	5	(5)	2,484
Property, plant, and equipment, net	—	2,034	—	—	2,034
Goodwill	—	881	—	—	881
Other purchased intangibles, net	—	548	—	—	548
Miscellaneous other assets	39	406	—	—	445
Investment in subsidiaries	2,282	—	—	(2,282)	—
Intercompany receivables	—	960	—	(960)	—
Total assets	$3,377	$6,257	$5	$(3,247)	$6,392
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$377	$—	$—	$377
Accrued employees’ compensation	—	235	—	—	235
Current portion of long-term debt	51	—	—	—	51
Current portion of postretirement plan liabilities	—	166	—	—	166
Current portion of workers’ compensation liabilities	—	216	—	—	216
Advance payments and billings in excess of revenues	—	134	—	—	134
Other current liabilities	25	180	5	(5)	205
Total current liabilities	76	1,308	5	(5)	1,384
Long-term debt	1,674	105	—	—	1,779
Pension plan liabilities	—	1,301	—	—	1,301
Other postretirement plan liabilities	—	799	—	—	799
Workers’ compensation liabilities	—	403	—	—	403
Other long-term liabilities	—	59	—	—	59
Intercompany liabilities	960	—	—	(960)	—
Total liabilities	2,710	3,975	5	(965)	5,725
Stockholders’ equity	667	2,282	—	(2,282)	667
Total liabilities and stockholders’ equity	$3,377	$6,257	$5	$(3,247)	$6,392

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(44)	$(341)	$23	$—	$(362)
Investing Activities
Additions to property, plant, and equipment	—	(30)	—	—	(30)
Net cash provided by (used in) investing activities	—	(30)	—	—	(30)
Financing Activities
Repayment of long-term debt	(13)	—	—	—	(13)
Dividends paid	(5)	—	—	—	(5)
Proceeds from stock option exercises	2	—	—	—	2
Excess tax benefit related to stock-based compensation	—	3	—	—	3
Cash sweep/funding by parent	(368)	368	—	—	—
Net cash provided by (used in) financing activities	(384)	371	—	—	(13)
Change in cash and cash equivalents	(428)	—	23	—	(405)
Cash and cash equivalents, beginning of period	1,056	—	1	—	1,057
Cash and cash equivalents, end of period	$628	$—	$24	$—	$652

	Three Months Ended March 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(43)	$(310)	$24	$—	$(329)
Investing Activities
Additions to property, plant, and equipment	—	(27)	—	—	(27)
Net cash provided by (used in) investing activities	—	(27)	—	—	(27)
Financing Activities
Repayment of long-term debt	(8)	—	—	—	(8)
Cash sweep/funding by parent	(338)	338	—	—	—
Net cash provided by (used in) financing activities	(346)	338	—	—	(8)
Change in cash and cash equivalents	(389)	1	24	—	(364)
Cash and cash equivalents, beginning of period	915	—	—	—	915
Cash and cash equivalents, end of period	$526	$1	$24	$—	$551

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

For more than a century, we have designed, built, overhauled and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. HII is organized into two operating segments, Ingalls and Newport News, which represent our reportable segments. Through our Ingalls segment, we are the sole builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters ("NSC") for the U.S. Coast Guard, and one of only two companies that builds the U.S. Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. We are one of the nation's leading full-service providers for the design, engineering, construction, and life cycle support of major surface ship programs for the U.S. Navy. We conduct substantially all of our business with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Business Environment

In August 2011, the Budget Control Act (the "BCA") reduced the DoD top line budget by $487 billion from fiscal year 2012 through 2021. Additionally, because Congress did not identify savings to reduce the U.S. deficit by up to $1.2 trillion prior to March 1, 2013, budgetary sequestration was implemented under the BCA. Sequestration requires an additional reduction from fiscal year 2012 through 2021 of $500 billion for defense spending and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard. While the specific effects of sequestration remain unknown, the resulting funding reductions could have material consequences for our business, employee base, facilities and suppliers.

U.S. Government operations, including appropriations for DoD and Department of Homeland Security ("Homeland Security") programs, were funded for the balance of fiscal year 2013 under the Consolidated and Further Continuing Appropriations Act (the "Act"). The Act specifically provided for the funding of construction of CVN-79 John F. Kennedy, advance procurement for continuation of the LPD-17 San Antonio-class amphibious transport dock ship program, commencement of the CVN-72 USS Abraham Lincoln Refueling and Complex Overhaul ("RCOH"), addition of a third DDG-51 Arleigh Burke-class destroyer and advance procurement for a second SSN-774 Virginia-class submarine that would be purchased in fiscal year 2014. The Act also funded the cost to complete the CVN-71 USS Theodore Roosevelt RCOH, LHA-6 America, and LPD-25 Somerset. Within Homeland Security, the Act funded construction of NSC-6 Munro as well as long-lead material for NSC-7 (unnamed). The Administration continues to consider how sequestration could impact programs that were funded under the Act for fiscal year 2013, and the outcome of that assessment could have a significant impact on future defense spending plans.

The Fiscal Year 2014 President's Budget Request ("Budget Request") was delivered to Congress on April 10, 2013. The Budget Request includes funding for two SSN-774 Virginia-class submarines, one DDG-51 Arleigh Burke-class destroyer, a third year of funding for the CVN-72 USS Abraham Lincoln RCOH, a second year of funding for construction of CVN-79 John F. Kennedy, prior-year completion funding for CVN-78 Gerald R. Ford and LHA-6 America, and construction funding for NSC-7 (unnamed). Congress has begun its hearing process in consideration of the Budget Request, and committee markups are scheduled for later this year. It is not yet clear whether authorization and appropriations bills will be passed in regular order or at what level programs included in the Budget Request may or may not be supported by Congress. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations or cash flows, including revenues, goodwill and long-lived assets.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, we consider the policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting and goodwill;

•	Litigation, commitments and contingencies;

•	Retirement related plans; and

•	Workers' compensation.

As of March 31, 2013, there had been no material changes to the above critical accounting policies and estimates since the year ended December 31, 2012.

Contracts

We generate the majority of our revenues from long-term government contracts for design, production and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the Federal Acquisition Regulations ("FAR") and the U.S. Cost Accounting Standards ("CAS") regulations as allowable and allocable costs. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense and advertising costs.

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions as well as compliance with all applicable government regulations. In addition, the Defense Contract Audit Agency ("DCAA") routinely audits the costs we incur that are allocated to contracts with the U.S. Government.

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 99% of our revenues for each of the three months ended March 31, 2013 and 2012, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 1% of our revenues for each of the three months ended March 31, 2013 and 2012, were generated from firm fixed-price arrangements.

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

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

Financial Accounting Standards ("FAS") and U.S. Cost Accounting Standards ("CAS") Considerations

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

Another difference between FAS and CAS expense is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 10 years. Under CAS, net gains and losses are amortized over a 15-year period without regard to a corridor approach. Under the harmonization rules, the amortization period for
CAS changed to 10 years for gains and losses experienced beginning in 2013. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS, actual asset gains and losses are systematically spread over five years, subject to certain limitations. For FAS, we do not use this spreading method, and instead use fair value in determining our FAS costs. Accordingly, FAS expense generally reflects recent gains and losses faster than CAS.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Sales and service revenues	$1,562	$1,568	$(6)	—%
Cost of product sales and service revenues	1,299	1,341	(42)	(3)%
Income (loss) from operating investments, net	2	3	(1)	(33)%
General and administrative expenses	170	150	20	13%
Operating income (loss)	95	80	15	19%
Interest expense	30	30	—	—%
Federal income taxes	21	17	4	24%
Net earnings (loss)	$44	$33	$11	33%

Operating Performance Assessment and Reporting

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is largely flexibly-priced. Therefore, sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operational performance. Under FAR rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues as well as operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This approach is consistent with the long-term life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

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

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Product sales	$1,321	$1,353	$(32)	(2)%
Service revenues	241	215	26	12%
Sales and service revenues	$1,562	$1,568	$(6)	—%

Product sales for the three months ended March 31, 2013, decreased $32 million, or 2%, as compared with the same period in 2012. Product sales at our Ingalls segment decreased by $58 million for the three months ended March 31, 2013, as a result of lower sales volumes in Amphibious Assault Ships, partially offset by higher sales volumes in the Legend-class NSC program. Newport News product sales increased by $26 million for the three months ended March 31, 2013, primarily due to higher sales volumes in Submarines, partially offset by lower sales volumes in Aircraft Carriers.

Service revenues for the three months ended March 31, 2013, increased $26 million, or 12%, as compared with the same period in 2012. Service revenues at our Ingalls segment decreased by $3 million for the three months ended March 31, 2013, primarily as a result of lower volumes in Surface Combatants support services, partially offset by higher volumes in Fleet Support services. Service revenues at our Newport News segment increased by $29 million for the three months ended March 31, 2013, primarily due to higher volumes in Fleet Support and Aircraft Carrier related services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Cost of product sales	$1,086	$1,152	$(66)	(6)%
% of product sales	82.2%	85.1%	—
Cost of service revenues	213	189	24	13%
% of service revenues	88.4%	87.9%	—
Income (loss) from operating investments, net	2	3	(1)	(33)%
General and administrative expenses	170	150	20	13%
% of total sales and service revenues	10.9%	9.6%	—
Cost of sales and service revenues	$1,467	$1,488	$(21)	(1)%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2013, decreased $66 million, or 6%, as compared with the same period in 2012. Cost of product sales at our Ingalls segment decreased $69 million for the three months ended March 31, 2013, primarily due to the lower sales volumes described above and the absence in 2013 of unfavorable cumulative catch-up adjustments on the LPD-17 San Antonio-class program. Cost of product sales at our Newport News segment increased by $3 million for the three months ended March 31, 2013, primarily due to the higher sales volumes described above. Cost of product sales as a percentage of product sales decreased from 85.1% in the three months ended March 31, 2012, to 82.2% for the three months ended March 31, 2013, primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement and the favorable resolution of outstanding contract changes, as well as the absence in 2013 of unfavorable cumulative catch-up adjustments on the LPD-17 San Antonio-class program.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2013, increased $24 million, or 13%, as compared with the same period in 2012. Cost of service revenues at our Ingalls segment decreased $1 million for the three months ended March 31, 2013, as a result of the lower volumes described above. Cost of service revenues at our Newport News segment increased $25 million for the three months ended March 31, 2013, as a result of the higher volumes described above. Cost of service revenues as a percentage of service revenues increased from 87.9% for the three months ended March 31, 2012, to 88.4% for the three months ended March 31, 2013, primarily due to normal year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended March 31, 2013, decreased $1 million, or 33%, from the comparable period in 2012. This decrease was primarily driven by reduced work funded by the American Reinvestment and Recovery Act at our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three months ended March 31, 2013, increased $20 million, or 13%, from the comparable period in 2012. This increase was primarily the result of increases in the FAS/CAS Adjustment and bid and proposal efforts.

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

The following table reconciles segment operating income to total operating income:

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Segment operating income (loss)	$120	$101	$19	19%
FAS/CAS Adjustment	(23)	(17)	(6)	(35)%
Deferred state income taxes	(2)	(4)	2	50%
Total operating income (loss)	$95	$80	$15	19%

Segment Operating Income

Segment operating income for the three months ended March 31, 2013 was $120 million, an increase of $19 million as compared with the same period in 2012. The increase was primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement and the favorable resolution of outstanding contract changes, as well as the absence in 2013 of unfavorable cumulative catch-up adjustments on the LPD-17 San Antonio-class program.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
FAS expense	$(69)	$(55)	$(14)	(25)%
CAS expense	46	38	8	21%
FAS/CAS Adjustment	$(23)	$(17)	$(6)	35%

The FAS/CAS Adjustment was an expense of $23 million and $17 million for the three months ended March 31, 2013 and 2012, respectively. The unfavorable change in the FAS/CAS Adjustment of $6 million for the three months ended March 31, 2013, compared to the same period in 2012, was driven by the increase in our FAS expense, due primarily to commencing the amortization in 2013 of the net actuarial losses incurred in 2012.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense for the three months ended March 31, 2013, was $2 million, compared to an expense of $4 million for the same period in 2012. The change was primarily due to the timing of restructuring reserve and pension related deductions.

Interest Expense

Interest expense for the three months ended March 31, 2013, remained stable from the same period in 2012.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended March 31, 2013, was 32.3%, compared with 34.0% for the same period in 2012. The decrease was primarily a result of the enactment of the American Taxpayer Relief Act in January 2013. Our effective tax rate for the three months ended March 31, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act retroactively extended the research and development tax credit through the end of 2013. Due to the timing of enactment, the impact on our effective tax rate for the 2012 credit is reflected in the first quarter of 2013. Our effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures, the domestic manufacturing deduction and our Tax Matters Agreement with Northrop Grumman.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Sales and Service Revenues
Ingalls	$631	$692	$(61)	(9)%
Newport News	950	895	55	6%
Intersegment eliminations	(19)	(19)	—	—%
Total sales and service revenues	$1,562	$1,568	$(6)	—%
Operating Income (Loss)
Ingalls	$26	$20	$6	30%
Newport News	94	81	13	16%
Total Segment Operating Income (Loss)	120	101	19	19%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(23)	(17)	(6)	(35)%
Deferred state income taxes	(2)	(4)	2	50%
Total operating income (loss)	$95	$80	$15	19%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including the FAS/CAS Adjustment and deferred state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion ("EAC") of the contract that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Cumulative Adjustments

For the three months ended March 31, 2013 and 2012, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended
	March 31
($ in millions)	2013	2012
Gross favorable adjustments	$45	$31
Gross unfavorable adjustments	(15)	(17)
Net adjustments	$30	$14

For the three months ended March 31, 2013, favorable cumulative catch-up adjustments were primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement and the favorable resolution of outstanding contract changes, as well as the execution contract for the CVN-71 USS Theodore Roosevelt RCOH. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended March 31, 2012, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH. During the same period, unfavorable cumulative catch-up adjustments were primarily related to Amphibious Assault Ships programs.

Ingalls

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Sales and service revenues	$631	$692	$(61)	(9)%
Segment operating income (loss)	26	20	6	30%
As a percentage of segment sales	4.1%	2.9%	—

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended March 31, 2013, decreased $61 million, or 9%, from the same period in 2012, driven by lower sales in Amphibious Assault Ships, partially offset by higher sales in the Legend-class NSC program. The decrease in Amphibious Assault Ships sales volumes was due to lower sales on LPD-23 USS Anchorage, LPD-24 USS Arlington, LPD-25 Somerset, and LHA-6 America, partially offset by higher sales on LPD-26 John P. Murtha, LPD-27 Portland, and LHA-7 Tripoli. Sales on the Legend-class NSC program were higher due to higher sales on the construction contracts of NSC-4 Hamilton and NSC-5 James, and the advance procurement contract on NSC-6 Munro. Surface Combatants sales remained constant as higher sales on DDG-113 John Finn were offset by lower sales on DDG-114 Ralph Johnson.

Segment Operating Income

Ingalls operating income for the three months ended March 31, 2013, was $26 million, compared with $20 million for the same period in 2012. The increase was primarily due to the absence in 2013 of unfavorable cumulative catch-up adjustments on the LPD-17 San Antonio-class program.

Newport News

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Sales and service revenues	$950	$895	$55	6%
Segment operating income (loss)	94	81	13	16%
As a percentage of segment sales	9.9%	9.1%	—

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2013, increased $55 million, or 6%, from the same period in 2012, primarily driven by higher sales in Submarines and higher revenues in Fleet Support services. Submarines sales increased primarily due to risk retirement and the favorable resolution of outstanding contract changes on the SSN-774 Virginia-class submarine program. Higher revenues in Fleet Support services were primarily the result of increased volumes associated with repair work on SSN-765 USS Montpelier and the CVN-70 USS Carl Vinson Planned Incremental Availability. Aircraft Carrier sales remained stable as higher sales volumes on the construction preparation contract for CVN-79 John F. Kennedy and the advance planning contract for the CVN-72 USS Abraham Lincoln RCOH were offset by lower sales volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and an engineering contract for CVN-78 Gerald R. Ford.

Segment Operating Income

Newport News operating income for the three months ended March 31, 2013, was $94 million, compared with $81 million in the same period in 2012. The increase was primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement and the favorable resolution of outstanding contract changes.

BACKLOG

Total backlog at March 31, 2013, and December 31, 2012, was approximately $17 billion and $16 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2013, and December 31, 2012:

	March 31, 2013			December 31, 2012
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,565	$124	$6,689	$7,120	$95	$7,215
Newport News	5,043	5,444	10,487	5,637	2,654	8,291
Total backlog	$11,608	$5,568	$17,176	$12,757	$2,749	$15,506

Approximately 31% of the $16 billion total backlog as of December 31, 2012, is expected to be converted into sales in 2013. U.S. Government orders comprised substantially all of the total backlog as of March 31, 2013, and December 31, 2012.

Awards

The value of new contract awards during the three months ended March 31, 2013, was approximately $3.2 billion. Significant new awards during this period included contracts for the CVN-72 USS Abraham Lincoln RCOH and continued construction preparation for CVN-79 John F. Kennedy.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Net earnings (loss)	$44	$33	$11	33%
Depreciation and amortization	51	49	2	4%
Stock-based compensation	9	8	1	13%
Excess tax benefit related to stock-based compensation	(3)	—	(3)	—%
Deferred income taxes	14	17	(3)	(18)%
Retiree benefit funding less than (in excess of) expense	28	(75)	103	137%
Trade working capital decrease (increase)	(505)	(361)	(144)	(40)%
Net cash provided by (used in) operating activities	$(362)	$(329)	$(33)	(10)%

Cash Flows

We discuss below our major operating, investing and financing activities for the three months ended March 31, 2013 and 2012, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2013 was $362 million, compared with $329 million used in operating activities for the same period in 2012. The decrease in operating cash flow was primarily due to an increase in trade working capital, partially offset by a decrease in retirement benefit funding. The change in trade working capital was primarily driven by accounts receivable and accounts payable due to the timing of collections and payments.

For the three months ended March 31, 2013, we made discretionary contributions to our qualified defined benefit pension plans totaling $32 million, compared with $80 million of minimum and $41 million of discretionary contributions for the same period in 2012. We expect our full year 2013 cash contributions to our qualified defined benefit pension plans to be $301 million, all of which will be discretionary.

We expect cash generated from operations in combination with our existing credit facilities to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2013, was $30 million, compared with $27 million used in the same period in 2012, consisting entirely of capital expenditures in both periods. We expect our capital expenditures in 2013 to fall in a range between 2% and 3% of annual revenues.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2013, was $13 million, compared with $8 million used in the same period in 2012, due to an additional $5 million of debt repayment and $5 million of dividend payments, offset by $3 million in tax benefits from stock-based compensation and $2 million of proceeds from stock option exercises.

During 2012, our board of directors authorized a program to repurchase up to $150 million of our outstanding shares of common stock over the next three years. Purchases under the stock repurchase program may be made from time to time at the discretion of management in the open market, through privately negotiated transactions or through other means, are subject to prevailing market conditions and other factors, and may be suspended or discontinued at any time. For the three months ended March 31, 2013, we repurchased 4,303 shares at a cost of less than $1 million.

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

The following table reconciles net cash used in operating activities to free cash flow:

	Three Months Ended
	March 31		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Net cash provided by (used in) operating activities	$(362)	$(329)	$(33)	(10)%
Less:
Capital expenditures	(30)	(27)	(3)	(11)%
Free cash flow provided by (used in) operations	$(392)	$(356)	$(36)	(10)%

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2013 and 2012, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these new regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2013, we had $46 million in standby letters of credit issued but undrawn and $351 million of surety bonds outstanding.

ACCOUNTING STANDARDS UPDATES

See Note 3: Accounting Standards Updates in Part I, Item 1 for information related to accounting standards updates.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission ("SEC"), as well as other statements we may make from time to time, other than statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in these statements. Factors that may cause such differences include:

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

GLOSSARY OF PROGRAMS

Listed below are brief descriptions of some of the programs discussed in this Quarterly Report on Form 10-Q.

Program Name	Program Description

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. CVN-71 USS Theodore Roosevelt and CVN-72 USS Abraham Lincoln are currently undergoing RCOH.

CVN-65 USS Enterprise	Prepare for the inactivation of the world's first nuclear-powered aircraft carrier, which is expected to start in 2013.

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

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. DDG-113 John Finn is currently under construction and is scheduled for delivery in 2016, and we were awarded the construction contract for DDG-114 Ralph Johnson scheduled for delivery in 2017.

DDG-1000 Zumwalt-class destroyers
Design and build next-generation multi-mission surface combatants in conjunction with Bath Iron Works and construct the ships' integrated composite deckhouses, as well as portions of the ships' aft peripheral vertical launch systems. Developed under the DD(X) destroyer program, the DDG-1000 Zumwalt-class destroyer is the lead ship of a class tailored for land attack and littoral dominance. In July 2008, the U.S. Navy announced its decision to truncate the DDG-1000 program at three ships and restart the construction of BMD-capable (ballistic missile defense) DDG-51 Arleigh Burke-class destroyers. In 2012, we delivered the composite superstructure of DDG-1000 Zumwalt. We are currently constructing the composite superstructure of DDG-1001 Michael Monsoor and have been awarded a long-lead-time material contract for DDG-1002 Lyndon B. Johnson. In addition, we have submitted a proposal to construct the DDG-1002 Lyndon B. Johnson composite superstructure.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first three ships, NSC-1 USCGC Bertholf, NSC-2 USCGC Waesche and NSC-3 USCGC Stratton, have been delivered; NSC-4 Hamilton and NSC-5 James are under construction; and an advance procurement contract for NSC-6 Munro was awarded to us in March 2012. In May 2013, we were awarded the construction contract for NSC-6 Munro.

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

LPD-17 San Antonio-class amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. We are currently constructing LPD-25 Somerset, LPD-26 John P. Murtha and LPD-27 Portland. The LPD-17 San Antonio-class currently includes a total of 11 ships.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of March 31, 2013, we had $512 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of March 31, 2013. Based on the amounts outstanding under our Credit Facility as of March 31, 2013, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of March 31, 2013, our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
January 1, 2013 to January 31, 2013	—	$—	—	$148.8
February 1, 2013 to February 28, 2013	—	—	—	148.8
March 1, 2013 to March 31, 2013	4,303	53.02	4,303	148.5
Total	4,303	$53.02	4,303	$148.5
1 As of March 31, 2013, we had purchased 35,311 shares at an average price of $41.56 per share for a total of $1.5 million since the program's inception.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on May 6, 2013).

11	Computation of Per Share Earnings (provided in Note 5 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	May 8, 2013	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Douglass L. Fontaine II
Douglass L. Fontaine II
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)