Form 10-Q
period 2013-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2013-08-07
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of August 2, 2013, 49,781,490 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2013	2012	2013	2012
Sales and service revenues
Product sales	$1,423	$1,504	$2,744	$2,857
Service revenues	260	217	501	432
Total sales and service revenues	1,683	1,721	3,245	3,289
Cost of sales and service revenues
Cost of product sales	1,157	1,252	2,243	2,391
Cost of service revenues	227	191	440	376
Income (loss) from operating investments, net	2	4	4	6
General and administrative expenses	185	176	355	342
Operating income (loss)	116	106	211	186
Other income (expense)
Interest expense	(29)	(29)	(59)	(59)
Earnings (loss) before income taxes	87	77	152	127
Federal income taxes	30	27	51	44
Net earnings (loss)	$57	$50	$101	$83

Basic earnings (loss) per share	$1.14	$1.01	$2.02	$1.69
Weighted-average common shares outstanding	50.2	49.5	50.0	49.2

Diluted earnings (loss) per share	$1.12	$1.00	$2.00	$1.67
Weighted-average diluted shares outstanding	50.7	50.1	50.5	49.8

Dividends declared per share	$0.10	$—	$0.20	$—

Net earnings (loss) from above	$57	$50	$101	$83
Other comprehensive income (loss)
Change in unamortized benefit plan costs	210	21	215	45
Other	(1)	—	1	—
Tax benefit (expense) for items of other comprehensive income	(81)	(8)	(86)	(17)
Other comprehensive income (loss), net of tax	128	13	130	28
Comprehensive income (loss)	$185	$63	$231	$111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30 2013	December 31 2012
Assets
Current Assets
Cash and cash equivalents	$623	$1,057
Accounts receivable, net	1,101	905
Inventoried costs, net	321	288
Deferred income taxes	179	213
Prepaid expenses and other current assets	45	21
Total current assets	2,269	2,484
Property, plant, and equipment, net	1,990	2,034
Goodwill	881	881
Other purchased intangibles, net	537	548
Long-term deferred tax asset	253	329
Miscellaneous other assets	117	116
Total assets	$6,047	$6,392
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$287	$377
Accrued employees’ compensation	193	235
Current portion of long-term debt	52	51
Current portion of postretirement plan liabilities	148	166
Current portion of workers’ compensation liabilities	223	216
Advance payments and billings in excess of revenues	108	134
Other current liabilities	209	205
Total current liabilities	1,220	1,384
Long-term debt	1,765	1,779
Pension plan liabilities	1,065	1,301
Other postretirement plan liabilities	654	799
Workers’ compensation liabilities	406	403
Other long-term liabilities	64	59
Total liabilities	5,174	5,725
Commitments and Contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 50.3 million issued and 49.8 million outstanding as of June 30, 2013, and 49.6 million issued and outstanding as of December 31, 2012	1	—
Additional paid-in capital	1,904	1,894
Retained earnings (deficit)	91	—
Treasury stock	(27)	(1)
Accumulated other comprehensive income (loss)	(1,096)	(1,226)
Total stockholders’ equity	873	667
Total liabilities and stockholders’ equity	$6,047	$6,392
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2013	2012
Operating Activities
Net earnings (loss)	$101	$83
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	82	82
Amortization of purchased intangibles	11	10
Amortization of debt issuance costs	4	4
Stock-based compensation	19	16
Excess tax benefit related to stock-based compensation	(3)	—
Deferred income taxes	28	29
Change in
Accounts receivable	(196)	(167)
Inventoried costs	(25)	25
Prepaid expenses and other assets	(28)	(11)
Accounts payable and accruals	(146)	(158)
Retiree benefits	(184)	(92)
Other non-cash transactions, net	—	1
Net cash provided by (used in) operating activities	(337)	(178)
Investing Activities
Additions to property, plant, and equipment	(55)	(57)
Net cash provided by (used in) investing activities	(55)	(57)
Financing Activities
Repayment of long-term debt	(13)	(15)
Dividends paid	(10)	—
Repurchases of common stock	(25)	—
Proceeds from stock option exercises	3	4
Excess tax benefit related to stock-based compensation	3	—
Net cash provided by (used in) financing activities	(42)	(11)
Change in cash and cash equivalents	(434)	(246)
Cash and cash equivalents, beginning of period	1,057	915
Cash and cash equivalents, end of period	$623	$669
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$41	$8
Cash paid for interest	$55	$55
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$3	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2013 and 2012 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2011	$—	$1,862	$(141)	$—	$(849)	$872
Net earnings (loss)	—	—	83	—	—	83
Additional paid-in capital	—	11	—	—	—	11
Other comprehensive income (loss), net of tax	—	—	—	—	28	28
Balance as of June 30, 2012	$—	$1,873	$(58)	$—	$(821)	$994

Balance as of December 31, 2012	$—	$1,894	$—	$(1)	$(1,226)	$667
Net earnings (loss)	—	—	101	—	—	101
Dividends declared	—	—	(10)	—	—	(10)
Additional paid-in capital	—	10	—	—	—	10
Other comprehensive income (loss), net of tax	—	—	—	—	130	130
Common stock	1	—	—	—	—	1
Treasury stock activity	—	—	—	(26)	—	(26)
Balance as of June 30, 2013	$1	$1,904	$91	$(27)	$(1,096)	$873

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

In connection with the spin-off, HII entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provided HII with certain enterprise shared services (including information technology, resource planning, financial, procurement and human resource services), benefits support services and other specified services to HII at cost. The term of the Transition Services Agreement ended on October 9, 2012. For the three and six months ended June 30, 2012, costs incurred for services under the Transition Services Agreement were approximately $5 million and $16 million, respectively.

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

Equity - On each of March 15, 2013 and June 14, 2013, the Company paid quarterly cash dividends of $0.10 per share, which totaled $10 million. During 2012, the Company's board of directors authorized a program to repurchase up to $150 million of the Company's common stock over the next three years. Purchases under the stock repurchase program may be made from time to time in the discretion of management in the open market, through privately negotiated transactions or through other means, are subject to prevailing market conditions and other factors, and may be suspended or discontinued at any time. For the six months ended June 30, 2013, the Company repurchased 465,210 shares at a cost of $26 million, which is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

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

The Company recognizes changes in estimates of contract sales, costs and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended June 30, 2013 and 2012, net cumulative catch-up adjustments increased operating income by $35 million and $34 million, respectively, and increased diluted earnings per share by $0.44 and $0.44, respectively. For the six months ended June 30, 2013 and 2012, net cumulative catch-up adjustments increased operating income by $65 million and $48 million, respectively, and increased diluted earnings per share by $0.84 and $0.63, respectively.

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

Although closure is still the baseline assumption for Avondale, the Company is pursuing engineering and manufacturing opportunities in the energy infrastructure market as well as other industrial manufacturing opportunities. We are also evaluating opportunities for commercial vessel construction, which are being driven by demand in support of Jones Act requirements. In addition, in the event that Avondale remains open beyond the end of 2013, the Company may continue to utilize the facility beyond 2013 to construct certain LPD assemblies. Ultimately, if the Company is successful in pursuing such opportunities, and Avondale were to remain open, the Company would submit a revised restructuring proposal to the U.S. Navy consistent with this change. In such event, the Company expects the total estimated restructuring costs would decrease. While the restructuring costs that are currently capitalized as incurred, consisting primarily of severance and retention payments, should remain recoverable under existing or future U.S. Navy contracts, other costs would remain as part of the Avondale cost structure associated with Avondale's new line of business.

The table below summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of June 30, 2013 and 2012, these costs were comprised primarily of employee severance and retention payments as well as incentive bonuses. These amounts were capitalized in inventoried costs, and will be recognized as expenses in cost of product sales beginning in 2014.

($ in millions)
Balance as of December 31, 2011	$50
Payments	(20)
Adjustments	2
Balance as of June 30, 2012	$32

Balance as of December 31, 2012	$24
Payments	(9)
Adjustments	8
Balance as of June 30, 2013	$23

5. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2013	2012	2013	2012
Net earnings (loss)	$57	$50	$101	$83

Weighted-average common shares outstanding	50.2	49.5	50.0	49.2
Net effect of dilutive stock options	0.3	0.2	0.3	0.2
Net effect of dilutive restricted stock rights	0.2	0.2	0.2	0.2
Net effect of dilutive restricted performance stock rights	—	0.2	—	0.2
Dilutive weighted-average common shares outstanding	50.7	50.1	50.5	49.8

Earnings (loss) per share - basic	$1.14	$1.01	$2.02	$1.69
Earnings (loss) per share - diluted	$1.12	$1.00	$2.00	$1.67

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.7 million stock options, 0.3 million Restricted Stock Rights ("RSRs"), and 1.4 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the three and six months ended June 30, 2013. The amounts presented above for the three and six months ended June 30, 2012, exclude the impact of 1.2 million shares related to stock options, 0.5 million shares related to RSRs and 1.3 million shares related to RPSRs under the treasury stock method.

6. SEGMENT INFORMATION

The Company is organized into two reportable segments: Ingalls and Newport News. The following table presents segment results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2013	2012	2013	2012
Sales and Service Revenues
Ingalls	$672	$756	$1,303	$1,448
Newport News	1,031	979	1,981	1,874
Intersegment eliminations	(20)	(14)	(39)	(33)
Total sales and service revenues	$1,683	$1,721	$3,245	$3,289
Operating Income (Loss)
Ingalls	$35	$38	$61	$58
Newport News	101	89	195	170
Total segment operating income (loss)	136	127	256	228
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(18)	(19)	(41)	(36)
Deferred state income taxes	(2)	(2)	(4)	(6)
Total operating income (loss)	$116	$106	$211	$186

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

7. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	June 30 2013	December 31 2012
Production costs of contracts in process	$227	$198
General and administrative expenses	2	3
	229	201
Progress payments received	(1)	(1)
	228	200
Raw material inventory	93	88
Total inventoried costs, net	$321	$288

8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

Accumulated goodwill impairment losses as of both June 30, 2013, and December 31, 2012, were $2,755 million. The accumulated goodwill impairment losses for Ingalls as of both June 30, 2013, and December 31, 2012, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of both June 30, 2013, and December 31, 2012, were $1,187 million.

Purchased Intangible Assets

The following table summarizes the Company's aggregate purchased intangible assets, all of which are contract or program related intangible assets.

($ in millions)	June 30 2013	December 31 2012
Gross carrying amount	$939	$939
Accumulated amortization	(402)	(391)
Net carrying amount	$537	$548

The Company's remaining purchased intangible assets are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine contract intangibles whose useful lives have been estimated based on the life cycle of the related programs. Aggregate amortization expense was $5 million for each of the three months ended June 30, 2013 and 2012. Aggregate amortization expense was $11 million and $10 million for the six months ended June 30, 2013 and 2012, respectively.

The Company expects amortization for purchased intangibles of approximately $20 million annually for the next five years.

9. INCOME TAXES

The Company's earnings are entirely domestic and its effective tax rates on earnings from operations for the three months ended June 30, 2013 and 2012, were 34.5% and 35.1%, respectively. For the six months ended June 30, 2013 and 2012, the Company's effective tax rates were 33.6% and 34.6%, respectively.

For the six months ended June 30, 2013, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the enactment of the American Taxpayer Relief Act in January 2013. The Company's effective tax rate for the six months ended June 30, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act retroactively extended the research and development tax credit through the end of 2013. Due to the timing of enactment, the impact on the Company's effective tax rate for the 2012 credit was reflected in the first quarter of 2013. The Company's effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures, the domestic manufacturing deduction and its Tax Matters Agreement with Northrop Grumman.

For current state income tax purposes, the stand-alone tax amounts have been computed as if they were allowable costs under the terms of the Company's existing contracts in the applicable period and are included in general and administrative expenses.

Net deferred tax assets as presented in the unaudited condensed consolidated statements of financial position were as follows:

($ in millions)	June 30 2013	December 31 2012
Net current deferred tax assets	$179	$213
Net non-current deferred tax assets	253	329
Total net deferred tax assets	$432	$542

10. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30 2013	December 31 2012
Term loan due March 30, 2016	$512	$525
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,817	1,830
Less current portion	52	51
Long-term debt, net of current portion	$1,765	$1,779

Credit Facility - In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. The current spread as of June 30, 2013, was 2.5% and may vary between 2.0% and 3.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of June 30, 2013, was 0.5% and may vary between 0.35% and 0.5%. As of June 30, 2013, approximately $46 million in letters of credit were issued but undrawn, and the remaining $604 million was unutilized.

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

Senior Notes - In connection with the spin-off, the Company issued $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021.

Mississippi Economic Development Revenue Bonds - As of June 30, 2013, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of June 30, 2013, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the six months ended June 30, 2013.

The estimated fair value of the Company's total long-term debt, including current portions, as of June 30, 2013 and December 31, 2012, was $1,935 million and $1,974 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

In May 2007, the Company signed a joint venture agreement with Fluor Federal Services, Inc. and Honeywell International Inc. for a nominal initial investment, whereby Savannah River Nuclear Solutions, LLC ("SRNS") was formed to manage and operate the Savannah River Site for the Department of Energy and the National Nuclear Security Administration. As of June 30, 2013, and December 31, 2012, the Company's ownership interest was approximately 34%, with carrying amounts of $5 million and $4 million, respectively. The investment in SRNS is being accounted for using the equity method and the total investment is classified as miscellaneous other assets in the Company's unaudited condensed consolidated statements of financial position. During the six months ended June 30, 2013 and 2012, the Company received cash dividends from SRNS of $4 million and $5 million, respectively, which were recorded as reductions in the Company's investment in SRNS.

The following table presents summarized financial information for the Company's equity method investments:

Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2013	2012	2013	2012
Sales and services revenues	$258	$344	$504	$665
Operating income	7	9	12	17
Net earnings	7	9	12	17

12. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to FASB Accounting Standards Codification 450 Contingencies, the Company has accrued for losses associated with investigations, claims and litigation when, and to the extent that, loss amounts related to the investigations, claims and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims and litigation may be higher or lower than the amounts accrued. For matters where a material loss is probable or reasonably possible and the amount of loss cannot be reasonably estimated, but the Company is able to reasonably estimate a range of possible losses, the Company will disclose such estimated range in these notes. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. This estimated range of possible loss does not represent the Company's maximum possible loss exposure. For matters as to which the Company is not able to reasonably estimate a possible loss or range of loss, the Company is required to indicate the reasons why it is unable to estimate the possible loss or range of loss. For matters not specifically described in these notes, the Company does not believe, based on information currently available to it, that it is reasonably possible that the liabilities, if any, arising from such investigations, claims and litigation will have a material effect on its consolidated financial position, results of operations or cash flows. The Company has, in certain cases, provided disclosure regarding certain matters for which the Company believes at this time that the likelihood of material loss is remote.

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

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. On December 8, 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. On February 28, 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue and the case was transferred to the U.S. District Court for the Southern District of Mississippi. The Company has filed a motion to dismiss the case, and all other matters are stayed pending resolution of that motion.
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

In January 2013, the Company disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that it had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts. The Company conducted an internal investigation, led by external counsel, and has taken remedial actions, including the termination of employees in instances where the Company believed grounds for termination existed. The Company is providing information regarding its investigation to the relevant government agencies. The Company agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from the Company's internal investigation. Based on the results of the internal investigation, the Company estimates that the maximum amount of the mischarging is approximately $4 million. The Company is in discussions with its U.S. Government customers regarding the potential release of a substantial portion of the withheld funds, but it cannot predict whether these customers will agree to a lower withhold amount. Depending upon the U.S. Government's assessment of the matters under investigation, the Company could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although the Company does not currently believe that this matter will have a material effect on its financial condition, results of operations or cash flows, the Company cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

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

13. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2013, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services as described in Note 11: Business Arrangements. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of June 30, 2013, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency, or similarly designated by another environmental agency, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2013, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may have to incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2013, the Company had $46 million in standby letters of credit issued but undrawn and $352 million of surety bonds outstanding.

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

The Company is pursuing legal action against its remaining insurer, Factory Mutual Insurance Company ("FM Global"). The case was commenced against FM Global on November 4, 2005, and is now pending in the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal, the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excludes damage from the storm surge caused by Hurricane Katrina under its "Flood" exclusion and remanded the case to the U.S. District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy, even if the Flood exclusion of the policy is unambiguous. In August 2010, the U.S. District Court granted FM Global's motion for summary judgment based upon California's doctrine of efficient proximate cause and denied FM Global's motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the Company sustained wind damage apart from the hurricane storm surge. In September 2011, the U.S. District Court granted FM Global's motion for summary judgment to dismiss the claims for bad faith damages and for contract reformation. The Company intends to continue to pursue the breach of contract action against FM Global, and trial on the merits is currently scheduled to start in October 2013. In addition, in January 2011, Northrop Grumman, as the Company's predecessor-in-interest, filed suit against Aon, which acted as the Company's broker in connection with the policy with FM Global, in Superior Court in California, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as declaratory relief. No assurances can be provided as to the ultimate outcome of these matters. If, however, either of these claims is successful, the potential impact to the Company's consolidated financial position, results of operations and cash flows would be favorable.

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

The cost of the Company's defined benefit plans and other postretirement plans for the three and six months ended June 30, 2013 and 2012, was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$36	$33	$6	$4	$73	$66	$11	$8
Interest cost	54	53	8	9	107	106	18	18
Expected return on plan assets	(72)	(66)	—	—	(144)	(133)	—	—
Amortization of prior service cost (credit)	5	3	(5)	(3)	9	6	(7)	(5)
Amortization of net actuarial loss (gain)	29	19	4	3	59	39	8	5
Net periodic benefit cost	$52	$42	$13	$13	$104	$84	$30	$26

The Company's cash contributions for the six months ended June 30, 2013 and 2012, were as follows:

	Six Months Ended June 30
($ in millions)	2013	2012
Pension plans
Qualified minimum	$—	$120
Discretionary
Qualified	301	63
Non-qualified	2	2
Other benefit plans	15	17
Total contributions	$318	$202

As of June 30, 2013, the Company anticipates no further cash contributions to its qualified defined benefit pension plans. For the year ending December 31, 2013, the Company expects its cash contributions to its qualified defined benefit pension plans to be $301 million, all of which will be discretionary.

In March 2013, the Company concluded negotiations on one of its collective bargaining agreements, which required an amendment to one of the Company's pension plans. As a result of the amendment, the remeasurement of the plan increased the pension liability and pre-tax accumulated other comprehensive loss by approximately $30 million.

In May 2013, the Company amended its postretirement benefit plan for salaried post-65 participants, which replaced a Company-sponsored indemnity plan with coverage offered through a third-party vendor and permanently capped the Company's contributions. As a result of the amendment, the remeasurement of the plan decreased the postretirement liability and pre-tax accumulated other comprehensive loss by approximately $177 million.

Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of June 30, 2013, and December 31, 2012, was comprised of unamortized benefit plan costs of $1,097 million and $1 million of other items (net of tax benefits of $716 million) and unamortized benefit plan costs of $1,226 million (net of tax benefits of $802 million), respectively. The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2013, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2013	$(1,225)	$1	$(1,224)
Other comprehensive income before reclassifications	108	—	108
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service credit (cost)	—	—	—
Amortization of actuarial gain (loss)	20	—	20
Net current period other comprehensive income (loss)	128	—	128
Balance as of June 30, 2013	$(1,097)	$1	$(1,096)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2012	$(1,226)	$—	$(1,226)
Other comprehensive income before reclassifications	87	1	88
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service credit (cost)	1	—	1
Amortization of actuarial gain (loss)	41	—	41
Net current period other comprehensive income (loss)	129	1	130
Balance as of June 30, 2013	$(1,097)	$1	$(1,096)

16. STOCK COMPENSATION PLANS

The following table summarizes the status of the Company's stock option awards as of June 30, 2013:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at June 30, 2013	1,017	$35.34	2.2	$23

In the six months ended June 30, 2013, the Company issued new equity awards as follows:

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

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2013:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	2,128	$41.25	1.3

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors during the three months ended June 30, 2013 and 2012, of $10 million and $8 million, respectively. For the six months ended June 30, 2013 and 2012, stock-based compensation was $19 million and $16 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2013 and 2012, of $4 million and $3 million, respectively. Tax benefits for stock-based compensation recognized for each of the six months ended June 30, 2013 and 2012, were $7 million.

Unrecognized Compensation Expense

As of June 30, 2013, the Company had $6 million of unrecognized compensation expense associated with the RSRs granted in 2011, which will be recognized over a period of 0.8 years, and $42 million of unrecognized expense associated with the RPSRs granted in 2013, 2012 and 2011, which will be recognized over a weighted average period of 1.5 years.

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
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, unaudited condensed consolidating statements of financial position as of June 30, 2013, and December 31, 2012, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries:

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,423	$—	$—	$1,423
Service revenues	—	260	6	(6)	260
Total sales and service revenues	—	1,683	6	(6)	1,683
Cost of sales and service revenues
Cost of product sales	—	1,157	—	—	1,157
Cost of service revenues	—	227	6	(6)	227
Income (loss) from operating investments, net	—	2	—	—	2
General and administrative expenses	—	185	—	—	185
Operating income (loss)	—	116	—	—	116
Interest expense	(27)	(2)	—	—	(29)
Equity in earnings (loss) of subsidiaries	75	—	—	(75)	—
Earnings (loss) before income taxes	48	114	—	(75)	87
Federal income taxes	(9)	39	—	—	30
Net earnings (loss)	$57	$75	$—	$(75)	$57
Other comprehensive income (loss), net of tax	128	128	—	(128)	128
Comprehensive income (loss)	$185	$203	$—	$(203)	$185

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,504	$—	$—	$1,504
Service revenues	—	217	6	(6)	217
Total sales and service revenues	—	1,721	6	(6)	1,721
Cost of sales and service revenues
Cost of product sales	—	1,252	—	—	1,252
Cost of service revenues	—	191	6	(6)	191
Income (loss) from operating investments, net	—	4	—	—	4
General and administrative expenses	—	176	—	—	176
Operating income (loss)	—	106	—	—	106
Interest expense	(27)	(2)	—	—	(29)
Equity in earnings (loss) of subsidiaries	67	—	—	(67)	—
Earnings (loss) before income taxes	40	104	—	(67)	77
Federal income taxes	(10)	37	—	—	27
Net earnings (loss)	$50	$67	$—	$(67)	$50
Other comprehensive income (loss), net of tax	13	13	—	(13)	13
Comprehensive income (loss)	$63	$80	$—	$(80)	$63

	Six Months Ended June 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$2,744	$—	$—	$2,744
Service revenues	—	501	12	(12)	501
Total sales and service revenues	—	3,245	12	(12)	3,245
Cost of sales and service revenues
Cost of product sales	—	2,243	—	—	2,243
Cost of service revenues	—	440	12	(12)	440
Income (loss) from operating investments, net	—	4	—	—	4
General and administrative expenses	—	355	—	—	355
Operating income (loss)	—	211	—	—	211
Interest expense	(55)	(4)	—	—	(59)
Equity in earnings (loss) of subsidiaries	138	—	—	(138)	—
Earnings (loss) before income taxes	83	207	—	(138)	152
Federal income taxes	(18)	69	—	—	51
Net earnings (loss)	$101	$138	$—	$(138)	$101
Other comprehensive income (loss), net of tax	130	130	—	(130)	130
Comprehensive income (loss)	$231	$268	$—	$(268)	$231

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended June 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$2,857	$—	$—	$2,857
Service revenues	—	432	7	(7)	432
Total sales and service revenues	—	3,289	7	(7)	3,289
Cost of sales and service revenues
Cost of product sales	—	2,391	—	—	2,391
Cost of service revenues	—	376	7	(7)	376
Income (loss) from operating investments, net	—	6	—	—	6
General and administrative expenses	—	342	—	—	342
Operating income (loss)	—	186	—	—	186
Interest expense	(55)	(4)	—	—	(59)
Equity in earnings (loss) of subsidiaries	118	—	—	(118)	—
Earnings (loss) before income taxes	63	182	—	(118)	127
Federal income taxes	(20)	64	—	—	44
Net earnings (loss)	$83	$118	$—	$(118)	$83
Other comprehensive income (loss), net of tax	28	28	—	(28)	28
Comprehensive income (loss)	$111	$146	$—	$(146)	$111

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	June 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$622	$—	$1	$—	$623
Accounts receivable, net	—	1,101	—	—	1,101
Inventoried costs, net	—	321	—	—	321
Deferred income taxes	—	179	—	—	179
Prepaid expenses and other current assets	—	46	16	(17)	45
Total current assets	622	1,647	17	(17)	2,269
Property, plant, and equipment, net	—	1,990	—	—	1,990
Goodwill	—	881	—	—	881
Other purchased intangibles, net	—	537	—	—	537
Miscellaneous other assets	35	335	—	—	370
Investment in subsidiaries	2,503	—	—	(2,503)	—
Intercompany receivables	—	549	—	(549)	—
Total assets	$3,160	$5,939	$17	$(3,069)	$6,047
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$287	$—	$—	$287
Accrued employees’ compensation	—	193	—	—	193
Current portion of long-term debt	52	—	—	—	52
Current portion of postretirement plan liabilities	—	148	—	—	148
Current portion of workers’ compensation liabilities	—	223	—	—	223
Advance payments and billings in excess of revenues	—	108	—	—	108
Other current liabilities	26	183	17	(17)	209
Total current liabilities	78	1,142	17	(17)	1,220
Long-term debt	1,660	105	—	—	1,765
Pension plan liabilities	—	1,065	—	—	1,065
Other postretirement plan liabilities	—	654	—	—	654
Workers’ compensation liabilities	—	406	—	—	406
Other long-term liabilities	—	64	—	—	64
Intercompany liabilities	549	—	—	(549)	—
Total liabilities	2,287	3,436	17	(566)	5,174
Stockholders’ equity	873	2,503	—	(2,503)	873
Total liabilities and stockholders’ equity	$3,160	$5,939	$17	$(3,069)	$6,047

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,056	$—	$1	$—	$1,057
Accounts receivable, net	—	905	—	—	905
Inventoried costs, net	—	288	—	—	288
Deferred income taxes	—	213	—	—	213
Prepaid expenses and other current assets	—	22	4	(5)	21
Total current assets	1,056	1,428	5	(5)	2,484
Property, plant, and equipment, net	—	2,034	—	—	2,034
Goodwill	—	881	—	—	881
Other purchased intangibles, net	—	548	—	—	548
Miscellaneous other assets	39	406	—	—	445
Investment in subsidiaries	2,282	—	—	(2,282)	—
Intercompany receivables	—	960	—	(960)	—
Total assets	$3,377	$6,257	$5	$(3,247)	$6,392
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$377	$—	$—	$377
Accrued employees’ compensation	—	235	—	—	235
Current portion of long-term debt	51	—	—	—	51
Current portion of postretirement plan liabilities	—	166	—	—	166
Current portion of workers’ compensation liabilities	—	216	—	—	216
Advance payments and billings in excess of revenues	—	134	—	—	134
Other current liabilities	25	180	5	(5)	205
Total current liabilities	76	1,308	5	(5)	1,384
Long-term debt	1,674	105	—	—	1,779
Pension plan liabilities	—	1,301	—	—	1,301
Other postretirement plan liabilities	—	799	—	—	799
Workers’ compensation liabilities	—	403	—	—	403
Other long-term liabilities	—	59	—	—	59
Intercompany liabilities	960	—	—	(960)	—
Total liabilities	2,710	3,975	5	(965)	5,725
Stockholders’ equity	667	2,282	—	(2,282)	667
Total liabilities and stockholders’ equity	$3,377	$6,257	$5	$(3,247)	$6,392

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32)	$(305)	$—	$—	$(337)
Investing Activities
Additions to property, plant, and equipment	—	(55)	—	—	(55)
Net cash provided by (used in) investing activities	—	(55)	—	—	(55)
Financing Activities
Repayment of long-term debt	(13)	—	—	—	(13)
Dividends paid	(10)	—	—	—	(10)
Repurchases of common stock	(25)	—	—	—	(25)
Proceeds from stock option exercises	3	—	—	—	3
Excess tax benefit related to stock-based compensation	—	3	—	—	3
Cash sweep/funding by parent	(357)	357	—	—	—
Net cash provided by (used in) financing activities	(402)	360	—	—	(42)
Change in cash and cash equivalents	(434)	—	—	—	(434)
Cash and cash equivalents, beginning of period	1,056	—	1	—	1,057
Cash and cash equivalents, end of period	$622	$—	$1	$—	$623

	Six Months Ended June 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33)	$(146)	$1	$—	$(178)
Investing Activities
Additions to property, plant, and equipment	—	(57)	—	—	(57)
Net cash provided by (used in) investing activities	—	(57)	—	—	(57)
Financing Activities
Repayment of long-term debt	(15)	—	—	—	(15)
Proceeds from stock option exercises	4	—	—	—	4
Cash sweep/funding by parent	(203)	203	—	—	—
Net cash provided by (used in) financing activities	(214)	203	—	—	(11)
Change in cash and cash equivalents	(247)	—	1	—	(246)
Cash and cash equivalents, beginning of period	915	—	—	—	915
Cash and cash equivalents, end of period	$668	$—	$1	$—	$669

18. SUBSEQUENT EVENTS

In July 2013, LPD-25 Somerset was damaged by underwater debris during preparation for sea trials. LPD-25 Somerset was subsequently placed in dry dock, where the Company completed all necessary damage assessments and repairs, and then relaunched in August 2013. This event resulted in delaying sea trials with the U.S. Navy Board of Inspection and Survey ("INSURV"), as well as a new estimated ship delivery date in the fourth quarter of 2013. Depending on the scheduling of sea trials with INSURV, the Company estimates a reduction in profit on this contract between $2 million and $15 million.

On August 2, 2013, the U.S. Navy announced that it is proceeding with a steel deckhouse for the DDG-1002 Lyndon B. Johnson as an alternative to the originally designed composite structure, which was to be constructed at the Company's Gulfport, Mississippi facility. The Company is currently evaluating the future utilization of this facility based upon the U.S. Navy's decision.

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

Business Environment

In August 2011, the Budget Control Act (the "BCA") reduced the DoD top line budget by $487 billion from fiscal year 2012 through 2021. Additionally, because Congress did not identify savings to reduce the U.S. deficit by up to $1.2 trillion prior to March 1, 2013, budgetary sequestration was implemented under the BCA. Sequestration requires an additional reduction from fiscal year 2012 through 2021 of $500 billion for defense spending and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard. While significant uncertainty exists regarding the specific effects of sequestration, the resulting funding reductions could have material consequences for our business, employee base, facilities and suppliers.

U.S. Government operations, including appropriations for DoD and Department of Homeland Security ("Homeland Security") programs, were funded for the balance of fiscal year 2013 under the Consolidated and Further Continuing Appropriations Act (the "Act"). The Act specifically provided for the funding of construction of CVN-79 John F. Kennedy, advance procurement for continuation of the LPD-17 San Antonio-class amphibious transport dock ship program, commencement of the CVN-72 USS Abraham Lincoln Refueling and Complex Overhaul ("RCOH"), addition of a third DDG-51 Arleigh Burke-class destroyer and advance procurement for a second SSN-774 Virginia-class submarine that would be purchased in fiscal year 2014. The Act also funded the cost to complete the CVN-71 USS Theodore Roosevelt RCOH, LHA-6 America, and LPD-25 Somerset. Within Homeland Security, the Act funded construction of NSC-6 Munro as well as long-lead material for NSC-7 Kimball. The Administration continues to consider how sequestration could impact programs that were funded under the Act for fiscal year 2013, and the outcome of that assessment could have a significant impact on future defense spending plans.

The Fiscal Year 2014 President's Budget Request ("Budget Request") was delivered to Congress on April 10, 2013, but it does not reflect sequestration reductions. The Budget Request includes funding for two SSN-774 Virginia-class submarines, one DDG-51 Arleigh Burke-class destroyer, a third year of funding for the CVN-72 USS Abraham Lincoln RCOH, a second year of funding for construction of CVN-79 John F. Kennedy, prior-year completion funding for CVN-78 Gerald R. Ford and LHA-6 America, and construction funding for NSC-7 Kimball. While the House of Representatives has passed its version of the National Defense Authorization Act for Fiscal Year 2014 ("FY14 NDAA"), the Senate's markup of the FY14 NDAA has not yet been considered by the full Senate. Regarding the Fiscal Year 2014 Defense Appropriations process, the House of Representatives will likely consider their markup prior to the August 2013 recess, but the Senate will likely defer action on their bill until later this year. It is not yet clear whether final authorization and appropriations bills will be passed in regular order or at what level programs included in the Budget Request may or may not be supported by both chambers of Congress. If final appropriations bills are not passed before the beginning of the next fiscal year, continuing resolutions are anticipated for some period of time. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations or cash flows, including revenues, goodwill and long-lived assets.

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

As of June 30, 2013, there had been no material changes to the above critical accounting policies and estimates since the year ended December 31, 2012.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 98% of our revenues for each of the three and six months ended June 30, 2013, and approximately 99% of our revenues for each of the three and six months ended June 30, 2012, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 2% of our revenues for each of the three and six months ended June 30, 2013, and approximately 1% of our revenues for each of the three and six months ended June 30, 2012, were generated from firm fixed-price arrangements.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2013 over 2012		June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and service revenues	$1,683	$1,721	$(38)	(2)%	$3,245	$3,289	$(44)	(1)%
Cost of product sales and service revenues	1,384	1,443	(59)	(4)%	2,683	2,767	(84)	(3)%
Income (loss) from operating investments, net	2	4	(2)	(50)%	4	6	(2)	(33)%
General and administrative expenses	185	176	9	5%	355	342	13	4%
Operating income (loss)	116	106	10	9%	211	186	25	13%
Interest expense	29	29	—	—%	59	59	—	—%
Federal income taxes	30	27	3	11%	51	44	7	16%
Net earnings (loss)	$57	$50	$7	14%	$101	$83	$18	22%

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

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended				Six Months Ended
	June 30		2013 over 2012		June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Product sales	$1,423	$1,504	$(81)	(5)%	$2,744	$2,857	$(113)	(4)%
Service revenues	260	217	43	20%	501	432	69	16%
Sales and service revenues	$1,683	$1,721	$(38)	(2)%	$3,245	$3,289	$(44)	(1)%

Product sales for the three months ended June 30, 2013, decreased $81 million, or 5%, as compared with the same period in 2012. Product sales for the six months ended June 30, 2013, decreased $113 million, or 4%, as compared with the same period in 2012. Product sales at our Ingalls segment decreased by $91 million and $149 million for the three and six months ended June 30, 2013, respectively, as a result of lower volumes in Amphibious Assault Ships, partially offset by higher volumes in the Legend-class NSC program and Surface Combatants. Newport News product sales increased by $10 million and $36 million for the three and six months ended June 30, 2013, respectively, primarily due to higher volumes in Submarines, partially offset by lower volumes in Aircraft Carriers.

Service revenues for the three months ended June 30, 2013, increased $43 million, or 20%, as compared with the same period in 2012. Service revenues for the six months ended June 30, 2013, increased $69 million, or 16%, as compared with the same period in 2012. Service revenues at our Ingalls segment increased by $1 million for the three months ended June 30, 2013, with no significant change in program mix. Service revenues at our Ingalls segment decreased by $2 million for the six months ended June 30, 2013, as lower volumes in Surface Combatants services were partially offset by higher volumes in Amphibious Assault Ships and Fleet Support services. Service revenues at our Newport News segment increased by $42 million and $71 million for the three and six months ended June 30, 2013, respectively, primarily due to higher volumes in Fleet Support and Aircraft Carrier related services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30		2013 over 2012		June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Cost of product sales	$1,157	$1,252	$(95)	(8)%	$2,243	$2,391	$(148)	(6)%
% of product sales	81.3%	83.2%	—		81.7%	83.7%	—
Cost of service revenues	227	191	36	19%	440	376	64	17%
% of service revenues	87.3%	88.0%	—		87.8%	87.0%	—
Income (loss) from operating investments, net	2	4	(2)	(50)%	4	6	(2)	(33)%
General and administrative expenses	185	176	9	5%	355	342	13	4%
% of total sales and service revenues	11.0%	10.2%	—		10.9%	10.4%	—
Cost of sales and service revenues	$1,567	$1,615	$(48)	(3)%	$3,034	$3,103	$(69)	(2)%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2013, decreased $95 million, or 8%, as compared with the same period in 2012. Cost of product sales for the six months ended June 30, 2013, decreased $148 million, or 6%, as compared with the same period in 2012. Cost of product sales at our Ingalls segment decreased $85 million and $149 million for the three and six months ended June 30, 2013, respectively, primarily due to the lower volumes described above. Cost of product sales at our Newport News segment decreased by $10 million for the three months ended June 30, 2013, primarily due to the lower volumes in Aircraft Carriers described above. Cost of product sales at our Newport News segment increased by $1 million for the six months ended June 30, 2013, primarily due to the higher volumes in Submarines, offset by the lower volumes in Aircraft Carriers, described above. Cost of product sales as a percentage of product sales decreased from 83.2% for the three months ended June 30, 2012, to 81.3% for the three months ended June 30, 2013, primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement and performance improvement. Cost of product sales as a percentage of product sales decreased from 83.7% for the six months ended June 30, 2012, to 81.7% for the six months ended June 30, 2013, primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes.

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2013, increased $36 million, or 19%, as compared with the same period in 2012. Cost of service revenues for the six months ended June 30, 2013, increased $64 million, or 17%, as compared with the same period in 2012. Cost of service revenues at our Ingalls segment remained stable for each of the three and six months ended June 30, 2013, with no significant change in program mix and profitability. Cost of service revenues at our Newport News segment increased $36 million and $64 million for the three and six months ended June 30, 2013, respectively, as a result of the higher volumes described above. Cost of service revenues as a percentage of service revenues decreased from 88.0% for the three months ended June 30, 2012, to 87.3% for the three months ended June 30, 2013, primarily due to normal year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues increased from 87.0% for the six months ended June 30, 2012, to 87.8% for the six months ended June 30, 2013, primarily due to normal year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for each of the three and six months ended June 30, 2013, decreased $2 million, or 50% and 33%, respectively, from the comparable periods in 2012. These decreases were primarily driven by reduced work funded by the American Reinvestment and Recovery Act at our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three months ended June 30, 2013, increased $9 million, or 5%, from the comparable period in 2012. This increase was primarily the result of increases in bid and proposal efforts and state tax expense. General and administrative expenses for the six months ended June 30, 2013, increased $13 million, or 4%, from the comparable period in 2012. This increase was primarily the result of increases in bid and proposal efforts and the FAS/CAS Adjustment.

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

The following table reconciles segment operating income to total operating income:

	Three Months Ended				Six Months Ended
	June 30		2013 over 2012		June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Segment operating income (loss)	$136	$127	$9	7%	$256	$228	$28	12%
FAS/CAS Adjustment	(18)	(19)	1	5%	(41)	(36)	(5)	(14)%
Deferred state income taxes	(2)	(2)	—	—%	(4)	(6)	2	33%
Total operating income (loss)	$116	$106	$10	9%	$211	$186	$25	13%

Segment Operating Income

Segment operating income for the three months ended June 30, 2013 was $136 million, an increase of $9 million as compared with the same period in 2012. The increase was primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement and performance improvement, partially offset by the receipt in 2012 of $7 million in resolution of a contract dispute with a private party.

Segment operating income for the six months ended June 30, 2013 was $256 million, an increase of $28 million as compared with the same period in 2012. The increase was primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as performance improvement on Amphibious Assault Ships, partially offset by the receipt in 2012 of $7 million in resolution of a contract dispute with a private party.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Three Months Ended				Six Months Ended
	June 30		2013 over 2012		June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
FAS expense	$(65)	$(55)	$(10)	(18)%	$(134)	$(110)	$(24)	(22)%
CAS expense	47	36	11	31%	93	74	19	26%
FAS/CAS Adjustment	$(18)	$(19)	$1	5%	$(41)	(36)	(5)	(14)%

The FAS/CAS Adjustment was a net expense of $18 million and $19 million for the three months ended June 30, 2013 and 2012, respectively. The FAS/CAS Adjustment was a net expense of $41 million and $36 million for the six months ended June 30, 2013 and 2012, respectively. The favorable change in the FAS/CAS Adjustment of $1 million for the three months ended June 30, 2013, compared to the same period in 2012, was driven by a reduction in our FAS expense, due to the remeasurement in 2013 of our postretirement benefit plan, offset by commencing the amortization in 2013 of the net actuarial losses incurred in 2012. The unfavorable change in the FAS/CAS Adjustment of $5 million for the six months ended June 30, 2013, compared to the same period in 2012, was primarily driven by an increase in our FAS expense, due primarily to commencing the amortization in 2013 of the net actuarial losses incurred in 2012, partially offset by the remeasurement in 2013 of our postretirement benefit plan.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense for the three months ended June 30, 2013, was unchanged from the same period in 2012. Deferred state income tax expense for the six months ended June 30, 2013, was $4 million, compared to an expense of $6 million for the same period in 2012. The change was primarily due to the timing of restructuring reserve and pension related deductions.

Interest Expense

Interest expense for the three and six months ended June 30, 2013, was unchanged from the same period in 2012.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended June 30, 2013, was 34.5%, compared with 35.1% for the same period in 2012. Our effective tax rate for the six months ended June 30, 2013, was 33.6%, compared with 34.6% for the same period in 2012. The decreases in our effective tax rates were primarily a result of the enactment of the American Taxpayer Relief Act in January 2013. Our effective tax rate for the six months ended June 30, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act retroactively extended the research and development tax credit through the end of 2013. Due to the timing of enactment, the impact on our effective tax rate for the 2012 credit was reflected in the first quarter of 2013. Our effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures, the domestic manufacturing deduction and our Tax Matters Agreement with Northrop Grumman.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Three Months Ended				Six Months Ended
	June 30		2013 over 2012		June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and Service Revenues
Ingalls	$672	$756	$(84)	(11)%	$1,303	$1,448	$(145)	(10)%
Newport News	1,031	979	52	5%	1,981	1,874	107	6%
Intersegment eliminations	(20)	(14)	(6)	(43)%	(39)	(33)	(6)	(18)%
Total sales and service revenues	$1,683	$1,721	$(38)	(2)%	$3,245	$3,289	$(44)	(1)%
Operating Income (Loss)
Ingalls	$35	$38	$(3)	(8)%	$61	$58	$3	5%
Newport News	101	89	12	13%	195	170	25	15%
Total Segment Operating Income (Loss)	136	127	9	7%	256	228	28	12%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(18)	(19)	1	5%	(41)	(36)	(5)	(14)%
Deferred state income taxes	(2)	(2)	—	—%	(4)	(6)	2	33%
Total operating income (loss)	$116	$106	$10	9%	$211	$186	$25	13%

KEY SEGMENT FINANCIAL MEASURES

Sales and Service Revenues

Period-to-period revenues reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in reported revenues due to varying production activity levels, delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding income change based on the margin rate for a particular contract.

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

Cumulative Adjustments

For the three and six months ended June 30, 2013 and 2012, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2013	2012	2013	2012
Gross favorable adjustments	$55	$60	$100	$87
Gross unfavorable adjustments	(20)	(26)	(35)	(39)
Net adjustments	$35	$34	$65	$48

For the three months ended June 30, 2013, favorable cumulative catch-up adjustments were primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement and performance improvement, as well as the execution contract for the CVN-71 USS Theodore Roosevelt RCOH. For the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the six months ended June 30, 2013, favorable cumulative catch-up adjustments were primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as the execution contract for the CVN-71 USS Theodore Roosevelt RCOH. For the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three and six months ended June 30, 2012, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program, LPD-23 USS Anchorage and LPD-25 Somerset, as well as receipt of $7 million in resolution of a contract dispute with a private party. For the same periods, unfavorable cumulative catch-up adjustments were primarily related to lower performance on LPD-22 USS San Diego and LPD-24 USS Arlington.

Ingalls

	Three Months Ended				Six Months Ended
	June 30		2013 over 2012		June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and service revenues	$672	$756	$(84)	(11)%	$1,303	$1,448	$(145)	(10)%
Segment operating income (loss)	35	38	(3)	(8)%	61	58	3	5%
As a percentage of segment sales	5.2%	5.0%			4.7%	4.0%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended June 30, 2013, decreased $84 million, or 11%, from the same period in 2012, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LPD-23 USS Anchorage, LPD-24 USS Arlington, LPD-25 Somerset and LHA-6 America, partially offset by higher volumes on LPD-26 John P. Murtha, LPD-27 Portland and LHA-7 Tripoli. Revenues on the Legend-class NSC program were higher due to higher volumes on the construction contracts of NSC-5 James, NSC-4 Hamilton and NSC-6 Munro. Surface Combatants revenues were also higher as higher volumes on DDG-113 John Finn and DDG-114 Ralph Johnson were partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

Ingalls revenues, including intersegment sales, for the six months ended June 30, 2013, decreased $145 million, or 10%, from the same period in 2012, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LPD-23 USS Anchorage, LPD-24 USS Arlington, LPD-25 Somerset and LHA-6 America, partially offset by higher volumes on LPD-26 John P. Murtha, LPD-27 Portland and LHA-7 Tripoli. Revenues on the Legend-class NSC program were higher due to higher volumes on the construction contracts of NSC-5 James, NSC-4 Hamilton and NSC-6 Munro. Surface Combatants revenues were slightly higher as higher volumes on DDG-113 John Finn and DDG-114 Ralph Johnson were partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

Segment Operating Income

Ingalls operating income for the three months ended June 30, 2013, was $35 million, compared with $38 million for the same period in 2012. The decrease was primarily due to the receipt in 2012 of $7 million in resolution of a contract dispute with a private party and lower volumes on Amphibious Assault Ships, partially offset by risk retirement and higher volumes on the Legend-class NSC program.

Ingalls operating income for the six months ended June 30, 2013, was $61 million, compared with $58 million for the same period in 2012. The increase was primarily due to risk retirement and higher volumes on the Legend-class NSC program, as well as performance improvement on Amphibious Assault Ships, partially offset by the receipt in 2012 of $7 million in resolution of a contract dispute with a private party and lower volumes on Amphibious Assault Ships.

Newport News

	Three Months Ended				Six Months Ended
	June 30		2013 over 2012		June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and service revenues	$1,031	$979	$52	5%	$1,981	$1,874	$107	6%
Segment operating income (loss)	101	89	12	13%	195	170	25	15%
As a percentage of segment sales	9.8%	9.1%			9.8%	9.1%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2013, increased $52 million, or 5%, from the same period in 2012, primarily driven by higher revenues in Fleet Support services, Aircraft Carriers and Submarines. Higher revenues in Fleet Support services were primarily the result of volumes associated with repair work on SSN-765 USS Montpelier. Higher revenues in Aircraft Carriers were primarily due to increased volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, the construction preparation contract for CVN-79 John F. Kennedy and the inactivation contract for CVN-65 USS Enterprise, partially offset by lower volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction contract for CVN-78 Gerald R. Ford. Submarines revenues increased due to the SSN-774 Virginia-class submarine program, primarily driven by risk retirement, higher volumes on Block III and the advance procurement contract on Block IV, partially offset by lower volumes on Block II following the delivery of SSN-783 Minnesota.

Newport News revenues for the six months ended June 30, 2013, increased $107 million, or 6%, from the same period in 2012, primarily driven by higher revenues in Submarines, Fleet Support services and Aircraft Carriers. Higher revenues in Fleet Support services were primarily the result of volumes associated with repair work on SSN-765 USS Montpelier. Submarines revenues increased due to the SSN-774 Virginia-class submarine program, primarily driven by risk retirement, the favorable resolution of outstanding contract changes, higher volumes on Block III and the advance procurement contract on Block IV, partially offset by lower volumes on Block II following the delivery of SSN-783 Minnesota. Higher revenues in Aircraft Carriers were primarily due to increased volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, the construction preparation contract for CVN-79 John F. Kennedy and the inactivation contract for CVN-65 USS Enterprise, partially offset by lower volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction contract for CVN-78 Gerald R. Ford.

Segment Operating Income

Newport News operating income for the three months ended June 30, 2013, was $101 million, compared with $89 million for the same period in 2012. The increase was primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement and performance improvement.

Newport News operating income for the six months ended June 30, 2013, was $195 million, compared with $170 million for the same period in 2012. The increase was primarily due to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes.

BACKLOG

Total backlog at June 30, 2013, and December 31, 2012, was approximately $21 billion and $16 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2013, and December 31, 2012:

	June 30, 2013			December 31, 2012
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$7,615	$2,617	$10,232	$7,120	$95	$7,215
Newport News	6,108	4,398	10,506	5,637	2,654	8,291
Total backlog	$13,723	$7,015	$20,738	$12,757	$2,749	$15,506

Approximately 32% of the $16 billion total backlog as of December 31, 2012, is expected to be converted into sales in 2013. U.S. Government orders comprised substantially all of the total backlog as of June 30, 2013, and December 31, 2012.

Awards

The value of new contract awards during the six months ended June 30, 2013, was approximately $8.5 billion. Significant new awards during this period included contracts for the construction of five DDG-51 Arleigh Burke-class destroyers, CVN-72 USS Abraham Lincoln RCOH, inactivation of CVN-65 USS Enterprise, construction of NSC-6 Munro and continued construction preparation for CVN-79 John F. Kennedy.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended
	June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Net earnings (loss)	$101	$83	$18	22%
Depreciation and amortization	97	96	1	1%
Stock-based compensation	19	16	3	19%
Excess tax benefit related to stock-based compensation	(3)	—	(3)	—%
Deferred income taxes	28	29	(1)	(3)%
Retiree benefit funding less than (in excess of) expense	(184)	(92)	(92)	(100)%
Trade working capital decrease (increase)	(395)	(310)	(85)	(27)%
Net cash provided by (used in) operating activities	$(337)	$(178)	$(159)	(89)%

Cash Flows

We discuss below our major operating, investing and financing activities for the six months ended June 30, 2013 and 2012, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2013 was $337 million, compared with $178 million used in operating activities for the same period in 2012. The decrease in operating cash flow was primarily due to increases in retirement benefit funding and trade working capital. The change in trade working capital was primarily driven by inventory due to timing of contract milestones and accounts receivable due to the timing of billings and collections.

For the six months ended June 30, 2013, we made discretionary contributions to our qualified defined benefit pension plans totaling $301 million, compared with $120 million of minimum and $63 million of discretionary contributions for the same period in 2012. As of June 30, 2013, we anticipate no further cash contributions to our qualified defined benefit pension plans.

We expect cash generated from operations in combination with our existing credit facilities to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2013, was $55 million, compared with $57 million used in the same period in 2012, consisting entirely of capital expenditures in both periods. We expect our capital expenditures in 2013 to fall in a range between 2% and 3% of annual revenues.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2013, was $42 million, compared with $11 million used in the same period in 2012. The increase was due to $25 million of repurchases of common stock and $10 million of dividend payments, partially offset by $3 million in tax benefits from stock-based compensation.

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

The following table reconciles net cash used in operating activities to free cash flow:

	Six Months Ended
	June 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Net cash provided by (used in) operating activities	$(337)	$(178)	$(159)	(89)%
Less:
Capital expenditures	(55)	(57)	2	4%
Free cash flow provided by (used in) operations	$(392)	$(235)	$(157)	(67)%

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June 30, 2013 and 2012, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these new regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2013, we had $46 million in standby letters of credit issued but undrawn and $352 million of surety bonds outstanding.

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

CVN-65 USS Enterprise	Defuel and inactivate the world's first nuclear-powered aircraft carrier, which began in 2013.

CVN-78 Gerald R. Ford-class aircraft carriers
Design and construction for the Ford-class program, which is the future aircraft carrier replacement program for CVN-65 USS Enterprise and CVN-68 Nimitz-class aircraft carriers. CVN-78 Gerald R. Ford, the first ship of the Ford-class, is currently under construction. CVN-79 John F. Kennedy is under contract for engineering, advance construction, and purchase of long-lead-time components and material. This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. DDG-113 John Finn and DDG-114 Ralph Johnson are currently under construction. In June 2013, we were awarded a multi-year contract for construction of five DDG-51 Arleigh Burke-class destroyers.

DDG-1000 Zumwalt-class destroyers
Design and build next-generation multi-mission surface combatants in conjunction with Bath Iron Works and construct the ships' integrated composite deckhouses, as well as portions of the ships' aft peripheral vertical launch systems. Developed under the DD(X) destroyer program, the DDG-1000 Zumwalt-class destroyer is the lead ship of a class tailored for land attack and littoral dominance. In July 2008, the U.S. Navy announced its decision to truncate the DDG-1000 program at three ships and restart the construction of BMD-capable (ballistic missile defense) DDG-51 Arleigh Burke-class destroyers. In 2012, we delivered the composite superstructure of DDG-1000 Zumwalt. We are currently constructing the composite superstructure of DDG-1001 Michael Monsoor.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first three ships have been delivered. NSC-4 Hamilton and NSC-5 James are under construction, and, in 2013, we were awarded the construction contract for NSC-6 Munro and a long-lead-time material contract for NSC-7 Kimball.

LHA-6 America-class amphibious assault ships
Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The LHA-6 America-class ships, together with the LHD-1 Wasp-class ships, are the successors to the aging LHA-1 Tarawa-class ships. Three of the original five Tarawa-class ships have been recently decommissioned, and the remainder of the class is scheduled to be decommissioned by 2015. The LHA-6 America-class ships optimize aviation operations and support capabilities. LHA-6 America and LHA-7 Tripoli are currently under construction.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of June 30, 2013, we had $512 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of June 30, 2013. Based on the amounts outstanding under our Credit Facility as of June 30, 2013, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of June 30, 2013, our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2013, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
April 1, 2013 to April 30, 2013	61,132	$51.44	61,132	$145.4
May 1, 2013 to May 31, 2013	128,885	54.48	128,885	138.4
June 1, 2013 to June 30, 2013	270,890	54.96	270,890	123.5
Total	460,907	$54.36	460,907	$123.5
1 As of June 30, 2013, we had purchased 496,218 shares at an average price of $53.45 per share for a total of $26.5 million since the program's inception.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on May 6, 2013).

11	Computation of Per Share Earnings (provided in Note 5 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2013	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Douglass L. Fontaine II
Douglass L. Fontaine II
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)