Form 10-Q
period 2013-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2013-11-07
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of November 4, 2013, 49,373,379 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2013	2012	2013	2012
Sales and service revenues
Product sales	$1,394	$1,367	$4,138	$4,224
Service revenues	243	229	744	661
Total sales and service revenues	1,637	1,596	4,882	4,885
Cost of sales and service revenues
Cost of product sales	1,123	1,187	3,366	3,578
Cost of service revenues	210	186	650	562
Income (loss) from operating investments, net	9	7	13	13
General and administrative expenses	186	164	541	506
Operating income (loss)	127	66	338	252
Other income (expense)
Interest expense	(28)	(29)	(87)	(88)
Earnings (loss) before income taxes	99	37	251	164
Federal income taxes	30	24	81	68
Net earnings (loss)	$69	$13	$170	$96

Basic earnings (loss) per share	$1.38	$0.26	$3.41	$1.95
Weighted-average common shares outstanding	49.9	49.6	49.9	49.3

Diluted earnings (loss) per share	$1.36	$0.26	$3.37	$1.92
Weighted-average diluted shares outstanding	50.6	50.3	50.5	49.9

Dividends declared per share	$0.10	$—	$0.30	$—

Net earnings (loss) from above	$69	$13	$170	$96
Other comprehensive income (loss)
Change in unamortized benefit plan costs	31	23	246	68
Other	2	—	3	—
Tax benefit (expense) for items of other comprehensive income	(15)	(6)	(101)	(23)
Other comprehensive income (loss), net of tax	18	17	148	45
Comprehensive income (loss)	$87	$30	$318	$141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30 2013	December 31 2012
Assets
Current Assets
Cash and cash equivalents	$895	$1,057
Accounts receivable, net	1,055	905
Inventoried costs, net	340	288
Deferred income taxes	218	213
Prepaid expenses and other current assets	23	21
Total current assets	2,531	2,484
Property, plant, and equipment, net	1,964	2,034
Goodwill	881	881
Other purchased intangibles, net	532	548
Long-term deferred tax asset	248	329
Miscellaneous other assets	123	116
Total assets	$6,279	$6,392
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$287	$377
Accrued employees’ compensation	205	235
Current portion of long-term debt	65	51
Current portion of postretirement plan liabilities	148	166
Current portion of workers’ compensation liabilities	225	216
Advance payments and billings in excess of revenues	139	134
Income taxes payable	73	—
Other current liabilities	260	205
Total current liabilities	1,402	1,384
Long-term debt	1,743	1,779
Pension plan liabilities	1,082	1,301
Other postretirement plan liabilities	656	799
Workers’ compensation liabilities	409	403
Other long-term liabilities	52	59
Total liabilities	5,344	5,725
Commitments and Contingencies (Note 14)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 50.4 million issued and 49.5 million outstanding as of September 30, 2013, and 49.6 million issued and outstanding as of December 31, 2012	1	—
Additional paid-in capital	1,914	1,894
Retained earnings (deficit)	155	—
Treasury stock	(57)	(1)
Accumulated other comprehensive income (loss)	(1,078)	(1,226)
Total stockholders’ equity	935	667
Total liabilities and stockholders’ equity	$6,279	$6,392
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2013	2012
Operating Activities
Net earnings (loss)	$170	$96
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	135	122
Amortization of purchased intangibles	16	15
Amortization of debt issuance costs	6	6
Stock-based compensation	28	25
Excess tax benefit related to stock-based compensation	(5)	—
Deferred income taxes	(19)	44
Change in
Accounts receivable	(150)	(172)
Inventoried costs	(102)	57
Prepaid expenses and other assets	(16)	(8)
Accounts payable and accruals	12	(134)
Retiree benefits	(134)	(93)
Other non-cash transactions, net	3	1
Net cash provided by (used in) operating activities	(56)	(41)
Investing Activities
Additions to property, plant, and equipment	(85)	(92)
Proceeds from insurance settlement	58	—
Net cash provided by (used in) investing activities	(27)	(92)
Financing Activities
Repayment of long-term debt	(22)	(22)
Dividends paid	(15)	—
Repurchases of common stock	(53)	—
Proceeds from stock option exercises	6	6
Excess tax benefit related to stock-based compensation	5	—
Net cash provided by (used in) financing activities	(79)	(16)
Change in cash and cash equivalents	(162)	(149)
Cash and cash equivalents, beginning of period	1,057	915
Cash and cash equivalents, end of period	$895	$766
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$54	$28
Cash paid for interest	$101	$102
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30, 2013 and 2012 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2011	$—	$1,862	$(141)	$—	$(849)	$872
Net earnings (loss)	—	—	96	—	—	96
Additional paid-in capital	—	25	—	—	—	25
Other comprehensive income (loss), net of tax	—	—	—	—	45	45
Balance as of September 30, 2012	$—	$1,887	$(45)	$—	$(804)	$1,038

Balance as of December 31, 2012	$—	$1,894	$—	$(1)	$(1,226)	$667
Net earnings (loss)	—	—	170	—	—	170
Dividends declared	—	—	(15)	—	—	(15)
Additional paid-in capital	—	20	—	—	—	20
Other comprehensive income (loss), net of tax	—	—	—	—	148	148
Common stock	1	—	—	—	—	1
Treasury stock activity	—	—	—	(56)	—	(56)
Balance as of September 30, 2013	$1	$1,914	$155	$(57)	$(1,078)	$935

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

In connection with the spin-off, HII entered into new borrowing arrangements to provide the Company with adequate liquidity and to fund a $1,429 million contribution to Northrop Grumman. Specifically, HII issued $1,200 million in senior notes and entered into the HII Credit Facility ("Credit Facility") with third-party lenders that includes a $650 million revolver and a $575 million term loan. See Note 11: Debt.

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

Equity - On each of March 15, 2013, June 14, 2013, and September 13, 2013, the Company paid quarterly cash dividends of $0.10 per share, which totaled $15 million year-to-date. During 2012, the Company's board of directors authorized a program to repurchase up to $150 million of the Company's common stock over three years. On October 30, 2013, the Company's board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. Purchases under the stock repurchase program may be made from time to time in the discretion of management in the open market, through privately negotiated transactions or through other means, are subject to prevailing market conditions and other factors, and may be suspended or discontinued at any time. For the nine months ended September 30, 2013, the Company repurchased 919,866 shares at a cost of $56 million, which is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

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

The Company recognizes changes in estimates of contract sales, costs and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended September 30, 2013 and 2012, net cumulative catch-up adjustments increased (decreased) operating income by $2 million and $(9) million, respectively, and increased (decreased) diluted earnings per share by $0.02 and $(0.12), respectively. For the nine months ended September 30, 2013 and 2012, net cumulative catch-up adjustments increased operating income by $67 million and $39 million, respectively, and increased diluted earnings per share by $0.86 and $0.50, respectively.

3. ACCOUNTING STANDARDS UPDATES

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component, and their corresponding effects on net income if required under GAAP to be reclassified to net income in their entirety in the same reporting period; otherwise, cross-reference to other disclosures is required. ASU 2013-02 is effective for all reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 as of January 1, 2013 without material impact on the unaudited condensed consolidated financial statements. See Note 16: Employee Pension and Other Postretirement Benefits.

4. AVONDALE

In July 2010, plans were announced to consolidate the Company's Ingalls operations by winding down and subsequently closing the Avondale, Louisiana facility in 2013 after completing LPD-class ships that were under construction at this facility. The Company intends to build future LPD-class ships at the Company's Pascagoula, Mississippi facility, although the Company intends to utilize the Avondale facility into 2014 to complete construction of certain LPD assemblies. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity.

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

Although closure is still the baseline assumption for Avondale, the Company is pursuing engineering and manufacturing opportunities in the energy infrastructure market as well as other industrial manufacturing opportunities. On September 26, 2013, the New Orleans Metals Trades ratified a new labor agreement in connection with the Company's pursuit of other opportunities at Avondale. We are also evaluating opportunities for commercial vessel construction, which are being driven by demand in support of Jones Act requirements. In addition, the Company intends to utilize the facility into 2014 to complete construction of certain LPD assemblies. Ultimately, if the Company is successful in pursuing such opportunities, and Avondale were to remain open, the Company would submit a revised restructuring proposal to the U.S. Navy consistent with this change. In such event, the Company expects the total estimated restructuring costs would decrease. While the restructuring costs that are currently capitalized as incurred, consisting primarily of severance and retention payments, should remain recoverable under existing or future U.S. Navy contracts, other costs would remain as part of the Avondale cost structure associated with Avondale's new line of business.

The table below summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of September 30, 2013 and 2012, these costs were comprised primarily of employee severance and retention payments as well as incentive bonuses. These amounts were capitalized in inventoried costs, and will be recognized as expenses in cost of product sales beginning in 2014.

($ in millions)
Balance as of December 31, 2011	$50
Payments	(29)
Adjustments	9
Balance as of September 30, 2012	$30

Balance as of December 31, 2012	$24
Payments	(14)
Adjustments	8
Balance as of September 30, 2013	$18

5. GULFPORT

On September 3, 2013, the Company approved the closing of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it intends to complete by May 2014. In connection with this closure, the Company expects to incur total costs of approximately $57 million, consisting primarily of approximately $52 million in accelerated depreciation of fixed assets, $2 million in personnel related costs and $3 million in facility shutdown and other related costs. All but approximately $4 million of the total costs are non-cash, and approximately $13 million of the total costs was recorded in the three and nine months ended September 30, 2013. These costs reduced operating income for the three and nine months ended September 30, 2013 by $17 million, and no material impact on operating income is anticipated in subsequent periods.

6. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2013	2012	2013	2012
Net earnings (loss)	$69	$13	$170	$96

Weighted-average common shares outstanding	49.9	49.6	49.9	49.3
Net effect of dilutive stock options	0.3	0.2	0.3	0.2
Net effect of dilutive restricted stock rights	0.3	0.2	0.3	0.2
Net effect of dilutive restricted performance stock rights	0.1	0.3	—	0.2
Dilutive weighted-average common shares outstanding	50.6	50.3	50.5	49.9

Earnings (loss) per share - basic	$1.38	$0.26	$3.41	$1.95
Earnings (loss) per share - diluted	$1.36	$0.26	$3.37	$1.92

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.7 million stock options, 0.3 million Restricted Stock Rights ("RSRs") and 1.3 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the three months ended September 30, 2013. For the nine months ended September 30, 2013, the Company has excluded the effects of 0.7 million stock options, 0.3 million RSRs and 1.4 million RPSRs from the diluted share amounts presented above. The amounts presented above for the three and nine months ended September 30, 2012, exclude the impact of 1.0 million shares related to stock options, 0.4 million shares related to RSRs and 1.2 million shares related to RPSRs under the treasury stock method.

7. SEGMENT INFORMATION

The Company is organized into two reportable segments: Ingalls and Newport News. The following table presents segment results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2013	2012	2013	2012
Sales and Service Revenues
Ingalls	$639	$670	$1,942	$2,118
Newport News	1,018	944	2,999	2,818
Intersegment eliminations	(20)	(18)	(59)	(51)
Total sales and service revenues	$1,637	$1,596	$4,882	$4,885
Operating Income (Loss)
Ingalls	$49	$1	$110	$59
Newport News	93	88	288	258
Total segment operating income (loss)	142	89	398	317
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(13)	(19)	(54)	(55)
Deferred state income taxes	(2)	(4)	(6)	(10)
Total operating income (loss)	$127	$66	$338	$252

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

8. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	September 30 2013	December 31 2012
Production costs of contracts in process	$246	$198
General and administrative expenses	2	3
	248	201
Progress payments received	(1)	(1)
	247	200
Raw material inventory	93	88
Total inventoried costs, net	$340	$288

9. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

Accumulated goodwill impairment losses as of both September 30, 2013, and December 31, 2012, were $2,755 million. The accumulated goodwill impairment losses for Ingalls as of both September 30, 2013, and December 31, 2012, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of both September 30, 2013, and December 31, 2012, were $1,187 million.

Purchased Intangible Assets

The following table summarizes the Company's aggregate purchased intangible assets, all of which are program related intangible assets.

($ in millions)	September 30 2013	December 31 2012
Gross carrying amount	$939	$939
Accumulated amortization	(407)	(391)
Net carrying amount	$532	$548

The Company's remaining purchased intangible assets are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Remaining unamortized intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangibles, whose useful lives have been estimated based on the life cycle of the related programs. Aggregate amortization expense was $5 million for each of the three months ended September 30, 2013 and 2012. Aggregate amortization expense was $16 million and $15 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company expects amortization for purchased intangibles of approximately $20 million annually for the next five years.

10. INCOME TAXES

The Company's earnings are entirely domestic and its effective tax rates on earnings from operations for the three months ended September 30, 2013 and 2012, were 30.3% and 64.9%, respectively. For the nine months ended September 30, 2013 and 2012, the Company's effective tax rates were 32.3% and 41.5%, respectively. The 2012 tax rates include the impact of an $8 million unfavorable non-cash tax adjustment arising under the Tax Matters Agreement with Northrop Grumman. The decreases in effective tax rates for the three and nine months ended September 30, 2013, were primarily attributable to an increase in the domestic manufacturing deduction and favorable adjustments related to the true-up of 2012 estimated taxes to actual filed returns.

For the three and nine months ended September 30, 2013, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction, enactment of the American Taxpayer Relief Act in January 2013, and favorable adjustments related to the true-up of 2012 estimated tax expense to actual filed returns. The Company's effective tax rate for the nine months ended September 30, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act retroactively extended the research and development tax credit through the end of 2013. Due to the timing of enactment, the impact on the Company's effective tax rate for the 2012 credit was reflected in the first quarter of 2013. For the three and nine months ended September 30, 2012, the Company's effective tax rates differed from the federal statutory tax rate primarily as a result of an $8 million non-cash tax adjustment arising under the Tax Matters Agreement with Northrop Grumman. The Tax Matters Agreement requires indemnification for aggregate tax adjustments exceeding a certain threshold for periods prior to the spin-off. See Note 11: Income Taxes in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, for additional information regarding the Tax Matters Agreement. The Company's effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures.

For current state income tax purposes, the stand-alone tax amounts have been computed as if they were allowable costs under the terms of the Company's existing contracts in the applicable period and are included in general and administrative expenses.

Net deferred tax assets as presented in the unaudited condensed consolidated statements of financial position were as follows:

($ in millions)	September 30 2013	December 31 2012
Net current deferred tax assets	$218	$213
Net non-current deferred tax assets	248	329
Total net deferred tax assets	$466	$542

11. DEBT

Long-term debt consisted of the following:

($ in millions)	September 30 2013	December 31 2012
Term loan due March 30, 2016	$503	$525
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,808	1,830
Less current portion	65	51
Long-term debt, net of current portion	$1,743	$1,779

Credit Facility - In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. The current spread as of September 30, 2013, was 2.5% and may vary between 2.0% and 3.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of September 30, 2013, was 0.5% and may vary between 0.35% and 0.5%. As of September 30, 2013, approximately $32 million in letters of credit were issued but undrawn, and the remaining $618 million was unutilized.

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

Mississippi Economic Development Revenue Bonds - As of September 30, 2013, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of September 30, 2013, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the nine months ended September 30, 2013.

The estimated fair value of the Company's total long-term debt, including current portions, as of September 30, 2013 and December 31, 2012, was $1,943 million and $1,974 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

12. BUSINESS ARRANGEMENTS

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

In May 2007, the Company signed a joint venture agreement with Fluor Federal Services, Inc. and Honeywell International Inc. for a nominal initial investment, whereby Savannah River Nuclear Solutions, LLC ("SRNS") was formed to manage and operate the Savannah River Site for the Department of Energy and the National Nuclear Security Administration. As of September 30, 2013, and December 31, 2012, the Company's ownership interest was approximately 34%, with carrying amounts of $12 million and $4 million, respectively. The investment in SRNS is being accounted for using the equity method and the total investment is classified as miscellaneous other assets in the Company's unaudited condensed consolidated statements of financial position. During the nine months ended September 30, 2013 and 2012, the Company received cash dividends from SRNS of $6 million and $9 million, respectively, which were recorded as reductions in the Company's investment in SRNS.

The following table presents summarized financial information for the Company's equity method investments:

Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2013	2012	2013	2012
Sales and services revenues	$292	$359	$796	$1,024
Operating income	27	20	39	37
Net earnings	27	20	39	37

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

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. On December 8, 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. On February 28, 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. The Company has filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters are stayed pending resolution of the motion to dismiss.
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

In January 2013, the Company disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that it had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts. The Company conducted an internal investigation, led by external counsel, and has taken remedial actions, including the termination of employees in instances where the Company believed grounds for termination existed. The Company is providing information regarding its investigation to the relevant government agencies. The Company agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from the Company's internal investigation. In November 2013, the U.S. Navy informed the Company that it intended to reduce its portion of the withhold from $18.2 million to $13.1 million, and noted its view that the gross amount of potential mischarging may be $5.3 million. Based on the results of its internal investigation, the Company estimates that the maximum amount of the mischarging is approximately $4 million. The Company is in discussions with its U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but it cannot predict whether these customers will agree to a lower withhold amount. Depending upon the U.S. Government's assessment of the matters under investigation, the Company could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although the Company does not currently believe that this matter will have a material effect on its financial condition, results of operations or cash flows, the Company cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

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

14. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2013, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services as described in Note 12: Business Arrangements. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of September 30, 2013, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency, or similarly designated by another environmental agency, and these costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2013, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may have to incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2013, the Company had $32 million in standby letters of credit issued but undrawn and $352 million of surety bonds outstanding.

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

15. IMPACTS FROM HURRICANES

In August 2005, the Company's Ingalls operations were significantly impacted by Hurricane Katrina, and the Company's shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the Company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. At the time of the storm, the Company had a comprehensive insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The Company recovered a portion of its Hurricane Katrina claim from certain of its participating program insurers in prior periods. In the third quarter of 2013, the Company resolved litigation against its remaining insurer, Factory Mutual Insurance Company ("FM Global"), resulting in a total recovery from its insurers of $677.5 million for its Hurricane Katrina claim, including $180 million from FM Global.

The Company’s predecessor-in-interest commenced litigation against FM Global on November 4, 2005 in California Superior Court and was removed to the U.S. District Court for the Central District of California, Western Division. In an interlocutory appeal, the U.S. Court of Appeals for the Ninth Circuit held that the FM Global excess policy unambiguously excluded damage from the storm surge caused by Hurricane Katrina under its "Flood" exclusion and remanded the case to the U.S. District Court to determine whether the California efficient proximate cause doctrine afforded coverage under the policy, even if the Flood exclusion of the policy was unambiguous. In August 2010, the U.S. District Court granted FM Global's motion for summary judgment based upon California's doctrine of efficient proximate cause and denied FM Global's motion for summary judgment based upon breach of contract, finding that triable issues of fact remained as to whether and to what extent the Company sustained wind damage apart from the hurricane storm surge. In July 2011, the U.S. District Court held that the flood sublimit in the primary layer applies only to property damage loss, not to time element loss. In September 2011, the U.S. District Court granted FM Global's motion for summary judgment to dismiss the claims for bad faith damages and for contract reformation. In July 2013, the U.S. District Court issued an order regarding the parties’ cross-motions for summary judgment.  Among other things, it held that there were material issues of disputed fact warranting a trial by jury. On September 6, 2013, the Company and FM Global entered into a settlement agreement, pursuant to which FM Global made a cash payment of $180 million to the Company and the Company agreed to release its claim against FM Global.

In January 2011, the Company, through a predecessor-in-interest, filed suit in Superior Court in California against Aon Risk Insurance Services West, Inc. ("Aon"), which acted as broker to the predecessor-in-interest in connection with the policy with FM Global, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as declaratory relief. Those damages include over $200 million in damages unrecovered from FM Global plus costs, legal fees and expenses incurred in the lawsuit against FM Global, as well as interest. The Company intends to continue pursuing its claims against Aon. No assurances can be provided as to the ultimate outcome of the matter. If, however, the claims are successful, the potential impact to the Company's consolidated financial position, results of operations and cash flows would be favorable.

In February 2013, the Company submitted a certified claim requesting a final decision on the allowability and allocability of certain post-Katrina depreciation and other Katrina-related expenses and on the apportionment of insurance proceeds. In October 2013, the Company received a Contracting Officer's Final Decision ("COFD") disallowing certain post-Katrina depreciation costs and other Katrina-related expenses, as well as providing direction on the apportionment of Katrina-related insurance recoveries. The Company has the right to appeal the COFD and is currently evaluating its options.

In the third quarter of 2013, the Company recorded a $46 million favorable impact to operating income from hurricane insurance recoveries and as a result of customer direction on the apportionment of Katrina-related insurance recovery discussed above.

16. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension and postretirement benefit plans and defined contribution pension benefit plans to eligible employees.

The cost of the Company's defined benefit plans and other postretirement plans for the three and nine months ended September 30, 2013 and 2012, was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$37	$33	$5	$4	$110	$99	$16	$12
Interest cost	54	53	8	9	161	159	26	27
Expected return on plan assets	(72)	(67)	—	—	(216)	(200)	—	—
Amortization of prior service cost (credit)	4	3	(7)	(2)	13	9	(14)	(7)
Amortization of net actuarial loss (gain)	29	19	4	3	88	58	12	8
Net periodic benefit cost	$52	$41	$10	$14	$156	$125	$40	$40

The Company's cash contributions for the nine months ended September 30, 2013 and 2012, were as follows:

	Nine Months Ended September 30
($ in millions)	2013	2012
Pension plans
Qualified minimum	$—	$143
Discretionary
Qualified	301	87
Non-qualified	3	3
Other benefit plans	26	25
Total contributions	$330	$258

As of September 30, 2013, the Company anticipates no further cash contributions to its qualified defined benefit pension plans in 2013. For the year ending December 31, 2013, the Company expects its cash contributions to its qualified defined benefit pension plans to be $301 million, all of which will be discretionary.

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

Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of September 30, 2013, and December 31, 2012, was comprised of unamortized benefit plan costs of $1,080 million and $2 million of other items (net of tax benefits of $701 million) and unamortized benefit plan costs of $1,226 million (net of tax benefits of

$802 million), respectively. The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2013, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2013	$(1,097)	$1	$(1,096)
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service credit (cost)	(2)	—	(2)
Amortization of actuarial gain (loss)	19	—	19
Net current period other comprehensive income (loss)	17	1	18
Balance as of September 30, 2013	$(1,080)	$2	$(1,078)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2012	$(1,226)	$—	$(1,226)
Other comprehensive income before reclassifications	87	2	89
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service credit (cost)	(1)	—	(1)
Amortization of actuarial gain (loss)	60	—	60
Net current period other comprehensive income (loss)	146	2	148
Balance as of September 30, 2013	$(1,080)	$2	$(1,078)

17. STOCK COMPENSATION PLANS

The following table summarizes the status of the Company's stock option awards as of September 30, 2013:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at September 30, 2013	849	$36.27	2.3	$28

During the nine months ended September 30, 2013, the Company issued new equity awards as follows:

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

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2013:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	2,133	$41.33	1.1

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for each of the three months ended September 30, 2013 and 2012, of $9 million. For the nine months ended September 30, 2013 and 2012, stock-based compensation was $28 million and $25 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012, of $4 million and $3 million, respectively. Tax benefits for stock-based compensation recognized for the nine months ended September 30, 2013 and 2012, were $11 million and $10 million, respectively.

Unrecognized Compensation Expense

As of September 30, 2013, the Company had $4 million of unrecognized compensation expense associated with the RSRs granted in 2011, which will be recognized over a period of 0.5 years, and $35 million of unrecognized expense associated with the RPSRs granted in 2013, 2012 and 2011, which will be recognized over a weighted average period of 1.3 years.

18. SUBSIDIARY GUARANTORS
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
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, unaudited condensed consolidating statements of financial position as of September 30, 2013, and December 31, 2012, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries:

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,394	$—	$—	$1,394
Service revenues	—	243	6	(6)	243
Total sales and service revenues	—	1,637	6	(6)	1,637
Cost of sales and service revenues
Cost of product sales	—	1,123	—	—	1,123
Cost of service revenues	—	210	6	(6)	210
Income (loss) from operating investments, net	—	9	—	—	9
General and administrative expenses	—	186	—	—	186
Operating income (loss)	—	127	—	—	127
Interest expense	(26)	(2)	—	—	(28)
Equity in earnings (loss) of subsidiaries	87	—	—	(87)	—
Earnings (loss) before income taxes	61	125	—	(87)	99
Federal income taxes	(8)	38	—	—	30
Net earnings (loss)	$69	$87	$—	$(87)	$69
Other comprehensive income (loss), net of tax	18	18	—	(18)	18
Comprehensive income (loss)	$87	$105	$—	$(105)	$87

	Three Months Ended September 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,367	$—	$—	$1,367
Service revenues	—	229	6	(6)	229
Total sales and service revenues	—	1,596	6	(6)	1,596
Cost of sales and service revenues
Cost of product sales	—	1,187	—	—	1,187
Cost of service revenues	—	186	6	(6)	186
Income (loss) from operating investments, net	—	7	—	—	7
General and administrative expenses	—	164	—	—	164
Operating income (loss)	—	66	—	—	66
Interest expense	(28)	(1)	—	—	(29)
Equity in earnings (loss) of subsidiaries	31	—	—	(31)	—
Earnings (loss) before income taxes	3	65	—	(31)	37
Federal income taxes	(10)	34	—	—	24
Net earnings (loss)	$13	$31	$—	$(31)	$13
Other comprehensive income (loss), net of tax	17	17	—	(17)	17
Comprehensive income (loss)	$30	$48	$—	$(48)	$30

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$4,138	$—	$—	$4,138
Service revenues	—	744	17	(17)	744
Total sales and service revenues	—	4,882	17	(17)	4,882
Cost of sales and service revenues
Cost of product sales	—	3,366	—	—	3,366
Cost of service revenues	—	650	17	(17)	650
Income (loss) from operating investments, net	—	13	—	—	13
General and administrative expenses	—	541	—	—	541
Operating income (loss)	—	338	—	—	338
Interest expense	(81)	(6)	—	—	(87)
Equity in earnings (loss) of subsidiaries	225	—	—	(225)	—
Earnings (loss) before income taxes	144	332	—	(225)	251
Federal income taxes	(26)	107	—	—	81
Net earnings (loss)	$170	$225	$—	$(225)	$170
Other comprehensive income (loss), net of tax	148	148	—	(148)	148
Comprehensive income (loss)	$318	$373	$—	$(373)	$318

	Nine Months Ended September 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$4,224	$—	$—	$4,224
Service revenues	—	661	13	(13)	661
Total sales and service revenues	—	4,885	13	(13)	4,885
Cost of sales and service revenues
Cost of product sales	—	3,578	—	—	3,578
Cost of service revenues	—	562	13	(13)	562
Income (loss) from operating investments, net	—	13	—	—	13
General and administrative expenses	—	506	—	—	506
Operating income (loss)	—	252	—	—	252
Interest expense	(83)	(5)	—	—	(88)
Equity in earnings (loss) of subsidiaries	149	—	—	(149)	—
Earnings (loss) before income taxes	66	247	—	(149)	164
Federal income taxes	(30)	98	—	—	68
Net earnings (loss)	$96	$149	$—	$(149)	$96
Other comprehensive income (loss), net of tax	45	45	—	(45)	45
Comprehensive income (loss)	$141	$194	$—	$(194)	$141

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	September 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$894	$—	$1	$—	$895
Accounts receivable, net	—	1,055	—	—	1,055
Inventoried costs, net	—	340	—	—	340
Deferred income taxes	—	218	—	—	218
Prepaid expenses and other current assets	—	24	11	(12)	23
Total current assets	894	1,637	12	(12)	2,531
Property, plant, and equipment, net	—	1,964	—	—	1,964
Goodwill	—	881	—	—	881
Other purchased intangibles, net	—	532	—	—	532
Miscellaneous other assets	33	338	—	—	371
Investment in subsidiaries	2,618	—	—	(2,618)	—
Intercompany receivables	—	899	—	(899)	—
Total assets	$3,545	$6,251	$12	$(3,529)	$6,279
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$287	$—	$—	$287
Accrued employees’ compensation	—	205	—	—	205
Current portion of long-term debt	65	—	—	—	65
Current portion of postretirement plan liabilities	—	148	—	—	148
Current portion of workers’ compensation liabilities	—	225	—	—	225
Advance payments and billings in excess of revenues	—	139	—	—	139
Other current liabilities	8	325	12	(12)	333
Total current liabilities	73	1,329	12	(12)	1,402
Long-term debt	1,638	105	—	—	1,743
Pension plan liabilities	—	1,082	—	—	1,082
Other postretirement plan liabilities	—	656	—	—	656
Workers’ compensation liabilities	—	409	—	—	409
Other long-term liabilities	—	52	—	—	52
Intercompany liabilities	899	—	—	(899)	—
Total liabilities	2,610	3,633	12	(911)	5,344
Stockholders’ equity	935	2,618	—	(2,618)	935
Total liabilities and stockholders’ equity	$3,545	$6,251	$12	$(3,529)	$6,279

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,056	$—	$1	$—	$1,057
Accounts receivable, net	—	905	—	—	905
Inventoried costs, net	—	288	—	—	288
Deferred income taxes	—	213	—	—	213
Prepaid expenses and other current assets	—	22	4	(5)	21
Total current assets	1,056	1,428	5	(5)	2,484
Property, plant, and equipment, net	—	2,034	—	—	2,034
Goodwill	—	881	—	—	881
Other purchased intangibles, net	—	548	—	—	548
Miscellaneous other assets	39	406	—	—	445
Investment in subsidiaries	2,282	—	—	(2,282)	—
Intercompany receivables	—	960	—	(960)	—
Total assets	$3,377	$6,257	$5	$(3,247)	$6,392
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$377	$—	$—	$377
Accrued employees’ compensation	—	235	—	—	235
Current portion of long-term debt	51	—	—	—	51
Current portion of postretirement plan liabilities	—	166	—	—	166
Current portion of workers’ compensation liabilities	—	216	—	—	216
Advance payments and billings in excess of revenues	—	134	—	—	134
Other current liabilities	25	180	5	(5)	205
Total current liabilities	76	1,308	5	(5)	1,384
Long-term debt	1,674	105	—	—	1,779
Pension plan liabilities	—	1,301	—	—	1,301
Other postretirement plan liabilities	—	799	—	—	799
Workers’ compensation liabilities	—	403	—	—	403
Other long-term liabilities	—	59	—	—	59
Intercompany liabilities	960	—	—	(960)	—
Total liabilities	2,710	3,975	5	(965)	5,725
Stockholders’ equity	667	2,282	—	(2,282)	667
Total liabilities and stockholders’ equity	$3,377	$6,257	$5	$(3,247)	$6,392

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(73)	$17	$—	$—	$(56)
Investing Activities
Additions to property, plant, and equipment	—	(85)	—	—	(85)
Proceeds from insurance settlement	—	58	—	—	58
Net cash provided by (used in) investing activities	—	(27)	—	—	(27)
Financing Activities
Repayment of long-term debt	(22)	—	—	—	(22)
Dividends paid	(15)	—	—	—	(15)
Repurchases of common stock	(53)	—	—	—	(53)
Proceeds from stock option exercises	6	—	—	—	6
Excess tax benefit related to stock-based compensation	—	5	—	—	5
Cash sweep/funding by parent	(5)	5	—	—	—
Net cash provided by (used in) financing activities	(89)	10	—	—	(79)
Change in cash and cash equivalents	(162)	—	—	—	(162)
Cash and cash equivalents, beginning of period	1,056	—	1	—	1,057
Cash and cash equivalents, end of period	$894	$—	$1	$—	$895

	Nine Months Ended September 30, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(76)	$34	$1	$—	$(41)
Investing Activities
Additions to property, plant, and equipment	—	(92)	—	—	(92)
Net cash provided by (used in) investing activities	—	(92)	—	—	(92)
Financing Activities
Repayment of long-term debt	(22)	—	—	—	(22)
Proceeds from stock option exercises	6	—	—	—	6
Cash sweep/funding by parent	(58)	58	—	—	—
Net cash provided by (used in) financing activities	(74)	58	—	—	(16)
Change in cash and cash equivalents	(150)	—	1	—	(149)
Cash and cash equivalents, beginning of period	915	—	—	—	915
Cash and cash equivalents, end of period	$765	$—	$1	$—	$766

19. SUBSEQUENT EVENT

On November 6, 2013, the Company amended and restated its existing Credit Facility. The amended and restated Credit Facility includes a term loan in the amount of $489 million, which was the amount of term loan outstanding under the prior Credit Facility, and a revolving credit facility of $650 million, with a letter of credit subfacility of $350 million and a swingline loan subfacility of $100 million, which are unchanged from the prior Credit Facility. The amended and restated Credit Facility contains more favorable pricing terms than the Company’s prior Credit Facility and provides more flexibility under the Credit Facility’s restricted payment covenants. The amended and restated Credit Facility otherwise contains materially the same terms and conditions as the prior Credit Facility. The amended and restated Credit Facility does not increase the amount of available credit under the Company’s Credit Facility, and the existing amortization schedule was not modified.

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

The Fiscal Year 2014 President's Budget Request ("Budget Request") was delivered to Congress on April 10, 2013, but it does not reflect sequestration reductions. The Budget Request includes funding for two SSN-774 Virginia-class submarines, one DDG-51 Arleigh Burke-class destroyer, a third year of funding for the CVN-72 USS Abraham Lincoln RCOH, a second year of funding for construction of CVN-79 John F. Kennedy, prior-year completion funding for CVN-78 Gerald R. Ford and LHA-6 America, and construction funding for NSC-7 Kimball. While the House of Representatives has passed its version of the National Defense Authorization Act for Fiscal Year 2014 ("FY14 NDAA"), the Senate's markup of the FY14 NDAA has not yet been considered by the full Senate. Regarding the Fiscal Year 2014 Defense Appropriations process, the President signed into law the Continuing Appropriations Act for 2014 on October 17, 2013, which provides funding for all agencies through January 15, 2014, and is effective retroactively beginning on October 1, 2013. The Continuing Appropriations Act for 2014 also extends the Nation’s debt limit through February 7, 2014 and establishes a budget Conference Committee. The Administration continues to consider how sequestration could impact programs for 2014, and the outcome of that assessment could have a significant impact on future defense spending plans.

It is not yet clear whether final authorization and appropriations bills for fiscal year 2014 will be passed or at what level programs included in the Budget Request may or may not be supported by both chambers of Congress. If final appropriations bills are not passed prior to the expiration of the Continuing Appropriations Act on January 15, 2014,

additional continuing resolutions are anticipated for some period of time. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations or cash flows, including revenues, goodwill and long-lived assets.

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

As of September 30, 2013, there had been no material changes to the above critical accounting policies and estimates since the year ended December 31, 2012.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 98% of our revenues for each of the three and nine months ended September 30, 2013, and approximately 99% of our revenues for each of the three and nine months ended September 30, 2012, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 2% of our revenues for each of the three and nine months ended September 30, 2013, and approximately 1% of our revenues for each of the three and nine months ended September 30, 2012, were generated from firm fixed-price arrangements.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30		2013 over 2012		September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and service revenues	$1,637	$1,596	$41	3%	$4,882	$4,885	$(3)	—%
Cost of product sales and service revenues	1,333	1,373	(40)	(3)%	4,016	4,140	(124)	(3)%
Income (loss) from operating investments, net	9	7	2	29%	13	13	—	—%
General and administrative expenses	186	164	22	13%	541	506	35	7%
Operating income (loss)	127	66	61	92%	338	252	86	34%
Interest expense	28	29	(1)	(3)%	87	88	(1)	(1)%
Federal income taxes	30	24	6	25%	81	68	13	19%
Net earnings (loss)	$69	$13	$56	431%	$170	$96	$74	77%

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

Sales and Service Revenues

Sales and service revenues consist of the following:

	Three Months Ended				Nine Months Ended
	September 30		2013 over 2012		September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Product sales	$1,394	$1,367	$27	2%	$4,138	$4,224	$(86)	(2)%
Service revenues	243	229	14	6%	744	661	83	13%
Sales and service revenues	$1,637	$1,596	$41	3%	$4,882	$4,885	$(3)	—%

Product sales for the three months ended September 30, 2013, increased $27 million, or 2%, as compared with the same period in 2012. Product sales for the nine months ended September 30, 2013, decreased $86 million, or 2%, as compared with the same period in 2012. Product sales at our Ingalls segment decreased by $29 million for the three months ended September 30, 2013, as a result of lower volumes in Surface Combatants and Amphibious Assault Ships. Product sales at our Ingalls segment decreased by $178 million for the nine months ended September 30, 2013, primarily due to lower volumes in Amphibious Assault Ships, partially offset by higher volumes in the Legend-class NSC program. Newport News product sales increased by $56 million for the three months ended September 30, 2013, as a result of higher volumes in Aircraft Carriers, partially offset by lower volumes in Submarines. Newport News product sales increased by $92 million for the nine months ended September 30, 2013, as a result of higher volumes in Aircraft Carriers and Submarines.

Service revenues for the three months ended September 30, 2013, increased $14 million, or 6%, as compared with the same period in 2012. Service revenues for the nine months ended September 30, 2013, increased $83 million, or 13%, as compared with the same period in 2012. Service revenues at our Ingalls segment decreased by $4 million for the three months ended September 30, 2013, primarily due to lower volumes in Amphibious Assault Ships services. Service revenues at our Ingalls segment decreased by $6 million for the nine months ended September 30, 2013, as lower volumes in Surface Combatants services were partially offset by higher volumes in Fleet Support services. Service revenues at our Newport News segment increased by $18 million and $89 million for the three and nine months ended September 30, 2013, respectively, primarily due to higher volumes in Fleet Support and Aircraft Carrier related services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2013 over 2012		September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Cost of product sales	$1,123	$1,187	$(64)	(5)%	$3,366	$3,578	$(212)	(6)%
% of product sales	80.6%	86.8%	—		81.3%	84.7%	—
Cost of service revenues	210	186	24	13%	650	562	88	16%
% of service revenues	86.4%	81.2%	—		87.4%	85.0%	—
Income (loss) from operating investments, net	9	7	2	29%	13	13	—	—%
General and administrative expenses	186	164	22	13%	541	506	35	7%
% of total sales and service revenues	11.4%	10.3%	—		11.1%	10.4%	—
Cost of sales and service revenues	$1,510	$1,530	$(20)	(1)%	$4,544	$4,633	$(89)	(2)%

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2013, decreased $64 million, or 5%, as compared with the same period in 2012. Cost of product sales for the nine months ended September 30, 2013, decreased $212 million, or 6%, as compared with the same period in 2012. Cost of product sales at our Ingalls segment decreased $87 million for the three months ended September 30, 2013, primarily due to the impact of hurricane insurance recoveries and the lower volumes described above. Cost of product sales at our Ingalls segment decreased $236 million for the nine months ended September 30, 2013, primarily due to the impact of hurricane insurance recoveries and lower volumes in Amphibious Assault Ships, partially offset by higher volumes in the Legend-class NSC program. Cost of product sales at our Newport News segment increased by $23 million for the three months ended September 30, 2013, primarily due to higher volumes in Aircraft Carriers, partially offset by lower volumes on Submarines and the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012. Cost of product sales at our Newport News segment increased by $24 million for the nine months ended September 30, 2013, primarily due to the higher volumes in Aircraft Carriers and Submarines, partially offset by the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012.

Cost of product sales as a percentage of product sales decreased from 86.8% for the three months ended September 30, 2012, to 80.6% for the three months ended September 30, 2013, primarily due to the impact of hurricane insurance recoveries and the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012. Cost of product sales as a percentage of product sales decreased from 84.7% for the nine months ended September 30, 2012, to 81.3% for the nine months ended September 30, 2013, primarily due to the impact of hurricane insurance recoveries, the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, and the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012.

Cost of Service Revenues

Cost of service revenues for the three months ended September 30, 2013, increased $24 million, or 13%, as compared with the same period in 2012. Cost of service revenues for the nine months ended September 30, 2013, increased $88 million, or 16%, as compared with the same period in 2012. Cost of service revenues at our Ingalls segment decreased $5 million for each of the three and nine months ended September 30, 2013, as a result of the lower volumes described above. Cost of service revenues at our Newport News segment increased $29 million and $93 million for the three and nine months ended September 30, 2013, respectively, primarily as a result of the higher volumes described above.

Cost of service revenues as a percentage of service revenues increased from 81.2% for the three months ended September 30, 2012, to 86.4% for the three months ended September 30, 2013, primarily due to the favorable resolution in the third quarter of 2012 of outstanding contract changes. Cost of service revenues as a percentage of service revenues increased from 85.0% for the nine months ended September 30, 2012, to 87.4% for the nine months ended September 30, 2013, primarily due to the favorable resolution in the third quarter of 2012 of outstanding contract changes, as well as normal year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended September 30, 2013, increased $2 million from the comparable period in 2012, as a result of improved performance, partially offset by reduced work funded by the American Reinvestment and Recovery Act at our Savannah River Nuclear Solutions, LLC investment. Income from operating investments, net for the nine months ended September 30, 2013, was unchanged from the comparable period in 2012.

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

General and administrative expenses for the three and nine months ended September 30, 2013, increased $22 million and $35 million, respectively, or 13% and 7%, respectively, from the comparable periods in 2012. These increases were primarily the result of increases in state tax expense, legal expenses, and bid and proposal efforts.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income." Segment operating income is defined as operating income before the FAS/CAS Adjustment and deferred state income taxes, neither of which affects segment performance. Segment operating income is one of the key metrics we use to evaluate operating performance. Segment operating income is not, however, a measure of financial performance under GAAP and may not be defined and calculated by other companies in the same manner. We believe investors consider segment operating income to be a useful measure of the performance of our operating segments.

The following table reconciles segment operating income to total operating income:

	Three Months Ended				Nine Months Ended
	September 30		2013 over 2012		September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Segment operating income (loss)	$142	$89	$53	60%	$398	$317	$81	26%
FAS/CAS Adjustment	(13)	(19)	6	32%	(54)	(55)	1	2%
Deferred state income taxes	(2)	(4)	2	50%	(6)	(10)	4	40%
Total operating income (loss)	$127	$66	$61	92%	$338	$252	$86	34%

Segment Operating Income

Segment operating income for the three months ended September 30, 2013 was $142 million, an increase of $53 million as compared with the same period in 2012. The increase was primarily due to the impact of hurricane insurance recoveries and the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012, partially offset by the impact of closing our Gulfport facility and the favorable resolution in the third quarter of 2012 of outstanding contract changes.

Segment operating income for the nine months ended September 30, 2013 was $398 million, an increase of $81 million as compared with the same period in 2012. The increase was primarily due to the impact of hurricane insurance recoveries and the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012, partially offset by the impact of closing our Gulfport facility and the favorable resolution in the third quarter of 2012 of outstanding contract changes.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Three Months Ended				Nine Months Ended
	September 30		2013 over 2012		September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
FAS expense	$(62)	$(55)	$(7)	(13)%	$(196)	$(165)	$(31)	(19)%
CAS expense	49	36	13	36%	142	110	32	29%
FAS/CAS Adjustment	$(13)	$(19)	$6	32%	$(54)	(55)	1	2%

The FAS/CAS Adjustment was a net expense of $13 million and $19 million for the three months ended September 30, 2013 and 2012, respectively. The FAS/CAS Adjustment was a net expense of $54 million and $55 million for the nine months ended September 30, 2013 and 2012, respectively. The favorable change in the FAS/CAS Adjustment of $6 million for the three months ended September 30, 2013, compared to the same period in 2012, was driven by increased CAS expense, partially offset by a reduction in our FAS expense, due to the remeasurement in 2013 of our postretirement benefit plan, offset by commencing the amortization in 2013 of the net actuarial losses incurred in 2012. The favorable change in the FAS/CAS Adjustment of $1 million for the nine months ended September 30, 2013, compared to the same period in 2012, was driven by increased CAS expense, partially offset by an increase in our FAS expense, due primarily to commencing the amortization in 2013 of the net actuarial losses incurred in 2012, partially offset by the remeasurement in 2013 of our postretirement benefit plan.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense for the three months ended September 30, 2013, was $2 million, compared to an expense of $4 million for the same period in 2012. Deferred state income tax expense for the nine months ended September 30, 2013, was $6 million, compared to an expense of $10 million for the same period in 2012. These changes were primarily attributable to the timing of contract related revenue, partially offset by changes in pension related deductions.

Interest Expense

Interest expense of $28 million and $87 million, respectively, for the three and nine months ended September 30, 2013 remained constant compared to $29 million and $88 million, respectively, for the three and nine months ended September 30, 2012.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended September 30, 2013, was 30.3%, compared with 64.9% for the same period in 2012. Our effective tax rate for the nine months ended September 30, 2013, was 32.3%, compared with 41.5% for the same period in 2012. The 2012 tax rates included the impact of an $8 million unfavorable non-cash tax adjustment arising under the Tax Matters Agreement with Northrop Grumman. Excluding this adjustment, the effective tax rates for the three and nine months ended September 30, 2012, were 42.3% and 36.4%, respectively. The decreases in effective tax rates for the three and nine months ended September 30, 2013, were primarily attributable to an increase in the domestic manufacturing deduction and favorable adjustments related to the true-up of 2012 estimated taxes to actual filed returns. Our effective tax rate for the nine months ended September 30, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act retroactively extended the research and development tax credit through the end of 2013. Due to the timing of enactment, the impact on our effective tax rate for the 2012 credit was reflected in the first quarter of 2013. Our effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures.

On September 13, 2013, the Treasury Department and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of amounts paid to acquire, produce, improve or dispose of tangible property. These regulations are generally effective for tax years beginning on or after January 1, 2014. We are in the process of assessing the impact of these regulations but do not believe that the application of these regulations will have a material impact on our consolidated financial statements.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Three Months Ended				Nine Months Ended
	September 30		2013 over 2012		September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and Service Revenues
Ingalls	$639	$670	$(31)	(5)%	$1,942	$2,118	$(176)	(8)%
Newport News	1,018	944	74	8%	2,999	2,818	181	6%
Intersegment eliminations	(20)	(18)	(2)	(11)%	(59)	(51)	(8)	(16)%
Total sales and service revenues	$1,637	$1,596	$41	3%	$4,882	$4,885	$(3)	—%
Operating Income (Loss)
Ingalls	$49	$1	$48	4,800%	$110	$59	$51	86%
Newport News	93	88	5	6%	288	258	30	12%
Total Segment Operating Income (Loss)	142	89	53	60%	398	317	81	26%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(13)	(19)	6	32%	(54)	(55)	1	2%
Deferred state income taxes	(2)	(4)	2	50%	(6)	(10)	4	40%
Total operating income (loss)	$127	$66	$61	92%	$338	$252	$86	34%

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

Cumulative Adjustments

For the three and nine months ended September 30, 2013 and 2012, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2013	2012	2013	2012
Gross favorable adjustments	$59	$46	$159	$137
Gross unfavorable adjustments	(57)	(55)	(92)	(98)
Net adjustments	$2	$(9)	$67	$39

For the three months ended September 30, 2013, favorable cumulative catch-up adjustments were primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement and performance improvement, as well as risk retirement on NSC-4 Hamilton. For the same period, unfavorable cumulative catch-up adjustments were primarily related to the closing of our Gulfport facility, costs and delays on LHA-6 America associated with the remediation of mechanical issues identified during testing, as well as unfavorable performance on LPD-25 Somerset, including costs and delays associated with repairing damages caused by underwater debris during preparation for sea trials. For the nine months ended September 30, 2013, favorable cumulative catch-up adjustments were primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, and risk retirement on NSC-4 Hamilton. For the same period, unfavorable cumulative catch-up adjustments were primarily related to the closing of our Gulfport facility, costs and delays on LHA-6 America associated with the remediation of mechanical issues identified during testing, as well as unfavorable performance on LPD-25 Somerset, including costs and delays associated with repairing damages caused by underwater debris during preparation for sea trials.

For the three months ended September 30, 2012, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, as well as the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise Extended Drydocking Selected Restricted Availability ("EDSRA"). During the same period, unfavorable cumulative catch-up adjustments were primarily related to increased workers' compensation expense, as well as unfavorable cumulative catch-up adjustments on the LPD-22 through LPD-25 contract primarily driven by lower performance on LPD-24 Arlington. For the nine months ended September 30, 2012, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, the receipt of $7 million in resolution of a contract dispute with a private party, as well as the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA. During the same period, unfavorable cumulative catch-up adjustments were primarily related to increased workers' compensation expense, as well as unfavorable cumulative catch-up adjustments on the LPD-22 through LPD-25 contract primarily driven by lower performance on LPD-24 Arlington.

Ingalls

	Three Months Ended				Nine Months Ended
	September 30		2013 over 2012		September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and service revenues	$639	$670	$(31)	(5)%	$1,942	$2,118	$(176)	(8)%
Segment operating income (loss)	49	1	48	4,800%	110	59	51	86%
As a percentage of segment sales	7.7%	0.1%			5.7%	2.8%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended September 30, 2013, decreased $31 million, or 5%, from the same period in 2012, driven by lower revenues in Amphibious Assault Ships and Surface Combatants, partially attributable to contract credits from hurricane insurance recoveries. The decrease in

Amphibious Assault Ships revenues was due to lower volumes on LHA-6 America, LPD-26 John P. Murtha, LPD-24 USS Arlington, LPD-23 USS Anchorage, and LPD-25 Somerset, partially offset by higher volumes on LHA-7 Tripoli and LPD-27 Portland. Surface Combatants revenues decreased due to lower volumes on the DDG-1000 Zumwalt-class destroyer program and DDG-114 Ralph Johnson, partially offset by higher volumes on DDG-117 Paul Ignatius. Revenues on the Legend-class NSC program remained constant as higher volumes on the construction contract of NSC-6 Munro were offset by lower volumes on NSC-5 James and NSC-4 Hamilton.

Ingalls revenues, including intersegment sales, for the nine months ended September 30, 2013, decreased $176 million, or 8%, from the same period in 2012, driven by lower revenues in Amphibious Assault Ships and Surface Combatants, partially offset by higher revenues in the Legend-class NSC program. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LPD-23 USS Anchorage, LPD-24 USS Arlington, LHA-6 America, LPD-25 Somerset, and LPD-26 John P. Murtha, partially offset by higher volumes on LPD-27 Portland and LHA-7 Tripoli. Surface Combatants revenues decreased due to lower volumes on the DDG-1000 Zumwalt-class destroyer program, partially offset by higher volumes on DDG-113 John Finn and DDG-117 Paul Ignatius. Revenues on the Legend-class NSC program increased due to higher volumes on the construction contracts of NSC-5 James, NSC-6 Munro, and NSC-4 Hamilton.

Segment Operating Income

Ingalls operating income for the three months ended September 30, 2013, was $49 million, compared with $1 million for the same period in 2012. The increase was primarily due to the impact of hurricane insurance recoveries and risk retirement on the Legend-class NSC program, as well as the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012, partially offset by the impact of closing our Gulfport facility.

Ingalls operating income for the nine months ended September 30, 2013, was $110 million, compared with $59 million for the same period in 2012. The increase was primarily due to the impact of hurricane insurance recoveries, risk retirement and higher volumes on the Legend-class NSC program, as well as the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012, partially offset by the impact of closing our Gulfport facility.

Newport News

	Three Months Ended				Nine Months Ended
	September 30		2013 over 2012		September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and service revenues	$1,018	$944	$74	8%	$2,999	$2,818	$181	6%
Segment operating income (loss)	93	88	5	6%	288	258	30	12%
As a percentage of segment sales	9.1%	9.3%			9.6%	9.2%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2013, increased $74 million, or 8%, from the same period in 2012, primarily driven by higher revenues in Aircraft Carriers and Fleet Support services, partially offset by lower revenues in Submarines. Higher revenues in Aircraft Carriers were primarily due to increased volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, the construction preparation contract for CVN-79 John F. Kennedy and the inactivation contract for CVN-65 USS Enterprise, partially offset by lower volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH. Higher revenues in Fleet Support services were primarily the result of volumes associated with repair work on SSN-765 USS Montpelier. Decreased Submarines revenues were related to the SSN-774 Virginia-class submarine program, primarily driven by lower volumes on Block II boats following the delivery of SSN-783 USS Minnesota, partially offset by higher volumes on Block III boats.

Newport News revenues for the nine months ended September 30, 2013, increased $181 million, or 6%, from the same period in 2012, primarily driven by higher revenues in Aircraft Carriers, Fleet Support services and Submarines. Higher revenues in Aircraft Carriers were primarily due to increased volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, the construction preparation contract for CVN-79 John F. Kennedy and the inactivation contract for CVN-65 USS Enterprise, partially offset by lower volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction and engineering contracts for CVN-78 Gerald R. Ford. Higher revenues in Fleet Support services were primarily the result of volumes associated with repair work on SSN-765 USS Montpelier. Increased Submarines revenues were related to the SSN-774 Virginia-class submarine program, primarily driven by higher volumes on Block III boats and the advance procurement contract on Block IV boats, partially offset by lower volumes on Block II boats following the delivery of SSN-783 USS Minnesota.

Segment Operating Income

Newport News operating income for the three months ended September 30, 2013, was $93 million, compared with $88 million for the same period in 2012. The increase was primarily due to the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012, as well as performance improvement on the construction contract for CVN-78 Gerald R. Ford, partially offset by the favorable resolution in the third quarter of 2012 of outstanding contract changes on the CVN-65 USS Enterprise EDSRA.

Newport News operating income for the nine months ended September 30, 2013, was $288 million, compared with $258 million for the same period in 2012. The increase was primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as the absence in 2013 of the workers' compensation expense adjustment recorded in the third quarter of 2012, partially offset by the favorable resolution in the third quarter of 2012 of outstanding contract changes on the CVN-65 USS Enterprise EDSRA.

BACKLOG

Total backlog at September 30, 2013, and December 31, 2012, was approximately $19 billion and $16 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2013, and December 31, 2012:

	September 30, 2013			December 31, 2012
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$7,155	$2,614	$9,769	$7,120	$95	$7,215
Newport News	5,608	3,959	9,567	5,637	2,654	8,291
Total backlog	$12,763	$6,573	$19,336	$12,757	$2,749	$15,506

Approximately 31% of the $16 billion total backlog as of December 31, 2012, is expected to be converted into sales in 2013. U.S. Government orders comprised substantially all of the total backlog as of September 30, 2013, and December 31, 2012.

Awards

The value of new contract awards during the nine months ended September 30, 2013, was approximately $8.7 billion. Significant new awards during this period included contracts for the construction of five DDG-51 Arleigh Burke-class destroyers, the CVN-72 USS Abraham Lincoln RCOH, inactivation of CVN-65 USS Enterprise, construction of NSC-6 Munro and continued construction preparation for CVN-79 John F. Kennedy.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Nine Months Ended
	September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Net earnings (loss)	$170	$96	$74	77%
Depreciation and amortization	157	143	14	10%
Stock-based compensation	28	25	3	12%
Excess tax benefit related to stock-based compensation	(5)	—	(5)	—%
Deferred income taxes	(19)	44	(63)	(143)%
Retiree benefit funding less than (in excess of) expense	(134)	(93)	(41)	(44)%
Trade working capital decrease (increase)	(253)	(256)	3	1%
Net cash provided by (used in) operating activities	$(56)	$(41)	$(15)	(37)%

Cash Flows

We discuss below our major operating, investing and financing activities for the nine months ended September 30, 2013 and 2012, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2013 was $56 million, compared with $41 million used in operating activities for the same period in 2012. The decrease in operating cash flow was primarily due to increases in deferred income taxes and retirement benefit funding, partially offset by hurricane insurance recoveries included in net earnings. Trade working capital remained stable as changes in inventory due to timing of contract milestones were partially offset by changes in accounts payable and accounts receivable due to the timing of payments, billings and collections.

For the nine months ended September 30, 2013, we made discretionary contributions to our qualified defined benefit pension plans totaling $301 million, compared with $143 million of minimum and $87 million of discretionary contributions for the same period in 2012. As of September 30, 2013, we anticipate no further cash contributions to our qualified defined benefit pension plans in 2013.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2013, was $27 million, compared with $92 million used in the same period in 2012. The decrease in cash used in investing activities was driven by proceeds from hurricane insurance recoveries and lower capital expenditures in 2013. We expect our capital expenditures in 2013 to fall in a range between 2% and 3% of annual revenues.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2013, was $79 million, compared with $16 million used in the same period in 2012. The increase was primarily due to $53 million of repurchases of common stock and $15 million of dividend payments.

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

The following table reconciles net cash used in operating activities to free cash flow:

	Nine Months Ended
	September 30		2013 over 2012
($ in millions)	2013	2012	Dollars	Percent
Net cash provided by (used in) operating activities	$(56)	$(41)	$(15)	(37)%
Less:
Capital expenditures	(85)	(92)	7	8%
Free cash flow provided by (used in) operations	$(141)	$(133)	$(8)	(6)%

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2013 and 2012, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these new regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2013, we had $32 million in standby letters of credit issued but undrawn and $352 million of surety bonds outstanding.

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

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. CVN-72 USS Abraham Lincoln is currently undergoing RCOH.

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

DDG-1000 Zumwalt-class destroyers
Design and build multi-mission surface combatants in conjunction with Bath Iron Works and construct the ships' integrated composite deckhouses, as well as portions of the ships' aft peripheral vertical launch systems. In 2012, we delivered the composite superstructure of DDG-1000 Zumwalt. We are currently constructing the composite superstructure of DDG-1001 Michael Monsoor. This deckhouse will complete our participation in this program as the Navy has decided on a steel deckhouse for the third and final ship of the class.

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

LPD-17 San Antonio-class amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In October 2013, we delivered LPD-25 Somerset, and we are currently constructing LPD-26 John P. Murtha and LPD-27 Portland. The LPD-17 San Antonio-class currently includes a total of 11 ships.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of September 30, 2013, we had $503 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of September 30, 2013. Based on the amounts outstanding under our Credit Facility as of September 30, 2013, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of September 30, 2013, our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2013, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015. On October 30, 2013, the Company's board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
July 1, 2013 to July 31, 2013	48,094	$61.79	48,094	$120.5
August 1, 2013 to August 31, 2013	96,028	64.05	96,028	114.4
September 1, 2013 to September 30, 2013	310,534	67.82	310,534	93.3
Total	454,656	$66.39	454,656	$93.3
1 As of September 30, 2013, we had purchased 950,874 shares at an average price of $59.63 per share for a total of $56.7 million since the program's inception.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on May 6, 2013).

11	Computation of Per Share Earnings (provided in Note 6 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	November 7, 2013	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Douglass L. Fontaine II
Douglass L. Fontaine II
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)