Form 10-K
period 2013-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2014-02-27
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
_____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $2,814 million.
As of February 21, 2014, 48,722,305 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

History and Organization

For more than a century, Huntington Ingalls Industries, Inc. (herein referred to as "HII", the "Company", "we", "us", or "our" and, as the context requires, including our predecessor business as a subsidiary of Northrop Grumman Corporation ("Northrop Grumman")) has been designing, building, overhauling and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. We are the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, the builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. We are the exclusive provider of Refueling and Complex Overhaul services for nuclear-powered aircraft carriers, a full-service systems provider for the design, engineering, construction and life cycle support of major programs for surface ships and a provider of fleet support and maintenance services for the U.S. Navy.

Our primary areas of business include the design, construction, repair and maintenance of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants, expeditionary warfare/amphibious assault, and coastal defense surface ships, as well as the refueling and overhaul and the inactivation of nuclear-powered ships. We operate our shipbuilding business through our Huntington Ingalls Incorporated subsidiary, which is organized into two segments: Ingalls Shipbuilding ("Ingalls"), which includes our non-nuclear ship design, construction, repair and maintenance businesses; and Newport News Shipbuilding ("Newport News"), which includes all of our nuclear ship design, construction, overhaul, refueling and repair and maintenance businesses.

Our three major shipyards are currently located in Pascagoula, Mississippi, Avondale, Louisiana, and Newport News, Virginia. We intend to wind down military shipbuilding at our Avondale shipyard in 2014 and consolidate those activities into our Pascagoula shipyard. We are exploring the potential for alternative uses of the Avondale facility, including alternative opportunities for the workforce there. For a more detailed discussion of the costs that we expect to incur in connection with the wind down of military shipbuilding at Avondale, see Risk Factors in Item 1A.

We conduct substantially all of our business with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs. We believe our product capabilities, heavy industrial facilities, and a workforce of approximately 38,000 employees position us well to continue to support the long-term objectives of the U.S. Navy and U.S. Coast Guard to adapt and respond to a complex, uncertain and rapidly changing national security environment.

We became an independent, publicly-owned company on March 31, 2011, when we were spun off from Northrop Grumman. We have owned and operated the legacy Northrop Grumman shipbuilding business since the spin-off.

Ingalls

Through our Ingalls operations, we design and construct non-nuclear ships for the U.S. Navy and U.S. Coast Guard, including amphibious assault ships, surface combatants and National Security Cutters ("NSCs"). We are the supplier of amphibious assault ships to the U.S. Navy and built 28 of the 62 DDG-51 Arleigh Burke-class of Aegis guided missile destroyers in active service. We are also the sole builder of the large multi-mission National Security Cutters for the U.S. Coast Guard. Our Ingalls shipbuilding sites are located in Pascagoula, Mississippi, Gulfport, Mississippi, and Avondale, Louisiana. These facilities offer a collection of manufacturing capabilities that include a 660-ton gantry crane and a Land Based Test Facility.

We are winding down military shipbuilding at Avondale and consolidating that activity at our Pascagoula, Mississippi, facility, which we believe will decrease our fixed overhead expenses, provide improved facility utilization and a more cost-efficient construction process, centralize our shipbuilding learning and increase the benefits of serial production, and reduce program costs, thereby enhancing our competitive position. In September 2013, we announced the closing of our Gulfport Composite Center of Excellence (the "Gulfport facility") in Gulfport, Mississippi, due to limited demand from the U.S. Navy for composite products provided by our Gulfport facility. We expect to complete outstanding work and close the Gulfport facility by the end of the second quarter of 2014.

Amphibious Assault Ships

We are the supplier to the U.S. Navy of amphibious assault and expeditionary warfare ships, which include the U.S. Navy large deck amphibious ships ("LHA"), amphibious transport dock ships ("LPD") and multi-purpose amphibious assault ships ("LHD"). The LHA is a key component of the U.S. Navy-Marine Corps requirement for 11 Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction and modernization of LHAs are core to our Ingalls operations. Construction of LHD-1 Wasp-class multipurpose amphibious assault ships concluded with our delivery of LHD-8 USS Makin Island in 2009. In 2007, we were awarded the construction contract for LHA-6 America, the first in a new class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We expect to deliver LHA-6 America in the second quarter of 2014 and are currently constructing LHA-7 Tripoli, scheduled for delivery in 2018.

The LPD program is a long-running production program where we have an opportunity to take advantage of cost reductions resulting from ship-over-ship learning. We are currently constructing two LPD-17 San Antonio-class amphibious transport dock ships, LPD-26 John P. Murtha scheduled for delivery in 2016 and LPD-27 Portland scheduled for delivery in 2017, in our Pascagoula shipyard. We delivered LPD-25 Somerset in 2013, LPD-23 Anchorage and LPD-24 Arlington in 2012, and LPD-22 USS San Diego in 2011.

Surface Combatants

We are a design agent for and one of only two companies that constructs the DDG-51 Arleigh Burke-class guided missile destroyers. We have delivered 28 DDG-51 Arleigh Burke-class destroyers to the U.S. Navy, including DDG-110 USS William P. Lawrence in February 2011. We are currently constructing DDG-113 John Finn and DDG-114 Ralph Johnson, scheduled for delivery in 2016 and 2017, respectively. In 2013, we were awarded a multi-year contract totaling $3.3 billion for construction of five additional DDG-51 Arleigh Burke-class destroyers as a part of a larger U.S. Navy order for nine DDG-51 Arleigh Burke-class destroyers.

In 2008, the U.S. Navy truncated the DDG-1000 Zumwalt-class program when it restarted the DDG-51 Arleigh Burke-class destroyer production line. Our participation in the DDG-1000 Zumwalt-class destroyers program has included detailed design and construction of the ships' integrated composite deckhouses and hangars, as well as portions of the ships' aft peripheral vertical launch systems. We expect to complete our participation in this program with the delivery of the composite deckhouse of DDG-1001 Michael Monsoor in 2014. The U.S. Navy has decided to acquire a steel deckhouse structure for the third and final ship of the class.

National Security Cutter

The U.S. Coast Guard's recapitalization program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend-class NSC, a multi-mission platform we designed and built. The U.S. Coast Guard ordered the first three NSC vessels from Integrated Coast Guard Systems ("ICGS"), a joint venture between Lockheed Martin and us, pursuant to an Indefinite Delivery/Indefinite Quantity ("IDIQ") contract for the Deepwater Modernization Program. The first National Security Cutter, NSC-1 USCGC Bertholf, was delivered to the U.S. Coast Guard in 2008, followed by NSC-2 USCGC Waesche in 2009 and NSC-3 USCGC Stratton in 2011. Beginning in 2010 with the construction contract for NSC-4 Hamilton, the NSC contracts have been awarded directly to Ingalls. NSC-4 Hamilton and NSC-5 James are currently under construction. Ingalls was awarded a construction contract for NSC-6 Munro in 2013.

Fleet Support: AMSEC and Continental Maritime of San Diego ("CMSD")

Fleet Support provides comprehensive life cycle services, including depot maintenance, modernization, repairs, logistics and technical support and planning yard services for naval and commercial vessels through our AMSEC and CMSD subsidiaries. We have ship repair facilities in Newport News, Virginia, and San Diego, California, which are near the U.S. Navy's largest homeports of Norfolk, Virginia, and San Diego, respectively. AMSEC provides naval architecture and marine engineering, ship system assessments, maintenance engineering and logistics services to the U.S. Navy and commercial maritime industry from 27 locations across the globe. On any given day, over 600 of our AMSEC employees are on board U.S. Navy ships, assessing equipment conditions, modernizing systems and training sailors. Through CMSD, a Master Ship Repair contractor, we provide ship repair, regular overhaul and selected restricted availability services (pier side or in customers' dry docks) for the U.S. Navy. We also perform emergent repair for the U.S. Navy on all classes of ships. Beginning in 2014, Fleet Support, including AMSEC and CMSD, was reorganized as part of our Newport News operating segment.

Newport News

The capabilities of our Newport News operations extend from our core business of designing and constructing nuclear-powered ships, such as aircraft carriers and submarines, and the refueling and overhaul and the inactivation of such ships, to our secondary businesses that are focused on the construction of heavy manufacturing equipment for commercial nuclear power facilities and the operation, management and cleanup of environmental hazard sites through Department of Energy ("DoE") programs. Our Newport News shipyard is one of the largest shipyards in the United States, located on approximately 550 acres near the mouth of the James River, which adjoins the Chesapeake Bay. The shipyard has two miles of waterfront property and heavy industrial facilities that include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, module outfitting facilities and various other workshops. Our Newport News shipyard also has a 2,170-foot dry dock and a 1,050-ton gantry crane capable of servicing two aircraft carriers at one time.

Design, Construction and Refueling and Complex Overhaul of Aircraft Carriers

Engineering, design and construction of U.S. Navy nuclear aircraft carriers are core to our operations. Aircraft carriers are the largest ships in the U.S. Navy's fleet, with a displacement of over 90,000 tons. Newport News has delivered 30 aircraft carriers to the U.S. Navy since 1933, including all ten ships currently in active service.

We delivered the U.S. Navy's newest carrier and the last of the CVN-68 Nimitz-class, CVN-77 USS George H.W. Bush, in 2009. We have been engaged in design work on the next generation aircraft carrier, the CVN-78 Gerald R. Ford-class, for over ten years. In 2008, we were awarded a $5.1 billion contract for detail design and construction of the first ship of the class, CVN-78 Gerald R. Ford, which is scheduled for delivery in 2016. We also received awards in 2009 through 2013 totaling $2.0 billion under a construction preparation contract for the second CVN-78 Gerald R. Ford-class aircraft carrier, CVN-79 John F. Kennedy. This contract includes design, planning, procurement of long-lead-time materials and limited fabrication, as well as continued research and development with key suppliers.

We continue to be the exclusive prime contractor for nuclear aircraft carrier Refueling and Complex Overhaul ("RCOH"). Each RCOH takes over three years to complete, and the work accounts for approximately 35% of all maintenance and modernization during an aircraft carrier's 50 year service life. RCOH services include propulsion work (refueling of reactors; propulsion plant modernization; and propulsion plant repairs), restoration of service life (dry docking, tank and void maintenance; hull, shafting, propellers and rudders; launch and recovery system; piping repairs; and component refurbishment), and modernization (electrical systems; aviation support systems; warfare; interoperability; and environmental compliance). We provide ongoing maintenance services for the U.S. Navy aircraft carrier fleet through both RCOH and on-site fleet repair work.

We completed the RCOH for CVN-71 USS Theodore Roosevelt and redelivered it to the U.S. Navy in 2013. We have also received awards totaling $2.6 billion under an execution contract for the RCOH of CVN-72 USS Abraham Lincoln. We believe our position as the exclusive designer and builder of nuclear-powered aircraft carriers, as well as the fact that RCOH work requires a highly trained workforce, is capital-intensive and has high barriers to entry due to its nuclear component, strongly positions us for the award of future RCOH contracts on the current and future U.S. Navy aircraft carrier fleet.

Aircraft Carrier Inactivation

The U.S. Navy awarded us a $745 million contract in 2013 to inactivate CVN-65 USS Enterprise, the world's first nuclear-powered aircraft carrier, which was built by us and commissioned in 1961, with a scheduled redelivery date in 2016. Aircraft carriers have a lifespan of approximately 50 years, and we believe the ten carriers delivered by us that are currently in active service, as well as those we will deliver in the future, present a significant opportunity for us with respect to their inactivation. We believe that the U.S. Navy will require inactivation of aircraft carriers in the naval fleet as they reach the end of their lifespans, and we intend to be positioned as the best choice to be awarded that work.

Design and Construction of Nuclear-Powered Submarines

We are one of only two companies in the United States capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 58 submarines to the U.S. Navy since 1960, comprised of 44 fast attack and 14 ballistic missile submarines. Of the 54 nuclear-powered fast attack submarines currently in active service, 26 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research and integrated planning.

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

The four submarines of the first block and the six submarines of the second block of SSN-774 Virginia-class submarines have been delivered. In December 2008, the team was awarded a construction contract for the third block of eight SSN-774 Virginia-class submarines. The multi-year contract increased construction from one submarine per year to two submarines per year from 2011 through 2013. The eighth submarine to be procured under this contract is scheduled for delivery in 2019.

SSBN(X) Ohio-Class Replacement Program

The U.S. Navy's shipbuilding plan for Fiscal Year 2013 states the U.S. Navy's intention to focus on the design and construction of replacement boats for the current aging Ohio-class nuclear ballistic and cruise missile submarines. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. We are currently participating in the design effort, and our experience and specialized workforce position us for a potential role in the construction effort, but no decisions have been made regarding that aspect of the program. The SSBN Ohio-class includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines ("SSGN"). The Ohio Replacement Program currently anticipates 12 new ballistic missile submarines over a 15-year period at a cost of approximately $4 billion to $7 billion each. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. Congress has delayed the start of the first Ohio replacement submarine by two years and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027 with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be down to ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program may represent a significant opportunity for us in the future.

Energy

Our DoE and commercial nuclear programs leverage our core competencies in nuclear operations, program management and heavy manufacturing. We selectively partner with experienced industry leaders, and we are a participant in one active joint venture. We are also able, through our subsidiary Newport News Industrial Corporation ("NNI"), to provide a range of services to the energy industry, as well as government customers.

Savannah River Nuclear Solutions, LLC ("SRNS")

In January 2008, SRNS, our joint venture with Fluor Federal Services, Inc. and Honeywell International Inc., was awarded a five-year $4 billion contract for site management and operations at the DoE's Savannah River Site located 12 miles south of Aiken, South Carolina. Work at the site includes management of a national laboratory and the cleanup of nuclear waste, both newly generated and backlogged, and legacy wastes that exist at various facilities throughout the Savannah River Site. As part of the American Recovery and Reinvestment Act of 2009, SRNS was awarded a $1.4 billion contract to deactivate and remediate several reactors and sites at the Savannah River Site. In September 2012, the DoE exercised its option to extend the original contract for another three years, bringing the total contract value to approximately $8 billion. We have a 34% ownership stake in SRNS.

Newport News Industrial Corporation

NNI provides a range of support services to operating commercial nuclear power plants. Since it was founded in 1965, NNI has expanded its capabilities, continuing to provide support for nuclear energy facilities, as well as for fossil power plants and other industrial facilities. NNI focuses on fabrication services, construction services, equipment services, technical services and product sales to its customers, which include both private industry and government entities such as the DoE and the DoD.

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

Summary Segment Financial Data

For a more complete understanding of our segment financial information, see Segment Operating Results in Item 7 and Note 8: Segment Information in Item 8.

Customers

Revenues from the U.S. Government accounted for substantially all of our revenues in 2013, 2012 and 2011. In 2013, 2012 and 2011, approximately 94%, 96% and 97%, respectively, of our revenues were generated from the U.S. Navy and approximately 6%, 4% and 3%, respectively, were generated from the U.S. Coast Guard.

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

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on several factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments - Revenue Recognition in Item 7.

Backlog

As of December 31, 2013 and 2012, our total backlog was approximately $18 billion and $16 billion, respectively. Approximately 32% of backlog at December 31, 2013, is expected to be converted into sales in 2014.

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

Raw Materials

The most significant material we use is steel. Other materials used in large quantities include paint, aluminum, pipe, electrical cable and fittings. All of these materials are currently available in adequate supply. In connection with our government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. Generally, for long-term contracts, we obtain price quotations for many of our materials requirements from multiple suppliers to ensure competitive pricing. We have not generally been dependent upon any one supply source; however, due largely to the consolidation of the defense industry, we currently have only one supplier for certain component parts. We believe that these single source suppliers, as well as our overall supplier base, are adequate to meet our future needs. We have mitigated some supply risk by negotiating long-term agreements with certain raw material suppliers. In addition, we have mitigated price risk related to raw material purchases through certain contractual arrangements with customers.

Research and Development

To foster innovative product development and evolution, we conduct research and development activities as part of our normal business operations. Our research and development activities primarily include Independent Research and Development ("IR&D") efforts related to government programs. We recover a significant portion of our IR&D expenditures through overhead charges to U.S. Government contracts, consistent with U.S. Government regulations. We include IR&D expenses in general and administrative expenses. Company-sponsored IR&D expenses totaled $22 million, $21 million and $24 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, such as the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA") and the Defense Contract Management Agency ("DCMA"). These agencies review our contract performance, cost structures and compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems and management information systems. Any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be reimbursed by a government customer or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties as well as administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, and prohibition from doing business with the U.S. Government.

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. The U.S. Government has, in certain instances, withheld payments on contracts subject to these regulations upon its assessment that deficiencies exist with one or more of our business systems. We are modifying our affected business systems to address the U.S. Government's concerns.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the government's convenience, contractors are normally protected by provisions that provide for reimbursement of costs incurred on the contracts and profit on those costs but not for the anticipated profit that would have been earned had the contract been completed. Termination resulting from our default could expose us to various liabilities, including excess reprocurement costs, and could have a material effect on our ability to compete for future contracts.

In 2009, Congress passed legislation to improve the organization and procedures of the DoD for the acquisition of major weapons systems, including shipbuilding and maritime systems. This legislation, the Weapon System Acquisition Reform Act of 2009, requires the DoD to develop mechanisms to address cost, schedule and performance in establishing program requirements. As acquisition reform progresses, we will continue to monitor the actions of the Pentagon and Congress to determine their impact on our operations and respond appropriately.

Government contractors must comply with a significant volume of procurement regulations and other requirements. Contracting with the U.S. Government may result in our filing of Requests for Equitable Adjustments ("REAs"), which represent requests for the U.S. Government to make appropriate adjustments to terms of a contract, including pricing, delivery schedule, technical requirements or other affected terms, due to changes in the original contract requirements and resulting delays and disruption in contract performance for which the U.S. Government is responsible. REAs are prepared, submitted and negotiated in the ordinary course of business, and large REAs are not uncommon at the conclusion of both new construction and RCOH activities. Such REAs are not considered claims under the Contract Disputes Act of 1978, although they may be converted to such claims if good faith negotiations to resolve the REAs are not satisfactory.

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

Our contracts with various agencies of the U.S. Government and our subcontracts with other prime contractors are subject to additional procurement regulations that include, but are not limited to, the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. A noncompliance determination by any one agency may result in fines, penalties, or debarment or suspension from contracting with all U.S. Government agencies.

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

Environmental, Health and Safety

Our manufacturing operations are subject to and affected by federal, state and local laws and regulations relating to the protection of the environment. We accrue the estimated costs to complete environmental remediation when we determine it is probable we will incur expenses in the future, in amounts we can reasonably estimate, to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party ("PRP") by the U.S. Environmental Protection Agency ("EPA") or similarly designated by another environmental agency. The inherent difficulties in estimating future environmental remediation costs, resulting from uncertainties regarding the extent of required remediation, determination of legally responsible parties and the status of laws and regulations and their interpretations, can cause our estimated costs to change.

We assess the potential impact on our financial statements of future environmental remediation costs by estimating, on a site-by-site basis, the range of reasonably possible remediation costs that we could incur, taking into account currently available information at each site, the current state of technology and our prior experience in remediating contaminated sites. We review our estimates periodically and adjust them to reflect changes in facts, technology and legal circumstances. We record accruals for environmental remediation costs on an undiscounted basis in the accounting period in which it becomes probable we have incurred a liability and the costs can be reasonably estimated. We record related insurance recoveries only when we determine that collection is probable, and we do not include any litigation costs related to environmental matters in our environmental remediation accrual.

We expense or capitalize environmental expenditures as appropriate. Capitalized expenditures relate to long-lived improvements in current operating facilities. We record environmental remediation accruals at sites involving multiple parties based upon our expected share of liability, taking into account the financial viability of other jointly liable parties. We may incur remediation costs exceeding our accrued amount if other PRPs do not pay their allocable share of remediation costs, which could have a material effect on our business, financial position, results of operations or cash flows.

As of December 31, 2013, our probable future costs for environmental remediation were approximately $2 million, which is accrued in other current liabilities in the consolidated statement of financial position. Although information gained as projects progress may materially affect our accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations or cash flows.

We may incur environmental costs in the future related to our wind down of military shipbuilding at Avondale. These costs are not reasonably estimable at this time, however, due to insufficient information about the nature, timing and extent of any potential environmental remediation we may be required to perform or the related costs that we may incur. Accordingly, potential environmental costs associated with the wind down of Avondale are not included in our $2 million accrual for environmental remediation costs or our $256 million estimate of Avondale asset write-downs and restructuring costs, or otherwise reflected in our consolidated financial statements. We expect that a significant portion of any future environmental remediation costs we incur at Avondale would be recoverable, consistent with government accounting practices, under the Federal Acquisition Regulation ("FAR").

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

With regard to occupational health and safety, the shipbuilding and ship repair industry involves work with hazardous materials and processes, and remains one of the most hazardous industry segments. According to the Bureau of Labor Statistics, the shipbuilding and ship repair industry (NAICS 336611) ranks among the highest in several injury metrics. We have experienced three industrial related fatalities in the past seven years. We strive to keep our Occupational Safety & Health Administration ("OSHA") compliance programs strong. In 1995, our Newport News shipyard became the first shipyard to be awarded the Star Award from OSHA's Voluntary Protection Program ("OSHA VPP"). To earn this award, we joined efforts with our unions and supported participation in the OSHA VPP, in which all parties assist each other to make our shipyard a safer place to work. Since then, our Gulfport, Mississippi, and CMSD facilities have also been certified as OSHA VPP Star Sites.

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

Employees

We have approximately 38,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. Our workforce contains many third-, fourth- and fifth-generation shipbuilding employees. We employ individuals specializing in 19 crafts and trades, approximately 5,000 engineers and designers and approximately 2,400 employees with advanced degrees. Employees who have been with us or our predecessor companies for over 40 years achieve the title of Master Shipbuilder. As of December 31, 2013, we had approximately 1,100 Master Shipbuilders, approximately 850 at Newport News and approximately 250 at Ingalls. We employ more than 5,500 veterans.

Our Newport News Apprentice School trains approximately 800 apprentices each year in 19 crafts and trades and several advanced programs. Our Ingalls Apprentice School currently has approximately 300 registered apprentices in its programs. Apprentices are paid as full-time employees for the duration of their studies and usually continue to work with us upon graduation. From nuclear pipe welders to senior executives, approximately 2,900 alumni of the Apprentice School at Newport News and approximately 1,900 alumni of our Ingalls Apprentice School continue to work with us.

Approximately 50% of our approximately 38,000 employees are covered by a total of nine collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in April 2014, June 2014 and July 2017. Ingalls has six collective bargaining agreements covering represented employees, five of which cover Pascagoula and Gulfport employees and one of which covers Avondale employees. The five Pascagoula/Gulfport collective bargaining agreements expire in March 2015. The Avondale collective bargaining agreement was indefinitely extended upon its last expiration. We believe that our relationship with our employees is satisfactory.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission ("SEC"). You can learn more about us by reviewing our SEC filings on the investor relations page on our website at www.huntingtoningalls.com.

Our SEC filings are also available at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

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

Our business is primarily dependent upon the design, construction, repair, maintenance, fleet support and life cycle services of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants and expeditionary warfare and amphibious assault ships, for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. Substantially all of our revenues in 2013 were derived from products and services ultimately sold to the U.S. Government, and we expect this to continue in the foreseeable future. In addition, substantially all of our backlog was U.S. Government related as of December 31, 2013. We are a supplier, either directly or as a subcontractor or team member, to the U.S. Government and its agencies. The related contracts are subject to various risks, including our customers' political and budgetary constraints and processes, changes in customers' short-range and long-range strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty in forecasting costs and schedules for bids on developmental and highly sophisticated technical work, delays in the timing of contract approval, and contractor suspension or debarment in the event of certain violations of legal or regulatory requirements. Any of these factors could affect our ability to do business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations or cash flows.

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

The impact of Congressional actions to reduce the federal debt and resulting pressures on federal spending could adversely affect the total funding of individual ships or funding for individual programs and delay purchasing or payment decisions by our customers. In August 2011, the Budget Control Act (the "BCA") reduced the DoD top-line budget by $487 billion from fiscal year 2012 through 2021, representing approximately 8% of planned defense spending. Additionally, because Congress did not identify savings to reduce the U.S. deficit by up to $1.2 trillion prior to March 1, 2013, budgetary sequestration was implemented under the BCA. Sequestration requires an additional reduction from fiscal year 2012 through 2021 of $500 billion for defense spending, representing approximately 9% of planned defense spending, and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard.

On December 26, 2013, the President signed into law the Bipartisan Budget Act of 2013 (the "Bipartisan Budget Act"), which provided $63 billion in sequestration relief over two years, split evenly between defense and non-defense programs, and set overall discretionary spending at $1.012 trillion for fiscal year 2014 and $1.013 trillion for fiscal year 2015. Sequestration remains in effect under the BCA for fiscal years 2016 through 2021. Enactment of the Bipartisan Budget Act enabled the House and Senate Appropriations Committees to agree upon appropriations levels across all 12 Appropriations Committees, including Defense Appropriations and Homeland Security

Appropriations, and to subsequently pass the Consolidated Appropriations Act for Fiscal Year 2014 (the "FY 2014 Act").

The FY 2014 Act specifically provided funding for the advance construction of CVN-79 John F. Kennedy, construction of two SSN-774 Virginia-class submarines, continuation of the CVN-72 USS Abraham Lincoln RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, and cost to complete for LHA-6 America. The FY 2014 Act also fully funded construction of NSC-7 Kimball, and provided funding for NSC-8 Midgett long-lead-time material.

While the Bipartisan Budget Act eliminated the implementation of sequestration reductions for fiscal years 2014 and 2015, significant uncertainty exists regarding the specific effects of sequestration in fiscal years 2016 through 2021, and related funding reductions that could result in the cancellation of or decreased funding for our existing programs and/or a lack of funding for future programs.

Delivery of the Fiscal Year 2015 President's Budget Request has been deferred until early March 2014. The impact of the continuing federal fiscal debates remains uncertain, and we cannot predict the impact that the sequestration cuts, other defense spending cuts, or the prospective lack of a fiscal year 2015 defense appropriations bill may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or cancelled. In addition, defense spending cuts and delays could adversely affect the viability of our suppliers and subcontractors. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding, which would adversely affect our future sales under such programs and could have a material adverse effect on our financial position, results of operations or cash flows.

Demand for our products and services can also be affected by potential changes in customer priorities due to military transformation and planning or the nature of war related activity. We cannot predict the impact of such changes on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations or cash flows.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government's convenience, contractors are normally protected by provisions covering reimbursement of costs already incurred on the contracts and profit related to those costs but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination could have a material adverse effect on our financial condition, results of operations or cash flows.

Cost growth on fixed price and other contracts that cannot be justified as increases in contract value due from customers exposes us to reduced profitability and to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Cost growth can occur if expenses to complete a contract increase due to technical challenges, manufacturing difficulties, delays, workforce-related issues or inaccurate initial estimates used for calculating contract costs. Reasons may include unavailability or reduced productivity of labor, the nature and complexity of the work to be performed, the timeliness and availability of materials, major subcontractor performance or product quality issues, performance delays, availability and timing of funding from the customer and natural disasters. The process of estimating contract costs requires significant judgment and expertise. A significant increase in contract costs from our original cost estimates on one or more programs could have a material adverse effect on our financial position, results of operations or cash flows.

Our ability to recover the costs we incur and realize profits on contracts with our U.S. Government customers depends on the type of contract under which we are performing. Our U.S. Government business is currently performed under firm fixed price ("FFP"), fixed price incentive ("FPI"), cost plus incentive fee ("CPIF"), cost plus fixed fee ("CPFF") and cost plus award fee ("CPAF") contracts. Under FFP contracts, we retain all cost savings on completed contracts but are responsible for the full amount of all expenditures in excess of the contract price. FPI contracts, on the other hand, are flexibly priced agreements under which overruns and underruns to an agreed target cost are shared between the U.S. Government and us. The U.S. Government is liable for its share of allowable costs up to a ceiling price, and we are responsible for all costs incurred in excess of such ceiling price, typically 125-135% of target cost. Our profit on FPI contracts varies according to a formula set forth in the contract that generally compares the amount of costs incurred to the contract target cost. Under CPIF, CPFF and CPAF contracts, we are generally required to perform the contract only to the extent the U.S. Government makes funds available, and we recover all allowable costs incurred in the performance of the contract. Under CPIF contracts, our profit is determined by a contractually specified formula that compares allowable incurred costs to the contract target cost, subject in some instances to a maximum or minimum fee percentage. Under CPFF contracts, the dollar amount of profit received is the same without regard to the amount of costs incurred. Under CPAF contracts, the dollar amount of profit received is determined by the award fee provisions in the contract.

Of Ingalls' revenues in 2013, approximately 79% were generated from FPI contracts, approximately 10% were generated from CPAF contracts, approximately 8% were generated from CPFF contracts, and approximately 3% were generated from FFP contracts. Of Newport News' 2013 revenues, approximately 45% were generated from CPIF contracts, which primarily included aircraft carrier construction and RCOH contracts, approximately 31% were generated from CPFF contracts, approximately 23% were generated from FPI contracts, consisting primarily of submarine construction contracts, and approximately 1% were generated from FFP contracts. To the extent our mix of contract types change in the future, our ability to recover our costs and realize profits on our contracts can be negatively affected.

Our earnings and margins depend on our ability to perform under contracts.

When agreeing to contract terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance and the timing of product deliveries. We may experience significant variances from our assumptions and projections, delays in our contract performance and variances in the timing of our product deliveries. If actual events differ significantly from one or more of our assumptions or projections, or, if we incur unanticipated contract costs, the profitability of the related contracts may be adversely affected.

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

Our costs to manufacture our products can increase over the terms of our contracts. We may be protected from increases in material costs through cost escalation provisions contained in some of our U.S. Government contracts, to the extent that such increases are consistent with industry indices. Even with these provisions, however, the difference in basis between our actual material costs and these indices may expose us to cost uncertainty. In addition, significant delays in deliveries of key raw materials, which may occur as a result of availability or price, could have a material adverse effect on our financial position, results of operations or cash flows.

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

The DoD released in January 2012 the Defense Strategic Guidance, a new set of strategic military priorities and guidance. In May 2013, the U.S. Navy released its Annual Long Range Plan for the Construction of Naval Vessels for 2014 (the "2014 Long Range Plan"). The 2014 Long Range Plan anticipates a fleet of 306 ships comprised of 12 ballistic missile submarines, 11 nuclear-powered aircraft carriers, 48 nuclear-powered attack submarines, 88 large multi-mission surface combatants, 52 small multi-role surface combatants, 33 amphibious landing ships, 29 combat logistics force ships, and 33 support vessels. The 2014 Long Range Plan also notes that the four SSGN currently in service will retire in the mid-2020s, and the U.S. Navy is exploring the possibility of inserting a quad-pack of large diameter payload tubes in Block V SSN-774 Virginia-class submarines to offset the loss of the SSGN strike capability. The 2014 Long Range Plan also acknowledges that the DoD will encounter several challenges in executing the plan, particularly with regard to funding new submarines to replace the Ohio-class nuclear ballistic submarines. Significant reductions in the number of ships procured by the U.S. Navy would have a material adverse effect on our financial position, results of operations or cash flows.

We believe our shipbuilding programs are a high priority for national defense, but, under federal budgetary pressures, one or more of our programs may be reduced, extended or terminated by our U.S. Government customers. Specific actions that could negatively affect us include the deferral of production of new amphibious ships, the reduction in the number of planned large surface combatants, an increase in the procurement interval for aircraft carriers beyond five years, and postponement or cancellation of the RCOH for CVN-73 USS George Washington. In response to the need for cheaper alternatives and the proliferation of "smart weapons," future strategy reassessments by the DoD may result in a decreased need for our shipbuilding programs, including our aircraft carrier programs. For the year ended December 31, 2013, our aircraft carrier programs accounted for approximately 41% of our consolidated revenue. Significant reductions in Congressional appropriations for our shipbuilding programs or significant delays in such appropriations could have a material adverse effect on our financial position, results of operations or cash flows.

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

In November 2012, the DoD expanded its focus on business process improvements by introducing Better Buying Power 2.0 ("BBP 2.0"), which established higher standards and stronger professional qualification requirements for key leadership positions in the acquisition workforce and increased the cost consciousness of the acquisition workforce. BBP 2.0 also includes initiatives focused on enforcing affordability caps, controlling costs through cost performance measures, encouraging stronger partnerships with the requirements community and incentivizing industry by aligning profitability more tightly with DoD goals and employing appropriate contract types. In April 2013, the DoD issued an implementation directive for BBP 2.0, which contained several of the key overarching principles that underlie BBP 2.0, including effective incentives to industry, especially competitive pressures; insistence on demonstrated progress before major commitments; and use of the right contract type for the job. In November 2013, the DoD also embarked upon an assessment to perform a cost-benefit analysis of regulatory and statutory requirements that might be implemented more effectively, changed, or eliminated.

We expect DoD's focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the new initiatives and the reduced level of spending by the DoD. We are taking steps internally to assess how we can respond to and support these changes, including how we can further reduce costs and increase productivity, modify how we respond to proposals and revise our areas of focus. Depending on how these initiatives are implemented, they could have an impact on current programs, as well as new business opportunities.

Our future success depends, in part, on our ability to deliver our products and services at an affordable life cycle cost, requiring us to develop and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of current and future customers.

Shipbuilding is a long cycle business, and our success depends on quality, cost and schedule performance on our contracts. We must develop and sustain the workforce, technologies, facilities, equipment and financial capacity needed to deliver our products and services at an affordable life cycle cost. If we fail to maintain our competitive position, we could lose future contracts to our competitors, which could have a material adverse effect on our financial position, results of operations or cash flows.

Our operating results are heavily dependent upon our ability to attract and retain a sufficient number of engineers and skilled workers at competitive costs and with the necessary skills and/or security clearances. At the same time, stable future revenues and costs are important for us to maintain a qualified workforce. Development and maintenance of the necessary nuclear expertise and the challenges of hiring and training a qualified workforce can be a limitation on our business. If qualified personnel become scarce, we could experience higher labor, recruiting or training costs to attract and retain qualified employees, or, if we fail to attract and retain qualified personnel, we could incur difficulties in performing our contracts and attracting new business.

Competition within our markets or an increase in bid protests may reduce our revenues and market share.

U.S. defense spending levels are uncertain and difficult to predict. While the U.S. Navy's 2014 Long Range Plan anticipates a fleet size of 306 ships, the plan does not include enough ships to fully support all elements of the Navy's ships goal over the 30-year period. The U.S. Navy currently projects that shortfalls would occur at various points during this 30-year period in ballistic missile submarines, cruisers-destroyers, attack submarines, and amphibious ships. Declines in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. We compete with another large defense contractor for construction contracts to build surface combatants, and we may in the future compete with the same and other defense contractors to build other of our products. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share, which could negatively impact our financial condition, results of operations or cash flows.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, we believe that two existing U.S. Government-owned shipyards could refuel nuclear-powered aircraft carriers if substantial investments in facilities, personnel and training were made. U.S. Government-owned shipyards engage in the refueling, overhaul and inactivation of SSN-688 Los Angeles-class submarines and are capable of repairing and overhauling non-nuclear ships. The 2012 National Defense Authorization Act required DoD to develop a core depot level maintenance capability to refuel nuclear aircraft carriers. The 2013 Defense Authorization Act, however, modified the 2012 Act by restoring an exception for the nuclear refueling of an aircraft carrier from the definition of core depot level maintenance. The 2013 Act also amended and clarified the exception to cover the concurrent refueling and overhaul of an aircraft carrier, as well as the defueling of an aircraft carrier. Similarly, the 2013 Act restored an exclusion for nuclear aircraft carrier programs from the definition of core logistics capabilities that was contained in previous law. If a U.S. Government-owned shipyard were to become capable and engaged in the business of refueling nuclear-powered aircraft carriers, our financial position, results of operations or cash flows could be adversely affected.

We also compete in the engineering, planning and design market with other companies that provide engineering support services. Such competition increases the risk that we may not be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design and future surface combatant and amphibious assault ship program contracts.

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

The reduced level of shipbuilding activity by the U.S. Navy, evidenced by the reduction in fleet size from 566 ships in 1989 to 283 ships as of December 31, 2013, has resulted in workforce reductions in the industry but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Six major private United States shipyards, three of which we own, plus numerous other smaller private shipyards compete for contracts to construct, overhaul, repair and convert naval vessels. We intend to cease all military shipbuilding operations in our Louisiana facilities in 2014. Competition for future shipbuilding programs is expected to be intense. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants and other ships, compete for funding with each other, as well as with other defense products and services. Future rationalization of shipyard capacity in the United States might occur, and we could be affected by shipyard consolidation or closures as a result of the reduced level of U.S. Navy spending on ship construction. Any further reduction could have a significant effect on our business, financial condition, results of operations or cash flows.

As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

U.S. Government contractors must comply with significant regulatory requirements, including procurement, nuclear and other requirements. Government contracting requirements increase our contract performance and compliance costs. Our nuclear operations are subject to an enhanced regulatory environment, which results in increased performance and compliance efforts and costs. Changes in regulations and related requirements can increase our compliance costs and reduce our profit margins.

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its various agencies, such as the U.S. Navy's Supervisor of Shipbuilding, the DCAA and the DCMA. These agencies review our contract performance, cost structures and compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and internal policies. Systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems and management information systems. Any costs we incur that are found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if previously reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. Government. Allegations of impropriety can also cause us significant reputational harm.

Whether or not illegal activities are alleged, the U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. The U.S. Government has, in certain instances, withheld payments on certain of our contracts subject to these regulations upon its assessment that deficiencies exist with one or more of our business systems. We are modifying our affected business systems to address the U.S. Government's concerns.

As with other government contractors, the U.S. Government has, from time to time, recommended that certain of our contract prices be reduced, or that certain costs allocated to our contracts be disallowed. These recommendations sometimes involve substantial dollar amounts. In response to U.S. Government audits, investigations and inquiries, we have also in the past made adjustments to our contract prices and the costs allocated to our government contracts. Such audits, investigations and inquiries may result in future reductions of our contract prices.

We must comply with a variety of federal laws, including the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act and Cost Accounting Standards, and we are subject, from time to time, to U.S. Government investigations relating to our operations. If we are convicted or otherwise found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions in the value of contracts, contract modifications or terminations, the assessment of penalties and fines or compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations or cash flows. Such findings or convictions could also result in suspension or debarment from government contracting. Any suspension or debarment would likely have a material adverse effect on our financial position, results of operations or cash flows.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require certain manufacturing expertise or are dependent upon factors not wholly within our control, and failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture products and provide services applied by our customers in a variety of environments. Problems and delays in product development or with delivery of subcontractor components or services as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, learning curve assumptions or materials and components could prevent us from satisfying contractual requirements.

First-in-class ships, also known as lead ships, usually have new technology that is supplied by the U.S. Navy, other contractors, or us. Problems in developing these new technologies or design changes in the construction process can lead to delays in maintaining the design schedule needed for construction. The risk associated with new technology or mid-construction design changes can both increase the cost of a ship and delay delivery. Late delivery of information can also cause inefficiencies in the construction process, increase costs and put the delivery schedule at risk, which could adversely affect our profitability and future prospects.

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

We have experienced quality issues in the past with respect to products and services that we sell to our U.S. Government customers. These issues have required significant resources to analyze the source of the deficiencies and implement corrective actions. We may discover quality issues in the future related to our products and services that require analysis and corrective action. Such issues and our responses and corrective actions could have a material adverse effect on our financial position, results of operations or cash flows.

We may not realize the anticipated benefits or may incur additional costs related to the wind down of military shipbuilding at our Louisiana facilities and the consolidation of all Ingalls construction into our Pascagoula shipyard.

We intend to wind down military shipbuilding at our Louisiana facilities, including Avondale, our Louisiana shipyard, in 2014 and consolidate all Ingalls military shipbuilding into our Pascagoula shipyard. We are shifting construction of future LPD-class ships to a single production line at our Pascagoula shipyard to reduce costs, increase efficiency and address shipbuilding overcapacity. Shifting Avondale's military shipbuilding to our Pascagoula shipyard may not result in our realization of anticipated benefits from serial production at that facility. In connection with the increased utilization of our employees and facilities in our Pascagoula shipyard, we may encounter difficulties adhering to back-to-back production schedules. Any such difficulties could have an adverse effect on our ability to timely perform our existing contracts and our ability to obtain new contracts in the future. Moreover, the concentration of our Ingalls workforce in Pascagoula may inhibit our ability to attract and retain a sufficient number of skilled and trained employees to perform the increased workload. Any failure to attract and retain the necessary workforce, or to effectively manage and control third-party contractors, could adversely affect our ability to perform our contracts and have a material adverse effect on our financial position, results of operations or cash flows.

We anticipate that we will incur substantial restructuring costs and asset write-downs, currently estimated at $256 million, related to the wind down of our operations at Avondale. We believe that substantially all such expenses will be recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with FAR provisions governing the treatment of restructuring and shutdown related costs. The DCAA prepared an initial audit report on our July 30, 2010, cost recovery proposal of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs included in the proposal. We then submitted a revised proposal dated October 12, 2011 to address the concerns of the DCAA and to reflect a revised estimated total cost of $271 million. We received a supplemental DCAA audit report, which again stated that the proposal was not sufficiently supported to allow the DCAA to reach a conclusion. The amount and percentage of questioned costs were materially unchanged from the previous audit report. We submitted another revised proposal that addresses the DCAA concerns and supports our current restructuring cost estimate of $256 million.

Although closure is still the baseline assumption for Avondale, we are pursuing other opportunities to utilize this facility. If we are successful in pursuing such opportunities, and Avondale remains open, we would submit a revised restructuring proposal to the U.S. Navy consistent with this change. In such event, we expect that our total estimated restructuring costs would decrease. While the restructuring costs that are currently capitalized, consisting primarily of severance and retention payments as well as retired fixed assets, should remain recoverable under existing or future U.S. Navy contracts, other costs would remain as part of the Avondale cost structure associated with Avondale's new line of business.

Whether we close Avondale entirely or keep the facility open in a new line of business, we currently do not have an agreement with the U.S. Navy regarding the government contract accounting and pricing treatment of the restructuring and shutdown costs associated with our wind down at Avondale. We may also incur environmental costs in connection with the wind down. Such costs, which we cannot reasonably estimate at this time, could be significant. The actual restructuring expenses we incur in connection with our wind down of Avondale, including potential environmental costs, may be greater than our current estimate, and any inability to recover such costs could result in a material adverse effect on our financial position, results of operations or cash flows.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. The size and nature of many of our contracts make the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate and contract for construction of ships that are not completely designed. Assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues for these ships are subject to the variability of the final ship design and evolving scope of work. Our assumptions on ship contracts include the length of time to complete the contract, because total costs include expected increases in wages and material prices. Similarly, our assumptions include the future impact of our efficiency initiatives and cost reduction efforts. We consider incentives, awards and penalties related to contract performance in estimating revenues and profit rates, and we record them when sufficient information exists to assess anticipated contract performance.

The judgment and estimation processes described above are significant to our contract accounting, and materially different amounts can be generated if different assumptions are used or if actual events differ from our assumptions. Future changes in underlying assumptions, circumstances or estimates may have a material adverse effect on our future financial position, results of operations or cash flows. See Critical Accounting Policies, Estimates, and Judgments in Item 7.

Our business is subject to disruption caused by natural disasters, environmental disasters and other factors that could have a material adverse effect on our financial position, results of operations or cash flows.

We have significant operations located in regions of the United States that have been and may be exposed to damaging storms, such as hurricanes, floods and environmental disasters, such as oil spills. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters may be significant. Natural disasters can disrupt our facilities, systems or projects, which can interrupt operational processes and performance on our contracts. In addition, should insurance or other risk transfer mechanisms be unavailable or insufficient to recover material costs associated with natural or environmental disasters, we could experience a material adverse effect on our financial position, results of operations or cash flows. See Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position in this section.

Natural disasters can disrupt our workforce, electrical and other power distribution networks, including computer and internet operations and accessibility and the critical industrial infrastructure needed for normal business operations. These disruptions could adversely affect our contract performance and financial results. Environmental disasters, particularly oil spills in waterways and bodies of water used for the transport and testing of our ships, can disrupt the timing of performance under our contracts with the U.S. Navy and the U.S. Coast Guard.

Our suppliers and subcontractors are also subject to natural and environmental disasters that could affect their ability to deliver products or services or otherwise perform their contracts. Performance failures by our subcontractors due to natural or environmental disasters may adversely affect our ability to perform our obligations on a contract, which could reduce our profitability in the event damages or other costs are not recoverable from the subcontractor, the customer or insurers. Such events could also result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We seek to identify and obtain, in established markets, insurance agreements to cover our significant risks and potential liabilities, including, among others, natural disasters, product liability and business interruption resulting from an insured property loss. In some circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover the full amount of actual losses or liabilities incurred, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business makes it difficult to quantify the disruptive impact of such events. Such limitations on the availability of insurance coverage may result in us bearing substantial costs for uninsured losses that could have a material adverse effect on our financial position, results of operations or cash flows. Even in cases where we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows, and, if litigation with the insurance carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations or cash flows.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 50% of our approximately 38,000 employees are covered by a total of nine collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in April 2014, June 2014 and July 2017. Ingalls has six collective bargaining agreements covering represented employees, five of which cover Pascagoula and Gulfport employees and one of which covers Avondale employees. The five Pascagoula/Gulfport collective bargaining agreements expire in March 2015. The Avondale collective bargaining agreement was indefinitely extended upon its last expiration.

Collective bargaining agreements generally expire after three to five years, and we must negotiate successor agreements as each of our collective bargaining agreements expires. While we believe we maintain good relationships with our represented workers, it is possible that we may experience difficulties with renegotiating expiring collective bargaining agreements. We have, in the past, experienced work stoppages, strikes and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, we could incur additional expenses or work delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

Significant changes in key estimates and assumptions, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could affect our earnings, equity and contributions to our pension and retiree health care plans in future periods.

Our pension and retiree health care costs are dependent on significant judgment in the use of various estimates and assumptions, particularly with respect to the discount rate and expected long-term rates of return on plan assets. Changes to these estimates and assumptions could have a material adverse effect on our financial position, results of operations or cash flows. Differences between actual investment returns and our assumed long-term returns on assets will result in changes in future pension expense and the funded status of our plans, and could increase future funding of the plans.

Timing differences exist between the accrual of pension costs under accounting principles generally accepted in the United States of America ("GAAP"), pension funding requirements and the recovery of pension costs that are allowable under our government contracts. Such timing differences could have a material adverse effect on our financial position, results of operations or cash flows. On December 27, 2011, the U.S. Cost Accounting Standards ("CAS") Board issued its final CAS Harmonization Rule. The new rule impacts pension costs on contracts beginning in 2013 and is effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Although we believe that contractors are entitled to an equitable adjustment on CAS-covered contracts awarded prior to the February 27, 2012 effective date, the application of this rule could have a material adverse effect on our financial position, results of operations or cash flows if we are unable to successfully recover such equitable adjustment.

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

The nature of shipbuilding operations requires the use of hazardous materials. Our shipyards also generate significant quantities of wastewater, which we treat before discharging pursuant to various permits. To handle these materials, our shipyards have an extensive network of aboveground and underground storage tanks, some of which have leaked and required remediation in the past. In addition, handling of these materials sometimes results in spills in our shipyards and occasionally in adjacent rivers and waterways where we operate. Our shipyards maintain extensive waste handling programs that we periodically modify, consistent with changes in applicable laws and regulations. See Environmental, Health and Safety in Item 1.

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

Environmental laws and regulations also impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or to decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur, costs to comply with federal and state environmental laws and regulations related to the cleanup of pollutants previously released into the environment. In addition, if we are found to be in violation of the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the "Excluded Parties List" maintained by the General Services Administration, which would continue until the EPA concluded that the cause of the violation was cured. Facilities on the "Excluded Parties List" are prohibited from working on any U.S. Government contract.

The adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover related costs under our government contracts or the financial insolvency of other responsible parties could cause us to incur costs that could have a material adverse effect on our financial position, results of operations or cash flows.

We are winding down military shipbuilding at our Louisiana facilities, which we anticipate will be completed in 2014. Our wind down of operations at these facilities may result in environmental costs, the amount of which we cannot currently estimate. Such costs could be significant and could have a material adverse effect on our financial position, results of operations or cash flows.

Market volatility and adverse capital or credit market conditions may affect our ability to access cost-effective sources of funding and may expose us to risks associated with the financial viability of suppliers and the ability of counterparties to perform on financial instruments.

The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers. We sometimes access these markets to support certain business activities, including acquisitions and capital expansion projects, obtaining credit support for our workers' compensation self-insurance program, refinancing existing indebtedness, and arranging for letters of credit. Depending on the condition of the capital or credit markets existing at the time, we may be unable in the future to obtain capital market financing or bank financing on favorable terms, or at all, which could have a material adverse effect on our financial position, results of operations or cash flows.

Tightening credit markets could also adversely affect our suppliers' ability to obtain financing. Delays in suppliers' ability to obtain financing, or the unavailability of financing, could negatively affect their ability to perform their contracts with us and cause our inability to meet our contract obligations. The inability of our suppliers to obtain financing could also result in the need for us to transition to alternate suppliers, which could result in significant incremental costs and delays.

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

Our compliance program includes detailed compliance plans and extensive compliance controls, policies and procedures designed to prevent and detect reckless or criminal acts committed by employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, security clearance breaches, cost accounting and billing, competition and data privacy. We may not, however, prevent all such reckless or criminal acts committed by our employees, agents or business partners. Any improper actions could subject us to civil and criminal investigations and monetary and non-monetary penalties, including suspension or debarment from contracting with the U.S. Government, which could have a material adverse effect on our reputation, financial position, results of operations or cash flows.

In January 2013, we disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that we had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts. We conducted an internal investigation, led by external counsel, and have taken remedial actions, including the termination of employees in instances where we believed grounds for termination existed. We are providing information regarding our investigation to the relevant government agencies. We agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from our internal investigation. The U.S. Navy has reduced its portion of the withhold from $18.2 million to $9.4 million, while expressing its view that the gross amount of potential mischarging may be $5.1 million. The U.S. Coast Guard informed us that it would be premature for the Coast Guard to reduce its $5.8 million portion of the withhold. Based on the results of our internal investigation, we estimate that the maximum amount of the mischarging is approximately $4 million. We are in discussions with our U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but we cannot predict whether these customers will agree to a lower withhold amount. Depending upon the U.S. Government's assessment of the matters under investigation, we could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although we do not currently believe that this matter will have a material effect on our financial condition, results of operations or cash flows, we cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

Our business could be negatively impacted by security threats, including cyber security threats, and related disruptions.

As a defense contractor, we rely on our information technology infrastructure to process, transmit and store electronic information, including classified and other sensitive information of the U.S. Government. While we maintain stringent information security policies and protocols, we face cyber security and other security threats to our information technology infrastructure, including threats to our and the U.S. Government's proprietary and classified information. We face unauthorized and unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from groups of hackers, and we could also face attempts to gain physical access to classified and other sensitive information located at our facilities. Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches of our information technology infrastructure or physical facilities or other disruptions could expose us to reputational damage, potential liability or the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, which could have a material adverse effect on our operations, financial position, results of operations or cash flows.

Our nuclear operations subject us to various environmental, regulatory, financial and other risks.

The design, construction, refueling and overhaul, repair and inactivation of nuclear-powered aircraft carriers and nuclear-powered submarines, our nuclear facilities used to support such activities and our other nuclear operations at DoE sites and commercial nuclear power plants subject us to various risks, including:

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

Failure to properly handle nuclear materials could pose a health risk to humans or wildlife and could cause personal injury and property damage, including environmental contamination. If a nuclear accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by us and emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions we might take in response to an accident could result in significant costs.

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

Subject to certain requirements and limitations, our contracts with the U.S. Navy and DoE generally provide for indemnity by the U.S. Government for costs arising out of or resulting from our nuclear operations. We may not, however, be indemnified for all liabilities that we may incur in connection with our nuclear operations. To mitigate risks related to our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators and our own limited insurance for losses in excess of the coverage of facility operators. Such insurance, however, may not be sufficient to cover our costs in the event of an accident or business interruption relating to our commercial nuclear operations, which could have a material adverse effect on our financial position, results of operations or cash flows.

Changes in future business conditions could cause business investments, recorded goodwill and/or purchased intangible assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

As part of our business strategy, we acquire non-controlling and controlling interests in businesses. Acquisitions and investments are made following careful analysis and due diligence processes designed to achieve a desired return or strategic objective. Business acquisitions generally involve estimates, assumptions and judgments in determining acquisition prices, which prices must be allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our analyses, due diligence processes and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates. In such events, we may be required to write down our carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of our common equity can result in goodwill and/or purchased intangible asset impairment charges.

As of December 31, 2013, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 14% and 8%, respectively, of our recorded total assets. We evaluate goodwill values for impairment annually on November 30, or when evidence of potential impairment exists. We evaluate purchased intangibles when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangibles. Adverse equity market conditions that result in a decline in market multiples and our common stock price can also result in an impairment of goodwill and/or other intangible assets.

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

We are subject to income taxes in the United States. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, timing differences in the recognition of contract income for financial statement purposes and for income tax purposes can cause uncertainty with respect to the timing of income tax payments, which can have a significant impact on cash flow in a particular period. Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, the final results of any tax audits or related litigation could be materially different from our related historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures can also impact our tax liabilities and affect our income tax expense, profitability and cash flow.

As of December 31, 2013, the estimated value of our uncertain tax positions was a potential liability of $14 million, which includes accrued interest and penalties. If our positions are sustained by the taxing authority in our favor, the reversal of the liability would reduce our income tax provision and cost of sales and service revenues. Such tax positions may not, however, be sustained in our favor.

We conduct a portion of our operations through joint ventures and strategic alliances. We may have limited control over such arrangements and have returns that are not proportional to the risks and resources we contribute.

We conduct some of our operations through joint ventures with business partners. In any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to reach agreement on major issues. We and our joint venture partners may, in certain instances, fail to reach agreement on significant decisions on a timely basis, or at all. We also cannot control the actions of our joint venture partners, including any non-performance, default by or bankruptcy of our joint venture partners, and we typically share liability or have joint and/or several liability with our joint venture partners for joint venture matters. Any of these factors could potentially have a material adverse effect on our joint venture operations and the profitability of our joint ventures.

In joint ventures in which we hold a minority interest, we have limited control over many decisions relating to joint venture projects and internal controls relating to such projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that apply to us. As a result, internal control issues may arise that could have a material adverse effect on the joint venture. In addition, in order to establish or preserve relationships with our joint venture partners, we may agree to assume risks and contribute resources that are proportionately greater than the returns we expect to receive in the related joint venture. Such agreements may reduce our income and returns on these investments compared to what we would have received if our assumed risks and contributed resources were proportionate to our returns.

Strategic acquisitions and investments we expect to pursue involve risks and uncertainties.

In pursuing our business strategies, we review, evaluate and consider potential acquisitions and investments. In evaluating such transactions, we have to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and costs of potential liabilities. In addition, acquisitions and investments involve other risks and uncertainties, including the difficulty of integrating newly-acquired businesses, challenges in achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of management attention and resources from our existing operations and other initiatives, the potential impairment of acquired assets and the potential loss of key employees of acquired businesses. If we fail to manage acquisitions, investments and other strategic transactions successfully, our financial results, business and future prospects could be harmed.

We are subject to various claims and litigation that could ultimately be resolved against us, requiring material future cash payments and/or future material charges against our operating income, materially impairing our financial position.

The size, type and complexity of our business make it highly susceptible to claims and litigation. We are currently, and may in the future become, subject to various claims and litigation, including environmental claims, which, if not resolved for amounts within accrued reserves, could have a material adverse effect on our financial position, results of operations or cash flows. Claims and litigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. The following paragraphs describe pending claims and litigation that, if determined adversely for amounts that exceed accrued reserves, could have a material adverse effect on our financial position, results of operations or cash flows:

We and our predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, in which former and current employees and various third parties allege exposure to asbestos-containing materials while on, or associated with, our premises or while working on vessels constructed or repaired by us. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos-related conditions. In some cases, several of our former executive officers are also named as defendants. Although we believe the ultimate resolution of these cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and cannot, therefore, give any assurances regarding the ultimate outcome of asbestos-related litigation.

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

In July 2012, the District Court entered an order permitting us to disclose certain information not included in the redacted copy of the Complaint we received, including the date the Complaint was filed, the decision of the U.S. Department of Justice to decline intervention in the case and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. On December 8, 2011, the Department of Justice filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. On February 28, 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. We have filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters are stayed pending resolution of the motion to dismiss.

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

We own or have the right to use certain patents, trademarks, copyrights and other forms of intellectual property. The U.S. Government has rights to use certain intellectual property we develop in performance of government contracts, and it may authorize others to use such intellectual property. Our intellectual property is subject to challenge, invalidation, misappropriation or circumvention by third parties.

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

In the event our intellectual property rights are infringed, we may not have adequate legal remedies to maintain our rights in our intellectual property. Litigation to determine the scope of our rights, even if successful, could be costly and a diversion of management's attention from other aspects of our business. In addition, trade secrets may otherwise become known or be independently developed by competitors.

We have the right to use certain intellectual property licensed to us by third parties. In instances where third parties have licensed to us the right to use their intellectual property, we may be unable in the future to secure the necessary licenses to use such intellectual property on commercially reasonable terms.

Our debt exposes us to certain risks.

As of December 31, 2013, we had $1,779 million of debt and $650 million of additional borrowing and letter of credit capacity under our credit facility ("Credit Facility"). Our current level of debt could have important consequences, including:

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

In addition, the indenture governing our senior notes and the terms of our Credit Facility limit the amount of our capital expenditures and require us to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio, among others. These covenants may restrict our financial flexibility, limit our strategic initiatives, restrict our ability to grow or limit our ability to respond to competitive changes. These covenants limit how we may conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. These covenants may, therefore, limit our ability to successfully execute our business strategy and operate our business.

Our spin-off from Northrop Grumman exposes us to potential liabilities, including U.S. federal income tax liabilities.

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

Our dividend policy is established by our board of directors based upon our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our board of directors considers relevant. The terms of the agreements governing our existing debt limit the amount of dividends we may pay, and debt that we may incur in the future may limit or prohibit payments of dividends. In addition, the amount of our existing and any additional future debt may limit our ability to pay dividends. If we cannot generate sufficient cash flow from operations to meet our debt payment obligations, then our ability to pay dividends, even if declared by our board of directors, may be impaired. There can be no assurance that we will continue to pay a dividend on our common stock.

Anti-takeover provisions in our organizational documents and Delaware law, as well as regulatory requirements, could delay or prevent a change in control.

Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws may delay or prevent a merger or acquisition that a stockholder may consider favorable. For example, our Restated Certificate of Incorporation and Restated Bylaws provide for a classified board of directors, require advance notice for stockholder proposals and director nominations, place limitations on convening stockholder meetings and authorize our board of directors to issue one or more series of preferred stock. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Delaware law also imposes restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

Our nuclear shipbuilding operations are considered vitally important to the U.S. Navy. Consequently, the U.S. Navy has required us to include in our contracts with the Navy provisions regarding notice and approval rights in the event of change of control of our nuclear shipbuilding operations and regarding the Navy's obligations to indemnify us for losses relating to our nuclear work for the Navy.  Such provisions require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and obtain the Navy's consent for transferring certain related licenses to facilitate the Navy's ability to ensure that a potential buyer would continue to conduct our operations in a satisfactory manner. We have included such provisions in solicitations for future U.S. Navy nuclear work, and we expect them to be included in future contracts with the Navy for nuclear work.

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

ITEM 2. PROPERTIES

Our principal properties are located in San Diego, California; Avondale (New Orleans), Louisiana; Gulfport and Pascagoula, Mississippi; Hampton, Newport News, Suffolk and Virginia Beach, Virginia; and Washington, D.C.

Ingalls - The properties comprising our Ingalls operations are located in Pascagoula and Gulfport, Mississippi, and Avondale, Louisiana. We also have a facility in Waggaman, Louisiana, but we ceased significant operations there in 2011. Our CMSD facilities in San Diego, California, and our AMSEC facilities in Virginia Beach, Virginia, were part of our Ingalls operations until January 1, 2014, when they became part of our Newport News operating segment.

Our Pascagoula shipyard is a primary builder of major surface warships for the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to be developing and building six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 53 years of the lease and beyond.

Our Gulfport Composite Center of Excellence in Gulfport, Mississippi, sits on approximately 120 acres and focuses on composite research and engineering. The facility is currently building the DDG-1001 Michael Monsoor composite deckhouse and LPD composite masts. In September 2013, we announced the closing of our Gulfport facility, which we intend to complete by the end of the second quarter of 2014.

Our Avondale shipyard is located on approximately 268 acres on the banks of the Mississippi River, approximately 12 miles upriver from downtown New Orleans. Approximately 20% of the Avondale shipyard is leased from several third parties. The leases have varying expiration dates and typically contain renewal rights. The Avondale shipyard site has the capacity to manufacture large amphibious assault and military and commercial transport vessels, and includes three outfitting docks totaling more than 6,000 linear feet. In addition to the shipyard, the Avondale facilities include the Maritime Technology Center of Excellence. We intend to wind down military shipbuilding at Avondale in 2014 and consolidate all such activities in our Pascagoula shipyard. We are exploring alternative uses for our Avondale facility.

Newport News - The properties comprising our Newport News operating segment are located in Newport News, Virginia.

Our facilities in Newport News, Virginia, are located on approximately 550 acres that we own near the mouth of the James River, which adjoins the Chesapeake Bay, the premier deep-water harbor on the east coast of the United States. Our Newport News shipyard is one of the largest in the United States. It is the sole designer, builder and refueler of nuclear-powered aircraft carriers and one of only two shipyards capable of designing and building nuclear-powered submarines for the U.S. Navy. The shipyard also provides services for naval and commercial vessels.

Our Newport News shipyard includes seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, module outfitting facilities and various other shops. It also has a variety of other facilities, including an 18-acre all-weather steel fabrication shop, accessible by both rail and transporter, module outfitting facilities that enable us to assemble a ship's basic structural modules indoors and on land, machine shops totaling 300,000 square feet, and an apprentice school, which provides a four-year accredited apprenticeship program to train shipbuilders.

Our CMSD facilities in San Diego, California, and our AMSEC facilities in Virginia Beach, Virginia, became part of our Newport News operating segment on January 1, 2014, and provide fleet support services.

We believe that substantially all of our plants and equipment are, in general, well maintained and in good operating condition. We believe they are adequate for present needs and, as supplemented by planned construction, are expected to remain adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of our Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or a division or subdivision. Any suspension or debarment would likely have a material effect on us because of our reliance on government contracts.

In January 2013, we disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that we had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts. We conducted an internal investigation, led by external counsel, and have taken remedial actions, including the termination of employees in instances where we believed grounds for termination existed. We are providing information regarding our investigation to the relevant government agencies. We agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from our internal investigation. The U.S. Navy has reduced its portion of the withhold from $18.2 million to $9.4 million, while expressing its view that the gross amount of potential mischarging may be $5.1 million. The U.S. Coast Guard informed us that it would be premature for the Coast Guard to reduce its $5.8 million portion of the withhold. Based on the results of our internal investigation, we estimate that the maximum amount of the mischarging is approximately $4 million. We are in discussions with our U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but we cannot predict whether these customers will agree to a lower withhold amount. Depending upon the U.S. Government's assessment of the matters under investigation, we could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although we do not currently believe that this matter will have a material effect on our financial condition, results of operations or cash flows, we cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

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

In 2013, we resolved litigation against an insurance provider, Factory Mutual Insurance Company ("FM Global"), arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. In January 2011, we, through a predecessor-in-interest, filed suit in Superior Court in California against Aon Risk Insurance Services West, Inc. ("Aon"), which acted as broker to our predecessor-in-interest in connection with the insurance policy with FM Global, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as declaratory relief. Those damages include over $200 million in damages unrecovered from FM Global plus costs, legal fees and expenses incurred in the lawsuit against FM Global, as well as interest. In January 2014, we amended our complaint to allege fraud and seek punitive damages. No assurances can be provided as to the ultimate outcome of the matter. If, however, the claims are successful, the potential impact to our consolidated financial position, results of operations and cash flows would be favorable.

In January 2011, the U.S. Department of Justice ("DoJ") first informed us, through Northrop Grumman, of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint we received alleges that, through largely unspecified fraudulent means, Northrop Grumman and we obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Hurricane Katrina and for which Northrop Grumman and we were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys' fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. On December 8, 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. On February 28, 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. We have filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters are stayed pending resolution of the motion to dismiss.

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

We and our predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, in which former and current employees and various third parties allege exposure to asbestos-containing materials while on, or associated with, our premises or while working on vessels constructed or repaired by us. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos-related conditions. In some cases, several of our former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to us for our liability and that of our former executive officers. Although we believe the ultimate resolution of these cases will not have a material effect on our consolidated financial position, results of operations or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 21, 2014, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	54	President and Chief Executive Officer
Jerri F. Dickseski	51	Corporate Vice President, Communications
Irwin F. Edenzon	60	Corporate Vice President and President, Ingalls Shipbuilding
William R. Ermatinger	50	Corporate Vice President and Chief Human Resources Officer
Douglass L. Fontaine II	52	Corporate Vice President, Controller and Chief Accounting Officer
Bruce N. Hawthorne	64	Corporate Vice President, General Counsel and Secretary
Christopher D. Kastner	50	Corporate Vice President and General Manager, Corporate Development
Matthew J. Mulherin	54	Corporate Vice President and President, Newport News Shipbuilding
Barbara A. Niland	55	Corporate Vice President, Business Management and Chief Financial Officer
Mitchell B. Waldman	53	Corporate Vice President, Government and Customer Relations
D. R. Wyatt	55	Corporate Vice President and Treasurer

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
Irwin F. Edenzon, Corporate Vice President and President, Ingalls Shipbuilding - Mr. Edenzon has been our Corporate Vice President and President, Ingalls Shipbuilding since 2011. From 2008 until he assumed his current position, Mr. Edenzon was Sector Vice President and General Manager, Gulf Coast for NGSB. Since Mr. Edenzon joined Newport News Shipbuilding and Dry Dock Company in 1997, his responsibilities have included overseeing Newport News' Technical Engineering Division, Advanced Programs and Internal Research, as well as serving as Vice President for Business and Technology Development, and Vice President for Technology Development and Fleet Support of Northrop Grumman Newport News. Mr. Edenzon holds a B.S. in Criminal Justice, magna cum laude, from Rutgers University and an M.B.A. from Florida Atlantic University. Mr. Edenzon will step down as President of Ingalls Shipbuilding effective April 1, 2014 and will retire from the company on December 1, 2014.
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

D. R. Wyatt, Corporate Vice President and Treasurer - Mr. Wyatt has been our Corporate Vice President and Treasurer since the spin-off. Prior to that, he had been Director of Business Management at NGSB where he was responsible for aircraft carriers, carrier fleet support and energy business. Prior to his appointment as Director of Business Management, Mr. Wyatt served as Treasurer of Newport News Shipbuilding Inc., Assistant Treasurer and Manager of Finance, and has held various positions in the financial area, including cost estimating, cost control, accounting, financial analysis, and government accounting. He has extensive Treasury experience, including responsibility for corporate finance, cash management, risk management and all financings, capital structure, capital market interface, rating agency relationships, cash and financial forecasting, working capital management, short term investments, pension asset management, and insurance and loss control. Mr. Wyatt holds a B.S. in Economics from Hampden-Sydney College and an M.B.A. from Old Dominion University.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2013		2012
	High	Low	High	Low
January through March	$54.08	$43.17	$40.46	$31.80
April through June	$57.64	$50.11	$40.33	$35.84
July through September	$69.49	$56.60	$42.27	$38.17
October through December	$90.01	$67.31	$44.96	$39.87

Stockholders

The approximate number of common stockholders was 21,901 as of February 21, 2014.

Dividends

Quarterly cash dividends per common share for the most recent two years are as follows:

	2013	2012
January through March	$0.10	$—
April through June	$0.10	$—
July through September	$0.10	$—
October through December	$0.20	$0.10

The terms of the Credit Facility and senior notes limit our ability to pay dividends. See Note 14: Debt in Item 8.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on April 30,2014, in Newport News, Virginia.

Stock Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in our common stock on March 22, 2011, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Index.

(1)	The cumulative total return assumes reinvestment of dividends.

(2)	The total return is weighted according to market capitalization of each company at the beginning of each year.

(3)	Our common stock first began trading on the New York Stock Exchange on March 22, 2011.

(4)
The S&P Aerospace & Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Honeywell International Inc., L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., Textron, Inc. and United Technologies Corporation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 31, 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015, as part of a balanced cash deployment strategy. On October 30, 2013, our board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program to October 31, 2017. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2013 through October 31, 2013	105,119	$67.72	105,119	$236.2
November 1, 2013 through November 30, 2013	244,936	80.35	244,936	216.5
December 1, 2013 through December 31, 2013	453,070	81.43	453,070	179.6
Total	803,125	$79.31	803,125	$179.6

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 19: Stock Compensation Plans in Item 8 and Equity Compensation Plan Information in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data. The table should be read in conjunction with Item 7 and Item 8 of this Report.

	Year Ended December 31
($ in millions, except per share amounts)	2013	2012	2011	2010	2009
Sales and service revenues	$6,820	$6,708	$6,575	$6,723	$6,292
Goodwill impairment	—	—	290	—	—
Operating income (loss)	512	358	100	241	203
Net earnings (loss)	261	146	(100)	131	119
Total assets	6,225	6,392	6,069	5,270	5,097
Long-term debt (1)	1,700	1,779	1,830	105	283
Total long-term obligations	3,312	4,341	3,838	1,637	1,708
Free cash flow (2)	97	170	331	168	(269)
Dividends declared per share	$0.50	$0.10	$—	$—	$—
Basic earnings (loss) per share (3)	$5.25	$2.96	$(2.05)	$2.68	$2.44
Diluted earnings (loss) per share (3)	$5.18	$2.91	$(2.05)	$2.68	$2.44

(1) Long-term debt does not include amounts payable to our former parent as of and before December 31, 2010, as these amounts were due upon demand and included in current liabilities.
(2) Free cash flow is a non-GAAP financial measure and represents cash from operating activities less capital expenditures. See Liquidity and Capital Resources in Item 7 for more information on this measure.
(3) On March 30, 2011, the record date of the stock distribution associated with the spin-off from Northrop Grumman, approximately 48.8 million shares of $0.01 par value HII common stock were distributed to Northrop Grumman stockholders. This share amount was utilized for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011, and all prior periods, as no common stock of the Company existed prior to

March 30, 2011, and the impact of dilutive securities in the three month period ended March 31, 2011, was not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

For more than a century, we have designed, built, overhauled and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. HII is organized into two operating segments, Ingalls and Newport News, which represent our reportable segments. Through our Ingalls segment, we are the builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. We are one of the nation's leading full-service providers for the design, engineering, construction and life cycle support of major surface ship programs for the U.S. Navy. We conduct substantially all of our business with the U.S. Government, principally the DoD. As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs.

The following discussion should be read along with the audited consolidated financial statements included in this Annual Report on Form 10-K.

Business Environment

In August 2011, the Budget Control Act reduced the DoD top line budget by $487 billion from fiscal year 2012 through 2021. Additionally, because Congress did not identify savings to reduce the U.S. deficit by up to $1.2 trillion prior to March 1, 2013, budgetary sequestration was implemented under the BCA. Sequestration requires an additional reduction from fiscal year 2012 through 2021 of $500 billion for defense spending and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard. On December 26, 2013, the President signed into law the Bipartisan Budget Act, which provided $63 billion in sequestration relief over two years, split evenly between defense and non-defense programs, and set overall discretionary spending at $1.012 trillion for fiscal year 2014 and $1.013 trillion for fiscal year 2015. Sequestration remains in effect under the BCA for fiscal years 2016 through 2021. Significant uncertainty exists regarding the specific effects of sequestration in 2016 and beyond, and the resulting funding reductions could have material consequences for our business, employee base, facilities and suppliers.

U.S. Government operations, including appropriations for DoD and Department of Homeland Security ("Homeland Security") programs, were funded for the balance of fiscal year 2014 under the Consolidated Appropriations Act for Fiscal Year 2014. The FY 2014 Act specifically provided funding for the advance construction of CVN-79 John F. Kennedy, construction of two SSN-774 Virginia-class submarines, continuation of the CVN-72 USS Abraham Lincoln RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, and cost to complete for LHA-6 America. The FY 2014 Act also fully funded construction of NSC-7 Kimball, and provided funding for NSC-8 Midgett long-lead-time material. The Fiscal Year 2015 President's Budget Request is expected to be delivered to Congress in March 2014.

Defense Industry Overview

The United States faces a complex, uncertain and rapidly changing national security environment. The defense of the United States and its allies requires the ability to respond to constantly evolving threats, terrorist acts, regional conflicts and cyber attacks, responses to which are increasingly dependent on early threat identification. National responses to such threats can require unilateral or cooperative initiatives that include dissuasion, deterrence, active defense, security and stability operations, and peacekeeping. We believe the U.S. Government will continue to place a high priority on the protection of its engaged forces and citizenry and on minimizing collateral damage when force must be applied in pursuit of national objectives.

The United States' engagement in combating terrorism around the world, coupled with the need to modernize U.S. military forces, has driven DoD funding levels since 2001. In February 2010, the DoD released its Report of the Quadrennial Defense Review ("QDR"), a legislatively-mandated review of military strategy and priorities that shapes defense funding over the ensuing four years. The QDR emphasized four key strategic priorities: prevailing in today's wars, preventing and deterring conflict, preparing to defeat adversaries in a wide range of contingencies, and preserving and enhancing the All-Volunteer Force. The DoD is currently conducting the 2014 QDR, and the results are expected to be released concurrent with submission of the Fiscal Year 2015 President's Budget Request to the Congress.

We expect that the nation's engagement in a multi-front, multi-decade struggle will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its capabilities, while facing additional major budget cuts that began in 2013. While the Bipartisan Budget Act established new budget caps and provided sequestration relief for fiscal years 2014 and 2015 defense and non-defense discretionary programs, the Administration continues to consider how sequestration could impact programs for 2016 and beyond, and the outcome of that assessment could have a significant impact on future defense spending plans.

In May 2013, the U.S. Navy released its 2014 Long Range Plan. The 2014 Long Range Plan anticipates a fleet of 306 ships comprised of 12 ballistic missile submarines, 11 nuclear-powered aircraft carriers, 48 nuclear-powered attack submarines, 88 large multi-mission surface combatants, 52 small multi-role surface combatants, 33 amphibious landing ships, 29 combat logistics force ships, and 33 support vessels. The 2014 Long Range Plan also notes that the four SSGN currently in service will retire in the mid-2020s, and the U.S. Navy is exploring the possibility of inserting a quad-pack of large diameter payload tubes in Block V SSN-774 Virginia-class submarines to offset the loss of the SSGN strike capability. The 2014 Long Range Plan also acknowledges that the DoD will encounter several challenges in executing the plan, particularly with regard to funding new submarines to replace the Ohio-class nuclear ballistic submarines. Significant reductions in the number of ships procured by the U.S. Navy would have a material adverse effect on our financial position, results of operations or cash flows.

It is anticipated that the U.S. Navy will submit a shipbuilding plan to Congress, concurrent with the Fiscal Year 2015 President's Budget Request, which will provide additional details regarding the force structure of 306 ships.

The shipbuilding defense industry, as characterized by its competitors, customers, suppliers, potential entrants and substitutes, is unique in many ways. It is heavily capital and skilled labor intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by a supplier base that has trended toward exclusive providers. Smaller shipyards, however, have entered the market to build the U.S. Navy's new LCS. The U.S. Navy must compete with other national priorities, including other defense activities and entitlement programs, for a share of federal budget funding.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 98%, 98% and 99% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 2%, 2% and 1% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively, were generated from firm fixed-price arrangements.

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

For the years ended December 31, 2013, 2012 and 2011, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Year Ended December 31
($ in millions)	2013	2012	2011
Gross favorable adjustments	$220	$194	$188
Gross unfavorable adjustments	(107)	(132)	(134)
Net adjustments	$113	$62	$54

For the year ended December 31, 2013, favorable cumulative catch-up adjustments were primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, risk retirement on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, and risk retirement on the Legend-class NSC program. For the same period, unfavorable cumulative catch-up adjustments were primarily related to the closing of our Gulfport facility, costs and delays on

LHA-6 America associated with the remediation of mechanical issues identified during testing, as well as unfavorable performance on LPD-25 Somerset, including costs and delays associated with repairing damages caused by underwater debris during preparation for sea trials.

For the year ended December 31, 2012, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA, as well as the receipt of $7 million in resolution of a contract dispute with a private party. For the same period, unfavorable cumulative catch-up adjustments were primarily related to higher than expected costs to complete LPD-24 USS Arlington, as well as increased workers' compensation expense driven by discount rates.

For the year ended December 31, 2011, favorable cumulative catch-up adjustments were primarily the result of risk retirement on the SSN-774 Virginia-class submarine program and LPD-23 Anchorage. Unfavorable cumulative catch-up adjustments in 2011 were primarily related to lower performance on LPD-22 USS San Diego and LPD-24 USS Arlington.

Cost Estimation - The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of our engineers, program managers and financial professionals. Factors we consider in estimating the work to be completed and ultimate contract recovery include the availability, productivity and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. A significant change in an estimate on one or more contracts in a period could have a material effect on our consolidated financial position or results of operations for that period, and, where such changes occur, separate disclosure is made of the nature, underlying conditions and financial impact of the change. We update our contract cost estimates at least annually and more frequently as determined by events or circumstances. We review and assess our cost and revenue estimates for each significant contract on a quarterly basis.

We record a provision for the entire loss on a contract in the period the loss is determined when estimates of total costs to be incurred on the contract exceed estimates of total revenues to be earned. We offset loss provisions first against costs that are included in unbilled accounts receivable or inventoried costs, with any remaining amount reflected in other current liabilities.

Other Considerations - Defined benefit pension and other postretirement plan ("retirement related benefit plans") benefit costs are allocated to our contracts as allowed costs based upon CAS. The CAS requirements for retirement related benefit plans costs differ from the Financial Accounting Standards ("FAS") requirements. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense recoverable under our expected future contract activity, and therefore did not defer any FAS expense for retirement related benefit plans. Therefore the difference between FAS and CAS is recorded as period income or expense within general administrative expenses. This resulted in a FAS expense in excess of CAS cost of $61 million, $80 million, and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase Accounting and Goodwill
Overview - Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill at both December 31, 2013 and 2012, was $881 million.

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
November 30, 2013 Impairment Test - We performed our annual goodwill impairment testing as of November 30, 2013, and determined that the estimated fair value of each of our reporting units significantly exceeded its corresponding carrying value.

Litigation, Commitments and Contingencies

Overview - We are subject to a range of claims, lawsuits, environmental and income tax matters and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and the experience of management and our internal and external legal counsel. In accordance with our practices relating to accounting for contingencies, we record amounts as charges to earnings when we determine, after taking into consideration the facts and circumstances of each matter, including any settlement offers, that it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known.

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

Asset Retirement Obligations - We record all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. Recorded amounts as of both December 31, 2013 and 2012, were $25 million, and consist primarily of obligations associated with the wind down of military shipbuilding operations at our Avondale facility. See Note 2: Summary of Significant Accounting Policies in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2013, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of these facilities may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and these obligations have, therefore, not been included in our consolidated financial statements.

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

Uncertain Tax Positions - Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. We recognize the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties and accrued interest related to uncertain tax positions are recognized as a component of income tax expense. See Note 13: Income Taxes in Item 8. Changes in accruals associated with uncertain tax positions are recorded in earnings in the period they are determined.

Retirement Related Plans

We recognize, on a plan-by-plan basis, the funded status of our retirement related plans as an asset or liability on our balance sheet, with corresponding adjustments to after-tax accumulated other comprehensive income, and deferred tax assets or liabilities. The funded status represents the difference between the benefit obligation and the fair value of plan assets. See Note 18: Employee Pension and Other Postretirement Benefits in Item 8.

We calculate our retirement related benefit plan costs under both CAS and FAS. The calculations under CAS and FAS require significant judgment. CAS prescribes the determination, allocation, and recovery of retirement related benefit plan costs on U.S. Government contracts through the pricing of products and services. FAS outlines the methodology used to determine retirement related benefit plan expense or income, as well as the liability, for financial reporting purposes. The CAS requirements for these costs and their calculation methodologies differ from FAS. As a result, while both CAS and FAS use assumptions in their calculation methodologies, each method results in different calculated amounts of retirement related benefit plan costs.

The cash funding requirements for our qualified pension plans are determined under the Employee Retirement Income Security Act of 1974 ("ERISA"), which is primarily based on the year's expected service cost and amortization of other previously unfunded liabilities. Effective January 1, 2011, we were subject to the funding requirements under the Pension Protection Act of 2006 ("PPA"), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year. PPA also introduced a variety of benefit restrictions that apply if a plan falls below different funded percentages, as defined by the Internal Revenue Code. Among various items, we consider both the minimum funding requirements and the funded status of each plan from the perspective of potential benefit restrictions in developing our contribution schedule in a given year, and we may make additional discretionary contributions beyond minimum funding requirements.

During 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") was enacted. MAP-21 includes provisions for potential relief to plan sponsors in the form of higher interest rate assumptions that are used to determine minimum funding requirements. The relief derived from these provisions will be phased out to lower levels over the next few years. We consider the effects of legislation such as MAP-21 in the context of current year and future projected funded status levels in deciding on the level of contributions to make to our plans each year.

We record CAS retirement related benefits cost in the results of our business segments, and we include the FAS expense for these benefits in total operating income under GAAP. Due to the differences between FAS and CAS amounts, we also present the difference between FAS expense and CAS cost, referred to as our FAS/CAS Adjustment, to reconcile segment operating income to total operating income on a consolidated basis under GAAP. Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense is not necessarily indicative of the funding requirements under PPA or the amounts we recover from the U.S. Government under CAS.

When PPA was enacted, it was anticipated that the amounts required to be funded would exceed government contractors' recovery of those costs under CAS. To remedy this cash flow misalignment, on December 27, 2011, the U.S. Cost Accounting Standards Board issued its final CAS Harmonization Rule ("Harmonization"). Harmonization is intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. Harmonization became effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Under Harmonization, only contracts entered into before the effective date qualify for an equitable adjustment. Price proposals for CAS covered contracts awarded on or after the effective date of February 27, 2012, reflect the effects of the rule. Harmonization affects pension costs on contracts, with initial effects beginning in 2013. We expect it will result in increased recoverable CAS pension costs allocable to our contracts, with greater impacts beginning to phase in during 2014.

Assumptions - We account for our retirement related benefit plans on the accrual basis under FAS. The measurements of obligations, costs, assets and liabilities require significant judgment. The key assumptions in these measurements are the interest rate used to discount future benefit payments and the expected long-term rate of return on plan assets.

Discount Rate - The assumed discount rate under FAS is used to determine the current retirement related benefit plan expense and obligations, and represents the hypothetical rate at which the plans' benefit obligations could be effectively settled at the measurement date. Consequently, the discount rate can be volatile from year to year. The discount rate assumption is determined for each plan by constructing a portfolio of high quality bonds with cash flows that match the estimated outflows for future benefit payments to determine a single equivalent discount rate. Benefit payments are not only contingent on the terms of a plan, but also on the underlying participant demographics, including current age and assumed mortality. We use only bonds that are denominated in U.S. Dollars, are rated Aa or better by nationally recognized statistical rating agencies, have a minimum outstanding issue of $100 million as of the measurement date, and are not callable, convertible or index-linked. Since bond yields are generally unavailable beyond 30 years, we assume those rates will remain constant beyond that point.

Taking into consideration the factors noted above, our weighted average discount rate for pensions was 5.27% and 4.24% as of December 31, 2013 and 2012, respectively. Our weighted average discount rate for other postretirement benefits was 5.03% and 4.04% as of December 31, 2013 and 2012, respectively.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, and is based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. While studies are helpful in understanding past and current trends and performance, the assumption is based more on longer term and prospective views to avoid short-term market influences. Historical plan asset performance alone has inherent limitations in predicting future returns. In order to reflect expected lower future market returns, we reduced the expected long-term rate of return assumption from 8.00%, used to record 2012 expense, to 7.50% for 2013. The decrease in the expected return on assets assumption was primarily related to lower asset class returns for long bonds and to a lesser extent for equities. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year. We will continue to use this 7.50% assumption for recording 2014 FAS pension expense. We assess this assumption at least annually.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences from actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants, which is approximately 10 years. In 2013, the actual return on assets was approximately 10.5%, which was higher than the expected return assumption of 7.50%. For the year ended December 31, 2013, the weighted average discount rates for our pension and other postretirement benefit plans increased by 103 and 99 basis points, respectively. These differences in asset returns and discount rates resulted in a combined net actuarial gain of approximately $949 million.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pensions:

($ in millions)	Increase (Decrease) in 2014 Expense	Increase (Decrease) in December 31, 2013 Obligations
25 basis point decrease in discount rate	$19	$174
25 basis point increase in discount rate	(16)	(165)
25 basis point decrease in expected return on assets	11
25 basis point increase in expected return on assets	(11)

A $50 million pension contribution is generally expected to favorably impact the current year expected return on assets by approximately $2 million, depending on the timing of the contribution.

CAS Cost - In addition to providing the methodology for calculating retirement related benefit plan costs, CAS also prescribes the method for assigning those costs to specific periods. While the ultimate liability for such costs under FAS and CAS is similar, the pattern of cost recognition is different. The key drivers of CAS pension cost include the funded status and the method used to calculate CAS reimbursement for each of our plans, as well as our expected long-term rate of return on assets assumption. A plan’s CAS pension cost can only be allocated until the plan is fully funded as defined under the CAS requirements.

Through 2013, CAS required the discount rate to be consistent with the expected long-term rate of return on assets assumption, which changed infrequently given its long-term nature. As a result, short-term changes in bond or other interest rates generally did not impact CAS costs. Under Harmonization the liability used to determine CAS cost is developed by comparing the liability under the previous CAS methodology and assumptions to a liability based on a discount rate derived from yields on high quality bonds. When Harmonization is fully phased in, the greater of the two liabilities will be used for CAS cost calculations. Generally, liabilities based on a discount rate of high quality bonds will be higher than liabilities calculated prior to Harmonization. The four year phase in period commencing in 2014 requires the use of a blend of the pre and post Harmonization liabilities. We expect our allocable CAS costs to increase under Harmonization as the regulation was intended.

Other FAS and CAS Considerations - A key driver of the difference between FAS expense and CAS cost (and consequently the FAS/CAS Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 10 years. Under CAS, net gains and losses were amortized over a 15-year period without regard to a corridor approach. Under Harmonization, the amortization period for CAS changed to 10 years for gains and losses experienced beginning in 2013. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS actual asset gains and losses are systematically spread over five years, subject to certain limitations. For FAS, we do not use this spreading method, and instead use fair value in determining our FAS expenses. Accordingly, FAS expense generally reflects recent gains and losses faster than CAS.

Additionally, CAS cost is only recognized for plans that are not fully funded as defined under CAS. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS cost will change accordingly. We update our estimates of future FAS expense and CAS cost at least annually based on factors such as actual calendar year plan asset returns, actual census data, and other actual and projected experience.

The FAS/CAS Adjustment in 2013 was a net expense of $61 million, compared to a net expense of $80 million in 2012. The favorable change was driven by increased CAS cost, partially offset by increased FAS expense. The increase in FAS expense was due primarily to commencing the amortization in 2013 of the net actuarial losses incurred in 2012, partially offset by the impact of the remeasurement in 2013 of our postretirement benefit plans. The FAS/CAS Adjustment in 2012 was a net expense of $80 million, compared to a net expense of $23 million in 2011. The unfavorable change was driven by an increase in our FAS expense, due primarily to a reduction in the discount rate assumption. Our projection of the 2014 FAS/CAS Adjustment is discussed in Consolidated Operating Results - Operating Income.

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

Accumulated Other Comprehensive Income - We record in accumulated other comprehensive income unrecognized gains and losses, as well as unrecognized prior service costs and credits, arising from our retirement related plans. As disclosed in Note 18: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized losses as of December 31, 2013 and 2012 were $897 million and $1,980 million, respectively. These net deferred losses primarily originated from changes in the discount rate, differences between estimated and expected asset returns, and changes in demographic experience. The decrease in these deferred losses in 2013 was primarily driven by an increase in the discount rates for $833 million, 2013 actual asset returns being $116 million greater than expected, and $134 million of amortization of previously recognized losses.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2013 and 2012 were $(28) million and $48 million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The decrease in unrecognized prior service costs (credits) in 2013 primarily resulted from a favorable other postretirement benefits plan amendment of $145 million, partially offset by an unfavorable pension plan amendment of $66 million, and $3 million of amortization of previously accumulated prior service costs (credits).

The amortization period for qualifying unrecognized prior service costs and credits and unrecognized gains/losses is the estimated remaining service lives of our employees, which is approximately 10 years.

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans, in addition to participating in federally administered second injury workers' compensation funds. We estimate the required liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. During the year ended December 31, 2012, we recorded $34 million in workers' compensation expense due to a lower discount rate of 1.59%. Our workers' compensation liability was discounted at 2.16% and 1.59% as of December 31, 2013 and 2012, respectively, based on future payment streams and a risk-free rate. We estimate a one percent increase or decrease in the discount rate would change our workers' compensation liability by $(50) million and $61 million, respectively. The workers' compensation benefit obligation on an undiscounted basis was $792 million and $719 million as of December 31, 2013 and 2012, respectively.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for information related to accounting standards updates.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Year Ended December 31			2013 over 2012		2012 over 2011
($ in millions)	2013	2012	2011	Dollars	Percent	Dollars	Percent
Sales and service revenues	$6,820	$6,708	$6,575	$112	2%	$133	2%
Cost of product sales and service revenues	5,583	5,629	5,571	(46)	(1)%	58	1%
Income (loss) from operating investments, net	14	18	20	(4)	(22)%	(2)	(10)%
General and administrative expenses	739	739	634	—	—%	105	17%
Goodwill impairment	—	—	290	—	—%	(290)	(100)%
Operating income (loss)	512	358	100	154	43%	258	258%
Interest expense	118	117	104	1	1%	13	13%
Federal and foreign income taxes	133	95	96	38	40%	(1)	(1)%
Net earnings (loss)	$261	$146	$(100)	$115	79%	$246	246%

Operating Performance Assessment and Reporting

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is largely flexibly-priced. Therefore, sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operating performance. Under FAR rules that govern our business, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, as well as operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. This approach is consistent with the long-term life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

Cost of sales for both product sales and service revenues consist of materials, labor and subcontracting costs, as well as an allocation of indirect costs for overhead. We manage the type and amount of costs at the contract level, which is the basis for estimating our total costs at completion of our contracts. Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts are described in our analysis.

Sales and Service Revenues

Sales and service revenues consist of the following:

	Year Ended December 31			2013 over 2012		2012 over 2011
($ in millions)	2013	2012	2011	Dollars	Percent	Dollars	Percent
Product sales	$5,801	$5,755	$5,676	$46	1%	$79	1%
Service revenues	1,019	953	899	66	7%	54	6%
Sales and service revenues	$6,820	$6,708	$6,575	$112	2%	$133	2%

2013 - Product sales in 2013 increased $46 million, or 1%, from 2012. Product sales at our Ingalls segment decreased $80 million in 2013, primarily due to lower volumes in Amphibious Assault Ships, partially offset by higher volumes in the Legend-class NSC program and Surface Combatants. Newport News product sales increased $126 million in 2013, as a result of higher volumes in Aircraft Carriers and Submarines.

Service revenues in 2013 increased $66 million, or 7%, from 2012. Service revenues at our Ingalls segment decreased $7 million in 2013, as lower volumes in Surface Combatants services were partially offset by higher volumes in Fleet Support services. Service revenues at our Newport News segment increased $73 million in 2013, primarily due to higher volumes in Fleet Support and Aircraft Carrier related services.

2012 - Product sales in 2012 increased $79 million, or 1%, from 2011. Product sales at our Ingalls segment decreased by $10 million in 2012, as a result of lower sales volumes in Amphibious Assault Ships, partially offset by higher sales volumes in Surface Combatants and the Legend-class NSC program. Newport News product sales increased by $89 million in 2012, due to higher sales volumes in Aircraft Carrier programs, partially offset by lower sales volumes in Submarine programs.

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

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2013 over 2012		2012 over 2011
($ in millions)	2013	2012	2011	Dollars	Percent	Dollars	Percent
Cost of product sales	$4,695	$4,827	$4,794	$(132)	(3)%	$33	1%
% of product sales	80.9%	83.9%	84.5%	—		—
Cost of service revenues	888	802	777	86	11%	25	3%
% of service revenues	87.1%	84.2%	86.4%	—		—
Income (loss) from operating investments, net	14	18	20	(4)	(22)%	(2)	(10)%
General and administrative expenses	739	739	634	—	—%	105	17%
% of total sales and service revenues	10.8%	11.0%	9.6%	—		—
Goodwill impairment	—	—	290	—	—%	(290)	(100)%
Cost of sales and service revenues	$6,308	$6,350	$6,475	$(42)	(1)%	$(125)	(2)%

Cost of Product Sales

2013 - Cost of product sales in 2013 decreased $132 million, or 3%, as compared to 2012. Cost of product sales at our Ingalls segment decreased $174 million in 2013, primarily due to the impact of hurricane insurance recoveries and lower volumes in Amphibious Assault Ships, partially offset by higher volumes in the Legend-class NSC program and Surface Combatants. Cost of product sales at our Newport News segment increased $42 million in 2013, primarily due to higher volumes in Aircraft Carriers, partially offset by lower costs on the SSN-774 Virginia-class submarine program driven by performance improvement, and the absence in 2013 of the workers' compensation expense adjustment recorded in 2012. Cost of product sales as a percentage of product sales declined from 83.9% in 2012 to 80.9% in 2013, primarily due to the impact of hurricane insurance recoveries, the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as risk retirement on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the absence in 2013 of the workers' compensation expense adjustment recorded in 2012.

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

Cost of Service Revenues

2013 - Cost of service revenues in 2013 increased $86 million, or 11%, as compared to 2012. Cost of service revenues at our Ingalls segment decreased $5 million in 2013 as a result of the lower volumes described above. Cost of service revenues at our Newport News segment increased $91 million in 2013, primarily as a result of the higher volumes described above. Cost of service revenues as a percentage of service revenues increased from 84.2% in 2012 to 87.1% in 2013, primarily due to the favorable resolution in 2012 of outstanding contract changes, as well as normal year-to-year variances in contract mix.

2012 - Cost of service revenues in 2012 increased $25 million, or 3%, as compared to 2011. Cost of service revenues at our Ingalls segment decreased $24 million in 2012, as a result of the lower volumes described above. Cost of service revenues at our Newport News segment increased $49 million in 2012, as a result of the higher volumes described above. Cost of service revenues as a percentage of service revenues declined from 86.4% in 2011 to 84.2% in 2012, primarily due to the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA, as well as normal year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

2013 - Income from operating investments, net decreased $4 million, or 22%, to $14 million in 2013 from $18 million in 2012. The decrease was a result of reduced work funded by the American Reinvestment and Recovery Act at our Savannah River Nuclear Solutions, LLC investment.

2012 - Income from operating investments, net decreased by $2 million, or 10%, to $18 million in 2012 from $20 million in 2011. The decrease was primarily driven by reduced work in 2012 funded by the American Reinvestment and Recovery Act at our Savannah River Nuclear Solutions, LLC investment.

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

2013 - General and administrative expenses remained constant in 2013 compared to 2012. This was primarily the result of favorable variances in deferred state tax expense and the FAS/CAS Adjustment offsetting increases in current state tax expense, legal expenses, and bid and proposal efforts.

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

2013 - We did not record any goodwill impairment charge during 2013.
2012 - We did not record any goodwill impairment charge during 2012. We recorded a net goodwill impairment charge in 2011 of $290 million in our Ingalls segment. See Note 11: Goodwill and Other Purchased Intangible Assets in Item 8.

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

The following table reconciles segment operating income to total operating income:

	Year Ended December 31			2013 over 2012		2012 over 2011
($ in millions)	2013	2012	2011	Dollars	Percent	Dollars	Percent
Segment operating income (loss)	$567	$457	$122	$110	24%	$335	275%
FAS/CAS Adjustment	(61)	(80)	(23)	19	24%	(57)	(248)%
Deferred state income taxes	6	(19)	1	25	132%	(20)	(2,000)%
Total operating income (loss)	$512	$358	$100	$154	43%	$258	258%

Segment Operating Income

2013 - Segment operating income in 2013 was $567 million, as compared to $457 million in 2012. The increase was primarily due to the impact of hurricane insurance recoveries, the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as risk retirement on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the absence in 2013 of the workers' compensation expense adjustment recorded in 2012, partially offset by the impact of closing our Gulfport facility and the favorable resolution in 2012 of outstanding contract changes.

2012 - Segment operating income in 2012 was $457 million, as compared to $122 million in 2011. The increase was primarily the result of the absence in 2012 of the goodwill impairment charge recorded in 2011, improved overall performance at our Ingalls segment and the favorable resolution of outstanding contract changes on the CVN-65 USS Enterprise EDSRA, partially offset by increased workers' compensation expense.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Year Ended December 31			2013 over 2012		2012 over 2011
($ in millions)	2013	2012	2011	Dollars	Percent	Dollars	Percent
FAS expense	$(257)	$(228)	$(167)	$(29)	(13)%	$(61)	(37)%
CAS cost	196	148	144	48	32%	4	3%
FAS/CAS Adjustment	$(61)	$(80)	$(23)	$19	24%	$(57)	(248)%

2013 - The FAS/CAS Adjustment in 2013 was a net expense of $61 million, compared to a net expense of $80 million in 2012. The favorable change was driven by increased CAS cost, partially offset by increased FAS expense. The increase in FAS expense was due primarily to commencing the amortization in 2013 of the net actuarial losses incurred in 2012, partially offset by the impact of the remeasurement in 2013 of our postretirement benefit plans

2012 - The FAS/CAS Adjustment in 2012 was a net expense of $80 million, compared to a net expense of $23 million in 2011. The unfavorable change was driven by an increase in our FAS expense, due primarily to a reduction in the discount rate assumption.

We expect the FAS/CAS Adjustment in 2014 to be a net benefit of approximately $92 million, driven by higher FAS discount rates, the effect of second quarter 2013 amendments to our postretirement health care plans, and the initial 25% phase in of Harmonization. The expected FAS/CAS Adjustment is subject to update during 2014, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with final 2013 asset returns and census data and possibly for any potential amendments to our plans that might be subject to remeasurement during 2014.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

2013 - The deferred state income taxes benefit in 2013 was $6 million, compared to an expense of $19 million in 2012. This change was primarily attributable to the recognition of previously deferred tax losses on contracts, which increased 2012 deferred state tax expense. Deferred state taxes in 2013 were favorably impacted by pension related changes and increases in reserves.

2012 - The deferred state income taxes expense in 2012 was $19 million, compared to a benefit of $1 million in 2011. The increase was primarily due to the timing of contract related income, spin-off related adjustments, and pension related deductions.

Interest Expense

2013 - Interest expense remained relatively constant in 2013 at $118 million, compared to $117 million in 2012.

2012 - Interest expense in 2012 was $117 million, compared to $104 million in 2011. The increase was primarily due to a full year of interest in 2012 on our senior notes and indebtedness under the Credit Facility, partially offset by the elimination of intercompany indebtedness to Northrop Grumman in connection with the spin-off.

Federal Income Taxes

2013 - Our effective tax rate on earnings from continuing operations was 33.8% in 2013, compared to 39.4% in 2012. The 2012 tax rate included the impact of an $8 million unfavorable non-cash tax adjustment arising under the Tax Matters Agreement with Northrop Grumman, which requires indemnification between us and Northrop Grumman for aggregate tax adjustments exceeding a certain threshold for periods prior to the spin-off. See Note 13: Income Taxes in Item 8. Excluding this adjustment, the effective tax rate for 2012 was 36.1%. The decrease in our effective tax rate for 2013 was primarily attributable to an increase in the domestic manufacturing deduction and enactment of the American Taxpayer Relief Act in January 2013, which retroactively extended the research and development tax credit through the end of 2013. Our effective tax rate for 2013 reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011.

2012 - Our effective tax rate on earnings from continuing operations was 39.4% in 2012, compared to 33.6% in 2011, excluding the 2011 non-cash goodwill impairment charge of $290 million, which is non-deductible for income tax purposes. The increase in our effective tax rate for 2012 compared to 2011 was primarily the result of $8 million in non-cash tax adjustments arising under our Tax Matters Agreement with Northrop Grumman, which requires indemnification between us and Northrop Grumman for aggregate tax adjustments exceeding a certain threshold for periods prior to the spin-off. See Note 13: Income Taxes in Item 8. Our effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures, the research and development tax credit and the domestic manufacturing deduction. Our effective tax rate for 2012 does not reflect the income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act, which was signed into law on January 2, 2013, retroactively extends the research and development tax credit through the end of 2013.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News.

	Year Ended December 31			2013 over 2012		2012 over 2011
($ in millions)	2013	2012	2011	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,757	$2,840	$2,885	$(83)	(3)%	$(45)	(2)%
Newport News	4,139	3,940	3,766	199	5%	174	5%
Intersegment eliminations	(76)	(72)	(76)	(4)	(6)%	4	5%
Total sales and service revenues	$6,820	$6,708	$6,575	$112	2%	$133	2%
Operating Income (Loss)
Ingalls	$175	$97	$(220)	$78	80%	$317	144%
Newport News	392	360	342	32	9%	18	5%
Total Segment Operating Income (Loss)	567	457	122	110	24%	335	275%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(61)	(80)	(23)	19	24%	(57)	(248)%
Deferred state income taxes	6	(19)	1	25	132%	(20)	(2,000)%
Total operating income (loss)	$512	$358	$100	$154	43%	$258	258%

KEY SEGMENT FINANCIAL MEASURES

Sales and Service Revenues

Period-to-period revenues reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in reported revenues due to varying production activity levels, delivery rates or service levels on individual contracts. Volume changes will typically carry a corresponding income change based on the margin rate for a particular contract.

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including the FAS/CAS Adjustment and deferred state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to EAC that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Ingalls

	Year Ended December 31			2013 over 2012		2012 over 2011
($ in millions)	2013	2012	2011	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,757	$2,840	$2,885	$(83)	(3)%	$(45)	(2)%
Segment operating income (loss)	175	97	(220)	78	80%	317	144%
As a percentage of segment sales	6.3%	3.4%	(7.6)%

Sales and Service Revenues

2013 - Ingalls revenues, including intersegment sales, decreased $83 million, or 3%, in 2013 compared to 2012, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LPD-24 USS Arlington, LPD-23 USS Anchorage, LHA-6 America, and LPD-25 Somerset, partially offset by higher volumes on LPD-27 Portland and LHA-7 Tripoli. Revenues on the Legend-class NSC program increased primarily due to higher volumes on the construction contracts of NSC-6 Munro and NSC-5 James. Surface Combatants revenues increased due to higher volumes on DDG-117 Paul Ignatius and DDG-113 John Finn, partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

2012 - Ingalls revenues, including intersegment sales, decreased $45 million, or 2%, in 2012 compared to 2011, as a result of lower sales volumes in Amphibious Assault Ships, partially offset by higher sales volumes in the Legend-class NSC program. The decrease in Amphibious Assault Ships revenues was due to lower sales following the deliveries of LPD-23 USS Anchorage and LPD-24 USS Arlington in 2012 and following the delivery of LPD-22 USS San Diego in 2011, partially offset by higher sales volume on LHA-7 Tripoli, LPD-27 Portland, LPD-26 John P. Murtha and LPD-25 Somerset. The increase in revenues on the Legend-class NSC program was the result of higher sales volume on the construction of NSC-4 Hamilton and NSC-5 James and the advance procurement contract on NSC-6 Munro, partially offset by lower sales resulting from the delivery of NSC-3 USCGC Stratton in 2011. Surface Combatants revenues remained stable as higher sales on the DDG-51 Arleigh Burke-class destroyer construction program, driven by higher sales on DDG-114 Ralph Johnson partially offset by lower sales on DDG-110 USS William P. Lawrence delivered in 2011, as well as higher sales on the DDG-1000 Zumwalt-class destroyer program were offset by lower revenues in Surface Combatants support services.

Segment Operating Income

2013 - Ingalls operating income in 2013 was $175 million, compared to income of $97 million in 2012. The increase was primarily due to the impact of hurricane insurance recoveries, risk retirement and higher volumes on the Legend-class NSC program, as well as the absence in 2013 of the workers' compensation expense adjustment recorded in 2012, partially offset by the impact of closing our Gulfport facility.

2012 - Ingalls operating income in 2012 was $97 million, compared to a loss of $220 million in 2011. The increase was primarily due to the absence in 2012 of the goodwill impairment charge recorded in 2011, improved overall performance and the receipt of $7 million in resolution of a contract dispute with a private party, partially offset by increased workers' compensation expense.

Newport News

	Year Ended December 31			2013 over 2012		2012 over 2011
($ in millions)	2013	2012	2011	Dollars	Percent	Dollars	Percent
Sales and service revenues	$4,139	$3,940	$3,766	$199	5%	$174	5%
Segment operating income (loss)	392	360	342	32	9%	18	5%
As a percentage of segment sales	9.5%	9.1%	9.1%

Sales and Service Revenues

2013 - Newport News revenues, including intersegment sales, increased $199 million, or 5%, in 2013 compared to 2012, primarily driven by higher revenues in Aircraft Carriers, Fleet Support services and Submarines. Higher revenues in Aircraft Carriers were primarily due to increased volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, the construction preparation contract for CVN-79 John F. Kennedy and the inactivation contract for CVN-65 USS Enterprise, partially offset by lower volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction and engineering contracts for CVN-78 Gerald R. Ford. Higher revenues in Fleet Support services were primarily the result of volumes associated with repair work on SSN-765 USS Montpelier. Increased Submarines revenues were related to the SSN-774 Virginia-class submarine program, primarily driven by higher volumes on Block III boats and the advance procurement contract on Block IV boats, partially offset by lower volumes on Block II boats following the delivery of SSN-783 USS Minnesota.

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

Segment Operating Income

2013 - Newport News operating income in 2013 was $392 million, compared to income of $360 million in 2012. The increase was primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as risk retirement on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the absence in 2013 of the workers' compensation expense adjustment recorded in 2012, partially offset by the favorable resolution in 2012 of outstanding contract changes on the CVN-65 USS Enterprise EDSRA.

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

BACKLOG

Total backlog as of December 31, 2013, was approximately $18 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,514	$2,624	$9,138	$7,120	$95	$7,215
Newport News	5,316	3,584	8,900	5,637	2,654	8,291
Total backlog	$11,830	$6,208	$18,038	$12,757	$2,749	$15,506

We expect approximately 32% of the $18 billion total backlog as of December 31, 2013, to be converted into sales in 2014. U.S. Government orders comprised substantially all of the backlog as of December 31, 2013 and 2012.

Awards

2013 - The value of new contract awards during the year ended December 31, 2013, was approximately $9.4 billion. Significant new awards in 2013 included contracts for the construction of five DDG-51 Arleigh Burke-class destroyers, the CVN-72 USS Abraham Lincoln RCOH, inactivation of CVN-65 USS Enterprise, construction of NSC-6 Munro and continued construction preparation for CVN-79 John F. Kennedy.

2012 - The value of new contract awards during the year ended December 31, 2012, was approximately $6.0 billion. Significant new awards in 2012 included contracts for the detail design and construction of LHA-7 Tripoli, detail design and construction of LPD-27 Portland, planning efforts for the CVN-72 USS Abraham Lincoln RCOH, and continued long-lead time procurement and construction preparation for CVN-79 John F. Kennedy.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Year Ended December 31			2013 over 2012		2012 over 2011
($ in millions)	2013	2012	2011	Dollars	Percent	Dollars	Percent
Net earnings (loss)	$261	$146	$(100)	$115	79%	$246	246%
Goodwill impairment	—	—	290	—	—	(290)	(100)%
Deferred income taxes	(28)	79	23	(107)	(135)%	56	243%
Depreciation and amortization	235	193	190	42	22%	3	2%
Stock-based compensation	44	41	42	3	7%	(1)	(2)%
Excess tax benefit related to stock-based compensation	(24)	—	—	(24)	—%	—	—%
Retiree benefit funding less than (in excess of) expense	(86)	(43)	132	(43)	(100)%	(175)	(133)%
Insurance proceeds for investing purposes	(58)	—	—	(58)	—%	—	—%
Trade working capital decrease (increase)	(108)	(84)	(49)	(24)	(29)%	(35)	(71)%
Net cash provided by (used in) operating activities	$236	$332	$528	$(96)	(29)%	$(196)	(37)%

Cash Flows

We discuss below our major operating, investing and financing activities for each of the three years in the period ended December 31, 2013, as classified on our consolidated statements of cash flows.

Operating Activities

2013 - Cash provided by operating activities was $236 million in 2013, compared to $332 million in 2012. The decrease of $96 million was due primarily to increases in income tax payments and retirement benefit funding. Within trade working capital, higher inventoried costs and accounts receivable were offset by higher income taxes payable and accounts payable and accruals. In 2013, we paid net cash of $154 million for federal and state income taxes.

We expect cash generated from operations in 2014, in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations and finance capital expenditures for at least the next 12 months.

2012 - Cash provided by operating activities was $332 million in 2012, compared to $528 million in 2011. The decrease of $196 million was due primarily to increases in retirement benefit funding and trade working capital, offset by a decrease in deferred income taxes. The change in trade working capital was driven primarily by accounts receivable and inventoried costs. In 2012, we paid net cash of $28 million for federal and state income taxes.

Investing Activities

2013 - Cash used in investing activities was $81 million in 2013, a decrease of $81 million from 2012. This decrease was driven by proceeds from hurricane insurance recoveries and lower capital expenditures in 2013. We expect our capital expenditures in 2014 to be approximately 3% of annual revenues.

2012 - Cash used in investing activities was $162 million in 2012, consisting entirely of capital expenditures, a decrease of $35 million from 2011. This decrease resulted primarily from a one-time reimbursement to the State of Louisiana in 2011 related to the Avondale wind down.

Financing Activities

2013 - Cash used in financing activities in 2013 was $169 million, compared to $28 million used in 2012. The increase was primarily due to an additional $118 million of repurchases of common stock, $22 million of debt repayments and $20 million of cash dividend payments, partially offset by $24 million of excess tax benefit related to stock-based compensation in 2013 compared to 2012.

2012 - Cash used in financing activities in 2012 was $28 million, which resulted from $29 million of debt repayments and $6 million of stockholder distributions, offset by $7 million in proceeds from the exercise of stock options. Cash provided by financing activities in 2011 was $584 million. Our cash flow from financing activities resulted primarily from the issuance of $1,775 million of debt, of which $22 million was repaid in 2011, a $1,266 million net transfer from our former parent and $2 million in proceeds from the exercise of stock options, offset by $54 million of debt issuance costs, repayment of $954 million of notes to our former parent and a contribution of $1,429 million to Northrop Grumman as a result of the spin-off.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2013	2012	2011
Net cash provided by (used in) operating activities	$236	$332	$528
Less:
Capital expenditures	(139)	(162)	(197)
Free cash flow	$97	$170	$331

2013 - Free cash flow decreased $73 million from 2012, due primarily to increases in income tax payments and retirement benefit funding, partially offset by lower capital expenditures in 2013.

2012 - Free cash flow decreased $161 million from 2011, due primarily to increases in retirement benefit funding and trade working capital, offset by decreases in deferred income taxes and capital expenditures.

Retirement Related Plan Contributions

ERISA, including amendments under the PPA and MAP-21, defines the minimum amount that must be contributed to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the plans' funded status. We made the following minimum and discretionary contributions to our pension and other postretirement plans in the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31
($ in millions)	2013	2012	2011
Pension plans
Qualified minimum	$—	$64	$—
Discretionary
Qualified	301	172	—
Non-qualified	4	3	3
Other benefit plans	38	31	33
Total contributions	$343	$270	$36

We made minimum and discretionary contributions to our qualified defined benefit pension plans totaling $301 million and $236 million in the years ended December 31, 2013 and 2012, respectively. We were not required to make minimum contributions to our qualified pension plans in 2011 and made no discretionary contributions.

As of December 31, 2013 and 2012, our qualified pension plans were funded 93% and 76%, respectively, on a FAS basis. As of December 31, 2013 and 2012, these plans were considered at least 90% funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to develop respective obligations for these two different purposes. We expect our 2014 cash contributions to our qualified defined benefit pension plans to be $123 million, all of which we anticipate will be discretionary and are exclusive of CAS cost recoveries in our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

Other postretirement benefit contributions were $38 million, $31 million and $33 million in 2013, 2012 and 2011, respectively. We expect our 2014 contributions to our other postretirement benefit plans to be approximately $35 million, which are exclusive of CAS cost recoveries in our contracts. Contributions for postretirement benefits are not required to be funded in advance, and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In October 2013, our board of directors authorized an increase in our quarterly cash dividend from $0.10 to $0.20 per share. We paid cash dividends totaling $25 million ($0.50 per share) and $5 million ($0.10 per share) in the years ended December 31, 2013 and 2012, respectively.

In 2012, our board of directors authorized management to repurchase up to $150 million of our outstanding shares of common stock, prior to October 31, 2015. On October 30, 2013, our board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the years ended December 31, 2013 and 2012, we repurchased 1,722,991 and 31,008 shares, respectively, at a cost of $119 million and $1 million, respectively.

Additional Capital - In 2011, we issued $1,200 million of senior notes (consisting of $600 million of 6.875% senior notes due in 2018 and $600 million of 7.125% senior notes due in 2021). We also entered into the Credit Facility with third-party lenders in an amount of $1,225 million, comprised of a $575 million term loan (due in 2016 with a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus a spread based on our leverage ratio; the current spread, as of December 31, 2013, was 2.00% and may vary between 1.5% and 2.5%) and a $650 million revolving credit facility (maturing in 2016 with a variable interest rate on drawn borrowings based on LIBOR plus a spread based upon our leverage ratio; the current spread, as of December 31, 2013, was 2.00% and may vary between 1.5% and 2.5%; and with a commitment fee rate on the unutilized balance based on our leverage ratio, which fee rate at our current leverage ratio, as of December 31, 2013, was 0.35% and may vary between 0.25% and 0.45%), of which approximately $28 million in letters of credit were issued but undrawn as of December 31, 2013, and the remaining $622 million of which was unutilized at that time. In November 2013, the Company amended and restated its existing Credit Facility to provide more favorable pricing terms and more flexibility under the Credit Facility’s restricted payment covenants.

We made scheduled term loan payments of $51 million during the year ended December 31, 2013, using cash generated from operations.

For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8. We were in compliance with all debt-related covenants as of and during the year ended December 31, 2013.

CONTRACTUAL OBLIGATIONS

In 2011, we issued $1,200 million of senior notes and entered into the Credit Facility with third-party lenders in the amount of $1,225 million. As of December 31, 2013, total outstanding long-term debt was $1,779 million, consisting of senior notes, amounts outstanding under the Credit Facility and $105 million of third-party debt that remained outstanding subsequent to the spin-off.

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

The following table presents our contractual obligations as of December 31, 2013, and the related estimated timing of future cash payments:

($ in millions)	Total	2014	2015 - 2016	2017 - 2018	2019 and beyond
Long-term debt	$1,779	$79	$395	$600	$705
Interest payments on long-term debt (1)	624	105	198	164	157
Operating leases	136	27	42	26	41
Purchase obligations (2)	1,334	763	452	101	18
Other long-term liabilities (3)	669	71	105	79	414
Total contractual obligations	$4,542	$1,045	$1,192	$970	$1,335

(1)	Interest payments include interest on $474 million of variable interest rate debt calculated based on interest rates as of December 31, 2013.

(2)
A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

(3)
Other long-term liabilities primarily consist of total accrued workers' compensation reserves, deferred compensation and other miscellaneous liabilities, of which $230 million is the current portion of workers' compensation liabilities. It excludes obligations for uncertain tax positions of $14 million, for which the timing of the payments, if any, cannot be reasonably estimated.

The above table excludes retirement related contributions. Amounts for retirement related contributions depend on plan provisions, actuarial assumptions, actual plan asset performance, and other factors described under retirement related plans in Critical Accounting Policies, Estimates and Judgments.

Further details regarding long-term debt and operating leases can be found in Note 14: Debt and Note 16: Commitments and Contingencies in Item 8.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2013, $28 million in standby letters of credit were issued but undrawn and $352 million of surety bonds were outstanding.

As of December 31, 2013, we had no other significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 2: Summary of Significant Accounting Policies and Note 16: Commitments and Contingencies in Item 8.

GLOSSARY OF PROGRAMS

Included below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

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

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. DDG-113 John Finn and DDG-114 Ralph Johnson are currently under construction. In June 2013, we were awarded a multi-year contract for construction of five additional DDG-51 Arleigh Burke-class destroyers.

DDG-1000 Zumwalt-class destroyers
Design and build multi-mission surface combatants in conjunction with Bath Iron Works and construct the ships' integrated composite deckhouses, as well as portions of the ships' aft peripheral vertical launch systems. In 2012, we delivered the composite superstructure of DDG-1000 Zumwalt. We are currently constructing the composite deckhouse of DDG-1001 Michael Monsoor. This deckhouse will complete our participation in this program as the Navy has decided on a steel deckhouse for the third and final ship of the class.

Energy services
Leverage our core competencies in nuclear operations, program management and heavy manufacturing for DoE and commercial nuclear programs. We also provide a range of services to the energy and petrochemical industries as well as government customers.

Fleet Support services
Fleet Support provides comprehensive life cycle services, including depot maintenance, modernization, repairs, logistics and technical support and planning yard services for naval and commercial vessels. We have ship repair facilities in Newport News, Virginia, and San Diego, California, which are near the U.S. Navy's largest homeports of Norfolk, Virginia, and San Diego, respectively. We also perform emergent repair for the U.S. Navy on all classes of ships.

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

LHA-6 America-class amphibious assault ships
Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The LHA-6 America-class ships, together with the LHD-1 Wasp-class ships, are the successors to the aging LHA-1 Tarawa-class ships. Three of the original five Tarawa-class ships have been recently decommissioned, and the remainder of the class is scheduled to be decommissioned by 2015. The LHA-6 America-class ships optimize aviation operations and support capabilities. We expect to deliver LHA-6 America in 2014 and LHA-7 Tripoli is currently under construction.

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

SSBN(X) Ohio-class Submarine Replacement Program
Perform, through an agreement with Electric Boat, as design subcontractor for the SSBN(X) Ohio-class replacement boats. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class ballistic missile submarines, which were first introduced into service in 1981. We are currently participating in the design effort and our experience and well-qualified workforce position us for a potential role in the construction effort but no decisions have been made regarding that aspect of the program. The SSBN Ohio-class includes 14 ballistic missile submarines ("SSBN") and four cruise missile submarines ("SSGN"). The Ohio Replacement Program currently anticipates 12 new ballistic missile submarines over a 15-year period at a cost of approximately $4 billion to $7 billion each. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. Congress has delayed the start of the first Ohio replacement submarine by two years and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027 with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program may represent a significant opportunity for us in the future.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of December 31, 2013, we had $474 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of December 31, 2013. Based on the amounts outstanding under our Credit Facility as of December 31, 2013, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of December 31, 2013, our outstanding foreign currency forward contracts were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Huntington Ingalls Industries, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2, the accompanying consolidated financial statements have been derived from the consolidated financial statements and accounting records of the Company’s former parent for periods as of and prior to March 30, 2011. The consolidated financial statements also include expense allocations for certain corporate functions historically provided by the Company’s former parent through March 30, 2011 and does not necessarily reflect the results of operations and cash flows if the Company had been a separate, stand-alone entity during the periods prior to March 31, 2011. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from the Company’s former parent.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 27, 2014

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2013	2012	2011
Sales and service revenues
Product sales	$5,801	$5,755	$5,676
Service revenues	1,019	953	899
Total sales and service revenues	6,820	6,708	6,575
Cost of sales and service revenues
Cost of product sales	4,695	4,827	4,794
Cost of service revenues	888	802	777
Income (loss) from operating investments, net	14	18	20
General and administrative expenses	739	739	634
Goodwill impairment	—	—	290
Operating income (loss)	512	358	100
Other income (expense)
Interest expense	(118)	(117)	(104)
Earnings (loss) before income taxes	394	241	(4)
Federal income taxes	133	95	96
Net earnings (loss)	$261	$146	$(100)

Basic earnings (loss) per share	$5.25	$2.96	$(2.05)
Weighted-average common shares outstanding	49.7	49.4	48.8

Diluted earnings (loss) per share	$5.18	$2.91	$(2.05)
Weighted-average diluted shares outstanding	50.4	50.1	48.8

Net earnings (loss) from above	$261	$146	$(100)
Other comprehensive income (loss)
Change in unamortized benefit plan costs	1,159	(605)	(538)
Other	4	—	—
Tax benefit (expense) for items of other comprehensive income	(458)	241	208
Other comprehensive income (loss), net of tax	705	(364)	(330)
Comprehensive income (loss)	$966	$(218)	$(430)

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2013	2012
Assets
Current Assets
Cash and cash equivalents	$1,043	$1,057
Accounts receivable, net	1,123	905
Inventoried costs, net	311	288
Deferred income taxes	170	213
Prepaid expenses and other current assets	29	21
Total current assets	2,676	2,484
Property, Plant, and Equipment
Land and land improvements	319	314
Buildings and leasehold improvements	1,531	1,486
Machinery and other equipment	1,235	1,339
Capitalized software costs	216	208
	3,301	3,347
Accumulated depreciation and amortization	(1,404)	(1,313)
Property, plant, and equipment, net	1,897	2,034
Other Assets
Goodwill	881	881
Other purchased intangibles, net	528	548
Pension plan assets	124	—
Long-term deferred tax assets	—	329
Miscellaneous other assets	119	116
Total other assets	1,652	1,874
Total assets	$6,225	$6,392

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2013	2012
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$337	$377
Accrued employees’ compensation	230	235
Current portion of long-term debt	79	51
Current portion of postretirement plan liabilities	139	166
Current portion of workers’ compensation liabilities	230	216
Advance payments and billings in excess of revenues	115	134
Other current liabilities	262	205
Total current liabilities	1,392	1,384
Long-term debt	1,700	1,779
Pension plan liabilities	529	1,301
Other postretirement plan liabilities	477	799
Workers’ compensation liabilities	419	403
Deferred tax liabilities	83	—
Other long-term liabilities	104	59
Total liabilities	4,704	5,725
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 50.5 million issued and 48.7 million outstanding as of December 31, 2013, and 49.6 million issued and outstanding as of December 31, 2012	1	—
Additional paid-in capital	1,925	1,894
Retained earnings (deficit)	236	—
Treasury stock	(120)	(1)
Accumulated other comprehensive income (loss)	(521)	(1,226)
Total stockholders’ equity	1,521	667
Total liabilities and stockholders’ equity	$6,225	$6,392

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2013	2012	2011
Operating Activities
Net earnings (loss)	$261	$146	$(100)
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	206	165	164
Amortization of purchased intangibles	20	19	20
Amortization of debt issuance costs	9	9	6
Stock-based compensation	44	41	42
Excess tax benefit related to stock-based compensation	(24)	—	—
Deferred income taxes	(28)	79	23
Proceeds from insurance settlement related to investing activities	(58)	—	—
Goodwill impairment	—	—	290
Change in
Accounts receivable	(218)	(194)	17
Inventoried costs	51	116	(87)
Prepaid expenses and other assets	(15)	6	(30)
Accounts payable and accruals	69	(14)	50
Retiree benefits	(86)	(43)	132
Other non-cash transactions, net	5	2	1
Net cash provided by (used in) operating activities	236	332	528
Investing Activities
Additions to property, plant, and equipment	(139)	(162)	(197)
Proceeds from insurance settlement related to investing activities	58	—	—
Net cash provided by (used in) investing activities	(81)	(162)	(197)
Financing Activities
Proceeds from issuance of long-term debt	—	—	1,775
Repayment of long-term debt	(51)	(29)	(22)
Debt issuance costs	(5)	—	(54)
Dividends paid	(25)	(5)	—
Repurchases of common stock	(119)	(1)	—
Proceeds from stock option exercises	7	7	2
Excess tax benefit related to stock-based compensation	24	—	—
Repayment of notes payable to former parent and accrued interest	—	—	(954)
Dividend to former parent in connection with spin-off	—	—	(1,429)
Net transfers from (to) former parent	—	—	1,266
Net cash provided by (used in) financing activities	(169)	(28)	584
Change in cash and cash equivalents	(14)	142	915
Cash and cash equivalents, beginning of period	1,057	915	—
Cash and cash equivalents, end of period	$1,043	$1,057	$915
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$154	$28	$46
Cash paid for interest	$109	$111	$64
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$12	$20	$48

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Former Parent's Equity in Unit	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 1, 2011	$1,939	$—	$—	$—	$—	$(532)	$1,407
Net earnings (loss)	46	—	—	(146)	—	—	(100)
Dividend to former parent	(1,429)	—	—	—	—	—	(1,429)
Contributed surplus	(1,822)	—	1,822	—	—	—	—
Net transfers from (to) former parent	1,266	—	—	—	—	—	1,266
Additional paid-in capital	—	—	45	—	—	—	45
Other comprehensive income (loss), net of tax	—	—	—	—	—	(330)	(330)
Balance as of December 31, 2011	—	—	1,867	(146)	—	(862)	859
Net earnings (loss)	—	—	—	146	—	—	146
Dividends declared ($0.10 per share)	—	—	(5)	—	—	—	(5)
Additional paid-in capital	—	—	32	—	—	—	32
Other comprehensive income (loss), net of tax	—	—	—	—	—	(364)	(364)
Treasury stock activity	—	—	—	—	(1)	—	(1)
Balance as of December 31, 2012	—	—	1,894	—	(1)	(1,226)	667
Net earnings (loss)	—	—	—	261	—	—	261
Dividends declared ($0.50 per share)	—	—	—	(25)	—	—	(25)
Additional paid-in capital	—	—	31	—	—	—	31
Other comprehensive income (loss), net of tax	—	—	—	—	—	705	705
Common stock	—	1	—	—	—	—	1
Treasury stock activity	—	—	—	—	(119)	—	(119)
Balance as of December 31, 2013	$—	$1	$1,925	$236	$(120)	$(521)	$1,521

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

Following the spin-off, HII and Northrop Grumman began operating independently of each other, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between HII and Northrop Grumman following the spin-off and to provide mechanisms for an orderly transition, HII and Northrop Grumman entered into agreements pursuant to which certain services were provided and certain post spin-off rights and obligations were addressed. The material agreements entered into with Northrop Grumman in connection with the spin-off include the following: the Separation and Distribution Agreement; Employee Matters Agreement; Insurance Matters Agreement; Intellectual Property License Agreement; Tax Matters Agreement; Transition Services Agreement; and Ingalls Guaranty Performance, Indemnity and Termination Agreement.

In connection with the spin-off, HII entered into new borrowing arrangements designed to provide the Company with adequate liquidity and to fund a $1,429 million contribution to Northrop Grumman. Specifically, HII issued $1,200 million in senior notes and entered into the HII Credit Facility ("Credit Facility") with third-party lenders, which includes a $650 million revolver and a $575 million term loan. See Note 14: Debt. The spin-off from Northrop Grumman was a transaction under common control; therefore, no change in the historical basis of HII's assets or liabilities was recorded as part of the spin-off.

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

The HII consolidated financial statements may not be indicative of HII's future performance and, for periods prior to the spin-off, do not necessarily reflect what the results of operations, financial position, and cash flows would have been had HII operated as a stand-alone company.

Accounting Estimates - The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, and actual results could differ materially from those estimates. The Bipartisan Budget Act of 2013 established budget top lines and provided sequestration relief for 2014 and 2015. Sequestration remains in effect for 2016 through 2021 and could result in significant decreases in DoD spending that could negatively impact the Company's revenues and its estimated recovery of goodwill and other long-lived assets.

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and services provided to the federal government, principally the U.S. Navy. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon direct labor dollars or total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred. Contract sales are generally calculated based on either the percentage that direct labor costs incurred bear to total estimated direct labor costs at completion or the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts that provide for deliveries of a substantial number of similar units, sales are accounted for using units of delivery as the basis to measure progress toward completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified.

The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in unbilled accounts receivable or inventoried costs, with any remaining amount reflected in other current liabilities. The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the years ended December 31, 2013, 2012 and 2011, net cumulative catch-up adjustments increased operating income by $113 million, $62 million and $54 million, respectively, and increased diluted earnings per share by $1.46, $0.80 and $1.10, respectively.

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

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") efforts related to experimentation, design, development and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocated to government contracts. Company-sponsored IR&D expenses totaled $22 million, $21 million and $24 million for the years ended December 31, 2013, 2012 and 2011, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

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

Environmental Costs - Environmental liabilities are accrued when the Company determines remediation costs are probable and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable and, as of December 31, 2013 and 2012, did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

Fair Value of Financial Instruments - The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard provides a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The three levels of inputs consist of:

Level 1:	Quoted prices in active markets for identical assets and liabilities.

Level 2:
Observable inputs, other than Level 1 prices, such as: quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that the Company corroborates with observable market data for substantially the full term of the related assets or liabilities.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets and liabilities.

Except for long-term debt and available-for-sale securities held in trust, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments.

The Company maintains multiple rabbi trusts established to fund certain non-qualified pension plans. These trusts consist of available-for-sale investments primarily in marketable securities. The assets are held at fair value, and nearly all investments held in the trusts are valued within level 1 of the fair value hierarchy. The rabbi trusts were valued at $40 million and $33 million as of December 31, 2013 and 2012, respectively, and are presented within miscellaneous other assets within the Consolidated Statements of Financial Position.
Asset Retirement Obligations - Environmental remediation and/or asset decommissioning may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and lease restoration obligations. The changes in the asset retirement obligation carrying amounts for the years ended December 31, 2013, 2012 and 2011, were as follows:

($ in millions)	Asset Retirement Obligations
Balance as of January 1, 2011	20
Obligation relating to the future retirement of a facility	5
Balance as of December 31, 2011	25
Obligation relating to the future retirement of a facility	1
Revision of estimate	(3)
Accretion expense	2
Balance as of December 31, 2012	25
Balance as of December 31, 2013	25

The Company also has known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2013, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

Income Taxes - Income tax expense and other income tax related information contained in the financial statements for periods before the spin-off are presented as if the Company filed its own tax returns on a stand-alone basis, while similar information for periods after the spin-off reflect the Company's positions as filed in its own tax returns. Income tax expense and other related information are based on the prevailing statutory rates for U.S. federal income taxes and the composite state income tax rate for the Company for each period presented. State and local income and franchise tax provisions are allocable to contracts in process and, accordingly, are included in general and administrative expenses.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. Determinations of the expected realizability of deferred tax assets and the need for any valuation allowances against these deferred tax assets were evaluated based upon the stand-alone tax attributes of the Company, and valuation allowances of $12 million and $21 million were deemed necessary as of December 31, 2013 and 2012, respectively.

Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. We recognize the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties and accrued interest related to uncertain tax positions are recognized as a component of income tax expense. Changes in accruals associated with uncertain tax positions are recorded in earnings in the period they are determined.

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these assets, having original maturity dates of 90 days or less.

Accounts Receivable - Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract change amounts, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

Inventoried Costs - Inventoried costs primarily relate to work in process under contracts that recognize revenues using labor dollars or units of delivery as the basis of the percentage-of-completion calculation. These costs represent accumulated contract costs less cost of sales as calculated using the percentage-of-completion method, not in excess of recoverable value. Accumulated contract costs include direct production costs, factory and engineering overhead, production tooling costs, and, for government contracts, allowable general and administrative expenses. Under the Company's U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Inventoried costs also include company owned raw materials, which are stated at the lower of cost or market, generally using the average cost method.

Advance Payments and Billings in Excess of Revenues - Payments received in excess of inventoried costs and revenues are recorded as advance payment liabilities.

Property, Plant, and Equipment - Depreciable properties owned by the Company are recorded at cost and depreciated over the estimated useful lives of individual assets. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are expensed. Costs incurred for computer software developed or obtained for internal use are capitalized and amortized over the expected useful life of the software, not to exceed nine years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

The remaining assets are depreciated using the straight-line method, with the following lives:

	Years
Land improvements	3	-	40
Buildings and improvements	3	-	60
Capitalized software costs	3	-	9
Machinery and other equipment	2	-	45

The Company evaluates the recoverability of its property, plant, and equipment when there are changes in economic circumstances or business objectives that indicate the carrying value may not be recoverable. The Company's evaluations include estimated future cash flows, profitability, and other factors in determining fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges.

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

Goodwill and Other Purchased Intangible Assets - The Company performs impairment tests for goodwill as of November 30 of each year, or when evidence of potential impairment exists, by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than the carrying value, a second step is performed to determine if goodwill is impaired by comparing the estimated fair value of goodwill to its carrying value. Purchased intangible assets are amortized on a straight-line basis over their estimated useful lives, and the carrying value of these assets is reviewed for impairment when events indicate that a potential impairment may have occurred.

Equity Method Investments - Investments in which the Company has the ability to exercise significant influence over the investee but does not own a majority interest or otherwise control are accounted for under the equity method of accounting and are included in other assets in its consolidated statements of financial position. The Company's equity investments align strategically and are integrated with the Company's operations, and therefore the Company's share of the net earnings or losses of the investee is included in operating income (loss). The Company evaluates its equity investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amounts of such investments may not be fully recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Self-Insured Group Medical Insurance - The Company maintains a self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage for employees and their dependents. Estimated liabilities for incurred but not paid claims utilize actuarial methods based on various assumptions, which include, but are not limited to, HII's historical loss experience and projected loss development factors.

Self-Insured Workers' Compensation Plan - The operations of the Company are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans, in addition to participating in federally administered second injury workers' compensation funds. The Company estimates the required liability of claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Related self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 2.16% and 1.59% as of December 31, 2013 and 2012, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $792 million and $719 million as of December 31, 2013 and 2012, respectively.

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

Restructuring - The Company has recorded accruals in conjunction with its restructuring activities in other current liabilities. These accruals include estimates primarily related to facility consolidations and closures, asset retirement obligations, long-lived asset write-downs, employment reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring related accruals are reviewed and adjusted when circumstances require such a change.

Deferred Contract Costs - Pension and other postretirement benefit costs are allocated to the Company's contracts as allowed costs based upon CAS. The CAS requirements for these retirement related benefit costs differ from FAS. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, the Company has not estimated the incremental FAS income or expense recoverable under its expected future contract activity and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2013, 2012 or 2011.

Retirement Related Benefit Costs - The Company accounts for its retirement related benefit plans on the accrual basis. The measurements of obligations, costs, assets, and liabilities require significant judgment. The costs of benefits provided by defined benefit pension plans are recorded in the period participating employees provide service. The costs of benefits provided by other postretirement benefit plans are recorded in the period participating employees attain full eligibility. The discount rate assumption is defined under GAAP as the rate at which the plan's obligation could be effectively settled. The discount rate is established for each of the retirement related benefit plans at its respective measurement date.

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

Stock Compensation - Stock-based compensation value is determined based on the closing market price of the Company's common stock on grant date and the expense is recognized over the vesting period. At each reporting date, the number of shares is adjusted, based on the achievement of performance-based targets, to equal the number ultimately expected to vest.

3. ACCOUNTING STANDARDS UPDATES

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component, and their corresponding effects on net income if required under GAAP to be reclassified to net income in their entirety in the same reporting period; otherwise, cross-reference to other disclosures is required. ASU 2013-02 is effective for all reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 as of January 1, 2013 without material impact on the Company's consolidated financial statements. See Note 6: Stockholders' Equity.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This update will become effective for the interim period beginning January 1, 2014, applied prospectively. Based upon its evaluation, the Company has determined that the standard update will not have a material impact on its consolidated financial statements.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls military shipbuilding operations by winding down military shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. The Company intends to build future LPD-class ships at the Company's Pascagoula, Mississippi, facility, although the Company intends to utilize the Avondale facility into 2014 to complete construction of certain LPD assemblies. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity.

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

The Defense Contract Audit Agency ("DCAA"), a DoD agency, prepared an initial audit report on the Company's July 30, 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. The Company then submitted a revised proposal dated October 12, 2011 to address the concerns of the DCAA and to reflect a revised estimated total cost of $271 million. The Company received a supplemental audit report, which again stated that the proposal was not sufficiently supported to allow the DCAA to reach a conclusion. However, the report, while qualified and not final, supports the Company's position that, in general, most of the categories of costs incorporated in the proposal are allowable as restructuring activities. The amount and percentage of questioned costs are materially unchanged from the previous audit report. The Company submitted another revised proposal in February 2013 further addressing the DCAA concerns and supporting management's current restructuring cost estimate of $256 million.

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

The Company also evaluated the effect that the wind down of the Avondale facilities might have on the benefit plans in which HII employees participate. HII determined that the impact of a curtailment and other resulting adjustments in these plans was not material to its consolidated financial position, results of operations or cash flows.

Although closure is still the baseline assumption for Avondale, the Company is pursuing other opportunities to utilize this facility. On September 26, 2013, the New Orleans Metals Trades ratified a new labor agreement in connection with the Company's pursuit of other opportunities at Avondale. In addition, the Company intends to utilize the facility into 2014 to complete construction of certain LPD assemblies. Ultimately, if the Company is successful in pursuing such opportunities, and Avondale were to remain open, the Company would submit a revised restructuring proposal to the U.S. Navy consistent with this change. In such event, the Company expects the total estimated restructuring costs would decrease. While the restructuring costs that are currently capitalized, consisting primarily of severance and retention payments as well as retired fixed assets, should remain recoverable under existing or future U.S. Navy contracts, other costs would remain as part of the Avondale cost structure associated with Avondale's new line of business.

The following table summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of December 31, 2013 and 2012, these costs were comprised primarily of employee severance and retention payments, as well as incentive bonuses. These amounts were capitalized in inventoried costs, and will be expensed as part of cost of product sales beginning in 2014.

($ in millions)	Compensation	Other Accruals	Total
Balance as of January 1, 2011	27	39	66
Payments	(24)	(36)	(60)
Adjustments	47	(3)	44
Balance as of December 31, 2011	50	—	50
Payments	(50)	—	(50)
Adjustments	24	—	24
Balance as of December 31, 2012	$24	$—	$24
Payments	(27)	—	(27)
Adjustments	17	—	17
Balance as of December 31, 2013	$14	$—	$14

5. GULFPORT

On September 3, 2013, the Company announced the closing of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it intends to complete by the end of the second quarter of 2014. In connection with this closure, the Company expects to incur total costs of approximately $57 million, consisting primarily of approximately $52 million in accelerated depreciation of fixed assets and $5 million in personnel, facility shutdown, and other related costs. These costs reduced operating income for the year ended December 31, 2013, by $16 million, net of recoveries under the Company's contracts. The Company anticipates no material impact on operating income in subsequent periods. In January 2014, the Company received a Contracting Officer letter taking exception to the Company's timing of recognition of the Gulfport closure costs. The Company believes the ultimate resolution of this matter will not result in a material effect on its consolidated financial position, results of operations or cash flows.

6. STOCKHOLDERS' EQUITY

Common Stock - As of December 31, 2013, the Company had 50.5 million shares of common stock issued and 48.7 million shares of common stock outstanding. As of December 31, 2012, the Company had 49.6 million shares of common stock issued and outstanding. Changes in the Company's number of outstanding shares for the year ended December 31, 2013 resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 19: Stock Compensation Plans.

Treasury Stock - During 2012, the Company's board of directors authorized a program to repurchase up to $150 million of the Company's common stock prior to October 31, 2015, as part of a balanced cash deployment strategy. In 2013, the Company's board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the years ended December 31, 2013 and 2012, the Company repurchased 1,722,991 and 31,008 shares, respectively, at a cost of $119 million and $1 million, respectively. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In October 2013, the Company's board of directors authorized an increase in the Company's quarterly cash dividend to $0.20 from the $0.10 per share quarterly cash dividend the board of directors authorized in November 2012. The Company paid dividends totaling $25 million ($0.50 per share) and $5 million ($0.10 per share) in the years ended December 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of December 31, 2013 and 2012, was comprised of unamortized benefit plan costs of $523 million and $1,226 million, respectively, and other comprehensive income items of $2 million and less than $1 million, respectively. The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2013, 2012 and 2011, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2010	$(532)	$—	$(532)
Other comprehensive income (loss) before reclassifications	(588)	—	(588)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	5	—	5
Amortization of net actuarial loss (gain)[1]	45	—	45
Tax benefit (expense) for items of other comprehensive income	208	—	208
Net current period other comprehensive income (loss)	(330)	—	(330)
Balance as of December 31, 2011	(862)	—	(862)
Other comprehensive income (loss) before reclassifications	(700)	—	(700)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	5	—	5
Amortization of net actuarial loss (gain)[1]	90	—	90
Tax benefit (expense) for items of other comprehensive income	241	—	241
Net current period other comprehensive income (loss)	(364)	—	(364)
Balance as of December 31, 2012	(1,226)	—	(1,226)
Other comprehensive income (loss) before reclassifications	1,028	4	1,032
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(3)	—	(3)
Amortization of net actuarial loss (gain)[1]	134	—	134
Tax benefit (expense) for items of other comprehensive income	(456)	(2)	(458)
Net current period other comprehensive income (loss)	703	2	705
Balance as of December 31, 2013	$(523)	$2	$(521)

1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 18: Employee Pension and Other Postretirement Benefits. The tax expense associated with amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, was $46 million, $33 million, and $18 million, respectively.

Former Parent's Equity in Unit - Former Parent's Equity in Unit in the consolidated statements of changes in equity represents Northrop Grumman's historical investment in its shipbuilding operations, the net effect of cost allocations from and transactions with Northrop Grumman, net cash activity, and HII's accumulated earnings prior to the spin-off.

After the spin-off from Northrop Grumman, HII had 48,765,841 shares of common stock outstanding. The remaining Former Parent's Equity in Unit balance, after the separation adjustments were recorded, was transferred to additional paid-in capital. Retained earnings reflected in the consolidated statements of financial position represent net earnings after separation, as all prior earnings were transferred to additional paid-in capital.

7. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Year Ended December 31
(in millions, except per share amounts)	2013	2012	2011
Net earnings (loss)	$261	$146	$(100)

Weighted-average common shares outstanding	49.7	49.4	48.8
Net effect of dilutive stock options	0.3	0.2	—
Net effect of dilutive restricted stock rights	0.3	0.2	—
Net effect of dilutive restricted performance stock rights	0.1	0.3	—
Dilutive weighted-average common shares outstanding	50.4	50.1	48.8

Earnings (loss) per share - basic	$5.25	$2.96	$(2.05)
Earnings (loss) per share - diluted	$5.18	$2.91	$(2.05)

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.5 million stock options, 0.3 million Restricted Stock Rights ("RSRs") and 1.0 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the year ended December 31, 2013.

The amounts presented above for the year ended December 31, 2012, exclude the impact of 0.9 million stock options, 0.4 million RSRs and 1.3 million RPSRs under the treasury stock method.

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

8. SEGMENT INFORMATION

The Company is organized into two reportable segments, Ingalls and Newport News, consistent with how management makes operating decisions and assesses performance.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derives substantially all of its revenues from the U.S. Government.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

	Year Ended December 31
($ in millions)	2013	2012	2011
Sales and Service Revenues
Ingalls	$2,757	$2,840	$2,885
Newport News	4,139	3,940	3,766
Intersegment eliminations	(76)	(72)	(76)
Total sales and service revenues	$6,820	$6,708	$6,575
Operating Income (Loss)
Ingalls	$175	$97	$(220)
Newport News	392	360	342
Total segment operating income (loss)	567	457	122
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	(61)	(80)	(23)
Deferred state income taxes	6	(19)	1
Total operating income (loss)	$512	$358	$100

Sales transactions between segments are generally recorded at cost.

Goodwill Impairment Charge - The operating loss at Ingalls for the year ended December 31, 2011, reflects a goodwill impairment charge of $290 million.

Other Financial Information

The following tables present, by segment, the Company's assets, capital expenditures, and depreciation and amortization.

	December 31
($ in millions)	2013	2012	2011
Assets
Ingalls	$1,753	$1,706	1,754
Newport News	3,021	2,982	2,843
Corporate	1,451	1,704	1,472
Total assets	$6,225	$6,392	$6,069

	Year Ended December 31
($ in millions)	2013	2012	2011
Capital Expenditures
Ingalls	$45	$42	$61
Newport News	92	120	133
Corporate	2	—	3
Total capital expenditures	$139	$162	$197

	Year Ended December 31
($ in millions)	2013	2012	2011
Depreciation and Amortization
Ingalls	$127	$90	$92
Newport News	98	94	92
Corporate	1	—	—
Total depreciation and amortization	$226	$184	$184

9. ACCOUNTS RECEIVABLE, NET

Unbilled amounts represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Accounts receivable at December 31, 2013, are expected to be collected in 2014, except for approximately $261 million due in 2015 and $151 million due in or after 2016.

Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were composed of the following:

	December 31
($ in millions)	2013	2012
Due From U.S. Government
Amounts billed	$143	$158
Recoverable costs and accrued profit on progress completed - unbilled	944	701
	1,087	859
Due From Other Customers
Amounts billed	28	33
Recoverable costs and accrued profit on progress completed - unbilled	15	17
	43	50
Total accounts receivable	1,130	909
Allowances for doubtful accounts	(7)	(4)
Total accounts receivable, net	$1,123	$905

10. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

	December 31
($ in millions)	2013	2012
Production costs of contracts in process	$218	$198
General and administrative expenses	2	3
	220	201
Progress payments received	—	(1)
	220	200
Raw material inventory	91	88
Total inventoried costs, net	$311	$288

11. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value. Reporting units are aligned with shipbuilding and ship repair activities. The Company determined that the estimated fair value of each reporting unit exceeded its corresponding carrying value as of November 30, 2013 and 2012.

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

Accumulated goodwill impairment losses as of both December 31, 2013 and 2012, were $2,755 million. The accumulated goodwill impairment losses for Ingalls as of both December 31, 2013, and 2012, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of both December 31, 2013, and 2012, were $1,187 million.

There were no changes in the carrying amounts of goodwill during 2013 and 2012.

($ in millions)	Ingalls	Newport News	Total
Balance as of January 1, 2012	$198	$683	$881
Balance as of December 31, 2012	198	683	881
Balance as of December 31, 2013	$198	$683	$881

Purchased Intangible Assets

The following table summarizes the Company's aggregate purchased intangible assets, all of which are program related intangible assets.

	December 31
($ in millions)	2013	2012
Gross carrying amount	$939	$939
Accumulated amortization	(411)	(391)
Net carrying amount	$528	$548

The Company's purchased intangible assets are being amortized on a straight-line basis over an aggregate weighted-average period of 40 years. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangibles whose useful lives have been estimated based on the long life cycle of the related programs. Amortization expense for the years ended December 31, 2013, 2012 and 2011, was $20 million, $19 million and $20 million, respectively.

The Company expects amortization for purchased intangibles of approximately $20 million annually for the next five years.

12. BUSINESS ARRANGEMENTS

HII periodically enters into business arrangements with non-affiliated entities. These arrangements generally consist of business ventures designed to deliver collective capabilities that would not have been available to the venture's participants individually, and provide a single point of contact during contract performance to the entity's principal customer. In some arrangements, each equity participant receives a subcontract from the business venture for a pre-determined scope of work. In other cases, the arrangements rely primarily on the assignment of key personnel to the venture from each equity participant rather than subcontracts for a specific work scope. Based on the terms of these arrangements and the relevant GAAP related to consolidation accounting for such entities, the Company does not consolidate the financial position, results of operations, or cash flows of these entities into its consolidated financial statements, but accounts for them under the equity method. To the extent HII acts as a subcontractor in these arrangements, HII's subcontract activities are recorded in the same manner as sales to non-affiliated entities.

In May 2007, the Company signed a joint venture agreement with Fluor Federal Services, Inc. and Honeywell International Inc. for a nominal initial investment, whereby Savannah River Nuclear Solutions, LLC ("SRNS") was formed to manage and operate the Savannah River Site for the Department of Energy and the National Nuclear Security Administration. As of December 31, 2013 and 2012, the Company's ownership interest was approximately 34%, with carrying amounts of $6 million and $4 million, respectively. The investment in SRNS is being accounted for using the equity method under the Company's Newport News operating segment, and the total investment is classified as miscellaneous other assets in the Company's consolidated statements of financial position. During the years ended December 31, 2013, 2012 and 2011, the Company received cash dividends from SRNS in the amounts of $13 million, $17 million and $20 million, respectively, which were recorded as reductions in the Company's investment in SRNS.

The following table presents summarized financial information for the Company's equity method investments:

Assets and Liabilities

	December 31
($ in millions)	2013	2012
Current assets	$62	$43
Current liabilities	35	21
Long-term liabilities	8	8

Results of Operations

	Year Ended December 31
($ in millions)	2013	2012	2011
Sales and services revenues	$1,032	$1,316	$1,474
Operating income	42	50	23
Net earnings	42	50	23

13. INCOME TAXES

The Company's earnings are entirely domestic and its effective tax rate on earnings from operations for the year ended December 31, 2013, was 33.8%, compared with 39.4% and 33.6% (excluding the goodwill impairment charge) in 2012 and 2011, respectively. The goodwill impairment charge of $290 million at Ingalls in 2011 was non-cash and non-deductible for income tax purposes.The 2012 tax rate includes the impact of an $8 million unfavorable non-cash tax adjustment arising under the Tax Matters Agreement with Northrop Grumman.

For the year ended December 31, 2013, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and enactment of the American Taxpayer Relief Act in January 2013, which retroactively extended the research and development tax credit through the end of 2013. The Company's effective tax rate for the year ended December 31, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011. For the year ended December 31, 2012, the Company's effective tax rate differed from the federal statutory tax rate primarily as a result of an $8 million non-cash tax adjustment arising under the Tax Matters Agreement with Northrop Grumman. The Company's effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures.

Deferred state income taxes reflect the change in deferred state assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman that governs the respective rights, responsibilities, and obligations of Northrop Grumman and the Company with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local, and foreign income taxes, other taxes, and related tax returns. The Company is severally liable with Northrop Grumman for its income taxes for periods before the spin-off. HII is obligated to indemnify Northrop Grumman for tax adjustments that increase the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative reduction in HII's taxable income for periods after the spin-off. Northrop Grumman is obligated to indemnify HII for tax adjustments that decrease the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative increase in HII's taxable income for periods after the spin-off. These payment obligations only apply once the aggregate tax liability related to tax adjustments exceeds $5 million. Once the aggregate amount is exceeded, only the amount in excess of $5 million is ultimately required to be paid. In 2013 and 2012, HII incurred non-cash federal and state tax adjustments for items governed by the Tax Matters Agreement. The federal tax expense (benefit) adjustment is reported as a component of the tax expense, while the state tax expense (benefit) adjustment is treated as an allowable cost in the applicable period under the terms of the Company's existing contracts and is included in general and administrative expenses. See Note 20: Related Party Transactions and Former Parent Company Equity.

Federal income tax expense for the years ended December 31, 2013, 2012 and 2011, consisted of the following:

	Year Ended December 31
($ in millions)	2013	2012	2011
Income Taxes on Operations
Federal income taxes currently payable	$150	$49	$72
Change in deferred federal income taxes	(17)	46	24
Total federal income taxes	$133	$95	$96

Income tax expense differs from the amount expected using the statutory federal income tax rate applied to earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2013	2012	2011
Income tax expense (benefit) on operations at statutory rate	$138	$84	$(2)
Goodwill impairment	—	—	101
Manufacturing deduction	(7)	(3)	(3)
Research tax credit	(2)	—	(4)
Wage credit	—	—	(1)
Tax Matters Agreement adjustment	—	8	(3)
Other, Net	4	6	8
Total federal income taxes	$133	$95	$96

Unrecognized Tax Benefits - Unrecognized tax benefits represent the gross value of the Company's uncertain tax positions that have not been reflected in the consolidated statements of operations. If the income tax benefits from federal tax positions are ultimately realized, such realization would affect the Company's income tax expense, whereas the realization of state tax benefits would be recorded in general and administrative expenses. The changes in unrecognized tax benefits (exclusive of interest and penalties) during the years ended December 31, 2013, 2012 and 2011 are summarized in the following table:

	December 31
($ in millions)	2013	2012	2011
Unrecognized tax benefits at beginning of the year	$19	$6	$14
Additions based on tax positions related to the current year	5	7	2
Additions based on tax positions of prior years	1	19	—
Reductions based on tax positions of prior years	(14)	(12)	—
Settlements	—	(1)	—
Spin-off	—	—	(10)
Net change in unrecognized tax benefits	(8)	13	(8)
Unrecognized tax benefits at end of the year	$11	$19	$6

As of December 31, 2013 and 2012, the estimated amount of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $11 million and $19 million, respectively. Assuming sustainment of these positions, as of December 31, 2013 and 2012, the reversal of $5 million and $1 million, respectively, of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods. Accrued interest and penalties with respect to unrecognized tax benefits were $3 million and $2 million as of December 31, 2013 and 2012, respectively.

During 2013, the Company recorded a reduction of $14 million related to a change approved by the IRS for the allocation of interest costs to long term construction contracts at Ingalls. This change is made on a prospective basis only and does not impact the tax returns filed for years prior to 2013. During 2011, the Company recorded a reduction of $10 million to its liability for uncertain tax positions relating to tax periods prior to the spin-off for which Northrop Grumman is the primary obligor.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States	2007	-	2012
California	2007	-	2012
Louisiana	2009	-	2012
Mississippi	2009	-	2012
Virginia	2010	-	2012

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes it is reasonably possible that during the next 12 months the Company's liability for uncertain tax positions may decrease by approximately $3 million.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The IRS is currently conducting an examination of Northrop Grumman's consolidated tax returns, of which HII was part, for the years 2007 through the spin-off. During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. Open tax years related to state jurisdictions remain subject to examination. As of March 31, 2011, the date of the spin-off, the Company's liability for uncertain tax positions was approximately $4 million, net of federal benefit, which related solely to state income tax positions. Under the terms of the Separation Agreement, Northrop Grumman is obligated to reimburse HII for any settlement liabilities paid by HII to any government authority for tax periods prior to the spin-off, which include state income taxes. Accordingly, the Company has recorded in other assets a reimbursement receivable of approximately $4 million, net of federal benefit, related to uncertain tax positions for state income taxes as of the date of the spin-off.

On September 13, 2013, the Treasury Department and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of amounts paid to acquire, produce, improve, or dispose of tangible personal property. These regulations are generally effective for tax years beginning on or after January 1, 2014. The application of these regulations will not have a material impact on our consolidated financial statements.
Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Such amounts are classified in the consolidated statements of financial position as current or non-current assets or liabilities based upon the classification of the related assets and liabilities.

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred federal and state tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2013	2012
Deferred Tax Assets
Retirement benefits	$366	$794
Workers' compensation	248	239
Contract accounting differences	—	26
Provisions for accrued liabilities	36	27
Stock-based compensation	20	18
Other	16	37
Gross deferred tax assets	686	1,141
Less valuation allowance	12	21
Net deferred tax assets	674	1,120
Deferred Tax Liabilities
Depreciation and amortization	337	366
Contract accounting differences	45	—
Purchased intangibles	205	212
Gross deferred tax liabilities	587	578
Total net deferred tax assets	$87	$542

As of December 31, 2013, the Company had gross state income tax credit carry-forwards of approximately $22 million, which expire from 2014 through 2016. A deferred tax asset of approximately $15 million (net of federal benefit) has been established related to these state income tax credit carry-forwards, with a valuation allowance of $12 million against such deferred tax asset as of December 31, 2013.

Net deferred tax assets (liabilities) as presented in the consolidated statements of financial position were as follows:

	December 31
($ in millions)	2013	2012
Net current deferred tax assets	$170	$213
Net non-current deferred tax assets	—	329
Net non-current deferred tax liabilities	(83)	—
Total net deferred tax assets	$87	$542

14. DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2013	2012
Term loan due March 30, 2016	$474	$525
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,779	1,830
Less current portion	79	51
Long-term debt, net of current portion	$1,700	$1,779

Credit Facility - In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. In November 2013, the Company amended and restated its existing Credit Facility to provide more favorable pricing terms and more flexibility under the Credit Facility’s restricted payment covenants. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. The current spread as of December 31, 2013, was 2.0% and may vary between 1.5% and 2.5%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of December 31, 2013, was 0.35% and may vary between 0.25% and 0.45%. As of December 31, 2013, approximately $28 million in letters of credit were issued but undrawn, and the remaining $622 million was unutilized.

The term loan facility requires principal payments in three-month intervals from the funding date, expected to be in an aggregate amount equal to 5% during each of the first year and the second year, 10% during the third year, 15% during the fourth year, and 65% during the fifth year, of which 5% is payable on each of the first three quarterly payment dates during such year, and the balance is payable on the term maturity date.

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

The terms of the Credit Facility and senior notes limit the Company's ability and the ability of certain of HII's subsidiaries to: incur additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into transactions with stockholders or affiliates and effect a consolidation or merger. As of December 31, 2013, the Company was limited to a total of $108 million for additional dividend payments and stock repurchases. The terms of the Credit Facility provide for periodic increases to these limits.

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

Mississippi Economic Development Revenue Bonds - As of December 31, 2013 and 2012, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of December 31, 2013 and 2012, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds ("GO Zone IRBs") issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually), and mature in 2028. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the year ended December 31, 2013.

The estimated fair value of the Company's total long-term debt, including current portions, at December 31, 2013 and December 31, 2012, was $1,897 million and $1,974 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms, and maturities, which fall within Level 2 under the fair value hierarchy.

The aggregate amounts of principal payments due on long-term debt for each of the next five years and thereafter are:

($ in millions)
2014	$79
2015	108
2016	287
2017	—
2018	600
Thereafter	705
Total long-term debt	$1,779

15. INVESTIGATIONS, CLAIMS, AND LITIGATION

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
U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Any suspension or debarment would likely have a material effect on the Company because of its reliance on government contracts.

In January 2013, the Company disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that it had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts. The Company conducted an internal investigation, led by external counsel, and has taken remedial actions, including the termination of employees in instances where the Company believed grounds for termination existed. The Company is providing information regarding its investigation to the relevant government agencies. The Company agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from the Company's internal investigation. The U.S. Navy has reduced its portion of the withhold from $18.2 million to $9.4 million, while expressing its view that the gross amount of potential mischarging may be $5.1 million. The U.S. Coast Guard informed the Company that it would be premature for the Coast Guard to reduce its $5.8 million portion of the withhold. Based on the results of its internal investigation, the Company estimates that the maximum amount of the mischarging is approximately $4 million. The Company is in discussions with its U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but it cannot predict whether these customers will agree to a lower withhold amount. Depending upon the U.S. Government's assessment of the matters under investigation, the Company could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although the Company does not currently believe that this matter will have a material effect on its financial condition, results of operations or cash flows, the Company cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. Although the Company believes the ultimate resolution of these cases will not have a material effect on its consolidated financial position, results of operations or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2013, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services as described in Note 12: Business Arrangements. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of December 31, 2013, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2013, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2013, the Company had $28 million in standby letters of credit issued but undrawn as noted in Note 14: Debt and $352 million of surety bonds outstanding.

U.S. Government Claims - From time to time, the U.S. Government advises the Company of claims and penalties concerning certain potential disallowed costs. When such findings are presented, the Company and U.S. Government representatives engage in discussions to enable HII to evaluate the merits of these claims, as well as to assess the amounts being claimed. The Company does not believe that the outcome of any such matters will have a material effect on its consolidated financial position, results of operations, or cash flows.

Collective Bargaining Agreements - Of the Company's 38,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements. Three collective bargaining agreements covering represented employees in Newport News expire in April 2014, June 2014 and July 2017, and five collective bargaining agreements covering represented employees in Pascagoula and Gulfport expire in March 2015. The collective bargaining agreement covering Avondale represented employees was indefinitely extended upon its last expiration.

Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. The Company does not expect the results of these negotiations, either individually or in the aggregate, to have a material effect on the Company's consolidated results of operations.

Purchase Obligations - Periodically the Company enters into agreements to purchase goods or services that are enforceable and legally binding on it and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

Operating Leases - Rental expense for operating leases for the years ended December 31, 2013, 2012 and 2011, was $46 million, $45 million and $44 million, respectively. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancellable operating leases for each of the years 2014 through 2018 and thereafter are:

($ in millions)
2014	$27
2015	23
2016	19
2017	14
2018	12
Thereafter	41
Total	$136

17. IMPACTS FROM HURRICANES

In August 2005, the Company's Ingalls operations were significantly impacted by Hurricane Katrina, and the Company's shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the Company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. At the time of the storm, the Company had an insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The Company recovered a portion of its Hurricane Katrina claim from certain of its participating program insurers in prior periods. In 2013, the Company resolved litigation against its remaining insurer, Factory Mutual Insurance Company ("FM Global"), arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina.  Under the settlement agreement with FM Global, FM Global made a cash payment of $180 million to the Company and the Company agreed to release its claim against FM Global, resulting in a total recovery from the Company's insurers of $677.5 million for its Hurricane Katrina claim.

In January 2011, the Company, through a predecessor-in-interest, filed suit in Superior Court in California against Aon Risk Insurance Services West, Inc. ("Aon"), which acted as broker to the predecessor-in-interest in connection with the policy with FM Global, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as declaratory relief. Those damages include over $200 million in damages unrecovered from FM Global plus costs, legal fees and expenses incurred in the lawsuit against FM Global, as well as interest. In January 2014, the Company amended its complaint to allege fraud and seek punitive damages. No assurances can be provided as to the ultimate outcome of the matter. If, however, the claims are successful, the potential impact to the Company's consolidated financial position, results of operations and cash flows would be favorable.

In February 2013, the Company submitted a certified claim requesting a final decision on the allowability and allocability of certain post-Katrina depreciation and other Katrina-related expenses and on the apportionment of insurance proceeds. In October 2013, the Company received a Contracting Officer's Final Decision ("COFD") disallowing certain post-Katrina depreciation costs and other Katrina-related expenses, as well as providing direction on the apportionment of Katrina-related insurance recoveries. The Company has the right to appeal the COFD and is currently evaluating its options, however, the 2013 financial results reflect disallowances as indicated in the COFD. The Company recorded a net $64 million favorable impact to operating income for the year ended December 31, 2013, for hurricane insurance recoveries and customer direction on disallowances and  apportionment of Katrina related insurance recoveries discussed above.

18. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Benefits accruing under the traditional years of service and compensation formula were grandfathered and, since 2009, have been replaced with a cash balance feature. Except for major collectively bargained plans, our qualified defined benefit pension plans are frozen to new entrants. The Company's policy is to fund its qualified defined benefit pension plans at least to the minimum amounts required under U.S. Government regulations.

The Company sponsors 401(k) defined contribution plans in which most employees, including certain union employees, are eligible to participate. Company contributions for most defined contribution plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution benefit formula, non-union represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution plans for the years ended December 31, 2013, 2012 and 2011, were $61 million, $56 million and $55 million, respectively.

The Company provides supplemental pension plans for certain officers. The related liability was $104 million and $113 million as of December 31, 2013 and 2012, respectively. Certain of these plans are funded through rabbi trusts.

The Company provides contributory postretirement health care and life insurance benefits to a dominantly closed group of eligible employees, retirees, and their qualifying dependents. Covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age, years of service, and grandfathered requirements. Benefits are not guaranteed, and the Company reserves the right to amend or terminate coverage at any time. The Company's contributions for health care benefits are subject to caps, which limit Company contributions when spending thresholds are reached.

The measurement date for all of the Company's retirement plans is December 31. The cost of the Company's defined benefit plans and other postretirement plans for the years ended December 31, 2013, 2012 and 2011, was as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$147	$133	$125	$21	$15	$15
Interest cost	215	212	199	33	40	44
Expected return on plan assets	(289)	(267)	(266)	—	—	—
Amortization of prior service cost (credit)	18	12	12	(21)	(7)	(7)
Amortization of net actuarial loss (gain)	118	77	33	16	13	12
Curtailments	(1)	—	—	—	—	—
Net periodic benefit cost	$208	$167	$103	$49	$61	$64

The funded status of the Company's plans as of December 31, 2013 and 2012, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,061	$4,123	$965	$835
Service cost	147	133	21	15
Interest cost	215	212	33	40
Plan participants' contributions	9	8	18	18
Plan amendments	66	—	(145)	(11)
Actuarial loss (gain)	(600)	728	(220)	118
Benefits paid	(154)	(138)	(59)	(55)
Curtailments	(14)	(5)	—	—
Medicare Part D subsidy	—	—	3	5
Benefit obligation at end of year	4,730	5,061	616	965
Change in Plan Assets
Fair value of plan assets at beginning of year	3,745	3,238	—	1
Gain on plan assets	405	396	—	—
Employer contributions	305	239	38	31
Plan participants' contributions	9	8	18	18
Benefits paid	(154)	(138)	(59)	(55)
Transfers	—	2	—	—
Medicare Part D subsidy	—	—	3	5
Fair value of plan assets at end of year	4,310	3,745	—	—
Funded status	$(420)	$(1,316)	$(616)	$(965)

Amounts Recognized in the Consolidated Statements of Financial Position:
Pension plan assets	$124	$—	$—	$—
Current liability (1)	(15)	(15)	(139)	(166)
Non-current liability (2)	(529)	(1,301)	(477)	(799)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	124	75	(152)	(27)
Net actuarial loss (gain)	847	1,694	50	286

(1)	Included in other current liabilities and current portion of postretirement plan liabilities, respectively.

(2)	Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $4,626 million, $4,202 million, and $4,310 million, respectively, as of December 31, 2013, and $4,948 million, $4,431 million, and $3,745 million, respectively, as of December 31, 2012. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $3,633 million and $3,088 million, respectively, as of December 31, 2013, and $5,061 million and $3,745 million, respectively, as of December 31, 2012.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $1,581 million and $1,444 million, respectively, as of December 31, 2013, and $3,616 million and

$2,802 million, respectively, as of December 31, 2012. The ABO for all pension plans was $4,294 million and $4,529 million as of December 31, 2013 and 2012, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) are as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2013	2012	2011	2013	2012	2011
Prior service cost (credit)	$(66)	$—	$—	$145	$11	$—
Amortization of prior service cost (credit)	18	12	12	(21)	(7)	(7)
Net actuarial loss (gain)	716	(599)	(573)	220	(118)	(16)
Amortization of net actuarial loss (gain)	118	77	33	16	13	12
Other	12	7	1	1	(1)	—
Total changes in accumulated other comprehensive income (loss)	$798	$(503)	$(527)	$361	$(102)	$(11)

The amounts in accumulated other comprehensive income (loss) as of December 31, 2013, expected to be recognized as components of net periodic expense in 2014 are as follows:

($ in millions)	Pension Benefits	Other Benefits
Prior service cost (credit)	$19	$(26)
Net loss	40	—
Total	$59	$(26)

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections, including the effect of health care reform, on December 31, 2013, the Company selected an expected initial health care cost trend rate of 7.33% and an ultimate health care cost trend rate of 5.00% reached in 2022. On December 31, 2012, the Company assumed an expected initial health care cost trend rate of 7.67% and an ultimate health care cost trend rate of 5.00% reached in 2021.

The weighted average assumptions used to determine the net periodic benefit costs were as follows:

	Pension Benefits
($ in millions)	2013	2012	2011
Assumptions Used to Determine Benefit Cost for the Year Ended December 31:
Discount rate	4.27%	5.23%	5.84%
Expected long-term rate on plan assets	7.50%	8.00%	8.50%
Rate of compensation increase	3.66%	3.64%	3.43%

	Other Benefits
($ in millions)	2013	2012	2011
Assumptions Used to Determine Benefit Cost for the Year Ended December 31:
Discount rate	4.02%	4.94%	5.58%
Initial health care cost trend rate assumed for next year	7.67%	8.00%	8.00%
Gradually declining to a rate of	5.00%	5.00%	5.00%
Year in which the rate reaches the ultimate rate	2021	2018	2017

The weighted average assumptions used to determine the benefit obligations were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2013	2012	2013	2012
Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	5.27%	4.24%	5.03%	4.04%
Rate of compensation increase	3.69%	3.66%
Initial health care cost trend rate assumed for next year			7.33%	7.67%
Gradually declining to a rate of			5.00%	5.00%
Year in which the rate reaches the ultimate rate			2022	2021

A one percent change in the assumed health care cost trend rates would have the following effects on 2013 results:

	1 Percentage Point
($ in millions)	Increase	Decrease
Effect on postretirement benefit expense	$2	$(2)
Effect on postretirement benefit obligations	25	(24)

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under the Pension Protection Act of 2006 and the Moving Ahead for Progress in the 21st Century Act, defines the minimum amount that must be contributed to the Company's qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the plans' funded status. The Company made the following minimum and discretionary contributions to its pension and other postretirement plans in the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31
($ in millions)	2013	2012	2011
Pension plans
Qualified minimum	$—	$64	$—
Discretionary
Qualified	301	172	—
Non-qualified	4	3	3
Other benefit plans	38	31	33
Total contributions	$343	$270	$36

For the year ending December 31, 2014, the Company expects its cash contributions to its qualified defined benefit pension plans to be $123 million, all of which will be discretionary. For the year ending December 31, 2014, the Company expects its cash contributions to its postretirement benefit pension plans to be approximately $35 million.

In March 2013, the Company concluded negotiations on one of its collective bargaining agreements, which required an amendment to one of the Company's pension plans. As a result of the amendment, the remeasurement of the plan increased the pension liability and pre-tax accumulated other comprehensive loss by approximately $30 million.

In May 2013, the Company amended its postretirement benefit plans for salaried post-65 participants, which replaced a Company-sponsored indemnity plan with coverage offered through a third-party vendor and permanently capped the Company's contributions. As a result of the amendment, the remeasurement of the plans decreased the postretirement liability and pre-tax accumulated other comprehensive loss by approximately $177 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations as of December 31, 2013. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2014	$163	$35	$—
2015	178	37	—
2016	194	40	—
2017	212	42	—
2018	231	46	—
Years 2019 to 2023	$1,464	$262	$2

Pension Plan Assets

Pension assets include public equities, government and corporate bonds, cash and cash equivalents, private real estate funds, hedge funds, and other assets. Plan assets are held in a master trust and overseen by the Company's Investment Committee. All assets are externally managed through a combination of active and passive strategies. Managers may only invest in the asset classes for which they have been appointed.

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The plans' Investment Committee has set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2013, as follows:

	Range
U.S. equities	27	-	43%
International equities	13	-	27%
Long bonds	25	-	50%
Alternative investments	5	-	15%

The general objectives of the Company's pension asset strategy are to earn a rate of return over time to satisfy the benefit obligations of the plans, meet minimum ERISA funding requirements, and maintain sufficient liquidity to pay benefits and address other cash requirements within the master trust. Specific investment objectives include reducing the volatility of pension assets relative to benefit obligations, achieving a competitive, total investment return, achieving diversification between and within asset classes, and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified. Decisions regarding investment policies and asset allocation are made with the understanding of the historical and prospective return and risk characteristics of various asset classes, the effect of asset allocations on funded status, future Company contributions, and projected expenditures, including benefits. The Company updates its asset allocations periodically. The Company uses various analytics to determine the optimal asset mix and considers plan obligation characteristics, duration, liquidity characteristics, funding requirements, expected rates of return, regular rebalancing, and the distribution of returns. Actual allocations to each asset class could vary from target allocations due to periodic investment strategy changes, short-term market value fluctuations, the length of time it takes to fully implement investment allocation positions, such as real estate and other alternative investments, and the timing of benefit payments and Company contributions.

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

Investments in fixed-income securities are generally valued by independent pricing services or dealers who make markets in such securities. Pricing methods are based upon market transactions for comparable securities and various relationships between securities that are generally recognized by institutional traders and typically are categorized as Level 2. Fixed-income securities categorized as Level 3 typically are priced by dealers and pricing services that use pricing models that incorporate unobservable inputs.

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

Real estate funds are typically valued through updated independent third-party appraisals, which are adjusted for changes in cash flows, market conditions, property performance, and leasing status. Since real estate funds do not have readily available market quotations, they are generally valued at NAV or its equivalent, as a practical expedient, as reported by the asset manager. Redemptions from real estate funds are also subject to various restrictions. Accordingly, these investments are classified as Level 3.

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

The Company might be unable to quickly liquidate some assets at amounts close or equal to fair value in order to meet the plans' liquidity requirements or respond to specific events such as the creditworthiness of any particular issuer or counterparty. Illiquid assets are generally long-term investments that complement the long-term nature of the Company's pension obligations and are generally not used to fund benefit payments in the short term. Management monitors liquidity risk on an ongoing basis and has procedures designed to maintain flexibility in troubled markets.

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

The fair value of the Company's retirement plan assets by asset category and by valuation hierarchy Level as described in Note 2: Summary of Significant Accounting Policies were as follows:

	December 31, 2013
($ in millions)	Total	Level 1	Level 2	Level 3
Asset Category
Equity
U.S. equities (1)	$1,546	$249	$1,297	$—
International equities (1)	860	382	478	—
Fixed Income
U.S. government	156	—	156	—
U.S. agency	180	—	180	—
Non-U.S. government	66	—	66	—
Investment grade (2)	871	—	871	—
Asset backed	65	—	65	—
Non-investment grade (3)	39	—	39	—
Cash and cash equivalents (4)	75	2	73	—
Hedge funds	257	—	—	257
Real estate fund	188	—	—	188
Other (5)	7	—	7	—
Total assets at fair value	$4,310	$633	$3,232	$445

(1)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in separately managed accounts or commingled trust funds.

(2)	Investment grade fixed income securities include corporate bonds rated Baa3/BBB- or higher by one or more rating agencies.

(3)	Non-investment grade fixed income securities include corporate bonds consistently rated below Baa3/BBB- by one or more rating agencies and a high yield commingled fund.

(4)
Cash and cash equivalents are highly liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle. The Company's plan asset allocation policy does not include cash.

(5)	Other investments include swaps, options, collateral, and insurance contracts.

	December 31, 2012
($ in millions)	Total	Level 1	Level 2	Level 3
Asset Category
Equity
U.S. equities (1)	$1,222	$192	$1,030	$—
International equities (1)	694	306	388	—
Fixed Income
U.S. government	368	—	368	—
U.S. agency	186	—	186	—
Non-U.S. government	57	—	57	—
Investment grade (2)	692	—	692	—
Asset backed	74	—	74	—
Non-investment grade (3)	33	—	33	—
Cash and cash equivalents (4)	73	18	55	—
Hedge funds	181	—	—	181
Real estate fund	162	—	—	162
Other (5)	3	—	3	—
Total assets at fair value	$3,745	$516	$2,886	$343

(1)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in separately managed accounts or commingled trust funds.

(2)	Investment grade fixed income securities include corporate bonds rated Baa3/BBB- or higher by one or more rating agencies.

(3)	Non-investment grade fixed income securities include corporate bonds consistently rated below Baa3/BBB- by one or more rating agencies and a high yield commingled fund.

(4)
Cash and cash equivalents are highly liquid short-term investment funds. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle. The Company's plan asset allocation policy does not include cash.

(5)	Other investments include futures, swaps, options, and insurance contracts.

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The net fair market value of the master trust's derivatives through direct or separate account investments was $4 million and less than $1 million as of December 31, 2013 and 2012, respectively.

The following tables summarize the changes in Level 3 retirement plan assets measured at fair value for the years ended December 31, 2013 and 2012.

		Return on plan assets
		Attributable to Assets Held at December 31, 2013
	Fair Value at December 31, 2012		Attributable to Assets Sold			Transfers		Fair Value at December 31, 2013
						Into	(Out) of
($ in millions)				Purchases	Sales	Level 3	Level 3
Asset Category:
Hedge funds	$181	$16	$—	$60	$—	$—	$—	$257
Real estate fund	162	26	—	—	—	—	—	188
Total Level 3 fair value	$343	$42	$—	$60	$—	$—	$—	$445

		Return on plan assets
		Attributable to Assets Held at December 31, 2012
	Fair Value at December 31, 2011		Attributable to Assets Sold			Transfers		Fair Value at December 31, 2012
						Into	(Out) of
($ in millions)				Purchases	Sales	Level 3	Level 3
Asset Category:
Hedge funds	149	12	—	20	—	—	—	181
Real estate fund	—	12	—	150	—	—	—	162
Total Level 3 fair value	$149	$24	$—	$170	$—	$—	$—	$343

19. STOCK COMPENSATION PLANS

As of December 31, 2013, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan") and the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan").

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

The 2012 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant. Stock awards, in the form of RPSRs and RSRs, are granted to key employees and members of the board of directors without payment to the Company. The fair value of the performance-based stock awards is determined based on the closing market price of HII's common stock on the grant date. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance and/or service criteria. The 2012 Plan authorized (i) 3.4 million new shares; plus (ii) any shares subject to outstanding awards under the 2011 Plan that are subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2011 Plan that are subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2013, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2012 Plan was 2.8 million.

The 2011 Plan permitted the awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant was made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant, with the exception of options issued at the time of the spin-off in exchange for Northrop Grumman stock options. Stock awards, in the form of RPSRs and RSRs, were granted to key employees and members of the board of directors without payment to the Company. The fair value of the performance-based stock awards was determined based on the closing market price of HII's common stock on the grant date. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance and/or service criteria.

In addition to the grants resulting from the conversion of Northrop Grumman awards discussed below, the Company issued the following awards in the years ended December 31, 2013, 2012 and 2011:

Restricted Performance Stock Rights - For the year ended December 31, 2013, the Company granted approximately 0.4 million RPSRs at a weighted average share price of $44.67. These rights are subject to cliff vesting on December 31, 2015. For the year ended December 31, 2012, the Company granted approximately 0.6 million RPSRs at a weighted average share price of $34.71. These rights are subject to cliff vesting on December 31, 2014. For the year ended December 31, 2011, the Company granted approximately 0.5 million RPSRs at a weighted average share price of $41.45. These rights were fully vested as of December 31, 2013. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grant are expected to ultimately vest.

Restricted Stock Rights - In connection with the spin-off, retention stock awards were granted to key employees to ensure a successful transition and business continuity. On March 31, 2011, the Company granted 0.7 million restricted stock rights at a share price of $41.50, with cliff vesting three years from the grant date. As of December 31, 2013, 0.6 million restricted stock rights were outstanding.

Stock Rights - The Company granted stock rights to its non-employee directors on January 2, 2013, April 1, 2013, July 1, 2013, and October 1, 2013, with each grant less than 10,000 shares. The Company granted stock rights to its non-employee directors on January 2, 2012, April 2, 2012, July 2, 2012, and October 2, 2012, with each grant less than 10,000 shares. In connection with the spin off, the Company granted 36,000 stock rights to its non-employee directors. Additional grants of stock rights were made to non-employee directors on April 1, 2011, July 2, 2011, and October 3, 2011, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date, but shares to settle such vested stock rights are not issued until the end of a non-employee director's service on the board.

Effect of the Spin-Off

Prior to the spin-off, HII's current and former employees participated in certain of Northrop Grumman's stock-based award plans (the "Northrop Grumman Plan"). As of the date of the spin-off, the shares, options, and rights under the Northrop Grumman Plan were converted to shares, options, and rights under the 2011 Plan. The conversion was effected so that the outstanding stock-based awards held by the Company's current and former employees on the distribution date were adjusted to reflect the value of the distribution, such that the intrinsic value of the awards was not diluted at the time of, and due to, the separation. This was achieved using the conversion rate included in the spin-off agreement. Unless otherwise stated, share amounts and share prices detailed below were retroactively adjusted to reflect the impact of the conversion. The Company measured the fair value of the awards immediately before and after the conversion, and there was no incremental compensation expense associated with the conversion.

The following is a description of the Northrop Grumman Plan awards, which were converted into awards under the 2011 Plan.

Converted Stock Options - As of the date of the spin-off, outstanding options held by HII's current and former employees under the Northrop Grumman Plan were converted to options of HII under the 2011 Plan. Based on the conversion factor of 1.65, included in the spin-off agreement, approximately 1.0 million options in the Northrop Grumman Plan were converted into approximately 1.6 million options under the 2011 Plan, approximately 1.4 million of which were fully vested at the time of conversion. Outstanding stock options granted prior to 2008 generally vest in 25% increments over four years from the grant date and expire ten years after the grant date. Stock options granted in 2008 and later vest in 33% increments over three years from the grant date and expire seven years after the grant date. The cumulative intrinsic value of the options at conversion was maintained in the conversion, and totaled $15 million at March 31, 2011.

Converted Restricted Performance Stock Rights - As of the date of the spin-off, outstanding RPSRs in the Northrop Grumman Plan were converted to 1.2 million RPSRs of HII under the 2011 Plan. Under the Northrop Grumman Plan, those rights were subject to performance criteria, which impact the ultimate number of shares that vest. Upon conversion, a portion of the performance factors for these converted RPSRs were fixed based on the achievement of pre-spin-off targets under the Northrop Grumman Plan and continued to vest subject to continued service. The remaining portion of the performance factors for these converted RPSRs were subject to continued performance targets established by the Company. All converted RPSRs were fully vested as of December 31, 2013.

Compensation Expense

The Company recorded $44 million, $41 million and $46 million of expense related to stock-based compensation in the years ended December 31, 2013, 2012 and 2011, respectively, of which $44 million, $40 million and $45 million, respectively, related to stock awards and $1 million in each of the years ended December 31, 2012 and 2011, related to stock options. The Company recorded $17 million, $16 million and $16 million as a tax benefit related to stock-based compensation in the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recognized tax benefits in the years ended December 31, 2013, 2012 and 2011, of $32 million, $14 million and $10 million, respectively, from the issuance of stock in settlement of RPSRs and RSRs, and $4 million, $1 million and $2 million in the years ended December 31, 2013, 2012 and 2011, respectively, from the exercise of stock options.

Unrecognized Compensation Expense

As of December 31, 2013, the Company had no unrecognized compensation expense related to stock option awards. Compensation expense for stock options was fully recognized as of December 31, 2013.

In addition, as of December 31, 2013, the Company had $2 million of unrecognized compensation expense associated with the RSRs granted in 2011, which will be recognized over a period of 0.3 years, and $21 million of unrecognized expense associated with the RPSRs granted in 2013, 2012 and 2011, which will be recognized over a weighted average period of 1.5 years.

Stock Options

Compensation expense for the outstanding converted stock options was determined at the time of grant by Northrop Grumman. No options were granted during the years ended December 31, 2013, 2012 and 2011. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the options. The fair value of each of the stock option awards was estimated on the date of grant using a Black-Scholes option pricing model.

The stock option activity for the years ended December 31, 2013, 2012 and 2011, was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at March 31, 2011	1,647	$34.05	3.6 years	$—
Exercised	(64)	28.10
Outstanding at December 31, 2011	1,583	33.27	2.9 years	(3)
Exercised	(405)	33.04
Canceled and Forfeited	(12)	34.01
Outstanding at December 31, 2012	1,166	34.67	2.6 years	12
Exercised	(346)	29.66
Canceled and Forfeited	(1)	28.51
Outstanding at December 31, 2013	819	$35.01	2.1 years	$45
Vested at December 31, 2013	819	$35.01	2.1 years	$45

The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $11 million, $3 million and less than $1 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or at period end for outstanding options, less the applicable exercise price. The Company issued new shares to satisfy exercised options.

Stock Awards

Stock awards include RPSRs, RSRs, and stock rights. The fair value of stock awards is determined based on the closing market price of the Company's common stock on the grant date. Compensation expense for stock awards is measured based on the grant date fair value and recognized over the vesting period, generally three years.

For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management's expectations regarding the relevant service or performance criteria.

The stock award activity for the years ended December 31, 2013, 2012 and 2011, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at March 31, 2011	1,237	$31.89	1.3 years
Granted	1,213	41.38
Adjustment due to performance	483	35.91
Vested	(827)	27.23
Forfeited	(16)	39.67
Outstanding at December 31, 2011	2,090	39.69	1.8 years
Granted	581	36.04
Adjustment due to performance	164	37.25
Vested	(881)	37.27
Forfeited	(53)	40.01
Outstanding at December 31, 2012	1,901	39.92	1.4 years
Granted	456	46.51
Adjustment due to performance	315	41.41
Vested	(931)	41.41
Forfeited	(68)	40.23
Outstanding at December 31, 2013	1,673	$40.92	1.0 year

Vested awards include stock awards that fully vest during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2013 are based on two metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension weighted at 50% and pension-adjusted return on invested capital weighted at 50%. The performance goals for outstanding RPSRs granted in 2012 and 2011 are based on two metrics as defined in the grant agreements: cumulative operating margin weighted at 50% and cumulative free cash flow weighted at 50%.

20. RELATED PARTY TRANSACTIONS AND FORMER PARENT COMPANY EQUITY

Northrop Grumman Transitional Services - Post-Spin-Off

In connection with the spin-off, HII entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provided HII at cost with certain enterprise shared services (including information technology, resource planning, financial, procurement, and human resource services), benefits support services, and other specified services. The term of the Transition Services Agreement ended on October 9, 2012. For the years ended December 31, 2012 and 2011, costs incurred for these services under the Transition Services Agreement were approximately $20 million and $75 million, respectively.

Allocation of General Corporate Expenses - Pre-Spin-Off

The consolidated financial statements for the period from January 1, 2011, to March 30, 2011, the date of the spin-off, reflect an allocation of general corporate expenses from Northrop Grumman. These costs were historically allocated to HII's contracts, unless prohibited by the FAR, and generally fall into one of the following categories:

Northrop Grumman management and support services - This category includes costs for functions such as human resources, treasury, risk management, internal audit, finance, tax, legal, executive office, and other administrative support. Human resources, employee benefits administration, treasury, and risk management were generally allocated to the Company based on relative gross payroll dollars; internal audit was generally allocated based on audit hours incurred related to the Company; and the remaining costs were generally allocated using a three-factor-formula that considered the Company's relative amounts of revenues, payroll, and average asset balances as compared with the total value of these factors for all Northrop Grumman entities utilizing these support services (the

"Three Factor Formula"). The consolidated financial statements include Northrop Grumman management and support services allocations totaling $32 million for the year ended December 31, 2011.

Shared services and infrastructure costs - This category includes costs for functions such as information technology support, systems maintenance, telecommunications, procurement and other shared services while HII was a subsidiary of Northrop Grumman. These costs were generally allocated to the Company using the Three Factor Formula or based on usage. The consolidated financial statements reflect shared services and infrastructure costs allocations totaling $80 million for the year ended December 31, 2011.

Northrop Grumman-provided benefits - This category includes costs for group medical, dental and vision insurance, 401(k) savings plan, pension and postretirement benefits, incentive compensation and other benefits. These costs were generally allocated to the Company based on specific identification of the benefits provided to Company employees participating in these benefit plans. The consolidated financial statements include Northrop Grumman-provided benefits allocations totaling $169 million for the year ended December 31, 2011.

Management believes that the methods of allocating these costs are reasonable, consistent with past practices, and in conformity with cost allocation requirements of CAS or the FAR.

Related Party Sales and Cost of Sales

Prior to the spin-off, HII purchased and sold certain products and services from and to other Northrop Grumman entities. Purchases of products and services from these affiliated entities, which were recorded at cost, were $44 million for the year ended December 31, 2011. Sales of products and services to these entities were $1 million for the year ended December 31, 2011.

Former Parent's Equity in Unit

Transactions between HII and Northrop Grumman prior to the spin-off have been included in the consolidated financial statements and were effectively settled for cash at the time the transaction was recorded. The net effect of the settlement of these transactions is reflected as Former Parent's Equity in Unit in the consolidated statement of changes in equity.

21. UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2013 and 2012, are set forth in the following tables:

	Year Ended December 31, 2013
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$1,562	$1,683	$1,637	$1,938
Operating income (loss)	95	116	127	174
Earnings (loss) before income taxes	65	87	99	143
Net earnings (loss)	44	57	69	91
Dividends declared per share	$0.10	$0.10	$0.10	$0.20
Basic earnings (loss) per share	$0.88	$1.14	$1.38	$1.86
Diluted earnings (loss) per share	$0.87	$1.12	$1.36	$1.82

	Year Ended December 31, 2012
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$1,568	$1,721	$1,596	$1,823
Operating income (loss)	80	106	66	106
Earnings (loss) before income taxes	50	77	37	77
Net earnings (loss)	33	50	13	50
Dividends declared per share	$—	$—	$—	$0.10
Basic earnings (loss) per share	$0.67	$1.01	$0.26	$1.01
Diluted earnings (loss) per share	$0.67	$1.00	$0.26	$0.98

22. SUBSIDIARY GUARANTORS

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

Set forth below are the condensed consolidating statements of operations and comprehensive income for the years ended December 31, 2013 and 2012, condensed consolidating statements of financial position as of December 31, 2013, and December 31, 2012, and the condensed consolidating statements of cash flows for the years ended December 31, 2013 and 2012, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries:

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$5,801	$—	$—	$5,801
Service revenues	—	1,019	24	(24)	1,019
Total sales and service revenues	—	6,820	24	(24)	6,820
Cost of sales and service revenues
Cost of product sales	—	4,695	—	—	4,695
Cost of service revenues	—	888	24	(24)	888
Income (loss) from operating investments, net	—	14	—	—	14
General and administrative expenses	—	739	—	—	739
Operating income (loss)	—	512	—	—	512
Interest expense	(110)	(8)	—	—	(118)
Other income, net	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	334	—	—	(334)	—
Earnings (loss) before income taxes	224	504	—	(334)	394
Federal income taxes	(37)	170	—	—	133
Net earnings (loss)	$261	$334	$—	$(334)	$261
Other comprehensive income (loss), net of tax	705	705	—	(705)	705
Comprehensive income (loss)	$966	$1,039	$—	$(1,039)	$966

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$5,755	$—	$—	$5,755
Service revenues	—	953	19	(19)	953
Total sales and service revenues	—	6,708	19	(19)	6,708
Cost of sales and service revenues
Cost of product sales	—	4,827	—	—	4,827
Cost of service revenues	—	802	19	(19)	802
Income (loss) from operating investments, net	—	18	—	—	18
General and administrative expenses	—	739	—	—	739
Operating income (loss)	—	358	—	—	358
Interest expense	(111)	(6)	—	—	(117)
Equity in earnings (loss) of subsidiaries	213	—	—	(213)	—
Earnings (loss) before income taxes	102	352	—	(213)	241
Federal income taxes	(44)	139	—	—	95
Net earnings (loss)	$146	$213	$—	$(213)	$146
Other comprehensive income (loss), net of tax	(364)	(364)	—	364	(364)
Comprehensive income (loss)	$(218)	$(151)	$—	$151	$(218)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$5,676	$—	$—	$5,676
Service revenues	—	899	—	—	899
Total sales and service revenues	—	6,575	—	—	6,575
Cost of sales and service revenues
Cost of product sales	—	4,794	—	—	4,794
Cost of service revenues	—	777	—	—	777
Income (loss) from operating investments, net	—	20	—	—	20
General and administrative expenses	—	634	—	—	634
Goodwill impairment	—	290	—	—	290
Operating income (loss)	—	100	—	—	100
Interest expense	(89)	(15)	—	—	(104)
Equity in earnings (loss) of subsidiaries	(42)	—	—	42	—
Earnings (loss) before income taxes	(131)	85	—	42	(4)
Federal income taxes	(31)	127	—	—	96
Net earnings (loss)	$(100)	$(42)	$—	$42	$(100)
Other comprehensive income (loss), net of tax	(330)	(330)	—	330	(330)
Comprehensive income (loss)	$(430)	$(372)	$—	$372	$(430)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,042	$—	$1	$—	$1,043
Accounts receivable, net	—	1,123	—	—	1,123
Inventoried costs, net	—	311	—	—	311
Deferred income taxes	—	170	—	—	170
Prepaid expenses and other current assets	—	30	5	(6)	29
Total current assets	1,042	1,634	6	(6)	2,676
Property, plant, and equipment, net	—	1,897	—	—	1,897
Other Assets
Goodwill	—	881	—	—	881
Other purchased intangibles, net of accumulated amortization	—	528	—	—	528
Pension plan asset	—	124	—	—	124
Miscellaneous other assets	35	84	—	—	119
Investment in subsidiaries	3,295	—	—	(3,295)	—
Intercompany receivables	—	1,152	—	(1,152)	—
Total other assets	3,330	2,769	—	(4,447)	1,652
Total assets	$4,372	$6,300	$6	$(4,453)	$6,225

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$337	$—	$—	$337
Accrued employees’ compensation	—	230	—	—	230
Current portion of long-term debt	79	—	—	—	79
Current portion of workers’ compensation liabilities	—	230	—	—	230
Current portion of postretirement plan liabilities	—	139	—	—	139
Advance payments and billings in excess of revenues	—	115	—	—	115
Other current liabilities	25	237	6	(6)	262
Total current liabilities	104	1,288	6	(6)	1,392
Long-term debt	1,595	105	—	—	1,700
Other postretirement plan liabilities	—	477	—	—	477
Pension plan liabilities	—	529	—	—	529
Workers’ compensation liabilities	—	419	—	—	419
Deferred tax liabilities	—	83	—	—	83
Other long-term liabilities	—	104	—	—	104
Intercompany liabilities	1,152	—	—	(1,152)	—
Total liabilities	2,851	3,005	6	(1,158)	4,704
Stockholders’ equity	1,521	3,295	—	(3,295)	1,521
Total liabilities and stockholders’ equity	$4,372	$6,300	$6	$(4,453)	$6,225

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,056	$—	$1	$—	$1,057
Accounts receivable, net	—	905	—	—	905
Inventoried costs, net	—	288	—	—	288
Deferred income taxes	—	213	—	—	213
Prepaid expenses and other current assets	—	22	4	(5)	21
Total current assets	1,056	1,428	5	(5)	2,484
Property, plant, and equipment, net	—	2,034	—	—	2,034
Other Assets
Goodwill	—	881	—	—	881
Other purchased intangibles, net of accumulated amortization	—	548	—	—	548
Miscellaneous other assets	39	406	—	—	445
Investment in subsidiaries	2,282	—	—	(2,282)	—
Intercompany receivables	—	960	—	(960)	—
Total other assets	2,321	2,795	—	(3,242)	1,874
Total assets	$3,377	$6,257	$5	$(3,247)	$6,392

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$377	$—	$—	$377
Accrued employees’ compensation	—	235	—	—	235
Current portion of long-term debt	51	—	—	—	51
Current portion of workers’ compensation liabilities	—	216	—	—	216
Current portion of postretirement plan liabilities	—	166	—	—	166
Advance payments and billings in excess of revenues	—	134	—	—	134
Other current liabilities	25	180	5	(5)	205
Total current liabilities	76	1,308	5	(5)	1,384
Long-term debt	1,674	105	—	—	1,779
Other postretirement plan liabilities	—	799	—	—	799
Pension plan liabilities	—	1,301	—	—	1,301
Workers’ compensation liabilities	—	403	—	—	403
Other long-term liabilities	—	59	—	—	59
Intercompany liabilities	960	—	—	(960)	—
Total liabilities	2,710	3,975	5	(965)	5,725
Stockholders’ equity	667	2,282	—	(2,282)	667
Total liabilities and stockholders’ equity	$3,377	$6,257	$5	$(3,247)	$6,392

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(72)	$308	$—	$—	$236
Investing Activities
Additions to property, plant, and equipment	—	(139)	—	—	(139)
Proceeds from insurance settlement	—	58	—	—	58
Net cash provided by (used in) investing activities	—	(81)	—	—	(81)
Financing Activities
Repayment of long-term debt	(51)	—	—	—	(51)
Debt issuance costs	(5)	—	—	—	(5)
Repurchases of common stock	(119)	—	—	—	(119)
Dividends paid	(25)	—	—	—	(25)
Proceeds from stock option exercises	7	—	—	—	7
Excess tax benefit related to stock-based compensation	—	24	—	—	24
Cash sweep/funding by parent	251	(251)	—	—	—
Net cash provided by (used in) financing activities	58	(227)	—	—	(169)
Change in cash and cash equivalents	(14)	—	—	—	(14)
Cash and cash equivalents, beginning of period	1,056	—	1	—	1,057
Cash and cash equivalents, end of period	$1,042	$—	$1	$—	$1,043

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(62)	$393	$1	$—	$332
Investing Activities
Additions to property, plant, and equipment	—	(162)	—	—	(162)
Net cash provided by (used in) investing activities	—	(162)	—	—	(162)
Financing Activities
Repayment of long-term debt	(29)	—	—	—	(29)
Repurchases of common stock	(1)	—	—	—	(1)
Dividends paid	(5)	—	—	—	(5)
Proceeds from stock option exercises	7	—	—	—	7
Cash sweep/funding by parent	231	(231)	—	—	—
Net cash provided by (used in) financing activities	203	(231)	—	—	(28)
Change in cash and cash equivalents	141	—	1	—	142
Cash and cash equivalents, beginning of period	915	—	—	—	915
Cash and cash equivalents, end of period	$1,056	$—	$1	$—	$1,057

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(47)	$575	$—	$—	$528
Investing Activities
Additions to property, plant, and equipment	—	(197)	—	—	(197)
Net cash provided by (used in) investing activities	—	(197)	—	—	(197)
Financing Activities
Proceeds from issuance of long-term debt	1,775	—	—	—	1,775
Repayment of long-term debt	(22)	—	—	—	(22)
Debt issuance costs	(54)	—	—	—	(54)
Repayment of notes payable to former parent and accrued interest	—	(954)	—	—	(954)
Dividend to former parent in connection with spin-off	(1,429)	—	—	—	(1,429)
Proceeds from stock option exercises	2	—	—	—	2
Net transfers from (to) former parent	—	1,266	—	—	1,266
Cash sweep/funding by parent	690	(690)	—	—	—
Net cash provided by (used in) financing activities	962	(378)	—	—	584
Change in cash and cash equivalents	915	—	—	—	915
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$915	$—	$—	$—	$915

23. SUBSEQUENT EVENT

On January 2, 2014, the Company completed the acquisition of the outstanding equity of The S.M. Stoller Corporation ("Stoller"), a privately held company, pursuant to a stock purchase agreement ("Purchase Agreement") between Huntington Ingalls Industries Energy and Environmental Services, Inc., a newly formed Delaware corporation and wholly owned subsidiary of HII, and Stoller Holdings, LLC (“Stoller Holdings”), the sole stockholder of Stoller. Stoller is a provider of environmental, nuclear, and technical consulting and engineering services to the Department of Energy, Department of Defense, and the private sector. The acquisition is consistent with the Company's strategy to utilize its nuclear and energy related expertise developed through its shipbuilding activities to expand our position in the energy marketplace.

The Company funded the acquisition with cash on hand. The initial aggregate purchase price of $53.7 million may increase or decrease subject to a net working capital adjustment, and did not include any contingent consideration. An aggregate of $7.7 million of the purchase price was placed into escrow to satisfy potential indemnification obligations of Stoller Holdings. The escrowed funds will be released in varying amounts periodically over 45 months following the closing date. The Company incurred approximately $0.6 million of acquisition costs in connection with the transaction, which are included within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013.

The Company has not completed the purchase price allocation to the underlying assets and liabilities due to potential adjustments upon finalization of the net working capital adjustment and the fair value of the assets acquired and liabilities assumed. The Company anticipates that the majority of the purchase price will be allocated to goodwill and other intangible assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2013. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control – Integrated Framework (1992), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

/s/ C. Michael Petters	/s/ Barbara A. Niland
C. Michael Petters	Barbara A. Niland
President and Chief Executive Officer	Corporate Vice President, Business Management and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Executive Officers

Information regarding our executive officers may be found under Item 4A.

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

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

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table presents the equity securities available for issuance under our equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,956,907	$35.01	2,786,760
Equity compensation plans not approved by security holders(3)	—	—	—
Total	2,956,907	$35.01	2,786,760
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. Of these shares, 818,723 were subject to stock options, 1,002,217 were subject to outstanding restricted performance stock rights, 602,400 were restricted stock rights, and 63,022 were stock rights granted under the 2011 Plan. In addition, this number includes 24,428 stock rights and 446,117 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement.
(2) This is the weighted average exercise price of the 818,723 outstanding stock options only.
(3) There are no awards made under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2011
Valuation allowance for deferred tax assets	$—	$18	$—	$18
Year Ended December 31, 2012
Valuation allowance for deferred tax assets	18	3	—	21
Year Ended December 31, 2013
Valuation allowance for deferred tax assets	$21	$(9)	$—	$12
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

10.1
Amended and Restated Credit Agreement, dated as of November 6, 2013, among Huntington Ingalls Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and a swingline lender, and Wells Fargo Bank, N.A., as a swingline lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2013).

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

10.18*
Huntington Ingalls Industries Supplemental Plan 2 (incorporated by reference to Exhibit 10.16 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011) and Amendment to Appendix G to the plan.

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

10.30*
Form of Award Certificate applicable to Non-Employee Director Stock Units Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 27, 2013).

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

10.34*
Amendment to Terms and Conditions Applicable to 2012, 2013 and 2014 Restricted Performance Stock Rights of Irwin F. Edenzon (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2013).

10.35*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012).

10.36*	Performance-based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012).

11	Computation of Per Share Earnings (provided in Note 7 of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share”).

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2014.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters	President, Chief Executive Officer and Director
C. Michael Petters	(Principal Executive Officer)	February 27, 2014

/s/ Barbara A. Niland	Corporate Vice President, Business
Barbara A. Niland	Management and Chief Financial Officer
	(Principal Financial Officer)	February 27, 2014

/s/ Douglass L. Fontaine II	Corporate Vice President, Controller
Douglass L. Fontaine II	and Chief Accounting Officer
	(Principal Accounting Officer)	February 27, 2014
/s/ Thomas B. Fargo
Thomas B. Fargo	Chairman	February 27, 2014

/s/ Robert F. Bruner
Robert F. Bruner	Director	February 27, 2014

/s/ Artur G. Davis
Artur G. Davis	Director	February 27, 2014

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 27, 2014

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 27, 2014

/s/ Paul D. Miller
Paul D. Miller	Director	February 27, 2014

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 27, 2014

/s/ Karl M. von der Heyden
Karl M. von der Heyden	Director	February 27, 2014