Form 10-Q
period 2014-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2014-05-08
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of May 2, 2014, 49,107,797 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2014	2013
Sales and service revenues
Product sales	$1,332	$1,321
Service revenues	262	241
Total sales and service revenues	1,594	1,562
Cost of sales and service revenues
Cost of product sales	1,060	1,086
Cost of service revenues	227	213
Income (loss) from operating investments, net	2	2
General and administrative expenses	150	170
Operating income (loss)	159	95
Other income (expense)
Interest expense	(27)	(30)
Earnings (loss) before income taxes	132	65
Federal income taxes	42	21
Net earnings (loss)	$90	$44

Basic earnings (loss) per share	$1.83	$0.88
Weighted-average common shares outstanding	49.1	49.8

Diluted earnings (loss) per share	$1.81	$0.87
Weighted-average diluted shares outstanding	49.7	50.3

Dividends declared per share	$0.20	$0.10

Net earnings (loss) from above	$90	$44
Other comprehensive income (loss)
Change in unamortized benefit plan costs	8	5
Other	1	2
Tax benefit (expense) for items of other comprehensive income	(3)	(5)
Other comprehensive income (loss), net of tax	6	2
Comprehensive income (loss)	$96	$46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31 2014	December 31 2013
Assets
Current Assets
Cash and cash equivalents	$742	$1,043
Accounts receivable, net	1,299	1,123
Inventoried costs, net	315	311
Deferred income taxes	163	170
Prepaid expenses and other current assets	25	29
Total current assets	2,544	2,676
Property, plant, and equipment, net of accumulated depreciation of $1,456 million as of 2014 and $1,404 million as of 2013	1,856	1,897
Goodwill	922	881
Other purchased intangibles, net	528	528
Pension plan assets	126	124
Miscellaneous other assets	131	119
Total assets	$6,107	$6,225
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$263	$337
Accrued employees’ compensation	194	230
Current portion of long-term debt	79	79
Current portion of postretirement plan liabilities	139	139
Current portion of workers’ compensation liabilities	232	230
Advance payments and billings in excess of revenues	78	115
Other current liabilities	255	262
Total current liabilities	1,240	1,392
Long-term debt	1,700	1,700
Pension plan liabilities	506	529
Other postretirement plan liabilities	480	477
Workers’ compensation liabilities	422	419
Deferred tax liabilities	92	83
Other long-term liabilities	106	104
Total liabilities	4,546	4,704
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 51.1 million issued and 49.2 million outstanding as of March 31, 2014, and 50.5 million issued and 48.7 million outstanding as of December 31, 2013	1	1
Additional paid-in capital	1,904	1,925
Retained earnings (deficit)	316	236
Treasury stock	(145)	(120)
Accumulated other comprehensive income (loss)	(515)	(521)
Total stockholders’ equity	1,561	1,521
Total liabilities and stockholders’ equity	$6,107	$6,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2014	2013
Operating Activities
Net earnings (loss)	$90	$44
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	54	43
Amortization of purchased intangibles	6	6
Amortization of debt issuance costs	3	2
Stock-based compensation	5	9
Excess tax benefit related to stock-based compensation	(2)	(3)
Deferred income taxes	8	14
Change in
Accounts receivable	(162)	(294)
Inventoried costs	(2)	(17)
Prepaid expenses and other assets	(4)	—
Accounts payable and accruals	(197)	(194)
Retiree benefits	(13)	28
Net cash provided by (used in) operating activities	(214)	(362)
Investing Activities
Additions to property, plant, and equipment	(24)	(30)
Acquisitions of businesses, net of cash received	(46)	—
Net cash provided by (used in) investing activities	(70)	(30)
Financing Activities
Repayment of long-term debt	—	(13)
Dividends paid	(10)	(5)
Repurchases of common stock	(10)	—
Proceeds from stock option exercises	1	2
Excess tax benefit related to stock-based compensation	2	3
Net cash provided by (used in) financing activities	(17)	(13)
Change in cash and cash equivalents	(301)	(405)
Cash and cash equivalents, beginning of period	1,043	1,057
Cash and cash equivalents, end of period	$742	$652
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$30	$13
Cash paid for interest	$45	$46
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2014 and 2013 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2012	$—	$1,894	$—	$(1)	$(1,226)	$667
Net earnings (loss)	—	—	44	—	—	44
Dividends declared ($0.10 per share)	—	—	(5)	—	—	(5)
Additional paid-in capital	—	(2)	—	—	—	(2)
Other comprehensive income (loss), net of tax	—	—	—	—	2	2
Common stock	1	—	—	—	—	1
Balance as of March 31, 2013	$1	$1,892	$39	$(1)	$(1,224)	$707

Balance as of December 31, 2013	$1	$1,925	$236	$(120)	$(521)	$1,521
Net earnings (loss)	—	—	90	—	—	90
Dividends declared ($0.20 per share)	—	—	(10)	—	—	(10)
Additional paid-in capital	—	(21)	—	—	—	(21)
Other comprehensive income (loss), net of tax	—	—	—	—	6	6
Treasury stock activity	—	—	—	(25)	—	(25)
Balance as of March 31, 2014	$1	$1,904	$316	$(145)	$(515)	$1,561

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

In 2014, the Company realigned its segments in order to optimize its operating structure. Reclassifications of prior year financial information have been made to conform to the current year presentation. None of the changes impacted the Company's previously reported consolidated financial position, results of operations or cash flows. See Note 9: Segment Information for a full description of the segment realignments.

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended March 31, 2014 and 2013, net cumulative catch-up adjustments increased operating income by $44 million and $30 million, respectively, and increased diluted earnings per share by $0.58 and $0.39, respectively.

Fair Value of Financial Instruments - Except for long-term debt and available-for-sale securities held in trust, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments.

The Company maintains multiple rabbi trusts established to fund certain non-qualified pension plans. These trusts consist of available-for-sale investments primarily in marketable securities. The assets are held at fair value, and nearly all investments held in the trusts are valued within Level 1 of the fair value hierarchy. The rabbi trusts were valued at $41 million and $40 million as of March 31, 2014 and December 31, 2013, respectively, and are presented within miscellaneous other assets within the Consolidated Statements of Financial Position.

3. ACCOUNTING STANDARDS UPDATES

Accounting standards updates issued but not effective until after March 31, 2014, are not expected to have a significant effect on the Company's consolidated financial position, results of operations or cash flows.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls military shipbuilding operations by winding down military shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. The Company intends to build future LPD-class ships at the Company's Pascagoula, Mississippi facility, although the Company is utilizing the Avondale facility in 2014 to complete construction of certain LPD assemblies. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity.

In connection with and as a result of the decision to wind down military shipbuilding at the Avondale, Louisiana facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. Management's current estimate of these expenditures is $284 million. Such costs are expected to be recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with Federal Acquisition Regulation ("FAR") provisions for the treatment of restructuring and shutdown related costs. The Company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts.

The Defense Contract Audit Agency ("DCAA"), a DoD agency, prepared an initial audit report on the Company's July 30, 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. The Company submitted a revised proposal in March 2014 to address the concerns of the DCAA and to reflect a revised estimated total cost of $284 million.

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

Although closure is still the baseline assumption for Avondale, the Company is pursuing other opportunities to utilize this facility. In April 2014, the Company announced it would conduct a study with Kinder Morgan Energy Partners, L.P. to explore and evaluate best-use opportunities for the facility. In September 2013, the New Orleans Metals Trades ratified a new labor agreement in connection with the Company's pursuit of other opportunities at Avondale. Ultimately, if the Company is successful in pursuing such opportunities, and Avondale were to remain open, the Company would submit a revised restructuring proposal to the U.S. Navy consistent with this change. In such event, the Company expects the total estimated restructuring costs would decrease. While the restructuring costs that are currently capitalized, consisting primarily of severance and retention payments as well as retired fixed assets, should remain recoverable under existing or future U.S. Navy contracts, other costs would remain as part of the Avondale cost structure associated with Avondale's new line of business.

The following table summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of March 31, 2014 and 2013, these costs were comprised primarily of employee severance and retention payments as well as incentive bonuses. As of March 31, 2014, and December 31, 2013, $169 million and $180 million, respectively, of restructuring and shutdown related costs were capitalized in inventoried costs. For the three months ended March 31, 2014, the Company expensed $14 million of these costs as part of cost of product sales.

($ in millions)
Balance as of December 31, 2012	$24
Payments	(4)
Adjustments	5
Balance as of March 31, 2013	$25

Balance as of December 31, 2013	$14
Payments	(8)
Adjustments	2
Balance as of March 31, 2014	$8

5. GULFPORT

On September 3, 2013, the Company announced the closing of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it intends to complete by the end of the second quarter of 2014. In connection with this closure, the Company expects to incur total costs of approximately $57 million, consisting of approximately $52 million in accelerated depreciation of fixed assets and $5 million in personnel, facility shutdown, and other related costs. In January 2014, the Company received a contracting officer letter taking exception to the Company's timing of recognition of the Gulfport closure costs. The Company believes the ultimate resolution of this matter will not result in a material effect on its consolidated financial position, results of operations or cash flows.

6. ACQUISITIONS

On January 2, 2014, the Company completed the acquisition of the outstanding equity of The S.M. Stoller Corporation ("Stoller"), a privately held company, pursuant to a stock purchase agreement ("Purchase Agreement") between Huntington Ingalls Industries Energy and Environmental Services, Inc., a newly formed Delaware corporation and wholly owned subsidiary of HII, and Stoller Holdings, LLC (“Stoller Holdings”), the sole stockholder of Stoller. Stoller is a provider of environmental, nuclear, and technical consulting and engineering services to the Department of Energy, Department of Defense, and private sector. Stoller's post-acquisition results of operations, financial position, and cash flows are reported within the Company's Newport News segment. The acquisition is consistent with the Company's strategy to utilize its nuclear and energy related expertise developed through its shipbuilding activities to expand its position in the energy marketplace.

The Company funded the acquisition with cash on hand, and the preliminary aggregate purchase price of $52 million, which included $6 million of cash received, did not include any contingent consideration. An aggregate of $8 million of the purchase price was placed into escrow to satisfy potential indemnification obligations of Stoller Holdings. The escrowed funds will be released in varying amounts periodically over 45 months following the closing date. The Company incurred approximately $0.6 million of acquisition costs in connection with the transaction, which were included within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013.

The purchase price allocation to the underlying assets and liabilities was based on their fair values at the date of acquisition. The preliminary purchase price allocation includes $69 million in total assets and $17 million in total liabilities. Included in total assets, the Company has allocated $6 million to acquired purchased intangibles relating to Stoller’s existing contract backlog, trademarks, and trade names, and $41 million to goodwill, attributed to Stoller’s specialized and skilled employees. See Note: 11: Goodwill and Other Purchased Intangible Assets. The Company has not completed the purchase price allocation to the underlying assets and liabilities due to potential adjustments upon finalization of the net working capital adjustment and the fair value of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of Stoller were not significant to the Company’s consolidated financial position or results of operations.

7. STOCKHOLDERS' EQUITY

Treasury Stock - In 2013, the Company's board of directors authorized an increase in the Company's stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2014, the Company repurchased 247,551 shares at a cost of $25 million, of which approximately $15 million was not yet settled for cash as of March 31, 2014. For the three months ended March 31, 2013, the Company repurchased 4,303 shares at a cost of less than $1 million. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.20 and $0.10 for the three months ended March 31, 2014 and 2013, respectively. The Company paid cash dividends totaling $10 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of March 31, 2014 and December 31, 2013, was comprised of unamortized benefit plan costs of $518 million and $523 million, respectively, and other comprehensive income items of $3 million and $2 million, respectively. The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 and 2013, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2012	$(1,226)	$—	$(1,226)
Other comprehensive income (loss) before reclassifications	(31)	2	(29)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	2	—	2
Amortization of net actuarial loss (gain)[1]	34	—	34
Tax benefit (expense) for items of other comprehensive income	(4)	(1)	(5)
Net current period other comprehensive income (loss)	1	1	2
Balance as of March 31, 2013	$(1,225)	$1	$(1,224)

Balance as of December 31, 2013	$(523)	$2	$(521)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(2)	—	(2)
Amortization of net actuarial loss (gain)[1]	10	—	10
Tax benefit (expense) for items of other comprehensive income	(3)	—	(3)
Net current period other comprehensive income (loss)	5	1	6
Balance as of March 31, 2014	$(518)	$3	$(515)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013, was $3 million and $13 million, respectively.

8. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2014	2013
Net earnings (loss)	$90	$44

Weighted-average common shares outstanding	49.1	49.8
Net dilutive effect of stock options and awards	0.6	0.5
Dilutive weighted-average common shares outstanding	49.7	50.3

Earnings (loss) per share - basic	$1.83	$0.88
Earnings (loss) per share - diluted	$1.81	$0.87

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.5 million stock options, 0.3 million Restricted Stock Rights ("RSRs") and 1.2 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the three months ended March 31, 2014. The amounts presented above for the three months ended March 31, 2013, exclude the impact of 0.8 million stock options, 0.4 million RSRs and 1.4 million RPSRs under the treasury stock method.

9. SEGMENT INFORMATION

The Company is organized into two reportable segments: Ingalls and Newport News, consistent with how management makes operating decisions and assesses performance. In 2014, the Company realigned its segments in order to optimize its operating structure. As a result of this realignment, the Company's AMSEC and Continental Maritime of San Diego ("CMSD") businesses were transferred from the Ingalls segment to the Newport News segment. The Company has reflected the 2014 realignment in prior financial reporting periods on an as-if basis, which has resulted in the transfer of revenue, operating profit, assets, and liabilities between the Ingalls and Newport News segments. None of these changes impacted the Company's previously reported consolidated financial position, results of operations or cash flows.

The following table presents segment results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
($ in millions)	2014	2013
Sales and Service Revenues
Ingalls	$547	$550
Newport News	1,047	1,012
Total sales and service revenues	$1,594	$1,562
Operating Income (Loss)
Ingalls	$43	$24
Newport News	94	96
Total segment operating income (loss)	137	120
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	22	(23)
Deferred state income taxes	—	(2)
Total operating income (loss)	$159	$95

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

Other Financial Information

The following table presents the Company's assets by segment.

($ in millions)	March 31 2014	December 31 2013
Assets
Ingalls	$1,700	$1,663
Newport News	3,269	3,111
Corporate	1,138	1,451
Total assets	$6,107	$6,225

10. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	March 31 2014	December 31 2013
Production costs of contracts in process	$219	$218
General and administrative expenses	2	2
	221	220
Raw material inventory	94	91
Total inventoried costs, net	$315	$311

11. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

Accumulated goodwill impairment losses as of both March 31, 2014, and December 31, 2013, were $2,755 million. The accumulated goodwill impairment losses for Ingalls as of both March 31, 2014, and December 31, 2013, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of both March 31, 2014, and December 31, 2013, were $1,187 million.

In the first quarter of 2014, the Company recorded $41 million of goodwill related to its acquisition of Stoller.

For the three months ended March 31, 2014, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Total
Balance as of December 31, 2013	$175	$706	$881
Acquisitions	—	41	41
Balance as of March 31, 2014	$175	$747	$922

In 2014, the Company realigned its segments in order to optimize its operating structure. As a result, the net goodwill balance as of December 31, 2013, includes the reclassification of $23 million of goodwill from the Company's Ingalls segment to its Newport News segment. See Note 9: Segment Information for a full description of the segment realignments. None of these changes impacted the previously reported goodwill within each of the Company's reporting units.

Purchased Intangible Assets

In connection with the Stoller purchase, the Company recognized $6 million of intangible assets pertaining to existing contract backlog, trademarks and trade names to be amortized using the pattern of benefits method over a weighted-average life of five years.

The following table summarizes the Company's aggregate purchased intangible assets, which are primarily program related intangible assets.

($ in millions)	March 31 2014	December 31 2013
Gross carrying amount	$945	$939
Accumulated amortization	(417)	(411)
Net carrying amount	$528	$528

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over an aggregate weighted-average period of 40 years. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangibles, whose useful lives have been estimated based on the long life cycle of the related programs. Aggregate amortization expense was $6 million for each of the three months ended March 31, 2014 and 2013, respectively.

The Company expects amortization for purchased intangibles of approximately $23 million in 2014 and $21 million in each of the years 2015 through 2018.

12. INCOME TAXES

The Company's earnings are entirely domestic and its effective tax rates on earnings from operations for the three months ended March 31, 2014 and 2013, were 31.8% and 32.3%, respectively. The decrease in effective tax rate for the three months ended March 31, 2014, was primarily attributable to an increase in the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations.

For the three months ended March 31, 2014, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations. For the three months ended March 31, 2013, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the enactment of the American Taxpayer Relief Act in January 2013. The Company's effective tax rate for the three months ended March 31, 2013, reflected the entire 2012 income tax benefit for the research and development ("R&D") tax credit, which expired at the end of 2011. The American Taxpayer Relief Act retroactively extended the R&D tax credit through the end of 2013. Due to the timing of enactment, the impact on the Company's effective tax rate for the 2012 credit was reflected in the first quarter of 2013. The R&D tax credit expired December 31, 2013, and the Company will not recognize any tax benefit unless and until legislation is enacted. The unfavorable impact of the expiration of this credit on the first quarter 2014 tax rate is offset by the increase in the projected manufacturing deduction and the non-recurring tax benefit associated with the release of uncertain tax positions due to expiration of the statute of limitations.

Deferred state income taxes reflect the change in deferred state assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Net deferred tax assets (liabilities) as presented in the unaudited condensed consolidated statements of financial position were as follows:

($ in millions)	March 31 2014	December 31 2013
Net current deferred tax assets	$163	$170
Net non-current deferred tax liabilities	(92)	(83)
Total net deferred tax assets	$71	$87

13. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31 2014	December 31 2013
Term loan due March 30, 2016	$474	$474
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,779	1,779
Less current portion	79	79
Long-term debt, net of current portion	$1,700	$1,700

Credit Facility - In connection with the spin-off, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million and a swingline loan subfacility of $100 million. In November 2013, the Company amended and restated its existing Credit Facility to provide more favorable pricing terms and more flexibility under the Credit Facility’s restricted payment covenants. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. The current spread as of March 31, 2014, was 1.75% and may vary between 1.5% and 2.5%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of March 31, 2014, was 0.30% and may vary between 0.25% and 0.45%. As of March 31, 2014, approximately $28 million in letters of credit were issued but undrawn, and the remaining $622 million was unutilized.

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

Mississippi Economic Development Revenue Bonds - As of March 31, 2014, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of March 31, 2014, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the three months ended March 31, 2014.

The estimated fair value of the Company's total long-term debt, including current portions, as of March 31, 2014 and December 31, 2013, was $1,910 million and $1,897 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

In January 2013, the Company disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that it had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on Navy and Coast Guard contracts. The Company conducted an internal investigation, led by external counsel, and has taken remedial actions, including the termination of employees in instances where the Company believed grounds for termination existed. The Company is providing information regarding its investigation to the relevant government agencies. The Company agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from the Company's internal investigation. The U.S. Navy has reduced its portion of the withhold from $18.2 million to $9.4 million, while expressing its view that the gross amount of potential mischarging may be $5.1 million. The U.S. Coast Guard informed the Company that it would be premature for the Coast Guard to reduce its $5.8 million portion of the withhold. Based on the results of its internal investigation, the Company estimates that the maximum amount of the mischarging is approximately $4 million. The Company is in discussions with its U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but it cannot predict whether these customers will agree to a lower withhold amount. Depending upon the U.S. Government's assessment of the matters under investigation, the Company could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although the Company does not currently believe that this matter will have a material effect on its financial condition, results of operations or cash flows, the Company cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2014, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of March 31, 2014, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency, or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2014, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2014, the Company had $28 million in standby letters of credit issued but undrawn as noted in Note 13: Debt and $352 million of surety bonds outstanding.

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

16. IMPACTS FROM HURRICANES

In August 2005, the Company's Ingalls operations were significantly impacted by Hurricane Katrina, and the Company's shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the Company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. At the time of the storm, the Company had an insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The Company recovered a portion of its Hurricane Katrina claim from certain of its participating program insurers in prior periods. In 2013, the Company resolved litigation against its remaining insurer, Factory Mutual Insurance Company ("FM Global"), arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. Under the settlement agreement with FM Global, in the third quarter of 2013 FM Global made a cash payment of $180 million to the Company and the Company agreed to release its claim against FM Global, resulting in a total recovery from the Company's insurers of $677.5 million for its Hurricane Katrina claim. The $180 million was recorded as an insurance recovery gain in operating income in the third quarter of 2013.

In February 2013, the Company submitted a certified claim requesting a final decision on the allowability and allocability of certain post-Katrina depreciation and other Katrina-related expenses and on the apportionment of insurance proceeds. In October 2013, the Company received a Contracting Officer's Final Decision ("COFD") disallowing certain post-Katrina depreciation costs and other Katrina-related expenses, as well as providing direction on the apportionment of Katrina-related insurance recoveries. Impacted by this decision, the Company’s accounting for hurricane insurance related matters resulted in a reduction in operating income of $116 million. The Company has the right to appeal the COFD and is currently evaluating its options; however, the 2013 financial results reflect disallowances as indicated in the COFD.

For the year ended December 31, 2013, the Company’s accounting for hurricane related matters, including the insurance recovery gain of $180 million and the $116 million reduction in operating income related to its contracts with the U.S. Government, resulted in a net favorable impact to operating income of $64 million.

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

17. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension and postretirement benefit plans and defined contribution pension benefit plans to eligible employees.

The cost of the Company's defined benefit plans and other postretirement plans for the three months ended March 31, 2014 and 2013, was as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$34	$37	$3	$5
Interest cost	61	53	8	10
Expected return on plan assets	(80)	(72)	—	—
Amortization of prior service cost (credit)	5	4	(7)	(2)
Amortization of net actuarial loss (gain)	10	30	—	4
Net periodic benefit cost	$30	$52	$4	$17

The Company made the following contributions to its pension and other postretirement plans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
($ in millions)	2014	2013
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	39	32
Non-qualified	—	1
Other benefit plans	8	7
Total contributions	$47	$40

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

18. STOCK COMPENSATION PLANS

The following table summarizes the status of the Company's stock option awards as of March 31, 2014:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at March 31, 2014	760	$35.30	1.9	$49

During the three months ended March 31, 2014 and 2013, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2014, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $98.09. These rights are subject to cliff vesting on December 31, 2016. For the three months ended March 31, 2013, the Company granted approximately 0.4 million RPSRs at a weighted average share price of $45.54. These rights are subject to cliff vesting on December 31, 2015. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2014:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	1,895	$47.45	0.9

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended March 31, 2014 and 2013, of $5 million and $9 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, of $2 million and $3 million, respectively.

Unrecognized Compensation Expense

As of March 31, 2014, the Company had $0.5 million of unrecognized compensation expense associated with the RSRs granted in 2011, which will be recognized over a period of 0.1 years, and $37 million of unrecognized expense associated with the RPSRs granted in 2014, 2013, and 2012, which will be recognized over a weighted average period of 1.5 years.

19. SUBSIDIARY GUARANTORS
Performance of the Company's obligations under the senior notes, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future domestic restricted subsidiaries that guarantees debt under the Credit Facility (the "Subsidiary Guarantors"). See Note 13: Debt. The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the Subsidiary Guarantors and are subject to customary release provisions contingent on changes in ownership and restricted status. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII.
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013, unaudited condensed consolidating statements of financial position as of March 31, 2014, and December 31, 2013, and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries. The Subsidiary Guarantors' net cash funding with HII has been corrected from its previous classification as net cash provided by (used in) financing activities to net cash provided by (used in) investing activities in the prior year condensed consolidating statements of cash flows.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,332	$—	$—	$1,332
Service revenues	—	262	2	(2)	262
Total sales and service revenues	—	1,594	2	(2)	1,594
Cost of sales and service revenues
Cost of product sales	—	1,060	—	—	1,060
Cost of service revenues	—	227	2	(2)	227
Income (loss) from operating investments, net	—	2	—	—	2
General and administrative expenses	—	150	—	—	150
Operating income (loss)	—	159	—	—	159
Interest expense	(25)	(2)	—	—	(27)
Equity in earnings (loss) of subsidiaries	107	—	—	(107)	—
Earnings (loss) before income taxes	82	157	—	(107)	132
Federal income taxes	(8)	50	—	—	42
Net earnings (loss)	$90	$107	$—	$(107)	$90
Other comprehensive income (loss), net of tax	6	6	—	(6)	6
Comprehensive income (loss)	$96	$113	$—	$(113)	$96

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,321	$—	$—	$1,321
Service revenues	—	241	6	(6)	241
Total sales and service revenues	—	1,562	6	(6)	1,562
Cost of sales and service revenues
Cost of product sales	—	1,086	—	—	1,086
Cost of service revenues	—	213	6	(6)	213
Income (loss) from operating investments, net	—	2	—	—	2
General and administrative expenses	—	170	—	—	170
Operating income (loss)	—	95	—	—	95
Interest expense	(28)	(2)	—	—	(30)
Equity in earnings (loss) of subsidiaries	63	—	—	(63)	—
Earnings (loss) before income taxes	35	93	—	(63)	65
Federal income taxes	(9)	30	—	—	21
Net earnings (loss)	$44	$63	$—	$(63)	$44
Other comprehensive income (loss), net of tax	2	2	—	(2)	2
Comprehensive income (loss)	$46	$65	$—	$(65)	$46

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	March 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$722	$1	$19	$—	$742
Accounts receivable, net	—	1,299	—	—	1,299
Inventoried costs, net	—	315	—	—	315
Deferred income taxes	—	163	—	—	163
Prepaid expenses and other current assets	—	44	—	(19)	25
Total current assets	722	1,822	19	(19)	2,544
Property, plant, and equipment, net	—	1,856	—	—	1,856
Goodwill	—	922	—	—	922
Other purchased intangibles, net	—	528	—	—	528
Pension plan asset	—	126	—	—	126
Miscellaneous other assets	32	99	—	—	131
Investment in subsidiaries	3,388	—	—	(3,388)	—
Intercompany receivables	—	888	—	(888)	—
Total assets	$4,142	$6,241	$19	$(4,295)	$6,107
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$263	$—	$—	$263
Accrued employees’ compensation	—	194	—	—	194
Current portion of long-term debt	79	—	—	—	79
Current portion of postretirement plan liabilities	—	139	—	—	139
Current portion of workers’ compensation liabilities	—	232	—	—	232
Advance payments and billings in excess of revenues	—	78	—	—	78
Other current liabilities	19	236	19	(19)	255
Total current liabilities	98	1,142	19	(19)	1,240
Long-term debt	1,595	105	—	—	1,700
Pension plan liabilities	—	506	—	—	506
Other postretirement plan liabilities	—	480	—	—	480
Workers’ compensation liabilities	—	422	—	—	422
Deferred tax liabilities	—	92	—	—	92
Other long-term liabilities	—	106	—	—	106
Intercompany liabilities	888	—	—	(888)	—
Total liabilities	2,581	2,853	19	(907)	4,546
Stockholders’ equity	1,561	3,388	—	(3,388)	1,561
Total liabilities and stockholders’ equity	$4,142	$6,241	$19	$(4,295)	$6,107

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,042	$—	$1	$—	$1,043
Accounts receivable, net	—	1,123	—	—	1,123
Inventoried costs, net	—	311	—	—	311
Deferred income taxes	—	170	—	—	170
Prepaid expenses and other current assets	—	30	5	(6)	29
Total current assets	1,042	1,634	6	(6)	2,676
Property, plant, and equipment, net	—	1,897	—	—	1,897
Goodwill	—	881	—	—	881
Other purchased intangibles, net	—	528	—	—	528
Pension plan asset	—	124	—	—	124
Miscellaneous other assets	35	84	—	—	119
Investment in subsidiaries	3,295	—	—	(3,295)	—
Intercompany receivables	—	1,152	—	(1,152)	—
Total assets	$4,372	$6,300	$6	$(4,453)	$6,225
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$337	$—	$—	$337
Accrued employees’ compensation	—	230	—	—	230
Current portion of long-term debt	79	—	—	—	79
Current portion of postretirement plan liabilities	—	139	—	—	139
Current portion of workers’ compensation liabilities	—	230	—	—	230
Advance payments and billings in excess of revenues	—	115	—	—	115
Other current liabilities	25	237	6	(6)	262
Total current liabilities	104	1,288	6	(6)	1,392
Long-term debt	1,595	105	—	—	1,700
Pension plan liabilities	—	529	—	—	529
Other postretirement plan liabilities	—	477	—	—	477
Workers’ compensation liabilities	—	419	—	—	419
Deferred tax liabilities	—	83	—	—	83
Other long-term liabilities	—	104	—	—	104
Intercompany liabilities	1,152	—	—	(1,152)	—
Total liabilities	2,851	3,005	6	(1,158)	4,704
Stockholders’ equity	1,521	3,295	—	(3,295)	1,521
Total liabilities and stockholders’ equity	$4,372	$6,300	$6	$(4,453)	$6,225

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36)	$(196)	$18	$—	$(214)
Investing Activities
Additions to property, plant, and equipment	—	(24)	—	—	(24)
Acquisitions of businesses, net of cash received	—	(46)	—	—	(46)
Net funding from (to) parent	—	264	—	(264)	—
Net cash provided by (used in) investing activities	—	194	—	(264)	(70)
Financing Activities
Dividends paid	(10)	—	—	—	(10)
Repurchases of common stock	(10)	—	—	—	(10)
Proceeds from stock option exercises	—	1	—	—	1
Excess tax benefit related to stock-based compensation	—	2	—	—	2
Net funding from (to) subsidiary	(264)	—	—	264	—
Net cash provided by (used in) financing activities	(284)	3	—	264	(17)
Change in cash and cash equivalents	(320)	1	18	—	(301)
Cash and cash equivalents, beginning of period	1,042	—	1	—	1,043
Cash and cash equivalents, end of period	$722	$1	$19	$—	$742

	Three Months Ended March 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(44)	$(341)	$23	$—	$(362)
Investing Activities
Additions to property, plant, and equipment	—	(30)	—	—	(30)
Net funding from (to) parent	—	368	—	(368)	—
Net cash provided by (used in) investing activities	—	338	—	(368)	(30)
Financing Activities
Repayment of long-term debt	(13)	—	—	—	(13)
Dividends paid	(5)	—	—	—	(5)
Proceeds from stock option exercises	2	—	—	—	2
Excess tax benefit related to stock-based compensation	—	3	—	—	3
Net funding from (to) subsidiary	(368)	—	—	368	—
Net cash provided by (used in) financing activities	(384)	3	—	368	(13)
Change in cash and cash equivalents	(428)	—	23	—	(405)
Cash and cash equivalents, beginning of period	1,056	—	1	—	1,057
Cash and cash equivalents, end of period	$628	$—	$24	$—	$652

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

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

U.S. Government operations, including appropriations for DoD and Department of Homeland Security ("Homeland Security") programs, were funded for the balance of fiscal year 2014 under the Consolidated Appropriations Act for Fiscal Year 2014 (the "2014 Act"). The 2014 Act specifically provided funding for the advance construction of CVN-79 John F. Kennedy, construction of two SSN-774 Virginia-class submarines, continuation of the CVN-72 USS Abraham Lincoln Refueling and Complex Overhaul ("RCOH"), continuation of DDG-51 Arleigh Burke-class destroyer production and cost to complete for LHA-6 America. The 2014 Act also fully funded construction of NSC-7 Kimball and provided funding for NSC-8 Midgett long-lead-time material. In March 2014, the Fiscal Year 2015 President's Budget Request was delivered to Congress.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, we consider the policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting and goodwill;

•	Litigation, commitments and contingencies;

•	Retirement related plans; and

•	Workers' compensation.

As of March 31, 2014, there had been no material changes to the above critical accounting policies and estimates since December 31, 2013.

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

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions, as well as compliance with all applicable government regulations. In addition, the Defense Contract Audit Agency ("DCAA") routinely audits the costs we incur that are allocated to contracts with the U.S. Government.

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 98% of our revenues for the three months ended March 31, 2014, and approximately 99% of our revenues for the three months ended March 31, 2013, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 2% of our revenues for the three months ended March 31, 2014, and approximately 1% of our revenues for the three months ended March 31, 2013, were generated from firm fixed-price arrangements.

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

Another difference between FAS expense and CAS cost is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 10 years. Under CAS, net gains and losses were amortized over a 15-year period without regard to a corridor approach. Under the harmonization rules, the amortization period for
CAS changed to 10 years for gains and losses experienced beginning in 2013. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS, actual asset gains and losses are systematically spread over five years, subject to certain limitations. For FAS, we do not use this spreading method, and instead use fair value in determining our FAS expense. Accordingly, FAS expense generally reflects recent gains and losses faster than CAS.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Sales and service revenues	$1,594	$1,562	$32	2%
Cost of product sales and service revenues	1,287	1,299	(12)	(1)%
Income (loss) from operating investments, net	2	2	—	—%
General and administrative expenses	150	170	(20)	(12)%
Operating income (loss)	159	95	64	67%
Interest expense	27	30	(3)	(10)%
Federal income taxes	42	21	21	100%
Net earnings (loss)	$90	$44	$46	105%

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

Sales and Service Revenues

Sales and service revenues consisted of the following:

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Product sales	$1,332	$1,321	$11	1%
Service revenues	262	241	21	9%
Sales and service revenues	$1,594	$1,562	$32	2%

Product sales for the three months ended March 31, 2014, increased $11 million, or 1%, compared with the same period in 2013. Product sales at our Ingalls segment remained constant for the three months ended March 31, 2014, as higher volumes in the Legend-class NSC program and Surface Combatants were offset by lower volumes in Amphibious Assault Ships. Newport News product sales increased $11 million for the three months ended March 31, 2014, primarily as a result of higher sales volumes in Aircraft Carriers.

Service revenues for the three months ended March 31, 2014, increased $21 million, or 9%, compared with the same period in 2013. Service revenues at our Ingalls segment decreased $3 million for the three months ended March 31, 2014, primarily due to lower volumes in Amphibious Assault Ships services. Service revenues at our Newport News segment increased $24 million for the three months ended March 31, 2014, primarily as a result of the acquisition of The S.M. Stoller Corporation ("Stoller"), as well as higher volumes in Aircraft Carriers services, partially offset by lower volumes in Fleet Support services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Cost of product sales	$1,060	$1,086	$(26)	(2)%
% of product sales	79.6%	82.2%	—
Cost of service revenues	227	213	14	7%
% of service revenues	86.6%	88.4%	—
Income (loss) from operating investments, net	2	2	—	—%
General and administrative expenses	150	170	(20)	(12)%
% of total sales and service revenues	9.4%	10.9%	—
Cost of sales and service revenues	$1,435	$1,467	$(32)	(2)%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2014, decreased $26 million, or 2%, compared with the same period in 2013. Cost of product sales at our Ingalls segment decreased $31 million for the three months ended March 31, 2014, primarily due to performance improvements on the LPD-17 San Antonio-class program and the Legend-class NSC program. Cost of product sales at our Newport News segment increased $5 million for the three months ended March 31, 2014, as a result of the higher sales volumes described above.

Cost of product sales as a percentage of product sales decreased from 82.2% for the three months ended March 31, 2013, to 79.6% for the three months ended March 31, 2014, primarily driven by risk retirement on the LPD-17 San Antonio-class program and the Legend-class NSC program.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2014, increased $14 million, or 7%, compared with the same period in 2013. Cost of service revenues at our Ingalls segment decreased $4 million for the three months ended March 31, 2014, primarily as a result of the lower volumes described above. Cost of service revenues at our Newport News segment increased $18 million for the three months ended March 31, 2014, primarily as a result of the higher volumes described above.

Cost of service revenues as a percentage of service revenues decreased from 88.4% for the three months ended March 31, 2013, to 86.6% for the three months ended March 31, 2014, primarily due to normal year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net remained constant at $2 million for the three months ended March 31, 2014, compared with the same period in 2013.

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

General and administrative expenses for the three months ended March 31, 2014, decreased $20 million, or 12%, from the comparable period in 2013. This decrease was primarily the result of a favorable change in the FAS/CAS Adjustment, partially offset by increases resulting from the amortization of Avondale restructuring costs, the acquisition of Stoller, and higher state tax expense.

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

The following table reconciles segment operating income to total operating income:

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Segment operating income (loss)	$137	$120	$17	14%
FAS/CAS Adjustment	22	(23)	45	196%
Deferred state income taxes	—	(2)	2	100%
Total operating income (loss)	$159	$95	$64	67%

Segment Operating Income

Segment operating income for the three months ended March 31, 2014 was $137 million, an increase of $17 million compared with the same period in 2013. The increase was primarily due to risk retirement on the LPD-17 San Antonio-class program and the Legend-class NSC program.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
FAS expense	$(34)	$(69)	$35	51%
CAS cost	56	46	10	22%
FAS/CAS Adjustment	$22	(23)	45	196%

The FAS/CAS Adjustment was a net benefit of $22 million and a net expense of $23 million for the three months ended March 31, 2014 and 2013, respectively. The favorable change in the FAS/CAS Adjustment of $45 million for the three months ended March 31, 2014, compared to the same period in 2013, was driven by a decrease in our FAS expense, due primarily to improved discount rates, as well as increased CAS cost due to the phase in of harmonization.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax benefit for the three months ended March 31, 2014, was less than $1 million, compared to an expense of $2 million for the same period in 2013. This change was primarily attributable to the timing of contract taxable income and pension related changes.

Interest Expense

Interest expense for the three months ended March 31, 2014, decreased to $27 million from $30 million for the same period in 2013, primarily as a result of reduced principal on our five-year term loan.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended March 31, 2014, was 31.8%, compared with 32.3% for the same period in 2013. The decrease in effective tax rate for the three months ended March 31, 2014, was primarily attributable to an increase in the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations. Our effective tax rate for the three months ended March 31, 2014, differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations. The effective tax rate for the three months ended March 31, 2013, differed from the federal statutory rate primarily as a result of the American Taxpayer Relief Act enacted in January 2013. This Act retroactively extended the research and development ("R&D") tax credit that expired at the end of 2011 through the end of 2013. As a result, our effective tax rate for the three months ended March 31, 2013, reflected the entire 2012 income tax benefit for the R&D tax credit.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into two reportable segments: Ingalls and Newport News. In 2014, we realigned our segments in order to optimize our operating structure. As a result of this realignment, our AMSEC and Continental Maritime of San Diego ("CMSD") businesses were transferred from the Ingalls segment to the Newport News segment. We have reflected the 2014 realignment in prior financial reporting periods on an as-if basis, which has resulted in the transfer of revenue, operating profit, assets, and liabilities between the Ingalls and Newport News segments. None of these changes impacted our previously reported consolidated financial position, results of operations or cash flows.

On January 2, 2014, we completed the acquisition of the outstanding equity of Stoller. Stoller's post-acquisition results of operations, financial position, and cash flows are reported within our Newport News segment.

Segment operating results are presented in the following table:

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Sales and Service Revenues
Ingalls	$547	$550	$(3)	(1)%
Newport News	1,047	1,012	35	3%
Total sales and service revenues	$1,594	$1,562	$32	2%
Operating Income (Loss)
Ingalls	$43	$24	$19	79%
Newport News	94	96	(2)	(2)%
Total Segment Operating Income (Loss)	137	120	17	14%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	22	(23)	45	196%
Deferred state income taxes	—	(2)	2	100%
Total operating income (loss)	$159	$95	$64	67%

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

Cumulative Adjustments

For the three months ended March 31, 2014 and 2013, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended
	March 31
($ in millions)	2014	2013
Gross favorable adjustments	$52	$45
Gross unfavorable adjustments	(8)	(15)
Net adjustments	$44	$30

For the three months ended March 31, 2014, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program, the LPD-17 San Antonio-class program, the Legend-class NSC program, and the construction contract for CVN-78 Gerald R. Ford. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

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

Ingalls

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Sales and service revenues	$547	$550	$(3)	(1)%
Segment operating income (loss)	43	24	19	79%
As a percentage of segment sales	7.9%	4.4%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2014, decreased $3 million, or 1%, from the same period in 2013, driven by lower revenues in Amphibious Assault Ships, offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LHA-6 America and LPD-25 USS Somerset, partially offset by higher volumes on LPD-27 Portland. Revenues on the Legend-class NSC program increased due to higher volumes on the construction contracts of NSC-5 James and NSC-6 Munro. Surface Combatants revenues increased due to higher volumes on the construction contracts of DDG-117 Paul Ignatius and DDG-114 Ralph Johnson.

Segment Operating Income

Ingalls operating income for the three months ended March 31, 2014, was $43 million, compared with $24 million for the same period in 2013. The increase was primarily due to risk retirement on the LPD-17 San Antonio-class program and the Legend-class NSC program.

Newport News

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Sales and service revenues	$1,047	$1,012	$35	3%
Segment operating income (loss)	94	96	(2)	(2)%
As a percentage of segment sales	9.0%	9.5%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2014, increased $35 million, or 3%, from the same period in 2013, primarily driven by higher revenues in Aircraft Carriers and the Stoller acquisition. Higher revenues in Aircraft Carriers were primarily due to increased volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH and the inactivation contract for CVN-65 USS Enterprise, partially offset by lower volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction contract for CVN-78 Gerald R. Ford. Submarines revenues related to the SSN-774 Virginia-class submarine program remained constant as lower volumes on Block II boats following the delivery of SSN-783 USS Minnesota were offset by higher volumes on Block III construction and Block IV advance procurement.

Segment Operating Income

Newport News operating income for the three months ended March 31, 2014, was $94 million, compared with $96 million for the same period in 2013. The decrease was primarily due to lower risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, offset by risk retirement on the construction contract for CVN-78 Gerald R. Ford.

BACKLOG

Total backlog as of March 31, 2014, and December 31, 2013, was approximately $19 billion and $18 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2014, and December 31, 2013:

	March 31, 2014			December 31, 2013
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$7,040	$1,896	$8,936	$6,335	$2,570	$8,905
Newport News	5,979	3,828	9,807	5,495	3,638	9,133
Total backlog	$13,019	$5,724	$18,743	$11,830	$6,208	$18,038

Approximately 32% of the $18 billion total backlog as of December 31, 2013, is expected to be converted into sales in 2014. U.S. Government orders comprised substantially all of the total backlog as of March 31, 2014, and December 31, 2013.

Awards

The value of new contract awards during the three months ended March 31, 2014, was approximately $2.2 billion. Significant new awards during this period included contracts for continued construction preparation for CVN-79 John F. Kennedy and construction of NSC-7 Kimball.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Net earnings (loss)	$90	$44	$46	105%
Depreciation and amortization	63	51	12	24%
Stock-based compensation	5	9	(4)	(44)%
Excess tax benefit related to stock-based compensation	(2)	(3)	1	33%
Deferred income taxes	8	14	(6)	(43)%
Retiree benefit funding less than (in excess of) expense	(13)	28	(41)	(146)%
Trade working capital decrease (increase)	(365)	(505)	140	28%
Net cash provided by (used in) operating activities	$(214)	$(362)	$148	41%

Cash Flows

We discuss below our major operating, investing and financing activities for the three months ended March 31, 2014 and 2013, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2014 was $214 million, compared with $362 million used in operating activities for the same period in 2013. The increase in operating cash flow was primarily due to a change in trade working capital. The change in trade working capital was primarily driven by accounts receivable due to the timing of collections and payments.

For the three months ended March 31, 2014, we made discretionary contributions to our qualified defined benefit pension plans totaling $39 million, compared with $32 million of discretionary contributions for the same period in 2013. For the year ending December 31, 2014, we expect cash contributions to our qualified defined benefit pension plans to be $123 million, all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2014, was $70 million, compared with $30 million used in the same period in 2013. The increase in cash used in investing activities was driven by the acquisition of Stoller, partially offset by lower capital expenditures in 2014. We expect our capital expenditures in 2014 to fall in a range between 2% and 3% of annual revenues.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2014, was $17 million, compared with $13 million used in the same period in 2013. The increase was primarily due to $10 million of common stock repurchases and an additional $5 million of cash dividend payments, offset by reduced repayments of long-term debt.

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

The following table reconciles net cash used in operating activities to free cash flow:

	Three Months Ended
	March 31		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Net cash provided by (used in) operating activities	$(214)	$(362)	$148	41%
Less:
Capital expenditures	(24)	(30)	6	20%
Free cash flow provided by (used in) operations	$(238)	$(392)	$154	39%

Free cash flow for the three months ended March 31, 2014 increased $154 million compared with the same period in 2013, due primarily to a change in trade working capital and lower capital expenditures in 2014.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2014 and 2013, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these new regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2014, we had $28 million in standby letters of credit issued but undrawn and $352 million of surety bonds outstanding.

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

Energy products and services
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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first three ships have been delivered. NSC-4 Hamilton, NSC-5 James and NSC-6 Munro are under construction, and, in 2014, we were awarded the construction contract for NSC-7 Kimball.

LHA-6 America-class amphibious assault ships
Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The LHA-6 America-class ships, together with the LHD-1 Wasp-class ships, are the successors to the aging LHA-1 Tarawa-class ships. Three of the original five Tarawa-class ships have been recently decommissioned, and the remainder of the class is scheduled to be decommissioned by 2015. The LHA-6 America-class ships optimize aviation operations and support capabilities. We delivered LHA-6 America in April 2014 and LHA-7 Tripoli is currently under construction.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of March 31, 2014, we had $474 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of March 31, 2014. Based on the amounts outstanding under our Credit Facility as of March 31, 2014, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of March 31, 2014, our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2014. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015. On October 30, 2013, the Company's board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
January 1, 2014 to January 31, 2014	—	$—	—	$179.6
February 1, 2014 to February 28, 2014	—	—	—	179.6
March 1, 2014 to March 31, 2014	247,551	99.81	247,551	154.9
Total	247,551	$99.81	247,551	$154.9
1 As of March 31, 2014, we had purchased 2,001,550 shares at an average price of $72.50 per share for a total of $145.1 million since the program's inception.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on May 6, 2013).

11	Computation of Per Share Earnings (provided in Note 8 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	May 8, 2014	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Douglass L. Fontaine II
Douglass L. Fontaine II
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)