Form 10-Q
period 2014-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2014-08-07
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of August 1, 2014, 48,565,824 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2014	2013	2014	2013
Sales and service revenues
Product sales	$1,433	$1,423	$2,765	$2,744
Service revenues	286	260	548	501
Total sales and service revenues	1,719	1,683	3,313	3,245
Cost of sales and service revenues
Cost of product sales	1,131	1,157	2,191	2,243
Cost of service revenues	238	227	465	440
Income (loss) from operating investments, net	1	2	3	4
General and administrative expenses	170	185	320	355
Operating income (loss)	181	116	340	211
Other income (expense)
Interest expense	(29)	(29)	(56)	(59)
Earnings (loss) before income taxes	152	87	284	152
Federal income taxes	52	30	94	51
Net earnings (loss)	$100	$57	$190	$101

Basic earnings (loss) per share	$2.05	$1.14	$3.88	$2.02
Weighted-average common shares outstanding	48.8	50.2	49.0	50.0

Diluted earnings (loss) per share	$2.04	$1.12	$3.84	$2.00
Weighted-average diluted shares outstanding	49.1	50.7	49.5	50.5

Dividends declared per share	$0.20	$0.10	$0.40	$0.20

Net earnings (loss) from above	$100	$57	$190	$101
Other comprehensive income (loss)
Change in unamortized benefit plan costs	8	210	16	215
Other	1	(1)	2	1
Tax benefit (expense) for items of other comprehensive income	(3)	(81)	(6)	(86)
Other comprehensive income (loss), net of tax	6	128	12	130
Comprehensive income (loss)	$106	$185	$202	$231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30 2014	December 31 2013
Assets
Current Assets
Cash and cash equivalents	$592	$1,043
Accounts receivable, net	1,216	1,123
Inventoried costs, net	294	311
Deferred income taxes	179	170
Prepaid expenses and other current assets	46	29
Total current assets	2,327	2,676
Property, plant, and equipment, net of accumulated depreciation of $1,492 million as of 2014 and $1,404 million as of 2013	1,850	1,897
Goodwill	1,089	881
Other purchased intangibles, net	557	528
Pension plan assets	127	124
Miscellaneous other assets	130	119
Total assets	$6,080	$6,225
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$297	$337
Accrued employees’ compensation	210	230
Current portion of long-term debt	86	79
Current portion of postretirement plan liabilities	139	139
Current portion of workers’ compensation liabilities	233	230
Advance payments and billings in excess of revenues	58	115
Other current liabilities	244	262
Total current liabilities	1,267	1,392
Long-term debt	1,679	1,700
Pension plan liabilities	437	529
Other postretirement plan liabilities	482	477
Workers’ compensation liabilities	424	419
Deferred tax liabilities	112	83
Other long-term liabilities	110	104
Total liabilities	4,511	4,704
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 51.4 million issued and 48.6 million outstanding as of June 30, 2014, and 50.5 million issued and 48.7 million outstanding as of December 31, 2013	1	1
Additional paid-in capital	1,896	1,925
Retained earnings (deficit)	406	236
Treasury stock	(225)	(120)
Accumulated other comprehensive income (loss)	(509)	(521)
Total stockholders’ equity	1,569	1,521
Total liabilities and stockholders’ equity	$6,080	$6,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2014	2013
Operating Activities
Net earnings (loss)	$190	$101
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	97	82
Amortization of purchased intangibles	12	11
Amortization of debt issuance costs	5	4
Stock-based compensation	11	19
Excess tax benefit related to stock-based compensation	(15)	(3)
Deferred income taxes	(4)	28
Change in
Accounts receivable	(38)	(196)
Inventoried costs	18	(25)
Prepaid expenses and other assets	(14)	(28)
Accounts payable and accruals	(131)	(146)
Retiree benefits	(73)	(184)
Net cash provided by (used in) operating activities	58	(337)
Investing Activities
Additions to property, plant, and equipment	(51)	(55)
Acquisitions of businesses, net of cash received	(273)	—
Net cash provided by (used in) investing activities	(324)	(55)
Financing Activities
Repayment of long-term debt	(14)	(13)
Dividends paid	(20)	(10)
Repurchases of common stock	(104)	(25)
Employee taxes on certain share-based payment arrangements	(64)	—
Proceeds from stock option exercises	2	3
Excess tax benefit related to stock-based compensation	15	3
Net cash provided by (used in) financing activities	(185)	(42)
Change in cash and cash equivalents	(451)	(434)
Cash and cash equivalents, beginning of period	1,043	1,057
Cash and cash equivalents, end of period	$592	$623
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$94	$41
Cash paid for interest	$52	$55
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$3	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2014 and 2013 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2012	$—	$1,894	$—	$(1)	$(1,226)	$667
Net earnings (loss)	—	—	101	—	—	101
Dividends declared ($0.20 per share)	—	—	(10)	—	—	(10)
Additional paid-in capital	—	10	—	—	—	10
Other comprehensive income (loss), net of tax	—	—	—	—	130	130
Common stock	1	—	—	—	—	1
Treasury stock activity	—	—	—	(26)	—	(26)
Balance as of June 30, 2013	$1	$1,904	$91	$(27)	$(1,096)	$873

Balance as of December 31, 2013	$1	$1,925	$236	$(120)	$(521)	$1,521
Net earnings (loss)	—	—	190	—	—	190
Dividends declared ($0.40 per share)	—	—	(20)	—	—	(20)
Additional paid-in capital	—	(29)	—	—	—	(29)
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Treasury stock activity	—	—	—	(105)	—	(105)
Balance as of June 30, 2014	$1	$1,896	$406	$(225)	$(509)	$1,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

For more than a century, Huntington Ingalls Industries, Inc. ( "HII" or the "Company") has been designing, building, overhauling and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. As prime contractor, principal subcontractor, team member or partner, HII participates in many high-priority U.S. defense technology programs. The Company conducts business primarily with the U.S. Government, principally the Department of Defense ("DoD"). HII is organized into three reportable segments: Ingalls, Newport News, and Other. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through its Newport News segment, HII is the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Other segment was established in the second quarter of 2014 to account for certain of the Company's non-shipbuilding commercial activities.

In the first quarter of 2014, the Company realigned its segments in order to optimize its operating structure. Reclassifications of prior year financial information have been made to conform to the current year presentation. None of the changes impacted the Company's previously reported consolidated financial position, results of operations or cash flows. See Note 9: Segment Information for a full description of the segment realignment.

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

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and provision of services to the federal government, principally the U.S. Navy. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred, generally based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts that provide for deliveries of a substantial number of similar units, sales are accounted for using units of delivery as the basis to measure progress toward completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended June 30, 2014 and 2013, net cumulative catch-up adjustments increased operating income by $64 million and $35 million, respectively, and increased diluted earnings per share by $0.84 and $0.44, respectively. For the six months ended June 30, 2014 and 2013, net cumulative catch-up adjustments increased operating income by $108 million and $65 million, respectively, and increased diluted earnings per share by $1.42 and $0.84, respectively. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income in any of these periods.

To a lesser extent, the Company enters into other types of contracts such as certain services or commercial arrangements. For such contracts not associated with the design, development, manufacture, or modification of complex equipment, revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred.

Fair Value of Financial Instruments - Except for long-term debt and available-for-sale securities held in trust, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments.

The Company maintains multiple rabbi trusts established to fund certain non-qualified pension plans. These trusts consist of available-for-sale investments primarily in marketable securities. The assets are held at fair value, and nearly all investments held in the trusts are valued within Level 1 of the fair value hierarchy. The rabbi trusts were valued at $43 million and $40 million as of June 30, 2014 and December 31, 2013, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position.

Foreign Currency Translation - The Company's international subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenues and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. The cumulative foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Such amounts are not material.

3. ACCOUNTING STANDARDS UPDATES

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued the final standard on revenue from contracts with customers. The standard, issued as Accounting Standards Update (“ASU”) 2014-09, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the standard is that "an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The standard provides a five-step analysis of transactions to determine when and how revenue should be recognized. The five steps are: Identify the contract with the customer; Identify the performance obligations in the contract; Determine the transaction price; Allocate the transaction price to the performance obligations; and Recognize revenue when or as each performance obligation is satisfied. The standard also includes disclosure requirements to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, as well as quantitative and qualitative information about significant judgments and changes in the judgments that management made to determine revenue that is recorded. The guidance permits the use of either a retrospective or cumulative effect transition method. ASU 2014-09 will be effective for public entities for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016 and does not permit early application. The Company is currently evaluating the impact that will result from the implementation of ASU 2014-09 on its financial statements and disclosures, contracting and accounting processes, internal controls, and Information Technology systems.

On June 19, 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, to provide updated guidance to resolve the diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.

The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Additional accounting standards updates issued but not effective until after June 30, 2014, are not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

The Defense Contract Audit Agency ("DCAA"), a DoD agency, prepared an initial audit report on the Company's July 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. The Company submitted a revised proposal in March 2014 to address the concerns of the DCAA and to reflect a revised estimated total cost of $284 million. In July 2014, the Company received a letter from the Supervisor of Shipbuilding requesting that the Company revise its restructuring proposal to address certain documentation issues identified by the DCAA in order for the Government to make an adequate evaluation of the restructuring proposal.

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

The following table summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of June 30, 2014 and 2013, these costs were comprised primarily of employee severance and retention payments, as well as incentive bonuses. As of June 30, 2014, and December 31, 2013, $156 million and $180 million, respectively, of restructuring and shutdown related costs were capitalized in inventoried costs. As of June 30, 2014, $25 million of accounts receivable was related to restructuring and shutdown related costs. For the three and six months ended June 30, 2014, the Company expensed $14 million and $28 million, respectively, of these costs as part of general and administrative expenses.

($ in millions)
Balance as of December 31, 2012	$24
Payments	(9)
Adjustments	8
Balance as of June 30, 2013	$23

Balance as of December 31, 2013	$14
Payments	(10)
Adjustments	2
Balance as of June 30, 2014	$6

5. GULFPORT

On September 3, 2013, the Company announced the closing of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it intends to complete in 2014. In connection with this closure, the Company expects to incur total costs of approximately $57 million, consisting of approximately $52 million in accelerated depreciation of fixed assets and $5 million in personnel, facility shutdown, and other related costs. In July 2014, the Company received a letter from the Supervisor of Shipbuilding taking exception to the Company's treatment of the Gulfport closure costs. The Company disagrees with the conclusion reached by the Supervisor of Shipbuilding and is currently evaluating its future course of action. The inability to recover Gulfport closure costs could result in a material effect on the Company's consolidated financial position, results of operations or cash flows. As of June 30, 2014, and December 31, 2013, $36 million and $17 million, respectively, of accounts receivable was related to Gulfport closure costs.

6. ACQUISITIONS

On May 30, 2014, the Company acquired, for approximately $226 million in cash, net of $5 million of cash acquired, UniversalPegasus International Holdings, Inc. ("UPI"), a provider of project management, engineering and construction management services to the oil and gas industry. The acquisition is consistent with the Company's strategy to utilize its engineering and energy related expertise to expand its position in energy infrastructure markets. In connection with this acquisition, the Company recorded $166 million of goodwill, all of which was allocated to its Other segment, primarily related to the value of UPI’s workforce, and $35 million of intangible assets related to contractual relationships and trade names. See Note 11: Goodwill and Other Purchased Intangible Assets. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the net working capital adjustment and the fair value of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of UPI are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On January 2, 2014, the Company acquired, for approximately $47 million in cash, net of $6 million of cash acquired, The S.M. Stoller Corporation ("Stoller"), a provider of environmental, nuclear, and technical consulting and engineering services to the Department of Energy, Department of Defense, and private sector. The acquisition is consistent with the Company's strategy to utilize its nuclear and energy related expertise developed through its shipbuilding activities to expand its position in the energy marketplace. In connection with this acquisition, the Company recorded $42 million of goodwill, all of which was allocated to its Newport News segment, primarily attributed to Stoller’s specialized and skilled employees, and $6 million of intangible assets, primarily related to existing contract backlog and trade names. See Note 11: Goodwill and Other Purchased Intangible Assets. The Company has not completed the purchase price allocation to the underlying assets and liabilities due to potential adjustments upon finalization of the fair value of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of Stoller are not material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company funded each of these acquisitions using cash on hand. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase price of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. As of June 30, 2014, the total amount of goodwill related to these acquisitions expected to be deductible for tax purposes was $97 million. Pro forma revenues and results of operations have not been provided for these acquisitions as they are not material either individually or in the aggregate.

7. STOCKHOLDERS' EQUITY

Treasury Stock - In 2013, the Company's board of directors authorized an increase in the Company's stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2014, the Company repurchased 1,064,813 shares at a cost of $105 million, of which approximately $1 million was not yet settled for cash as of June 30, 2014. For the six months ended June 30, 2013, the Company repurchased 465,210 shares at a cost of $26 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.20 and $0.10 for the three months ended June 30, 2014 and 2013, respectively. The Company declared cash dividends per share of $0.40 and $0.20 for the six months ended June 30, 2014 and 2013, respectively. The Company paid cash dividends totaling $20 million and $10 million for the six months ended June 30, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of June 30, 2014 and December 31, 2013, was comprised of unamortized benefit plan costs of $513 million and $523 million, respectively, and other comprehensive income items of $4 million and $2 million, respectively. The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2014 and 2013, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2013	$(1,225)	$1	$(1,224)
Other comprehensive income (loss) before reclassifications	177	(1)	176
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	—	—	—
Amortization of net actuarial loss (gain)[1]	33	—	33
Tax benefit (expense) for items of other comprehensive income	(82)	1	(81)
Net current period other comprehensive income (loss)	128	—	128
Balance as of June 30, 2013	$(1,097)	$1	$(1,096)

Balance as of March 31, 2014	$(518)	$3	$(515)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(2)	—	(2)
Amortization of net actuarial loss (gain)[1]	10	—	10
Tax benefit (expense) for items of other comprehensive income	(3)	—	(3)
Net current period other comprehensive income (loss)	5	1	6
Balance as of June 30, 2014	$(513)	$4	$(509)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2012	$(1,226)	$—	$(1,226)
Other comprehensive income (loss) before reclassifications	146	1	147
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	2	—	2
Amortization of net actuarial loss (gain)[1]	67	—	67
Tax benefit (expense) for items of other comprehensive income	(86)	—	(86)
Net current period other comprehensive income (loss)	129	1	130
Balance as of June 30, 2013	$(1,097)	$1	$(1,096)

Balance as of December 31, 2013	$(523)	$2	$(521)
Other comprehensive income (loss) before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(4)	—	(4)
Amortization of net actuarial loss (gain)[1]	20	—	20
Tax benefit (expense) for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income (loss)	10	2	12
Balance as of June 30, 2014	$(513)	$4	$(509)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013, was $3 million and $11 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013, was $6 million and $24 million, respectively.

8. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2014	2013	2014	2013
Net earnings (loss)	$100	$57	$190	$101

Weighted-average common shares outstanding	48.8	50.2	49.0	50.0
Net dilutive effect of stock options and awards	0.3	0.5	0.5	0.5
Dilutive weighted-average common shares outstanding	49.1	50.7	49.5	50.5

Earnings (loss) per share - basic	$2.05	$1.14	$3.88	$2.02
Earnings (loss) per share - diluted	$2.04	$1.12	$3.84	$2.00

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.4 million stock options and 1.2 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the three and six months ended June 30, 2014. The amounts presented above for the three and six months ended June 30, 2013, exclude the impact of 0.7 million stock options, 0.3 million Restricted Stock Rights ("RSRs") and 1.4 million RPSRs under the treasury stock method.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News and Other, consistent with how management makes operating decisions and assesses performance. The Other segment was established in the second quarter of 2014 to account for certain of the Company's non-shipbuilding commercial activities. In the first quarter of 2014, the Company realigned its segments in order to optimize its operating structure. As a result of this realignment, the Company's AMSEC and Continental Maritime of San Diego ("CMSD") businesses were transferred from the Ingalls segment to the Newport News segment. Business segment data for 2013 has been adjusted to reflect the realignment. None of these changes impacted the Company's previously reported consolidated financial position, results of operations or cash flows.

The following table presents segment results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2014	2013	2014	2013
Sales and Service Revenues
Ingalls	$572	$592	$1,119	$1,142
Newport News	1,129	1,092	2,176	2,104
Other	20	—	20	—
Intersegment eliminations	(2)	(1)	(2)	(1)
Total sales and service revenues	$1,719	$1,683	$3,313	$3,245
Operating Income (Loss)
Ingalls	$59	$31	$102	$55
Newport News	104	105	198	201
Other	—	—	—	—
Total segment operating income (loss)	163	136	300	256
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	21	(18)	43	(41)
Deferred state income taxes	(3)	(2)	(3)	(4)
Total operating income (loss)	$181	$116	$340	$211

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

Other Financial Information

The following table presents the Company's assets by segment.

($ in millions)	June 30 2014	December 31 2013
Assets
Ingalls	$1,557	$1,663
Newport News	3,236	3,111
Other	265	—
Corporate	1,022	1,451
Total assets	$6,080	$6,225

10. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	June 30 2014	December 31 2013
Production costs of contracts in process	$195	$218
General and administrative expenses	3	2
	198	220
Raw material inventory	96	91
Total inventoried costs, net	$294	$311

11. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

Accumulated goodwill impairment losses as of both June 30, 2014, and December 31, 2013, were $2,755 million. The accumulated goodwill impairment losses for Ingalls as of both June 30, 2014, and December 31, 2013, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of both June 30, 2014, and December 31, 2013, were $1,187 million.

In the first quarter of 2014, the Company recorded $42 million of goodwill related to its acquisition of Stoller. In the second quarter of 2014, the Company recorded $166 million of goodwill related to its acquisition of UPI.

For the six months ended June 30, 2014, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Other	Total
Balance as of December 31, 2013	$175	$706	$—	$881
Acquisitions	—	42	166	208
Balance as of June 30, 2014	$175	$748	$166	$1,089

In the first quarter of 2014, the Company realigned its segments in order to optimize its operating structure. As a result, the net goodwill balance as of December 31, 2013, includes the reclassification of $23 million of goodwill from the Company's Ingalls segment to its Newport News segment. See Note 9: Segment Information for a full description of the segment realignments. None of these changes impacted the previously reported goodwill within each of the Company's reporting units.

Purchased Intangible Assets

In connection with the UPI purchase, the Company recorded $35 million of intangible assets pertaining to existing contracts, trademarks and trade names to be amortized using the pattern of benefits method over a weighted-average life of 14 years. In connection with the Stoller purchase, the Company recorded $6 million of intangible assets pertaining to existing contract backlog, trademarks and trade names to be amortized using the pattern of benefits method over a weighted-average life of five years.

The following table summarizes the Company's aggregate purchased intangible assets, which are primarily program related intangible assets.

($ in millions)	June 30 2014	December 31 2013
Gross carrying amount	$980	$939
Accumulated amortization	(423)	(411)
Net carrying amount	$557	$528

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangibles, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $6 million and $5 million for the three months ended June 30, 2014 and 2013, respectively. Aggregate amortization expense was $12 million and $11 million for the six months ended June 30, 2014 and 2013, respectively.

The Company expects amortization for purchased intangibles of approximately $26 million in 2014 and $24 million in each of the years 2015 through 2018.

12. INCOME TAXES

The Company's earnings are principally domestic and its effective tax rates on earnings from operations for the three months ended June 30, 2014 and 2013, were 34.2% and 34.5%, respectively. For the six months ended June 30, 2014 and 2013, the Company's effective tax rates were 33.1% and 33.6%, respectively. The decreases in the effective tax rates for the three and six months ended June 30, 2014, were primarily attributable to an increase in the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations.

For the three and six months ended June 30, 2014, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations. For the three and six months ended June 30, 2013, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the enactment of the American Taxpayer Relief Act in January 2013. The Company's effective tax rate for the six months ended June 30, 2013, reflected the entire 2012 income tax benefit for the research and development ("R&D") tax credit, which expired at the end of 2011. The American Taxpayer Relief Act retroactively extended the R&D tax credit through the end of 2013. Due to the timing of enactment, the impact on the Company's effective tax rate for the 2012 credit was reflected in the first quarter of 2013. The R&D tax credit expired December 31, 2013, and the Company will not recognize any tax benefit unless and until new legislation is enacted. The unfavorable impact of the expiration of this credit on the Company's 2014 effective tax rates was offset by the increase in the projected manufacturing deduction and the non-recurring tax benefit associated with the release of uncertain tax positions due to expiration of the statute of limitations.

Deferred state income taxes reflect the change in deferred state assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Net deferred tax assets (liabilities) as presented in the unaudited condensed consolidated statements of financial position were as follows:

($ in millions)	June 30 2014	December 31 2013
Net current deferred tax assets	$179	$170
Net non-current deferred tax liabilities	(112)	(83)
Total net deferred tax assets	$67	$87

13. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30 2014	December 31 2013
Term loan due March 30, 2016	$460	$474
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,765	1,779
Less current portion	86	79
Long-term debt, net of current portion	$1,679	$1,700

Credit Facility - In March 2011, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million and a swingline loan subfacility of $100 million. In November 2013, the Company amended and restated its existing Credit Facility to provide more favorable pricing terms and more flexibility under the Credit Facility’s restricted payment covenants. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. The current spread as of June 30, 2014, was 1.75% and may vary between 1.5% and 2.5%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of June 30, 2014, was 0.30% and may vary between 0.25% and 0.45%. As of June 30, 2014, approximately $28 million in letters of credit were issued but undrawn, and the remaining $622 million of the revolving credit facility was unutilized.

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

Senior Notes - In March 2011, the Company issued $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021.

Mississippi Economic Development Revenue Bonds - As of June 30, 2014, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of June 30, 2014, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the six months ended June 30, 2014.

The estimated fair value of the Company's total long-term debt, including current portions, as of June 30, 2014 and December 31, 2013, was $1,878 million and $1,897 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

In January 2013, the Company disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that it had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on Navy and Coast Guard contracts. The Company conducted an internal investigation, led by external counsel, and has taken remedial actions, including the termination of employees in instances where the Company believed grounds for termination existed. The Company is providing information regarding its investigation to the relevant government agencies. The Company agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from the Company's internal investigation. The U.S. Navy has reduced its portion of the withhold from $18.2 million to $4.7 million, while expressing its view that the gross amount of potential mischarging incurred by the Navy will likely not exceed $3.1 million. The U.S. Coast Guard informed the Company in June 2014 that it was provisionally reducing its withhold from $5.8 million to $3.6 million. Based on the results of its internal investigation, the Company estimates that the maximum amount of U.S. Navy and Coast Guard mischarging is approximately $4 million. The Company is in discussions with its U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but it cannot predict whether these customers will agree to a lower withhold amount. Depending upon the U.S. Government's assessment of the matters under investigation, the Company could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although the Company does not currently believe that this matter will have a material effect on its financial condition, results of operations or cash flows, the Company cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

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

Other Litigation - The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the “Republic”) since 2002 over a contract for the repair, refurbishment and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, the Company filed an arbitral statement of claim asserting breaches of the contract and $173 million in damages plus substantial interest and litigation expenses. In July 2014, the Republic filed in the arbitration a statement of defense denying all the Company’s allegations and a counterclaim alleging late redelivery of the frigates, unfinished work and breach of warranty and asserting damages of $61 million plus interest. The arbitration is currently scheduled to go to final hearing in January 2015. No assurances can be provided regarding the ultimate outcome of this matter.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2014, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of June 30, 2014, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency, or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2014, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2014, the Company had $28 million in standby letters of credit issued but undrawn as noted in Note 13: Debt and $357 million of surety bonds outstanding.

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

The cost of the Company's defined benefit plans and other postretirement plans for the three and six months ended June 30, 2014 and 2013, was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$34	$36	$3	$6	$68	$73	$6	$11
Interest cost	62	54	7	8	123	107	15	18
Expected return on plan assets	(81)	(72)	—	—	(161)	(144)	—	—
Amortization of prior service cost (credit)	4	5	(6)	(5)	9	9	(13)	(7)
Amortization of net actuarial loss (gain)	10	29	—	4	20	59	—	8
Net periodic benefit cost	$29	$52	$4	$13	$59	$104	$8	$30

The Company made the following contributions to its pension and other postretirement plans for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30
($ in millions)	2014	2013
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	123	301
Non-qualified	2	2
Other benefit plans	16	15
Total contributions	$141	$318

As of June 30, 2014, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2014.

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

18. STOCK COMPENSATION PLANS

The following table summarizes the status of the Company's stock option awards as of June 30, 2014:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at June 30, 2014	680	$35.81	1.8	$40

During the six months ended June 30, 2014 and 2013, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2014, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $98.09. These rights are subject to cliff vesting on December 31, 2016. For the six months ended June 30, 2013, the Company granted approximately 0.4 million RPSRs at a weighted average share price of $45.54. These rights are subject to cliff vesting on December 31, 2015. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

For the six months ended June 30, 2014, 1.5 million stock awards vested, of which approximately 0.6 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2014:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	1,307	$49.96	1.2

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended June 30, 2014 and 2013, of $6 million and $10 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the six months ended June 30, 2014 and 2013, of $11 million and $19 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, of $2 million and $4 million, respectively. Tax benefits for stock-based compensation recognized for the six months ended June 30, 2014 and 2013, was $4 million and $7 million, respectively.

Unrecognized Compensation Expense

As of June 30, 2014, the Company had $1 million of unrecognized compensation expense associated with the RSRs granted in 2014, which will be recognized over a period of 2.9 years, and $33 million of unrecognized expense associated with the RPSRs granted in 2014, 2013, and 2012, which will be recognized over a weighted average period of 1.2 years.

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
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, unaudited condensed consolidating statements of financial position as of June 30, 2014, and December 31, 2013, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries. The Subsidiary Guarantors' net cash funding with HII has been corrected from its previous classification as net cash provided by (used in) financing activities to net cash provided by (used in) investing activities in the prior year unaudited condensed consolidating statements of cash flows.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,433	$—	$—	$1,433
Service revenues	—	281	13	(8)	286
Total sales and service revenues	—	1,714	13	(8)	1,719
Cost of sales and service revenues
Cost of product sales	—	1,131	—	—	1,131
Cost of service revenues	—	234	12	(8)	238
Income (loss) from operating investments, net	—	1	—	—	1
General and administrative expenses	—	170	—	—	170
Operating income (loss)	—	180	1	—	181
Interest expense	(27)	(2)	—	—	(29)
Equity in earnings (loss) of subsidiaries	118	—	—	(118)	—
Earnings (loss) before income taxes	91	178	1	(118)	152
Federal income taxes	(9)	61	—	—	52
Net earnings (loss)	$100	$117	$1	$(118)	$100
Other comprehensive income (loss), net of tax	6	6	—	(6)	6
Comprehensive income (loss)	$106	$123	$1	$(124)	$106

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,423	$—	$—	$1,423
Service revenues	—	260	6	(6)	260
Total sales and service revenues	—	1,683	6	(6)	1,683
Cost of sales and service revenues
Cost of product sales	—	1,157	—	—	1,157
Cost of service revenues	—	227	6	(6)	227
Income (loss) from operating investments, net	—	2	—	—	2
General and administrative expenses	—	185	—	—	185
Operating income (loss)	—	116	—	—	116
Interest expense	(27)	(2)	—	—	(29)
Equity in earnings (loss) of subsidiaries	75	—	—	(75)	—
Earnings (loss) before income taxes	48	114	—	(75)	87
Federal income taxes	(9)	39	—	—	30
Net earnings (loss)	$57	$75	$—	$(75)	$57
Other comprehensive income (loss), net of tax	128	128	—	(128)	128
Comprehensive income (loss)	$185	$203	$—	$(203)	$185

	Six Months Ended June 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$2,765	$—	$—	$2,765
Service revenues	—	543	15	(10)	548
Total sales and service revenues	—	3,308	15	(10)	3,313
Cost of sales and service revenues
Cost of product sales	—	2,191	—	—	2,191
Cost of service revenues	—	461	14	(10)	465
Income (loss) from operating investments, net	—	3	—	—	3
General and administrative expenses	—	320	—	—	320
Operating income (loss)	—	339	1	—	340
Interest expense	(52)	(4)	—	—	(56)
Equity in earnings (loss) of subsidiaries	225	—	—	(225)	—
Earnings (loss) before income taxes	173	335	1	(225)	284
Federal income taxes	(17)	111	—	—	94
Net earnings (loss)	$190	$224	$1	$(225)	$190
Other comprehensive income (loss), net of tax	12	12	—	(12)	12
Comprehensive income (loss)	$202	$236	$1	$(237)	$202

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended June 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$2,744	$—	$—	$2,744
Service revenues	—	501	12	(12)	501
Total sales and service revenues	—	3,245	12	(12)	3,245
Cost of sales and service revenues
Cost of product sales	—	2,243	—	—	2,243
Cost of service revenues	—	440	12	(12)	440
Income (loss) from operating investments, net	—	4	—	—	4
General and administrative expenses	—	355	—	—	355
Operating income (loss)	—	211	—	—	211
Interest expense	(55)	(4)	—	—	(59)
Equity in earnings (loss) of subsidiaries	138	—	—	(138)	—
Earnings (loss) before income taxes	83	207	—	(138)	152
Federal income taxes	(18)	69	—	—	51
Net earnings (loss)	$101	$138	$—	$(138)	$101
Other comprehensive income (loss), net of tax	130	130	—	(130)	130
Comprehensive income (loss)	$231	$268	$—	$(268)	$231

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	June 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$587	$2	$3	$—	$592
Accounts receivable, net	—	1,203	13	—	1,216
Inventoried costs, net	—	294	—	—	294
Deferred income taxes	—	179	—	—	179
Prepaid expenses and other current assets	4	42	14	(14)	46
Total current assets	591	1,720	30	(14)	2,327
Property, plant, and equipment, net	—	1,848	2	—	1,850
Goodwill	—	1,089	—	—	1,089
Other purchased intangibles, net	—	557	—	—	557
Pension plan asset	—	127	—	—	127
Miscellaneous other assets	30	100	—	—	130
Investment in subsidiaries	3,504	—	—	(3,504)	—
Intercompany receivables	—	874	—	(874)	—
Total assets	$4,125	$6,315	$32	$(4,392)	$6,080
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$292	$5	$—	$297
Accrued employees’ compensation	—	209	1	—	210
Current portion of long-term debt	86	—	—	—	86
Current portion of postretirement plan liabilities	—	139	—	—	139
Current portion of workers’ compensation liabilities	—	233	—	—	233
Advance payments and billings in excess of revenues	—	58	—	—	58
Other current liabilities	27	217	14	(14)	244
Total current liabilities	113	1,148	20	(14)	1,267
Long-term debt	1,574	105	—	—	1,679
Pension plan liabilities	—	437	—	—	437
Other postretirement plan liabilities	—	482	—	—	482
Workers’ compensation liabilities	—	424	—	—	424
Deferred tax liabilities	—	112	—	—	112
Other long-term liabilities	—	110	—	—	110
Intercompany liabilities	869	—	5	(874)	—
Total liabilities	2,556	2,818	25	(888)	4,511
Stockholders’ equity	1,569	3,497	7	(3,504)	1,569
Total liabilities and stockholders’ equity	$4,125	$6,315	$32	$(4,392)	$6,080

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,042	$—	$1	$—	$1,043
Accounts receivable, net	—	1,123	—	—	1,123
Inventoried costs, net	—	311	—	—	311
Deferred income taxes	—	170	—	—	170
Prepaid expenses and other current assets	—	30	5	(6)	29
Total current assets	1,042	1,634	6	(6)	2,676
Property, plant, and equipment, net	—	1,897	—	—	1,897
Goodwill	—	881	—	—	881
Other purchased intangibles, net	—	528	—	—	528
Pension plan asset	—	124	—	—	124
Miscellaneous other assets	35	84	—	—	119
Investment in subsidiaries	3,295	—	—	(3,295)	—
Intercompany receivables	—	1,152	—	(1,152)	—
Total assets	$4,372	$6,300	$6	$(4,453)	$6,225
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$337	$—	$—	$337
Accrued employees’ compensation	—	230	—	—	230
Current portion of long-term debt	79	—	—	—	79
Current portion of postretirement plan liabilities	—	139	—	—	139
Current portion of workers’ compensation liabilities	—	230	—	—	230
Advance payments and billings in excess of revenues	—	115	—	—	115
Other current liabilities	25	237	6	(6)	262
Total current liabilities	104	1,288	6	(6)	1,392
Long-term debt	1,595	105	—	—	1,700
Pension plan liabilities	—	529	—	—	529
Other postretirement plan liabilities	—	477	—	—	477
Workers’ compensation liabilities	—	419	—	—	419
Deferred tax liabilities	—	83	—	—	83
Other long-term liabilities	—	104	—	—	104
Intercompany liabilities	1,152	—	—	(1,152)	—
Total liabilities	2,851	3,005	6	(1,158)	4,704
Stockholders’ equity	1,521	3,295	—	(3,295)	1,521
Total liabilities and stockholders’ equity	$4,372	$6,300	$6	$(4,453)	$6,225

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36)	$95	$(1)	$—	$58
Investing Activities
Additions to property, plant, and equipment	—	(51)	—	—	(51)
Acquisitions of businesses, net of cash received	—	(276)	3	—	(273)
Net funding from (to) parent	—	281	—	(281)	—
Net cash provided by (used in) investing activities	—	(46)	3	(281)	(324)
Financing Activities
Repayment of long-term debt	(14)	—	—	—	(14)
Dividends paid	(20)	—	—	—	(20)
Repurchases of common stock	(104)	—	—	—	(104)
Employee taxes on certain share-based payment arrangements	—	(64)	—	—	(64)
Proceeds from stock option exercises	—	2	—	—	2
Excess tax benefit related to stock-based compensation	—	15	—	—	15
Net funding from (to) subsidiary	(281)	—	—	281	—
Net cash provided by (used in) financing activities	(419)	(47)	—	281	(185)
Change in cash and cash equivalents	(455)	2	2	—	(451)
Cash and cash equivalents, beginning of period	1,042	—	1	—	1,043
Cash and cash equivalents, end of period	$587	$2	$3	$—	$592

	Six Months Ended June 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32)	$(305)	$—	$—	$(337)
Investing Activities
Additions to property, plant, and equipment	—	(55)	—	—	(55)
Net funding from (to) parent	—	357	—	(357)	—
Net cash provided by (used in) investing activities	—	302	—	(357)	(55)
Financing Activities
Repayment of long-term debt	(13)	—	—	—	(13)
Dividends paid	(10)	—	—	—	(10)
Repurchases of common stock	(25)	—	—	—	(25)
Proceeds from stock option exercises	3	—	—	—	3
Excess tax benefit related to stock-based compensation	—	3	—	—	3
Net funding from (to) subsidiary	(357)	—	—	357	—
Net cash provided by (used in) financing activities	(402)	3	—	357	(42)
Change in cash and cash equivalents	(434)	—	—	—	(434)
Cash and cash equivalents, beginning of period	1,056	—	1	—	1,057
Cash and cash equivalents, end of period	$622	$—	$1	$—	$623

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

For more than a century, we have designed, built, overhauled and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs. We conduct business primarily with the U.S. Government, principally the Department of Defense ("DoD"). HII is organized into three reportable segments: Ingalls, Newport News, and Other. Through our Ingalls segment, we are the builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters ("NSC") for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Other segment was established in the second quarter of 2014 to account for certain of our non-shipbuilding commercial activities.

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

U.S. Government operations, including appropriations for DoD and Department of Homeland Security ("Homeland Security") programs, were funded for the balance of fiscal year 2014 under the Consolidated Appropriations Act for Fiscal Year 2014 (the "2014 Act"). The 2014 Act specifically provided funding for the advance construction of CVN-79 John F. Kennedy, construction of two SSN-774 Virginia-class submarines, continuation of the CVN-72 USS Abraham Lincoln Refueling and Complex Overhaul ("RCOH"), continuation of DDG-51 Arleigh Burke-class destroyer production and cost to complete for LHA-6 America. The 2014 Act also fully funded construction of NSC-7 Kimball and provided funding for NSC-8 Midgett long-lead-time material. In March 2014, the Fiscal Year 2015 President's Budget Request (the "2015 Request") was delivered to Congress. The 2015 Request includes funding for continued construction of CVN-79 John F. Kennedy and cost-to-complete funding for CVN-78 Gerald R. Ford construction and the CVN-72 USS Abraham Lincoln RCOH. The 2015 Request also funds the construction of two DDG-51 Arleigh Burke-class destroyers and two SSN-774 Virginia-class submarines. Research and development investment is included for the SSBN(X) Ohio-class Replacement Program, as well as for the design of LHA-8 and LX(R), a new class of amphibious ships. Under the auspices of the Department of Homeland Security, the 2015 Request funds the construction of NSC-8 Midgett. While Congress continues to consider the 2015 Budget Request in its totality, it is premature to speculate regarding the outcome of those deliberations.

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

Most of our revenues are derived from long-term contracts for the production of goods and services provided to the federal government, which are accounted for in conformity with GAAP for construction-type and production-type contracts and federal government contractors. With the acquisitions of The S.M. Stoller Corporation ("Stoller") and UniversalPegasus International Holdings, Inc. ("UPI"), we have other types of contracts such as services or commercial arrangements for which revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred.

As of June 30, 2014, there had been no other material changes to the above critical accounting policies and estimates since December 31, 2013.

Contracts

Most of our revenues are generated from long-term government contracts for design, production and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are determined under the requirements of the Federal Acquisition Regulations ("FAR") and the U.S. Cost Accounting Standards ("CAS") regulations as allowable and allocable costs. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense and advertising costs.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 97% of our revenues for the three and six months ended June 30, 2014, and approximately 98% of our revenues for the three and six months ended June 30, 2013, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 3% of our revenues for the three and six months ended June 30, 2014, and approximately 2% of our revenues for the three and six months ended June 30, 2013, were generated from firm fixed-price arrangements.

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

For example, the discount rate is a significant assumption in determining the value of benefits earned under FAS and CAS. Under FAS, the discount rate is based on yields of high quality bonds, while the CAS discount rate has been an expected rate of return on plan assets assumption. Under the harmonization rules, the CAS discount rate will be based on a methodology more similar to FAS. CAS harmonization is being phased in 25% per year from 2014 through 2017, and the CAS discount rate will move closer toward the FAS rate in the future.

Another difference between FAS expense and CAS cost is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 10 years. Under CAS, net gains and losses were amortized over a 15-year period without regard to a corridor approach. Under the harmonization rules, the amortization period for
CAS changed to 10 years for gains and losses experienced beginning in 2013. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS, actual asset gains and losses are systematically spread over five years, subject to certain limitations. We do not use this spreading method for FAS and instead use fair value in determining our FAS expense. Accordingly, FAS expense generally reflects recent gains and losses faster than CAS.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2014 over 2013		June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and service revenues	$1,719	$1,683	$36	2%	$3,313	$3,245	$68	2%
Cost of product sales and service revenues	1,369	1,384	(15)	(1)%	2,656	2,683	(27)	(1)%
Income (loss) from operating investments, net	1	2	(1)	(50)%	3	4	(1)	(25)%
General and administrative expenses	170	185	(15)	(8)%	320	355	(35)	(10)%
Operating income (loss)	181	116	65	56%	340	211	129	61%
Interest expense	29	29	—	—%	56	59	(3)	(5)%
Federal income taxes	52	30	22	73%	94	51	43	84%
Net earnings (loss)	$100	$57	$43	75%	$190	$101	$89	88%

Operating Performance Assessment and Reporting

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is largely flexibly-priced. Therefore, sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operating performance. Under FAR rules that govern our business with the U.S. Government, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues as well as operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This approach is consistent with the long-term life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

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

Sales and Service Revenues

Sales and service revenues consisted of the following:

	Three Months Ended				Six Months Ended
	June 30		2014 over 2013		June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Product sales	$1,433	$1,423	$10	1%	$2,765	$2,744	$21	1%
Service revenues	286	260	26	10%	548	501	47	9%
Sales and service revenues	$1,719	$1,683	$36	2%	$3,313	$3,245	$68	2%

Product sales for the three months ended June 30, 2014, increased $10 million, or 1%, compared with the same period in 2013. Product sales for the six months ended June 30, 2014, increased $21 million, or 1%, compared with the same period in 2013. Product sales at our Ingalls segment decreased $8 million for the three and six months ended June 30, 2014, as a result of lower volumes in Amphibious Assault Ships, partially offset by higher volumes in the Legend-class NSC program and Surface Combatants. Newport News product sales increased $18 million for the three months ended June 30, 2014, primarily as a result of higher volumes in Submarines and Energy, partially offset by lower volumes in Aircraft Carriers. Newport News product sales increased $29 million for the six months ended June 30, 2014, primarily as a result of higher volumes in Submarines and Energy.

Service revenues for the three months ended June 30, 2014, increased $26 million, or 10%, compared with the same period in 2013. Service revenues for the six months ended June 30, 2014, increased $47 million, or 9%, compared with the same period in 2013. Service revenues at our Ingalls segment decreased $11 million and $14 million for the three and six months ended June 30, 2014, respectively, as a result of lower volumes in Surface Combatants and Amphibious Assault Ships services. Service revenues at our Newport News segment increased $17 million and $41 million for the three and six months ended June 30, 2014, respectively, primarily as a result of the acquisition of Stoller, as well as higher volumes in Aircraft Carriers services, partially offset by lower volumes in Fleet Support services. Service revenues at our Other segment were $20 million for the three and six months ended June 30, 2014, primarily as a result of the acquisition of UPI.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30		2014 over 2013		June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Cost of product sales	$1,131	$1,157	$(26)	(2)%	$2,191	$2,243	$(52)	(2)%
% of product sales	78.9%	81.3%	—		79.2%	81.7%	—
Cost of service revenues	238	227	11	5%	465	440	25	6%
% of service revenues	83.2%	87.3%	—		84.9%	87.8%	—
Income (loss) from operating investments, net	1	2	(1)	(50)%	3	4	(1)	(25)%
General and administrative expenses	170	185	(15)	(8)%	320	355	(35)	(10)%
% of total sales and service revenues	9.9%	11.0%	—		9.7%	10.9%	—
Cost of sales and service revenues	$1,538	$1,567	$(29)	(2)%	$2,973	$3,034	$(61)	(2)%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2014, decreased $26 million, or 2%, compared with the same period in 2013. Cost of product sales for the six months ended June 30, 2014, decreased $52 million, or 2%, compared with the same period in 2013. Cost of product sales at our Ingalls segment decreased $46 million and $77 million for the three and six months ended June 30, 2014, respectively, primarily due to the lower sales volumes described above and performance improvements on the Legend-class NSC program and the LPD-17 San Antonio-class program. Cost of product sales at our Newport News segment increased $20 million and $25 million for the three and six months ended June 30, 2014, respectively, primarily as a result of the higher sales volumes described above.

Cost of product sales as a percentage of product sales decreased from 81.3% for the three months ended June 30, 2013, to 78.9% for the three months ended June 30, 2014, primarily driven by risk retirement on the Legend-class NSC program and the LPD-17 San Antonio-class program. Cost of product sales as a percentage of product sales decreased from 81.7% for the six months ended June 30, 2013, to 79.2% for the six months ended June 30, 2014, primarily driven by risk retirement on the Legend-class NSC program and the LPD-17 San Antonio-class program.

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2014, increased $11 million, or 5%, compared with the same period in 2013. Cost of service revenues for the six months ended June 30, 2014, increased $25 million, or 6%, compared with the same period in 2013. Cost of service revenues at our Ingalls segment decreased $8 million and $12 million for the three and six months ended June 30, 2014, respectively, primarily as a result of the lower volumes described above. Cost of service revenues at our Newport News segment increased $3 million and $21 million for the three and six months ended June 30, 2014, respectively, primarily as a result of the higher volumes described above, partially offset by the impact of a change in our contract mix following the acquisition of Stoller. Cost of service revenues at our Other segment were $16 million for the three and six months ended June 30, 2014, primarily as a result of the acquisition of UPI.

Cost of service revenues as a percentage of service revenues decreased from 87.3% for the three months ended June 30, 2013, to 83.2% for the three months ended June 30, 2014, primarily due to year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues decreased from 87.8% for the six months ended June 30, 2013, to 84.9% for the six months ended June 30, 2014, primarily due to year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net decreased $1 million for the three and six months ended June 30, 2014, compared with the same periods in 2013.

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

General and administrative expenses for the three months ended June 30, 2014, decreased $15 million, or 8%, from the comparable period in 2013. This decrease was primarily the result of a favorable change in the FAS/CAS Adjustment, partially offset by increases resulting from the amortization of Avondale restructuring costs, the inclusion of UPI and Stoller, and higher state tax expense. General and administrative expenses for the six months ended June 30, 2014, decreased $35 million, or 10%, from the comparable period in 2013. This decrease was primarily the result of a favorable change in the FAS/CAS Adjustment, partially offset by increases resulting from the amortization of Avondale restructuring costs, the inclusion of UPI and Stoller, and higher state tax expense.

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

The following table reconciles segment operating income to total operating income:

	Three Months Ended				Six Months Ended
	June 30		2014 over 2013		June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Segment operating income (loss)	$163	$136	$27	20%	$300	$256	$44	17%
FAS/CAS Adjustment	21	(18)	39	217%	43	(41)	84	205%
Deferred state income taxes	(3)	(2)	(1)	(50)%	(3)	(4)	1	25%
Total operating income (loss)	$181	$116	$65	56%	$340	$211	$129	61%

Segment Operating Income

Segment operating income for the three months ended June 30, 2014 was $163 million, an increase of $27 million compared with the same period in 2013. The increase was primarily due to risk retirement on the Legend-class NSC program and delivered LPD ships, as well as a $6 million favorable overhead adjustment resulting from a change in non-income based tax liabilities.

Segment operating income for the six months ended June 30, 2014 was $300 million, an increase of $44 million compared with the same period in 2013. The increase was primarily due to risk retirement on the Legend-class NSC program, the LPD-17 San Antonio-class program, including delivered LPD ships, as well as a $6 million favorable overhead adjustment resulting from a change in non-income based tax liabilities.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Three Months Ended				Six Months Ended
	June 30		2014 over 2013		June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
FAS expense	$(33)	$(65)	$32	49%	$(67)	$(134)	$67	50%
CAS cost	54	47	7	15%	110	93	17	18%
FAS/CAS Adjustment	$21	$(18)	$39	217%	$43	$(41)	$84	205%

The FAS/CAS Adjustment was a net benefit of $21 million and a net expense of $18 million for the three months ended June 30, 2014 and 2013, respectively. The favorable change in the FAS/CAS Adjustment of $39 million for the three months ended June 30, 2014, was driven by a decrease in our FAS expense, due primarily to improved discount rates, as well as increased CAS cost due to the phase in of harmonization. The FAS/CAS Adjustment was a net benefit of $43 million and a net expense of $41 million for the six months ended June 30, 2014 and 2013, respectively. The favorable change in the FAS/CAS Adjustment of $84 million for the six months ended June 30, 2014, was driven by a decrease in our FAS expense, due primarily to improved discount rates, as well as increased CAS cost due to the phase in of harmonization.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense for the three months ended June 30, 2014, was $3 million, compared to an expense of $2 million for the same period in 2013. This change was primarily attributable to a non-recurring adjustment related to a true-up of 2013 deferred taxes, partially offset by pension related changes. Deferred state income tax expense for the six months ended June 30, 2014, was $3 million, compared to an expense of $4 million for the same period in 2013. This decrease in deferred expense was primarily attributable to changes in pension related adjustments and reserves that are not currently deductible for tax purposes. These decreases were partially offset by a non-recurring adjustment related to the true-up of 2013 deferred taxes and changes in the timing of contract taxable income.

Interest Expense

Interest expense for the three months ended June 30, 2014, remained constant at $29 million compared to the same period in 2013. Interest expense for the six months ended June 30, 2014, decreased to $56 million from $59 million for the same period in 2013, primarily as a result of reduced principal on our five-year term loan.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended June 30, 2014, was 34.2%, compared with 34.5% for the same period in 2013. Our effective tax rate on earnings from operations for the six months ended June 30, 2014, was 33.1%, compared with 33.6% for the same period in 2013. The decrease in our effective tax rates for the three and six months ended June 30, 2014, was primarily attributable to an increase in the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations. Our effective tax rates for the three and six months ended June 30, 2014, differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations. The effective tax rate for the six months ended June 30, 2013, differed from the federal statutory rate primarily as a result of the American Taxpayer Relief Act enacted in January 2013. This Act retroactively extended the research and development ("R&D") tax credit that expired at the end of 2011 through the end of 2013. As a result, our effective tax rate for the six months ended June 30, 2013, reflected the entire 2012 income tax benefit for the R&D tax credit.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Other. We established the Other segment in the second quarter of 2014 to account for certain of our non-shipbuilding commercial activities. In the first quarter of 2014, we realigned our segments in order to optimize our operating structure. As a result of this realignment, our AMSEC and Continental Maritime of San Diego ("CMSD") businesses were transferred from the Ingalls segment to the Newport News segment. We have reflected the 2014 realignment in prior financial reporting periods on an as-if basis, which has resulted in the transfer of revenue, operating profit, assets, and liabilities between the Ingalls and Newport News segments. None of these changes impacted our previously reported consolidated financial position, results of operations or cash flows.

On May 30, 2014, we completed the acquisition of UPI. We report the post-acquisition results of operations, financial position, and cash flows of UPI as part of our Other segment. On January 2, 2014, we completed the acquisition of Stoller. Stoller's post-acquisition results of operations, financial position, and cash flows are reported within our Newport News segment.

Segment operating results are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2014 over 2013		June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and Service Revenues
Ingalls	$572	$592	$(20)	(3)%	$1,119	$1,142	$(23)	(2)%
Newport News	1,129	1,092	37	3%	2,176	2,104	72	3%
Other	20	—	20	—%	20	—	20	—%
Intersegment eliminations	(2)	(1)	(1)	(100)%	(2)	(1)	(1)	(100)%
Total sales and service revenues	$1,719	$1,683	$36	2%	$3,313	$3,245	$68	2%
Operating Income (Loss)
Ingalls	$59	$31	$28	90%	$102	$55	$47	85%
Newport News	104	105	(1)	(1)%	198	201	(3)	(1)%
Other	—	—	—	—%	—	—	—	—%
Total Segment Operating Income (Loss)	163	136	27	20%	300	256	44	17%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	21	(18)	39	217%	43	(41)	84	205%
Deferred state income taxes	(3)	(2)	(1)	(50)%	(3)	(4)	1	25%
Total operating income (loss)	$181	$116	$65	56%	$340	$211	$129	61%

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

Cumulative Adjustments

For the three and six months ended June 30, 2014 and 2013, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2014	2013	2014	2013
Gross favorable adjustments	$75	$55	$127	$100
Gross unfavorable adjustments	(11)	(20)	(19)	(35)
Net adjustments	$64	$35	$108	$65

For the three months ended June 30, 2014, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program, the Legend-class NSC program, the construction contract for CVN-78 Gerald R. Ford, and delivered LPD ships. For the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the six months ended June 30, 2014, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program, the Legend-class NSC program, the LPD-17 San Antonio-class program, including delivered LPD ships, and the construction contract for CVN-78 Gerald R. Ford. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

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

Ingalls

	Three Months Ended				Six Months Ended
	June 30		2014 over 2013		June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and service revenues	$572	$592	$(20)	(3)%	$1,119	$1,142	$(23)	(2)%
Segment operating income (loss)	59	31	28	90%	102	55	47	85%
As a percentage of segment sales	10.3%	5.2%			9.1%	4.8%

Sales and Service Revenues

Ingalls revenues for the three months ended June 30, 2014, decreased $20 million, or 3%, from the same period in 2013, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LHA-6 America and LPD-25 USS Somerset, partially offset by higher volumes on LHA-7 Tripoli. Revenues on the Legend-class NSC program increased due to higher volumes on the construction contracts of NSC-6 Munro, NSC-7 Kimball, NSC-5 James, and NSC-4 Hamilton. Surface Combatants revenues increased due to higher volumes on the construction contracts of DDG-117 Paul Ignatius, DDG-119 (unnamed) and DDG-114 Ralph Johnson, partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

Ingalls revenues for the six months ended June 30, 2014, decreased $23 million, or 2%, from the same period in 2013, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LHA-6 America and LPD-25 USS Somerset, partially offset by higher volumes on LPD-27 Portland and LHA-7 Tripoli. Revenues on the Legend-class NSC program increased due to higher volumes on the construction contracts of NSC-6 Munro, NSC-5 James, NSC-7 Kimball, and NSC-4 Hamilton. Surface Combatants revenues increased due to higher volumes on the construction contracts of DDG-117 Paul Ignatius, DDG-114 Ralph Johnson and DDG-119 (unnamed), partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

Segment Operating Income

Ingalls operating income for the three months ended June 30, 2014, was $59 million, compared with $31 million for the same period in 2013. The increase was primarily due to risk retirement on the Legend-class NSC program and delivered LPD ships, as well as a $6 million favorable overhead adjustment resulting from a change in non-income based tax liabilities.

Ingalls operating income for the six months ended June 30, 2014, was $102 million, compared with $55 million for the same period in 2013. The increase was primarily due to risk retirement on the Legend-class NSC program and the LPD-17 San Antonio-class program, including delivered LPD ships, as well as a $6 million favorable overhead adjustment resulting from a change in non-income based tax liabilities.

Newport News

	Three Months Ended				Six Months Ended
	June 30		2014 over 2013		June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and service revenues	$1,129	$1,092	$37	3%	$2,176	$2,104	$72	3%
Segment operating income (loss)	104	105	(1)	(1)%	198	201	(3)	(1)%
As a percentage of segment sales	9.2%	9.6%			9.1%	9.6%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2014, increased $37 million, or 3%, from the same period in 2013, primarily driven by the Stoller acquisition, as well as higher revenues in Submarines and Energy, partially offset by lower revenues in Fleet Support services. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block III construction and Block IV advance procurement contracts, partially offset by lower volumes on Block II boats following the delivery of SSN-783 USS Minnesota. Increased Energy revenues were primarily driven by higher commercial volumes. Lower revenues in Fleet Support services were primarily due to decreased volumes associated with repair work on SSN-765 USS Montpelier. Aircraft Carriers revenues remained constant as increased volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, the construction preparation contract for CVN-79 John F. Kennedy and the inactivation contract for CVN-65 USS Enterprise were offset by decreased volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction contract for CVN-78 Gerald R. Ford.

Newport News revenues for the six months ended June 30, 2014, increased $72 million, or 3%, from the same period in 2013, primarily driven by the Stoller acquisition, as well as higher revenues in Energy and Submarines, partially offset by lower revenues in Fleet Support services. Increased Energy revenues were primarily driven by higher commercial volumes. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block III construction and Block IV advance procurement contracts, partially offset by lower volumes on Block II boats following the delivery of SSN-783 USS Minnesota. Lower revenues in Fleet Support services were primarily due to decreased volumes associated with repair work on SSN-765 USS Montpelier. Aircraft Carriers revenues remained constant as increased volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, the inactivation contract for CVN-65 USS Enterprise and the construction preparation contract for CVN-79 John F. Kennedy were offset by decreased volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction contract for CVN-78 Gerald R. Ford.

Segment Operating Income

Newport News operating income for the three months ended June 30, 2014, was $104 million, compared with $105 million for the same period in 2013. Lower risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH was offset by higher risk retirement on the construction contract for CVN-78 Gerald R. Ford.

Newport News operating income for the six months ended June 30, 2014, was $198 million, compared with $201 million for the same period in 2013. Lower risk retirement on the SSN-774 Virginia-class submarine program and the execution contract for the CVN-71 USS Theodore Roosevelt RCOH was offset by higher risk retirement on the construction contract for CVN-78 Gerald R. Ford.

Other

Revenues at our Other segment for the three and six months ended June 30, 2014, were $20 million, primarily due to the acquisition of UPI on May 30, 2014. Other operating income for the three and six months ended June 30, 2014, was less than $1 million.

BACKLOG

Total backlog as of June 30, 2014, and December 31, 2013, was approximately $24 billion and $18 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2014, and December 31, 2013:

	June 30, 2014			December 31, 2013
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,635	$1,929	$8,564	$6,335	$2,570	$8,905
Newport News	7,647	7,816	15,463	5,495	3,638	9,133
Other	130	—	130	—	—	—
Total backlog	$14,412	$9,745	$24,157	$11,830	$6,208	$18,038

Approximately 32% of the $18 billion total backlog as of December 31, 2013, is expected to be converted into sales in 2014. U.S. Government orders comprised substantially all of the total backlog as of June 30, 2014, and December 31, 2013.

Awards

The value of new contract awards during the six months ended June 30, 2014, was approximately $9.2 billion. Significant new awards during this period included contracts for Block IV of the SSN-774 Virginia-class submarine program, continued construction preparation for CVN-79 John F. Kennedy and construction of NSC-7 Kimball.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended
	June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Net earnings (loss)	$190	$101	$89	88%
Depreciation and amortization	114	97	17	18%
Stock-based compensation	11	19	(8)	(42)%
Excess tax benefit related to stock-based compensation	(15)	(3)	(12)	(400)%
Deferred income taxes	(4)	28	(32)	(114)%
Retiree benefit funding less than (in excess of) expense	(73)	(184)	111	60%
Trade working capital decrease (increase)	(165)	(395)	230	58%
Net cash provided by (used in) operating activities	$58	$(337)	$395	117%

Cash Flows

We discuss below our major operating, investing and financing activities for the six months ended June 30, 2014 and 2013, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2014 was $58 million, compared with $337 million used in operating activities for the same period in 2013. The increase in operating cash flow was primarily due to changes in trade working capital and in funding of retiree benefit plans. The change in trade working capital was primarily driven by accounts receivable due to the timing of collections and inventoried costs.

For the six months ended June 30, 2014, we made discretionary contributions to our qualified defined benefit pension plans totaling $123 million, compared with $301 million of discretionary contributions for the same period in 2013. As of June 30, 2014, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2014.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2014, was $324 million, compared with $55 million used in the same period in 2013. The increase in cash used in investing activities was driven by the acquisitions of Stoller and UPI. We expect our capital expenditures in 2014 to fall in a range between 2% and 3% of annual revenues.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2014, was $185 million, compared with $42 million used in the same period in 2013. The increase was primarily due to an additional $79 million of common stock repurchases, $64 million in employee taxes on certain share-based payment arrangements, and an additional $10 million of cash dividend payments, partially offset by an increase of $12 million of excess tax benefit related to stock compensation.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Net cash provided by (used in) operating activities	$58	$(337)	$395	117%
Less:
Capital expenditures	(51)	(55)	4	7%
Free cash flow provided by (used in) operations	$7	$(392)	$399	102%

Free cash flow for the six months ended June 30, 2014 increased $399 million compared with the same period in 2013, primarily due to changes in trade working capital and in funding of retiree benefit plans.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June 30, 2014 and 2013, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these new regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2014, we had $28 million in standby letters of credit issued but undrawn and $357 million of surety bonds outstanding.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first three ships have been delivered. NSC-4 Hamilton, NSC-5 James and NSC-6 Munro are under construction, and, in 2014, we were awarded the construction contract for NSC-7 Kimball and an advance procurement contract for NSC-8 Midgett.

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

SSBN(X) Ohio-class Submarine Replacement Program
Perform, through an agreement with Electric Boat, as design subcontractor for the SSBN(X) Ohio-class replacement boats. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class ballistic missile submarines, which were first introduced into service in 1981. We are currently participating in the design effort and our experience and well-qualified workforce position us for a potential role in the construction effort but no decisions have been made regarding that aspect of the program. The SSBN Ohio-class includes 14 ballistic missile submarines ("SSBN"). The Ohio Replacement Program currently anticipates 12 new ballistic missile submarines over a 15-year period at a cost of approximately $4 billion to $7 billion each. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. Congress has delayed the start of the first Ohio replacement submarine by two years and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027 with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program may represent an opportunity for us in the future.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of June 30, 2014, we had $460 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of June 30, 2014. Based on the amounts outstanding under our Credit Facility as of June 30, 2014, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of June 30, 2014, our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2014. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015. On October 30, 2013, our board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2]
April 1, 2014 to April 30, 2014	545,802	$100.80	260,814	$129.0
May 1, 2014 to May 31, 2014	172,213	96.49	172,213	112.4
June 1, 2014 to June 30, 2014	384,235	98.13	384,235	74.7
Total	1,102,250	$99.20	817,262	$74.7
1 We purchased an aggregate of 817,262 shares of our common stock in the open market pursuant to our repurchase program and 284,988 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
2 As of June 30, 2014, we had purchased 2,818,812 shares at an average price of $79.93 per share for a total of $225.3 million since the program's inception.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc.

3.3	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K filed on May 6, 2013).

11	Computation of Per Share Earnings (provided in Note 8 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	August 7, 2014	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Douglass L. Fontaine II
Douglass L. Fontaine II
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)