Form 10-Q
period 2014-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2014-11-06
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 31, 2014, 48,288,631 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2014	2013	2014	2013
Sales and service revenues
Product sales	$1,385	$1,394	$4,150	$4,138
Service revenues	332	243	880	744
Total sales and service revenues	1,717	1,637	5,030	4,882
Cost of sales and service revenues
Cost of product sales	1,086	1,123	3,277	3,366
Cost of service revenues	278	210	743	650
Income (loss) from operating investments, net	7	9	10	13
General and administrative expenses	189	186	509	541
Operating income (loss)	171	127	511	338
Other income (expense)
Interest expense	(27)	(28)	(83)	(87)
Earnings (loss) before income taxes	144	99	428	251
Federal income taxes	48	30	142	81
Net earnings (loss)	$96	$69	$286	$170

Basic earnings (loss) per share	$1.97	$1.38	$5.85	$3.41
Weighted-average common shares outstanding	48.7	49.9	48.9	49.9

Diluted earnings (loss) per share	$1.96	$1.36	$5.80	$3.37
Weighted-average diluted shares outstanding	49.0	50.6	49.3	50.5

Dividends declared per share	$0.20	$0.10	$0.60	$0.30

Net earnings (loss) from above	$96	$69	$286	$170
Other comprehensive income (loss)
Change in unamortized benefit plan costs	8	31	24	246
Other	(2)	2	—	3
Tax benefit (expense) for items of other comprehensive income	(3)	(15)	(9)	(101)
Other comprehensive income (loss), net of tax	3	18	15	148
Comprehensive income (loss)	$99	$87	$301	$318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30 2014	December 31 2013
Assets
Current Assets
Cash and cash equivalents	$769	$1,043
Accounts receivable, net	1,144	1,123
Inventoried costs, net	272	311
Deferred income taxes	167	170
Prepaid expenses and other current assets	28	29
Total current assets	2,380	2,676
Property, plant, and equipment, net of accumulated depreciation of $1,525 million as of 2014 and $1,404 million as of 2013	1,852	1,897
Goodwill	1,086	881
Other purchased intangibles, net	551	528
Pension plan assets	129	124
Miscellaneous other assets	127	119
Total assets	$6,125	$6,225
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$268	$337
Accrued employees’ compensation	226	230
Current portion of long-term debt	93	79
Current portion of postretirement plan liabilities	139	139
Current portion of workers’ compensation liabilities	233	230
Advance payments and billings in excess of revenues	53	115
Other current liabilities	222	262
Total current liabilities	1,234	1,392
Long-term debt	1,650	1,700
Pension plan liabilities	452	529
Other postretirement plan liabilities	486	477
Workers’ compensation liabilities	424	419
Deferred tax liabilities	118	83
Other long-term liabilities	99	104
Total liabilities	4,463	4,704
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 51.4 million issued and 48.5 million outstanding as of September 30, 2014, and 50.5 million issued and 48.7 million outstanding as of December 31, 2013	1	1
Additional paid-in capital	1,907	1,925
Retained earnings (deficit)	492	236
Treasury stock	(232)	(120)
Accumulated other comprehensive income (loss)	(506)	(521)
Total stockholders’ equity	1,662	1,521
Total liabilities and stockholders’ equity	$6,125	$6,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2014	2013
Operating Activities
Net earnings (loss)	$286	$170
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	136	135
Amortization of purchased intangibles	20	16
Amortization of debt issuance costs	8	6
Stock-based compensation	22	28
Excess tax benefit related to stock-based compensation	(15)	(5)
Deferred income taxes	11	(19)
Change in
Accounts receivable	34	(150)
Inventoried costs	41	(102)
Prepaid expenses and other assets	4	(16)
Accounts payable and accruals	(186)	12
Retiree benefits	(48)	(134)
Other non-cash transactions, net	1	3
Net cash provided by (used in) operating activities	314	(56)
Investing Activities
Additions to property, plant, and equipment	(91)	(85)
Acquisitions of businesses, net of cash received	(272)	—
Proceeds from insurance settlement	—	58
Net cash provided by (used in) investing activities	(363)	(27)
Financing Activities
Repayment of long-term debt	(36)	(22)
Dividends paid	(30)	(15)
Repurchases of common stock	(112)	(53)
Employee taxes on certain share-based payment arrangements	(64)	—
Proceeds from stock option exercises	2	6
Excess tax benefit related to stock-based compensation	15	5
Net cash provided by (used in) financing activities	(225)	(79)
Change in cash and cash equivalents	(274)	(162)
Cash and cash equivalents, beginning of period	1,043	1,057
Cash and cash equivalents, end of period	$769	$895
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$132	$54
Cash paid for interest	$96	$101
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$4	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30, 2014 and 2013 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2012	$—	$1,894	$—	$(1)	$(1,226)	$667
Net earnings (loss)	—	—	170	—	—	170
Dividends declared ($0.30 per share)	—	—	(15)	—	—	(15)
Additional paid-in capital	—	20	—	—	—	20
Other comprehensive income (loss), net of tax	—	—	—	—	148	148
Common stock	1	—	—	—	—	1
Treasury stock activity	—	—	—	(56)	—	(56)
Balance as of September 30, 2013	$1	$1,914	$155	$(57)	$(1,078)	$935

Balance as of December 31, 2013	$1	$1,925	$236	$(120)	$(521)	$1,521
Net earnings (loss)	—	—	286	—	—	286
Dividends declared ($0.60 per share)	—	—	(30)	—	—	(30)
Additional paid-in capital	—	(18)	—	—	—	(18)
Other comprehensive income (loss), net of tax	—	—	—	—	15	15
Treasury stock activity	—	—	—	(112)	—	(112)
Balance as of September 30, 2014	$1	$1,907	$492	$(232)	$(506)	$1,662

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

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and provision of services to the federal government, principally the U.S. Navy. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred, generally based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts that provide for deliveries of a substantial number of similar units, sales are accounted for using units of delivery as the basis to measure progress toward completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company is accounting for one of its contracts under the percentage-of-completion method based on a zero profit margin and will continue such accounting until results can be estimated more precisely. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended September 30, 2014 and 2013, net cumulative catch-up adjustments increased operating income by $46 million and $2 million, respectively, and increased diluted earnings per share by $0.61 and $0.02, respectively. For the nine months ended September 30, 2014 and 2013, net cumulative catch-up adjustments increased operating income by $154 million and $67 million, respectively, and increased diluted earnings per share by $2.03 and $0.86, respectively. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income in any of these periods.

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

The Company maintains multiple rabbi trusts established to fund certain non-qualified pension plans. These trusts consist of available-for-sale investments primarily in marketable securities. The assets are held at fair value, and a significant majority of investments held in the trusts are valued within Level 1 of the fair value hierarchy. The rabbi trusts were valued at $43 million and $40 million as of September 30, 2014 and December 31, 2013, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position.

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

Additional accounting standards updates issued but not effective until after September 30, 2014, are not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

The Defense Contract Audit Agency ("DCAA"), a DoD agency, prepared an initial audit report on the Company's July 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. The Company submitted a revised proposal in March 2014 to address the concerns of the DCAA and to reflect a revised estimated total cost of $284 million. In July 2014, the Company received a letter from the Supervisor of Shipbuilding requesting that the Company revise its restructuring proposal to address certain documentation issues identified by the DCAA in order for the Government to make an adequate evaluation of the restructuring proposal. In August 2014, the Company received a letter from the Supervisor of Shipbuilding proposing a joint meeting regarding the treatment of specific costs included in the restructuring proposal and acknowledging that the allowability and allocability of costs will be determined by the Government in an Advanced Agreement in accordance with FAR.

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

The following table summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of September 30, 2014 and 2013, these costs were comprised primarily of employee severance and retention payments, as well as incentive bonuses. As of September 30, 2014, and December 31, 2013, $144 million and $180 million, respectively, of restructuring and shutdown related costs were capitalized in inventoried costs. As of September 30, 2014, $39 million of accounts receivable was related to restructuring and shutdown related costs. For the three and nine months ended September 30, 2014, the Company expensed $15 million and $43 million, respectively, of these costs as part of general and administrative expenses.

($ in millions)
Balance as of December 31, 2012	$24
Payments	(14)
Adjustments	8
Balance as of September 30, 2013	$18

Balance as of December 31, 2013	$14
Payments	(13)
Adjustments	3
Balance as of September 30, 2014	$4

5. GULFPORT

On September 3, 2013, the Company announced the closure of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it completed in August 2014. In connection with this closure, the Company expects to incur total costs of approximately $57 million, consisting of approximately $52 million in accelerated depreciation of fixed assets and $5 million in personnel, facility shutdown, and other related costs. In July 2014, the Company received a letter from the Supervisor of Shipbuilding taking exception to the Company's treatment of the Gulfport closure costs. The Company disagrees with the conclusion reached by the Supervisor of Shipbuilding and is currently evaluating its future course of action. The inability to recover Gulfport closure costs could result in a material effect on the Company's consolidated financial position, results of operations or cash flows. As of September 30, 2014, and December 31, 2013, $36 million and $17 million, respectively, of accounts receivable was related to Gulfport closure costs.

6. ACQUISITIONS

On May 30, 2014, the Company acquired, for approximately $225 million in cash, net of $5 million of cash acquired, UniversalPegasus International Holdings, Inc. ("UPI"), a provider of project management, engineering and construction management services to the oil and gas industry. The acquisition is consistent with the Company's strategy to utilize its engineering and energy related expertise to expand its position in energy infrastructure markets. In connection with this acquisition, the Company recorded $163 million of goodwill, all of which was allocated to its Other segment, primarily related to the value of UPI’s workforce, and $37 million of intangible assets related to contractual relationships and trade names. See Note 11: Goodwill and Other Purchased Intangible Assets. Adjustments to the fair value of assets acquired and liabilities assumed since the acquisition date were not material and were primarily driven by the finalization of the net working capital adjustment. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the fair value of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of UPI are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company funded each of these acquisitions using cash on hand. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase price of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. As of September 30, 2014, the total amount of goodwill related to these acquisitions expected to be deductible for tax purposes was $97 million. Pro forma revenues and results of operations have not been provided for these acquisitions as they are not material either individually or in the aggregate.

7. STOCKHOLDERS' EQUITY

Treasury Stock - In 2013, the Company's board of directors authorized an increase in the Company's stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. In 2014, the Company's board of directors authorized an increase in the Company's stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2014, the Company repurchased 1,136,170 shares at a cost of $112 million. For the nine months ended September 30, 2013, the Company repurchased 919,866 shares at a cost of $56 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.20 and $0.10 for the three months ended September 30, 2014 and 2013, respectively. The Company declared cash dividends per share of $0.60 and $0.30 for the nine months ended September 30, 2014 and 2013, respectively. The Company paid cash dividends totaling $30 million and $15 million for the nine months ended September 30, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of September 30, 2014 and December 31, 2013, was comprised of unamortized benefit plan costs of $508 million and $523 million, respectively, and other comprehensive income items of $2 million and $2 million, respectively. The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2014 and 2013, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2013	$(1,097)	$1	$(1,096)
Other comprehensive income (loss) before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(2)	—	(2)
Amortization of net actuarial loss (gain)[1]	33	—	33
Tax benefit (expense) for items of other comprehensive income	(14)	(1)	(15)
Net current period other comprehensive income (loss)	17	1	18
Balance as of September 30, 2013	$(1,080)	$2	$(1,078)

Balance as of June 30, 2014	$(513)	$4	$(509)
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(2)	—	(2)
Amortization of net actuarial loss (gain)[1]	10	—	10
Tax benefit (expense) for items of other comprehensive income	(3)	—	(3)
Net current period other comprehensive income (loss)	5	(2)	3
Balance as of September 30, 2014	$(508)	$2	$(506)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2012	$(1,226)	$—	$(1,226)
Other comprehensive income (loss) before reclassifications	147	3	150
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	100	—	100
Tax benefit (expense) for items of other comprehensive income	(100)	(1)	(101)
Net current period other comprehensive income (loss)	146	2	148
Balance as of September 30, 2013	$(1,080)	$2	$(1,078)

Balance as of December 31, 2013	$(523)	$2	$(521)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(6)	—	(6)
Amortization of net actuarial loss (gain)[1]	30	—	30
Tax benefit (expense) for items of other comprehensive income	(9)	—	(9)
Net current period other comprehensive income (loss)	15	—	15
Balance as of September 30, 2014	$(508)	$2	$(506)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013, was $3 million and $11 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013, was $8 million and $35 million, respectively.

8. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2014	2013	2014	2013
Net earnings (loss)	$96	$69	$286	$170

Weighted-average common shares outstanding	48.7	49.9	48.9	49.9
Net dilutive effect of stock options and awards	0.3	0.7	0.4	0.6
Dilutive weighted-average common shares outstanding	49.0	50.6	49.3	50.5

Earnings (loss) per share - basic	$1.97	$1.38	$5.85	$3.41
Earnings (loss) per share - diluted	$1.96	$1.36	$5.80	$3.37

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.4 million stock options and 1.1 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the three months ended September 30, 2014. The amounts presented above for the nine months ended September 30, 2014, exclude the impact of 0.4 million stock options and 1.2 million RPSRs under the treasury stock method. The amounts presented above for the three months ended September 30, 2013, exclude the impact of 0.7 million stock options, 0.3 million Restricted Stock Rights ("RSRs") and 1.3 million RPSRs under the treasury stock method. The amounts presented above for the nine months ended September 30, 2013, exclude the impact of 0.7 million stock options, 0.3 million RSRs and 1.4 million RPSRs under the treasury stock method.

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

The following table presents segment results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2014	2013	2014	2013
Sales and Service Revenues
Ingalls	$559	$565	$1,678	$1,707
Newport News	1,097	1,073	3,273	3,177
Other	61	—	81	—
Intersegment eliminations	—	(1)	(2)	(2)
Total sales and service revenues	$1,717	$1,637	$5,030	$4,882
Operating Income (Loss)
Ingalls	$55	$46	$157	$101
Newport News	101	96	299	297
Other	(5)	—	(5)	—
Total segment operating income (loss)	151	142	451	398
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	21	(13)	64	(54)
Deferred state income taxes	(1)	(2)	(4)	(6)
Total operating income (loss)	$171	$127	$511	$338

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

Other Financial Information

The following table presents the Company's assets by segment.

($ in millions)	September 30 2014	December 31 2013
Assets
Ingalls	$1,502	$1,663
Newport News	3,183	3,111
Other	274	—
Corporate	1,166	1,451
Total assets	$6,125	$6,225

10. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	September 30 2014	December 31 2013
Production costs of contracts in process	$176	$218
General and administrative expenses	1	2
	177	220
Raw material inventory	95	91
Total inventoried costs, net	$272	$311

11. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

Accumulated goodwill impairment losses as of both September 30, 2014, and December 31, 2013, were $2,755 million. The accumulated goodwill impairment losses for Ingalls as of both September 30, 2014, and December 31, 2013, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of both September 30, 2014, and December 31, 2013, were $1,187 million.

For the nine months ended September 30, 2014, the Company recorded $42 million of goodwill related to its acquisition of Stoller and $163 million of goodwill related to its acquisition of UPI.

For the nine months ended September 30, 2014, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Other	Total
Balance as of December 31, 2013	$175	$706	$—	$881
Acquisitions	—	42	163	205
Balance as of September 30, 2014	$175	$748	$163	$1,086

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

Purchased Intangible Assets

In connection with the UPI purchase, the Company recorded $37 million of intangible assets pertaining to existing contracts, trademarks and trade names to be amortized using the pattern of benefits method over a weighted-average life of 11 years. In connection with the Stoller purchase, the Company recorded $6 million of intangible assets pertaining to existing contract backlog, trademarks and trade names to be amortized using the pattern of benefits method over a weighted-average life of five years.

The following table summarizes the Company's aggregate purchased intangible assets, which are primarily program related intangible assets.

($ in millions)	September 30 2014	December 31 2013
Gross carrying amount	$982	$939
Accumulated amortization	(431)	(411)
Net carrying amount	$551	$528

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangibles, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $8 million and $5 million for the three months ended September 30, 2014 and 2013, respectively. Aggregate amortization expense was $20 million and $16 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company expects amortization for purchased intangibles of approximately $28 million in 2014, $25 million in each of the years 2015 and 2016, and $24 million in each of the years 2017 and 2018.

12. INCOME TAXES

The Company's earnings are principally domestic and its effective tax rates on earnings from operations for the three months ended September 30, 2014 and 2013, were 33.3% and 30.3%, respectively. For the nine months ended September 30, 2014 and 2013, the Company's effective tax rates were 33.2% and 32.3%, respectively. The lower effective tax rate for the three months ended September 30, 2013, relates to the impact of favorable adjustments for the true-up of 2012 estimated taxes to actual filed returns.

For the three and nine months ended September 30, 2014, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction. For the three and nine months ended September 30, 2013, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction, enactment of the American Taxpayer Relief Act in January 2013, and favorable adjustments related to the true-up of 2012 estimated tax expense to actual filed returns. The Company's effective tax rate for the nine months ended September 30, 2013, reflected the entire 2012 income tax benefit for the research and development ("R&D") tax credit, which expired at the end of 2011. The American Taxpayer Relief Act, enacted in January 2013, retroactively extended the R&D tax credit through the end of 2013. Due to the timing of enactment, the impact on the Company's effective tax rate for the 2012 credit was reflected in the first quarter of 2013. The R&D tax credit expired December 31, 2013, and the Company will not recognize any tax benefit unless and until new legislation is enacted.

Deferred state income taxes reflect the change in deferred state assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Net deferred tax assets (liabilities) as presented in the unaudited condensed consolidated statements of financial position were as follows:

($ in millions)	September 30 2014	December 31 2013
Net current deferred tax assets	$167	$170
Net non-current deferred tax liabilities	(118)	(83)
Total net deferred tax assets	$49	$87

13. DEBT

Long-term debt consisted of the following:

($ in millions)	September 30 2014	December 31 2013
Term loan due March 30, 2016	$438	$474
Senior notes due March 15, 2018, 6.875%	600	600
Senior notes due March 15, 2021, 7.125%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,743	1,779
Less current portion	93	79
Long-term debt, net of current portion	$1,650	$1,700

Credit Facility - In March 2011, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million and a swingline loan subfacility of $100 million. In November 2013, the Company amended and restated its existing Credit Facility to provide more favorable pricing terms and more flexibility under the Credit Facility’s restricted payment covenants. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. The current spread as of September 30, 2014, was 1.50% and may vary between 1.5% and 2.5%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. The current fee rate as of September 30, 2014, was 0.25% and may vary between 0.25% and 0.45%. As of September 30, 2014, approximately $31 million in letters of credit were issued but undrawn, and the remaining $619 million of the revolving credit facility was unutilized.

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

Mississippi Economic Development Revenue Bonds - As of September 30, 2014, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of September 30, 2014, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the nine months ended September 30, 2014.

The estimated fair value of the Company's total long-term debt, including current portions, as of September 30, 2014 and December 31, 2013, was $1,833 million and $1,897 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2014, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of September 30, 2014, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency, or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2014, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2014, the Company had $31 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $358 million of surety bonds outstanding.

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

In October 2014, the Company executed a Memorandum of Understanding ("MOU") with the U.S. Navy and U.S. Coast Guard acknowledging the requirements set forth in the COFD. The MOU did not have a material impact on the Company's accounting for hurricane related matters.

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

The cost of the Company's defined benefit plans and other postretirement plans for the three and nine months ended September 30, 2014 and 2013, was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$34	$37	$4	$5	$102	$110	$10	$16
Interest cost	61	54	8	8	184	161	23	26
Expected return on plan assets	(81)	(72)	—	—	(242)	(216)	—	—
Amortization of prior service cost (credit)	5	4	(7)	(7)	14	13	(20)	(14)
Amortization of net actuarial loss (gain)	10	29	—	4	30	88	—	12
Net periodic benefit cost	$29	$52	$5	$10	$88	$156	$13	$40

The Company made the following contributions to its pension and other postretirement plans for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30
($ in millions)	2014	2013
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	123	301
Non-qualified	2	3
Other benefit plans	24	26
Total contributions	$149	$330

As of September 30, 2014, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2014.

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

18. STOCK COMPENSATION PLANS

The following table summarizes the status of the Company's stock option awards as of September 30, 2014:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at September 30, 2014	678	$35.84	1.6	$47

During the nine months ended September 30, 2014 and 2013, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2014, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $98.09. These rights are subject to cliff vesting on December 31, 2016. For the nine months ended September 30, 2013, the Company granted approximately 0.4 million RPSRs at a weighted average share price of $45.54. These rights are subject to cliff vesting on December 31, 2015. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

For the nine months ended September 30, 2014, 1.5 million stock awards vested, of which approximately 0.6 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2014:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	1,313	$51.02	0.9

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended September 30, 2014 and 2013, of $11 million and $9 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the nine months ended September 30, 2014 and 2013, of $22 million and $28 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, of $4 million and $4 million, respectively. Tax benefits for stock-based compensation recognized for the nine months ended September 30, 2014 and 2013, was $8 million and $11 million, respectively.

Unrecognized Compensation Expense

As of September 30, 2014, the Company had $1 million of unrecognized compensation expense associated with the RSRs granted in 2014, which will be recognized over a period of 2.7 years, and $28 million of unrecognized expense associated with the RPSRs granted in 2014, 2013, and 2012, which will be recognized over a weighted average period of 1.0 year.

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
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, unaudited condensed consolidating statements of financial position as of September 30, 2014, and December 31, 2013, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries. The Subsidiary Guarantors' net cash funding with HII has been corrected from its previous classification as net cash provided by (used in) financing activities to net cash provided by (used in) investing activities in the prior year unaudited condensed consolidating statements of cash flows.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,385	$—	$—	$1,385
Service revenues	—	311	26	(5)	332
Total sales and service revenues	—	1,696	26	(5)	1,717
Cost of sales and service revenues
Cost of product sales	—	1,086	—	—	1,086
Cost of service revenues	—	262	21	(5)	278
Income (loss) from operating investments, net	—	7	—	—	7
General and administrative expenses	—	187	2	—	189
Operating income (loss)	—	168	3	—	171
Interest expense	(26)	(1)	—	—	(27)
Equity in earnings (loss) of subsidiaries	113	—	—	(113)	—
Earnings (loss) before income taxes	87	167	3	(113)	144
Federal income taxes	(9)	57	—	—	48
Net earnings (loss)	$96	$110	$3	$(113)	$96
Other comprehensive income (loss), net of tax	3	3	—	(3)	3
Comprehensive income (loss)	$99	$113	$3	$(116)	$99

	Three Months Ended September 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,394	$—	$—	$1,394
Service revenues	—	243	6	(6)	243
Total sales and service revenues	—	1,637	6	(6)	1,637
Cost of sales and service revenues
Cost of product sales	—	1,123	—	—	1,123
Cost of service revenues	—	210	6	(6)	210
Income (loss) from operating investments, net	—	9	—	—	9
General and administrative expenses	—	186	—	—	186
Operating income (loss)	—	127	—	—	127
Interest expense	(26)	(2)	—	—	(28)
Equity in earnings (loss) of subsidiaries	87	—	—	(87)	—
Earnings (loss) before income taxes	61	125	—	(87)	99
Federal income taxes	(8)	38	—	—	30
Net earnings (loss)	$69	$87	$—	$(87)	$69
Other comprehensive income (loss), net of tax	18	18	—	(18)	18
Comprehensive income (loss)	$87	$105	$—	$(105)	$87

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$4,150	$—	$—	$4,150
Service revenues	—	854	41	(15)	880
Total sales and service revenues	—	5,004	41	(15)	5,030
Cost of sales and service revenues
Cost of product sales	—	3,277	—	—	3,277
Cost of service revenues	—	723	35	(15)	743
Income (loss) from operating investments, net	—	10	—	—	10
General and administrative expenses	—	507	2	—	509
Operating income (loss)	—	507	4	—	511
Interest expense	(78)	(5)	—	—	(83)
Equity in earnings (loss) of subsidiaries	338	—	—	(338)	—
Earnings (loss) before income taxes	260	502	4	(338)	428
Federal income taxes	(26)	168	—	—	142
Net earnings (loss)	$286	$334	$4	$(338)	$286
Other comprehensive income (loss), net of tax	15	15	—	(15)	15
Comprehensive income (loss)	$301	$349	$4	$(353)	$301

	Nine Months Ended September 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$4,138	$—	$—	$4,138
Service revenues	—	744	17	(17)	744
Total sales and service revenues	—	4,882	17	(17)	4,882
Cost of sales and service revenues
Cost of product sales	—	3,366	—	—	3,366
Cost of service revenues	—	650	17	(17)	650
Income (loss) from operating investments, net	—	13	—	—	13
General and administrative expenses	—	541	—	—	541
Operating income (loss)	—	338	—	—	338
Interest expense	(81)	(6)	—	—	(87)
Equity in earnings (loss) of subsidiaries	225	—	—	(225)	—
Earnings (loss) before income taxes	144	332	—	(225)	251
Federal income taxes	(26)	107	—	—	81
Net earnings (loss)	$170	$225	$—	$(225)	$170
Other comprehensive income (loss), net of tax	148	148	—	(148)	148
Comprehensive income (loss)	$318	$373	$—	$(373)	$318

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	September 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$760	$3	$6	$—	$769
Accounts receivable, net	—	1,127	17	—	1,144
Inventoried costs, net	—	272	—	—	272
Deferred income taxes	—	167	—	—	167
Prepaid expenses and other current assets	—	28	9	(9)	28
Total current assets	760	1,597	32	(9)	2,380
Property, plant, and equipment, net	—	1,850	2	—	1,852
Goodwill	—	1,086	—	—	1,086
Other purchased intangibles, net	—	551	—	—	551
Pension plan asset	—	129	—	—	129
Miscellaneous other assets	27	100	—	—	127
Investment in subsidiaries	3,630	—	—	(3,630)	—
Intercompany receivables	—	1,121	—	(1,121)	—
Total assets	$4,417	$6,434	$34	$(4,760)	$6,125
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$263	$5	$—	$268
Accrued employees’ compensation	—	224	2	—	226
Current portion of long-term debt	93	—	—	—	93
Current portion of postretirement plan liabilities	—	139	—	—	139
Current portion of workers’ compensation liabilities	—	233	—	—	233
Advance payments and billings in excess of revenues	—	53	—	—	53
Other current liabilities	4	218	9	(9)	222
Total current liabilities	97	1,130	16	(9)	1,234
Long-term debt	1,545	105	—	—	1,650
Pension plan liabilities	—	452	—	—	452
Other postretirement plan liabilities	—	486	—	—	486
Workers’ compensation liabilities	—	424	—	—	424
Deferred tax liabilities	—	118	—	—	118
Other long-term liabilities	—	99	—	—	99
Intercompany liabilities	1,113	—	8	(1,121)	—
Total liabilities	2,755	2,814	24	(1,130)	4,463
Stockholders’ equity	1,662	3,620	10	(3,630)	1,662
Total liabilities and stockholders’ equity	$4,417	$6,434	$34	$(4,760)	$6,125

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,042	$—	$1	$—	$1,043
Accounts receivable, net	—	1,123	—	—	1,123
Inventoried costs, net	—	311	—	—	311
Deferred income taxes	—	170	—	—	170
Prepaid expenses and other current assets	—	30	5	(6)	29
Total current assets	1,042	1,634	6	(6)	2,676
Property, plant, and equipment, net	—	1,897	—	—	1,897
Goodwill	—	881	—	—	881
Other purchased intangibles, net	—	528	—	—	528
Pension plan asset	—	124	—	—	124
Miscellaneous other assets	35	84	—	—	119
Investment in subsidiaries	3,295	—	—	(3,295)	—
Intercompany receivables	—	1,152	—	(1,152)	—
Total assets	$4,372	$6,300	$6	$(4,453)	$6,225
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$337	$—	$—	$337
Accrued employees’ compensation	—	230	—	—	230
Current portion of long-term debt	79	—	—	—	79
Current portion of postretirement plan liabilities	—	139	—	—	139
Current portion of workers’ compensation liabilities	—	230	—	—	230
Advance payments and billings in excess of revenues	—	115	—	—	115
Other current liabilities	25	237	6	(6)	262
Total current liabilities	104	1,288	6	(6)	1,392
Long-term debt	1,595	105	—	—	1,700
Pension plan liabilities	—	529	—	—	529
Other postretirement plan liabilities	—	477	—	—	477
Workers’ compensation liabilities	—	419	—	—	419
Deferred tax liabilities	—	83	—	—	83
Other long-term liabilities	—	104	—	—	104
Intercompany liabilities	1,152	—	—	(1,152)	—
Total liabilities	2,851	3,005	6	(1,158)	4,704
Stockholders’ equity	1,521	3,295	—	(3,295)	1,521
Total liabilities and stockholders’ equity	$4,372	$6,300	$6	$(4,453)	$6,225

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(65)	$380	$(1)	$—	$314
Investing Activities
Additions to property, plant, and equipment	—	(91)	—	—	(91)
Acquisitions of businesses, net of cash received	—	(275)	3	—	(272)
Net funding from (to) parent	—	36	3	(39)	—
Net cash provided by (used in) investing activities	—	(330)	6	(39)	(363)
Financing Activities
Repayment of long-term debt	(36)	—	—	—	(36)
Dividends paid	(30)	—	—	—	(30)
Repurchases of common stock	(112)	—	—	—	(112)
Employee taxes on certain share-based payment arrangements	—	(64)	—	—	(64)
Proceeds from stock option exercises	—	2	—	—	2
Excess tax benefit related to stock-based compensation	—	15	—	—	15
Net funding from (to) subsidiary	(39)	—	—	39	—
Net cash provided by (used in) financing activities	(217)	(47)	—	39	(225)
Change in cash and cash equivalents	(282)	3	5	—	(274)
Cash and cash equivalents, beginning of period	1,042	—	1	—	1,043
Cash and cash equivalents, end of period	$760	$3	$6	$—	$769

	Nine Months Ended September 30, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(73)	$17	$—	$—	$(56)
Investing Activities
Additions to property, plant, and equipment	—	(85)	—	—	(85)
Proceeds from insurance settlement	—	58	—	—	58
Net funding from (to) parent	—	5	—	(5)	—
Net cash provided by (used in) investing activities	—	(22)	—	(5)	(27)
Financing Activities
Repayment of long-term debt	(22)	—	—	—	(22)
Dividends paid	(15)	—	—	—	(15)
Repurchases of common stock	(53)	—	—	—	(53)
Proceeds from stock option exercises	6	—	—	—	6
Excess tax benefit related to stock-based compensation	—	5	—	—	5
Net funding from (to) subsidiary	(5)	—	—	5	—
Net cash provided by (used in) financing activities	(89)	5	—	5	(79)
Change in cash and cash equivalents	(162)	—	—	—	(162)
Cash and cash equivalents, beginning of period	1,056	—	1	—	1,057
Cash and cash equivalents, end of period	$894	$—	$1	$—	$895

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

U.S. Government operations, including appropriations for DoD and Department of Homeland Security ("Homeland Security") programs, were funded for the balance of fiscal year 2014 under the Consolidated Appropriations Act for Fiscal Year 2014 (the "2014 Act"). The 2014 Act specifically provided funding for the advance construction of CVN-79 John F. Kennedy, construction of two SSN-774 Virginia-class submarines, continuation of the CVN-72 USS Abraham Lincoln Refueling and Complex Overhaul ("RCOH"), continuation of DDG-51 Arleigh Burke-class destroyer production and cost to complete for LHA-6 USS America. The 2014 Act also fully funded construction of NSC-7 Kimball and provided funding for NSC-8 Midgett long-lead-time material.

In March 2014, the Fiscal Year 2015 President's Budget Request (the "2015 Request") was delivered to Congress. The 2015 Request includes funding for continued construction of CVN-79 John F. Kennedy and cost-to-complete funding for CVN-78 Gerald R. Ford construction and the CVN-72 USS Abraham Lincoln RCOH. The 2015 Request also funds the construction of two DDG-51 Arleigh Burke-class destroyers and two SSN-774 Virginia-class submarines. Research and development investment is included for the SSBN(X) Ohio-class Replacement Program, as well as for the design of LHA-8 and LX(R), a new class of amphibious ships. Under the auspices of the Department of Homeland Security, the 2015 Request funds the construction of NSC-8 Midgett. While Congress continues to consider the 2015 Budget Request in its totality, it failed to pass any fiscal year 2015 appropriations bills prior to the end of fiscal year 2014. It is premature to speculate regarding the outcome of deliberations regarding the fiscal year 2015 authorization and appropriations process. The government is currently operating under a Continuing Resolution that is scheduled to expire on December 11, 2014.

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

As of September 30, 2014, there had been no other material changes to the above critical accounting policies and estimates since December 31, 2013.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 94% and 98% of our revenues for the three months ended September 30, 2014 and 2013, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit. Approximately 96% and 98% of our revenues for the nine months ended September 30, 2014 and 2013, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 6% and 2% of our revenues for the three months ended September 30, 2014 and 2013, respectively, were generated from firm fixed-price arrangements. Approximately 4% and 2% of our revenues for the nine months ended September 30, 2014 and 2013, respectively, were generated from firm fixed-price arrangements.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30		2014 over 2013		September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and service revenues	$1,717	$1,637	$80	5%	$5,030	$4,882	$148	3%
Cost of product sales and service revenues	1,364	1,333	31	2%	4,020	4,016	4	—%
Income (loss) from operating investments, net	7	9	(2)	(22)%	10	13	(3)	(23)%
General and administrative expenses	189	186	3	2%	509	541	(32)	(6)%
Operating income (loss)	171	127	44	35%	511	338	173	51%
Interest expense	27	28	(1)	(4)%	83	87	(4)	(5)%
Federal income taxes	48	30	18	60%	142	81	61	75%
Net earnings (loss)	$96	$69	$27	39%	$286	$170	$116	68%

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

Sales and Service Revenues

Sales and service revenues consisted of the following:

	Three Months Ended				Nine Months Ended
	September 30		2014 over 2013		September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Product sales	$1,385	$1,394	$(9)	(1)%	$4,150	$4,138	$12	—%
Service revenues	332	243	89	37%	880	744	136	18%
Sales and service revenues	$1,717	$1,637	$80	5%	$5,030	$4,882	$148	3%

Product sales for the three months ended September 30, 2014, decreased $9 million, or 1%, compared with the same period in 2013. Product sales for the nine months ended September 30, 2014, increased $12 million, or less than 1%, compared with the same period in 2013. Product sales at our Ingalls segment decreased $6 million and

$14 million for the three and nine months ended September 30, 2014, respectively, primarily as a result of lower volumes in Amphibious Assault Ships, partially offset by higher volumes in the Legend-class NSC program and Surface Combatants. Newport News product sales decreased $3 million for the three months ended September 30, 2014, primarily as a result of lower volumes in Aircraft Carriers, partially offset by higher volumes in Submarines and Energy. Newport News product sales increased $26 million for the nine months ended September 30, 2014, primarily as a result of higher volumes in Submarines and Energy, partially offset by lower volumes in Aircraft Carriers.

Service revenues for the three months ended September 30, 2014, increased $89 million, or 37%, compared with the same period in 2013. Service revenues for the nine months ended September 30, 2014, increased $136 million, or 18%, compared with the same period in 2013. Service revenues at our Ingalls segment remained stable for the three months ended September 30, 2014, with no significant change in program mix. Service revenues at our Ingalls segment decreased $14 million for the nine months ended September 30, 2014, as a result of lower volumes in Surface Combatants and Amphibious Assault Ships services. Service revenues at our Newport News segment increased $28 million for the three months ended September 30, 2014, primarily as a result of the acquisition of Stoller. Service revenues at our Newport News segment increased $69 million for the nine months ended September 30, 2014, primarily as a result of the acquisition of Stoller, as well as higher volumes in Aircraft Carriers services, partially offset by lower volumes in Fleet Support services. Service revenues at our Other segment for the three and nine months ended September 30, 2014, were $61 million and $81 million, respectively, primarily as a result of the acquisition of UPI.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2014 over 2013		September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Cost of product sales	$1,086	$1,123	$(37)	(3)%	$3,277	$3,366	$(89)	(3)%
% of product sales	78.4%	80.6%	—		79.0%	81.3%	—
Cost of service revenues	278	210	68	32%	743	650	93	14%
% of service revenues	83.7%	86.4%	—		84.4%	87.4%	—
Income (loss) from operating investments, net	7	9	(2)	(22)%	10	13	(3)	(23)%
General and administrative expenses	189	186	3	2%	509	541	(32)	(6)%
% of total sales and service revenues	11.0%	11.4%	—		10.1%	11.1%	—
Cost of sales and service revenues	$1,546	$1,510	$36	2%	$4,519	$4,544	$(25)	(1)%

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2014, decreased $37 million, or 3%, compared with the same period in 2013. Cost of product sales for the nine months ended September 30, 2014, decreased $89 million, or 3%, compared with the same period in 2013. Cost of product sales at our Ingalls segment decreased $22 million and $99 million for the three and nine months ended September 30, 2014, respectively, primarily due to performance improvement on the LPD-17 San Antonio-class program and the lower sales volumes described above. Cost of product sales at our Newport News segment decreased $15 million for the three months ended September 30, 2014, primarily as a result of the lower sales volumes described above and year-to-year variances in contract mix. Cost of product sales at our Newport News segment increased $10 million for the nine months ended September 30, 2014, primarily as a result of the higher sales volumes described above and year-to-year variances in contract mix.

Cost of product sales as a percentage of product sales decreased from 80.6% for the three months ended September 30, 2013, to 78.4% for the three months ended September 30, 2014, primarily driven by risk retirement on the Legend-class NSC program and performance improvement on the LPD-17 San Antonio-class program. Cost of product sales as a percentage of product sales decreased from 81.3% for the nine months ended September 30, 2013, to 79.0% for the nine months ended September 30, 2014, primarily driven by risk retirement on the Legend-class NSC program and performance improvement on the LPD-17 San Antonio-class program.

Cost of Service Revenues

Cost of service revenues for the three months ended September 30, 2014, increased $68 million, or 32%, compared with the same period in 2013. Cost of service revenues for the nine months ended September 30, 2014, increased $93 million, or 14%, compared with the same period in 2013. Cost of service revenues at our Ingalls segment decreased $1 million and $13 million for the three and nine months ended September 30, 2014, respectively, consistent with the volume changes described above. Cost of service revenues at our Newport News segment increased $16 million and $37 million for the three and nine months ended September 30, 2014, respectively, primarily as a result of the higher volumes described above, partially offset by the impact of a change in our contract mix following the acquisition of Stoller. Cost of service revenues at our Other segment was $53 million and $69 million for the three and nine months ended September 30, 2014, respectively, primarily as a result of the acquisition of UPI.

Cost of service revenues as a percentage of service revenues decreased from 86.4% for the three months ended September 30, 2013, to 83.7% for the three months ended September 30, 2014, due to year-to-year variances in contract mix primarily resulting from the acquisition of Stoller. Cost of service revenues as a percentage of service revenues decreased from 87.4% for the nine months ended September 30, 2013, to 84.4% for the nine months ended September 30, 2014, due to year-to-year variances in contract mix primarily resulting from the acquisition of Stoller.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net decreased $2 million and $3 million, respectively, for the three and nine months ended September 30, 2014, compared with the same periods in 2013, as a result of lower equity income from our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three months ended September 30, 2014, increased $3 million, or 2%, from the comparable period in 2013. This increase was primarily the result of amortization of Avondale restructuring costs and the inclusion of UPI and Stoller, partially offset by a favorable change in the FAS/CAS Adjustment. General and administrative expenses for the nine months ended September 30, 2014, decreased $32 million, or 6%, from the comparable period in 2013. This decrease was primarily the result of a favorable change in the FAS/CAS Adjustment, partially offset by increases resulting from the amortization of Avondale restructuring costs, the inclusion of UPI and Stoller, and higher state tax expense.

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

The following table reconciles segment operating income to total operating income:

	Three Months Ended				Nine Months Ended
	September 30		2014 over 2013		September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Segment operating income (loss)	$151	$142	$9	6%	$451	$398	$53	13%
FAS/CAS Adjustment	21	(13)	34	262%	64	(54)	118	219%
Deferred state income taxes	(1)	(2)	1	50%	(4)	(6)	2	33%
Total operating income (loss)	$171	$127	$44	35%	$511	$338	$173	51%

Segment Operating Income

Segment operating income for the three months ended September 30, 2014 was $151 million, an increase of $9 million compared with the same period in 2013. The increase was primarily due to performance improvement and risk retirement on the LPD-17 San Antonio-class program, as well as the impact in the prior year of the Gulfport facility closure, partially offset by the favorable impact in the prior year of hurricane insurance recoveries.

Segment operating income for the nine months ended September 30, 2014 was $451 million, an increase of $53 million compared with the same period in 2013. The increase was primarily due to performance improvement and risk retirement on the LPD-17 San Antonio-class program and the Legend-class NSC program, as well as the impact in the prior year of the Gulfport facility closure, partially offset by the favorable impact in the prior year of hurricane insurance recoveries.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Three Months Ended				Nine Months Ended
	September 30		2014 over 2013		September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
FAS expense	$(34)	$(62)	$28	45%	$(101)	$(196)	$95	48%
CAS cost	55	49	6	12%	165	142	23	16%
FAS/CAS Adjustment	$21	$(13)	$34	262%	$64	$(54)	$118	219%

The FAS/CAS Adjustment was a net benefit of $21 million and a net expense of $13 million for the three months ended September 30, 2014 and 2013, respectively. The favorable change in the FAS/CAS Adjustment of $34 million for the three months ended September 30, 2014, was driven by a decrease in our FAS expense, due primarily to improved discount rates, as well as increased CAS cost due to the phase in of harmonization. The FAS/CAS Adjustment was a net benefit of $64 million and a net expense of $54 million for the nine months ended September 30, 2014 and 2013, respectively. The favorable change in the FAS/CAS Adjustment of $118 million for the nine months ended September 30, 2014, was driven by a decrease in our FAS expense, due primarily to improved discount rates, as well as increased CAS cost due to the phase in of harmonization.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense for the three months ended September 30, 2014, was $1 million, compared to an expense of $2 million for the same period in 2013. This change was primarily attributable to changes in reserves that are not currently deductible for tax purposes. Deferred state income tax expense for the nine months ended September 30, 2014, was $4 million, compared to an expense of $6 million for the same period in 2013. This decrease in deferred expense was primarily attributable to changes in reserves that are not currently deductible for tax purposes. This decrease was partially offset by a non-recurring adjustment related to the true-up of 2013 deferred taxes, changes in the timing of contract taxable income, and changes in pension related adjustments.

Interest Expense

Interest expense for the three months ended September 30, 2014, decreased to $27 million from $28 million for the same period in 2013, primarily as a result of reduced principal on our five-year term loan. Interest expense for the nine months ended September 30, 2014, decreased to $83 million from $87 million for the same period in 2013, primarily as a result of reduced principal on our five-year term loan.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended September 30, 2014, was 33.3%, compared with 30.3% for the same period in 2013. Our effective tax rate on earnings from operations for the nine months ended September 30, 2014, was 33.2%, compared with 32.3% for the same period in 2013. The lower effective tax rate the three months ended September 30, 2013, relates to the impact of favorable adjustments for the true-up of 2012 estimated taxes to actual filed returns. Our effective tax rates for the three and nine months ended September 30, 2014, differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction. Our effective tax rate for the nine months ended September 30, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011. The American Taxpayer Relief Act, enacted in January 2013, retroactively extended the research and development ("R&D") tax credit through the end of 2013. Due to the timing of the enactment, the impact on our effective tax rate of the 2012 credit was reflected in the first quarter of 2013. Our effective tax rate can also differ from the federal statutory rate as a result of nondeductible expenditures.

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

Segment operating results are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30		2014 over 2013		September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and Service Revenues
Ingalls	$559	$565	$(6)	(1)%	$1,678	$1,707	$(29)	(2)%
Newport News	1,097	1,073	24	2%	3,273	3,177	96	3%
Other	61	—	61	—%	81	—	81	—%
Intersegment eliminations	—	(1)	1	100%	(2)	(2)	—	—%
Total sales and service revenues	$1,717	$1,637	$80	5%	$5,030	$4,882	$148	3%
Operating Income (Loss)
Ingalls	$55	$46	$9	20%	$157	$101	$56	55%
Newport News	101	96	5	5%	299	297	2	1%
Other	(5)	—	(5)	—%	(5)	—	(5)	—%
Total Segment Operating Income (Loss)	151	142	9	6%	451	398	53	13%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	21	(13)	34	262%	64	(54)	118	219%
Deferred state income taxes	(1)	(2)	1	50%	(4)	(6)	2	33%
Total operating income (loss)	$171	$127	$44	35%	$511	$338	$173	51%

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

Cumulative Adjustments

For the three and nine months ended September 30, 2014 and 2013, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2014	2013	2014	2013
Gross favorable adjustments	$51	$59	$178	$159
Gross unfavorable adjustments	(5)	(57)	(24)	(92)
Net adjustments	$46	$2	$154	$67

For the three months ended September 30, 2014, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program and the Legend-class NSC program. For the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the nine months ended September 30, 2014, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program, the Legend-class NSC program, the LPD-17 San Antonio-class program, including delivered LPD ships, and the construction contract for CVN-78 Gerald R. Ford. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended September 30, 2013, favorable cumulative catch-up adjustments were primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement and performance improvement, as well as risk retirement on NSC-4 Hamilton. For the same period, unfavorable cumulative catch-up adjustments were primarily related to the closing of our Gulfport facility, costs and delays on LHA-6 USS America associated with the remediation of mechanical issues identified during testing, as well as unfavorable performance on LPD-25 USS Somerset, including costs and delays associated with repairing damages caused by underwater debris during preparation for sea trials. For the nine months ended September 30, 2013, favorable cumulative catch-up adjustments were primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, and risk retirement on NSC-4 Hamilton. For the same period, unfavorable cumulative catch-up adjustments were primarily related to the closing of our Gulfport facility, costs and delays on LHA-6 USS America associated with the remediation of mechanical issues identified during testing, as well as unfavorable performance on LPD-25 USS Somerset, including costs and delays associated with repairing damages caused by underwater debris during preparation for sea trials.

Ingalls

	Three Months Ended				Nine Months Ended
	September 30		2014 over 2013		September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and service revenues	$559	$565	$(6)	(1)%	$1,678	$1,707	$(29)	(2)%
Segment operating income (loss)	55	46	9	20%	157	101	56	55%
As a percentage of segment sales	9.8%	8.1%			9.4%	5.9%

Sales and Service Revenues

Ingalls revenues for the three months ended September 30, 2014, decreased $6 million, or 1%, from the same period in 2013, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LHA-6 USS America and LPD-25 USS Somerset, partially offset by higher volumes on LPD-26 John P. Murtha and LHA-7 Tripoli. Revenues on the Legend-class NSC program increased due to higher volumes on the construction contracts of NSC-5 James, NSC-6 Munro, NSC-4 Hamilton and NSC-7 Kimball. Surface Combatants revenues increased due to higher volumes on the construction contracts of DDG-117 Paul Ignatius and DDG-119 (unnamed), partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

Ingalls revenues for the nine months ended September 30, 2014, decreased $29 million, or 2%, from the same period in 2013, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LHA-6 USS America and LPD-25 USS Somerset, partially offset by higher volumes on LPD-26 John P. Murtha, LHA-7 Tripoli and LPD-27 Portland. Revenues on the Legend-class NSC program increased due to higher volumes on the construction contracts of NSC-6 Munro, NSC-5 James, NSC-7 Kimball, and NSC-4 Hamilton. Surface Combatants revenues increased due to higher volumes on the construction contracts of DDG-117 Paul Ignatius, DDG-114 Ralph Johnson and DDG-119 (unnamed), partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

Segment Operating Income

Ingalls operating income for the three months ended September 30, 2014, was $55 million, compared with $46 million for the same period in 2013. The increase was primarily due to performance improvement and risk retirement on the LPD-17 San Antonio-class program, as well as the impact in prior year of the Gulfport facility closure, partially offset by the favorable impact in the prior year of hurricane insurance recoveries.

Ingalls operating income for the nine months ended September 30, 2014, was $157 million, compared with $101 million for the same period in 2013. The increase was primarily due to performance improvement and risk retirement on the LPD-17 San Antonio-class program and the Legend-class NSC program, as well as the impact in prior year of the Gulfport facility closure, partially offset by the favorable impact in the prior year of hurricane insurance recoveries.

Newport News

	Three Months Ended				Nine Months Ended
	September 30		2014 over 2013		September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and service revenues	$1,097	$1,073	$24	2%	$3,273	$3,177	$96	3%
Segment operating income (loss)	101	96	5	5%	299	297	2	1%
As a percentage of segment sales	9.2%	8.9%			9.1%	9.3%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2014, increased $24 million, or 2%, from the same period in 2013, primarily driven by the Stoller acquisition, as well as higher revenues in Submarines and Energy, partially offset by lower revenues in Aircraft Carriers. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block IV advance procurement and Block III construction contracts. Increased Energy revenues were primarily driven by higher commercial volumes. Aircraft Carriers revenues decreased due to lower volumes on the construction contract for CVN-78 Gerald R. Ford, the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, and the construction preparation contract for CVN-79 John F. Kennedy, partially offset by higher volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH.

Newport News revenues for the nine months ended September 30, 2014, increased $96 million, or 3%, from the same period in 2013, primarily driven by the Stoller acquisition, as well as higher revenues in Submarines and Energy, partially offset by lower revenues in Aircraft Carriers and Fleet Support services. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block III construction and Block IV advance procurement contracts, partially offset by lower volumes on Block II boats following the delivery of SSN-783 USS Minnesota. Increased Energy revenues were primarily driven by higher commercial volumes. Aircraft Carriers revenues decreased due to lower volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction contract for CVN-78 Gerald R. Ford, partially offset by higher volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH and the inactivation contract for CVN-65 USS Enterprise. Lower revenues in Fleet Support services were primarily due to decreased volumes associated with repair work on SSN-765 USS Montpelier.

Segment Operating Income

Newport News operating income for the three months ended September 30, 2014, was $101 million, compared with $96 million for the same period in 2013. Higher risk retirement on the SSN-774 Virginia-class submarine program was partially offset by lower risk retirement on the construction contract for CVN-78 Gerald R. Ford.

Newport News operating income for the nine months ended September 30, 2014, was $299 million, compared with $297 million for the same period in 2013. Higher risk retirement on the construction contract for CVN-78 Gerald R. Ford was offset by lower risk retirement on the CVN-71 USS Theodore Roosevelt RCOH.

Other

Revenues at our Other segment for the three and nine months ended September 30, 2014, were $61 million and $81 million, respectively, primarily due to the acquisition of UPI on May 30, 2014. Other operating loss for the three and nine months ended September 30, 2014, was $5 million.

BACKLOG

Total backlog as of September 30, 2014, and December 31, 2013, was approximately $23 billion and $18 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2014, and December 31, 2013:

	September 30, 2014			December 31, 2013
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,102	$1,949	$8,051	$6,335	$2,570	$8,905
Newport News	6,916	7,738	14,654	5,495	3,638	9,133
Other	110	—	110	—	—	—
Total backlog	$13,128	$9,687	$22,815	$11,830	$6,208	$18,038

Approximately 32% of the $18 billion total backlog as of December 31, 2013, is expected to be converted into sales in 2014. U.S. Government orders comprised substantially all of the total backlog as of September 30, 2014, and December 31, 2013.

Awards

The value of new contract awards during the nine months ended September 30, 2014, was approximately $9.6 billion. Significant new awards during this period included contracts for Block IV of the SSN-774 Virginia-class submarine program, continued construction preparation for CVN-79 John F. Kennedy and construction of NSC-7 Kimball.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Nine Months Ended
	September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Net earnings (loss)	$286	$170	$116	68%
Depreciation and amortization	164	157	7	4%
Stock-based compensation	22	28	(6)	(21)%
Excess tax benefit related to stock-based compensation	(15)	(5)	(10)	(200)%
Deferred income taxes	11	(19)	30	158%
Retiree benefit funding less than (in excess of) expense	(48)	(134)	86	64%
Trade working capital decrease (increase)	(106)	(253)	147	58%
Net cash provided by (used in) operating activities	$314	$(56)	$370	661%

Cash Flows

We discuss below our major operating, investing and financing activities for the nine months ended September 30, 2014 and 2013, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2014 was $314 million, compared with $56 million used in operating activities for the same period in 2013. The increase in operating cash flow was primarily due to changes in funding of retiree benefit plans, changes in trade working capital, and higher earnings, partially offset by payments for income taxes. The change in trade working capital was primarily driven by accounts receivable due to the timing of collections and inventoried costs, partially offset by accounts payable due to timing of payments.

For the nine months ended September 30, 2014, we made discretionary contributions to our qualified defined benefit pension plans totaling $123 million, compared with $301 million of discretionary contributions for the same period in 2013. As of September 30, 2014, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2014.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014, was $363 million, compared with $27 million used in the same period in 2013. The increase in cash used in investing activities was driven by the acquisitions of Stoller and UPI. We expect our capital expenditures in 2014 to fall in a range between 2% and 3% of annual revenues.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2014, was $225 million, compared with $79 million used in the same period in 2013. The increase was primarily due to an additional $64 million in employee taxes on certain share-based payment arrangements, $59 million of common stock repurchases, an additional $15 million of cash dividend payments, and an additional $14 million of debt repayment, partially offset by an increase of $10 million of excess tax benefit related to stock compensation.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30		2014 over 2013
($ in millions)	2014	2013	Dollars	Percent
Net cash provided by (used in) operating activities	$314	$(56)	$370	661%
Less:
Capital expenditures	(91)	(85)	(6)	(7)%
Free cash flow provided by (used in) operations	$223	$(141)	$364	258%

Free cash flow for the nine months ended September 30, 2014 increased $364 million compared with the same period in 2013, primarily due to changes in funding of retiree benefit plans, changes in trade working capital, and higher earnings, partially offset by payments for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2014 and 2013, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these new regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2014, we had $31 million in standby letters of credit issued but undrawn and $358 million of surety bonds outstanding.

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

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. DDG-113 John Finn and DDG-114 Ralph Johnson are currently under construction. In June 2013, we were awarded a multi-year contract for construction of five additional DDG-51 Arleigh Burke-class destroyers. We are currently constructing DDG-117 Paul Ignatius and received contract funding for DDG-119 (unnamed) in 2014.

DDG-1000 Zumwalt-class destroyers
Design and build multi-mission surface combatants in conjunction with Bath Iron Works and construct the ships' integrated composite deckhouses, as well as portions of the ships' aft peripheral vertical launch systems. In 2012, we delivered the composite superstructure of DDG-1000 Zumwalt. We are currently constructing the composite deckhouse of DDG-1001 Michael Monsoor. This deckhouse completed our participation in this program as the Navy has decided on a steel deckhouse for the third and final ship of the class.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first four ships have been delivered. NSC-5 James and NSC-6 Munro are under construction, and, in 2014, we were awarded the construction contract for NSC-7 Kimball and an advance procurement contract for NSC-8 Midgett.

LHA-6 America-class amphibious assault ships
Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The LHA-6 America-class ships, together with the LHD-1 Wasp-class ships, are the successors to the aging LHA-1 Tarawa-class ships. Three of the original five Tarawa-class ships have been recently decommissioned, and the remainder of the class is scheduled to be decommissioned by 2015. The LHA-6 America-class ships optimize aviation operations and support capabilities. We delivered LHA-6 USS America in April 2014 and LHA-7 Tripoli is currently under construction.

LPD-17 San Antonio-class amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In October 2013, we delivered LPD-25 USS Somerset, and we are currently constructing LPD-26 John P. Murtha and LPD-27 Portland. The LPD-17 San Antonio-class currently includes a total of 11 ships.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of September 30, 2014, we had $438 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of September 30, 2014. Based on the amounts outstanding under our Credit Facility as of September 30, 2014, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $4 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of September 30, 2014, our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2014. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015. On October 30, 2013, our board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program from October 31, 2015, to October 31, 2017. On October 30, 2014, our board of directors authorized an increase in the stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
July 1, 2014 to July 31, 2014	51,563	$93.08	51,563	$69.9
August 1, 2014 to August 31, 2014	19,794	90.42	19,794	68.1
September 1, 2014 to September 30, 2014	—	—	—	68.1
Total	71,357	$92.35	71,357	$68.1
1 As of September 30, 2014, we had purchased 2,890,169 shares at an average price of $80.24 per share for a total of $231.9 million since the program's inception. On October 30, 2014, our board of directors authorized an increase in the stock repurchase program of $300 million.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014).

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

Date:	November 6, 2014	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Douglass L. Fontaine II
Douglass L. Fontaine II
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)