Form 10-K
period 2014-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2015-02-19
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $4,600 million.
As of February 13, 2015, 48,303,905 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

History and Organization

For more than a century, Huntington Ingalls Industries, Inc. ("HII", the "Company", "we", "us", or "our" and, as the context requires, including our predecessor business as a subsidiary of Northrop Grumman Corporation ("Northrop Grumman")) has been designing, building, overhauling, and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. We are the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. We are the exclusive provider of Refueling and Complex Overhaul services for nuclear-powered aircraft carriers, a full-service systems provider for the design, engineering, construction, and life cycle support of major programs for surface ships and a provider of fleet support and maintenance services for the U.S. Navy.

We conduct most of our business with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs. We operate our shipbuilding business through our Huntington Ingalls Incorporated subsidiary, which is organized into two segments: Ingalls Shipbuilding ("Ingalls"), which includes our non-nuclear ship design, construction, repair, and maintenance businesses; and Newport News Shipbuilding ("Newport News"), which includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. We also provide a range of services to the energy and oil and gas industries as well as government customers.

Our two major shipyards are currently located in Pascagoula, Mississippi and Newport News, Virginia. In October 2014, we ceased shipbuilding construction operations at our Avondale, Louisiana shipyard and consolidated those activities into our Pascagoula shipyard. We are exploring the potential for alternative uses of the Avondale facility. For a more detailed discussion of the costs that we expect to incur in connection with the wind down of shipbuilding at Avondale, see Risk Factors in Item 1A.

We became an independent, publicly-owned company on March 31, 2011, when we were spun off from Northrop Grumman. We have owned and operated the legacy Northrop Grumman shipbuilding business since the spin-off. We believe our product capabilities, heavy industrial facilities, and a workforce of approximately 38,000 employees position us well to continue to support the long-term objectives of the U.S. Navy and U.S. Coast Guard.

Ingalls

Through our Ingalls operations, we design and construct non-nuclear ships for the U.S. Navy and U.S. Coast Guard, including amphibious assault ships, surface combatants, and National Security Cutters ("NSCs"). We are a supplier of amphibious assault ships to the U.S. Navy and have built 28 of the 62 DDG-51 Arleigh Burke-class of Aegis guided missile destroyers in active service. We are also the sole builder of the large multi-mission NSCs for the U.S. Coast Guard. Our Ingalls shipbuilding site is located in Pascagoula, Mississippi. These facilities offer a collection of manufacturing capabilities that include a 660-ton gantry crane and a Land Based Test Facility.

In October 2014, we ceased shipbuilding construction operations at Avondale and consolidated that activity at our Pascagoula, Mississippi, facility, which we believe will enhance our competitive position by decreasing our fixed overhead expenses, improving facility utilization to provide a more cost-efficient construction process, centralizing our shipbuilding learning and increasing the benefits of serial production, and reducing program costs. In July 2014, we closed our Gulfport Composite Center of Excellence (the "Gulfport facility") in Gulfport, Mississippi, due to limited demand from the U.S. Navy for composite products provided by our Gulfport facility.

Amphibious Assault Ships

We are a supplier to the U.S. Navy of amphibious assault and expeditionary warfare ships, which include the U.S. Navy large deck amphibious ships ("LHA"), amphibious transport dock ships ("LPD"), and multi-purpose amphibious assault ships ("LHD"). The LHA is a key component of the U.S. Navy-Marine Corps requirement for 11 Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction and modernization of LHAs are core to our Ingalls operations. Construction of LHD-1 Wasp-class multipurpose amphibious assault ships concluded with our delivery of LHD-8 USS Makin Island in 2009. In 2007, we were awarded the construction contract for LHA-6 America, the first in a new class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We delivered LHA-6 America in the second quarter of 2014 and are currently constructing LHA-7 Tripoli, scheduled for delivery in 2018.

The LPD program is a long-running production program in which we have generated efficiencies through ship-over-ship learning. We are currently constructing two LPD-17 San Antonio-class amphibious transport dock ships, LPD-26 John P. Murtha scheduled for delivery in 2016 and LPD-27 Portland scheduled for delivery in 2017, in our Pascagoula shipyard. We delivered LPD-25 Somerset in 2013 and LPD-23 Anchorage and LPD-24 Arlington in 2012.

Surface Combatants

We are a design agent for and one of only two companies that constructs the DDG-51 Arleigh Burke-class guided missile destroyers. We have delivered 28 DDG-51 Arleigh Burke-class destroyers to the U.S. Navy, including DDG-110 USS William P. Lawrence in February 2011. We are currently constructing DDG-113 John Finn and DDG-114 Ralph Johnson, scheduled for delivery in 2016 and 2017, respectively. In 2013, we were awarded a multi-year contract totaling $3.3 billion for construction of five additional DDG-51 Arleigh Burke-class destroyers as a part of a larger U.S. Navy order for nine DDG-51 Arleigh Burke-class destroyers. We began fabrication on the first ship of that award, DDG-117 Paul Ignatius, in 2014, and it is scheduled for delivery in 2018.

In 2008, the U.S. Navy truncated the DDG-1000 Zumwalt-class program when it restarted the DDG-51 Arleigh Burke-class destroyer production line. Our participation in the DDG-1000 Zumwalt-class destroyers program included detailed design and construction of the ships' integrated composite deckhouses and hangars, as well as portions of the ships' aft peripheral vertical launch systems. We completed our participation in this program with the delivery of the composite deckhouse of DDG-1001 Michael Monsoor in 2014. The U.S. Navy has decided to acquire a steel deckhouse structure for the third and final ship of the class.

National Security Cutters

The U.S. Coast Guard's recapitalization program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend-class NSC, a multi-mission platform we designed and built. The U.S. Coast Guard ordered the first three NSC vessels from Integrated Coast Guard Systems ("ICGS"), a joint venture between Lockheed Martin and us, pursuant to an Indefinite Delivery/Indefinite Quantity ("IDIQ") contract for the Deepwater Modernization Program. The first National Security Cutter, NSC-1 USCGC Bertholf, was delivered to the U.S. Coast Guard in 2008, followed by NSC-2 USCGC Waesche in 2009 and NSC-3 USCGC Stratton in 2011. Beginning in 2010 with the construction contract for NSC-4 USCGC Hamilton, the NSC contracts have been awarded directly to Ingalls. NSC-4 USCGC Hamilton was delivered to the U.S. Coast Guard in 2014. NSC-5 James and NSC-6 Munro are currently under construction and are scheduled for delivery in 2015 and 2016, respectively. Ingalls was awarded a construction contract for NSC-7 Kimball and a contract to purchase long-lead materials for NSC-8 Midgett in 2014. We have begun construction on NSC-7 Kimball, and it is scheduled for delivery in 2018.

Newport News

The capabilities of our Newport News operations extend from our core business of designing and constructing nuclear-powered ships, such as aircraft carriers and submarines, and the refueling and overhaul and the inactivation of such ships, to businesses that are focused on the construction of heavy manufacturing equipment for commercial nuclear power facilities and the operation, management and cleanup of environmental hazard sites through Department of Energy ("DoE") programs. Our Newport News shipyard is one of the largest shipyards in the United States, located on approximately 550 acres near the mouth of the James River, which adjoins the Chesapeake Bay. The shipyard has two miles of waterfront property and heavy industrial facilities, which include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, module outfitting facilities and various other workshops. Our Newport News shipyard also has a 2,170-foot dry dock serviced by a 1,050-ton gantry crane capable of supporting two aircraft carriers at one time.

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

We delivered the U.S. Navy's newest carrier and the last of the CVN-68 Nimitz-class, CVN-77 USS George H.W. Bush, in 2009. We have been engaged in design work on the next generation aircraft carrier, the CVN-78 Gerald R. Ford-class, for over ten years. In 2008, we were awarded a $5.1 billion contract for detail design and construction of the first ship of the class, CVN-78 Gerald R. Ford, which is scheduled for delivery in 2016. We also received awards in 2009 through 2014 totaling $3.3 billion under a construction preparation contract for the second CVN-78 Gerald R. Ford-class aircraft carrier, CVN-79 John F. Kennedy. This contract includes design, planning, procurement of long-lead-time materials and limited fabrication, as well as continued research and development with key suppliers.

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

The four submarines of the first block and the six submarines of the second block of SSN-774 Virginia-class submarines have been delivered. In 2008, the team was awarded a construction contract for the third block of eight SSN-774 Virginia-class submarines. The multi-year contract increased construction from one submarine per year to two submarines per year from 2011 through 2013. The first submarine under this contract was delivered in 2014, the second will be delivered in 2015, and the last submarine of the third block is scheduled for delivery in 2019. In 2014, the team was awarded a construction contract for the fourth block of ten SSN-774 Virginia-class submarines, continuing the two ships per year production rate. The first ship of the block IV contract is scheduled for delivery in 2019, and the last is scheduled for delivery in 2023.

Fleet Support: AMSEC and Continental Maritime of San Diego ("CMSD")

Fleet Support provides comprehensive life cycle services, including depot maintenance, modernization, repairs, logistics and technical support and planning yard services for naval and commercial vessels through our AMSEC and CMSD subsidiaries. We have ship repair facilities in Newport News, Virginia, and San Diego, California, which are near the U.S. Navy's largest homeports of Norfolk, Virginia, and San Diego, respectively. AMSEC provides naval architecture and marine engineering, ship system assessments, maintenance engineering and logistics services to the U.S. Navy and commercial maritime industry from 27 locations across the globe. On any given day, over 600 of our AMSEC employees are on board U.S. Navy ships, assessing equipment conditions, modernizing systems and training sailors. Through CMSD, a Master Ship Repair contractor, we provide ship repair, regular overhaul and selected restricted availability services (pier side or in customers' dry docks) for the U.S. Navy. We also perform emergent repair for the U.S. Navy on all classes of ships. Beginning in 2014, AMSEC and CMSD were transferred from the Ingalls segment to the Newport News segment.

SSBN(X) Ohio-Class Replacement Program

The U.S. Navy's shipbuilding plan for Fiscal Year 2015 states the U.S. Navy's intention to focus on the design and construction of replacement boats for the current aging Ohio-class nuclear ballistic and cruise missile submarines. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. The SSBN Ohio-class includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines ("SSGN"). The Ohio Replacement Program is a $100 billion program that currently anticipates 12 new ballistic missile submarines over a 15-year period at an annual budget of approximately $5 billion to $7 billion. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. We believe our experience and specialized workforce position us for a potential role in the construction effort, but no decisions have been made regarding that aspect of the program. Congress has delayed the start of the first Ohio replacement submarine by two years and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027, with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be down to ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program may represent a significant opportunity for us in the future.

Energy

Our DoE and commercial nuclear programs leverage our core competencies in nuclear operations, program management and heavy manufacturing. We selectively partner with experienced industry leaders, and we participate in active joint ventures. Through our subsidiary, Stoller Newport News Nuclear, Inc. ("SN3"), formerly The S.M. Stoller Corporation, we provide technical, environmental, ecological, waste management, remediation and consultation services to private sector companies and the DoE.

Newport News Industrial Corporation ("NNI") provides a range of support services to commercial nuclear power plants. Since it was founded in 1965, NNI has expanded its capabilities, continuing to provide support for nuclear energy facilities, as well as for fossil power plants and other industrial facilities. NNI focuses on fabrication services, construction services, equipment services, technical services and product sales to its customers, which include both private industry and government entities such as the DoE and the DoD.

In January 2008, Savannah River Nuclear Solutions, LLC ("SRNS"), our joint venture with Fluor Federal Services, Inc. and Honeywell International Inc., was awarded a five-year $4 billion contract for site management and operations at the DoE's Savannah River Site located 12 miles south of Aiken, South Carolina. In September 2012, the DoE exercised its option to extend the original contract for another three years. We have a 34% ownership interest in SRNS.

Other

Our Other segment was established in the second quarter of 2014 to account for certain of our non-shipbuilding commercial activities following our acquisition of UniversalPegasus International Holdings, Inc. ("UPI"). UPI has a 50 year history of providing project management, engineering and construction management for the oil and gas industry. UPI has approximately 1,000 professionals serving clients in over 50 countries, with major office locations in Houston, Texas; Calgary, Canada; Aberdeen, Scotland; and San Juan, Trinidad and Tobago.

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

Customers

Our revenues were primarily derived from the U.S. Government in 2014, 2013 and 2012. In 2014, 2013 and 2012, approximately 88%, 94% and 96%, respectively, of our revenues were generated from the U.S. Navy, and approximately 8%, 6% and 4%, respectively, were generated from the U.S. Coast Guard. In 2014, we generated approximately 2% of our revenues from commercial customers and 2% from other government agencies.

Intellectual Property

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

Backlog

As of December 31, 2014 and 2013, our total backlog was approximately $21 billion and $18 billion, respectively. We expect approximately 28% of backlog at December 31, 2014, to be converted into sales in 2015.

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

Raw Materials

The most significant material we use is steel. Other materials used in large quantities include paint, aluminum, pipe, electrical cable and fittings. All of these materials are currently available in adequate supply. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. Generally, for long-term contracts, we obtain price quotations for many of our materials requirements from multiple suppliers to ensure competitive pricing. We have not generally been dependent upon any one supply source; however, due to consolidation in the defense industry, we currently have only one supplier for certain component parts. We believe that these single source suppliers, as well as our overall supplier base, are adequate to meet our foreseeable needs. We have mitigated some supply risk by negotiating long-term agreements with certain raw material suppliers. In addition, we have mitigated price risk related to raw material purchases through certain contractual arrangements with customers.

Research and Development

To foster innovative product development and evolution, we conduct research and development activities as part of our normal business operations. Our research and development activities primarily include Independent Research and Development ("IR&D") efforts related to government programs. We recover a significant portion of our IR&D expenditures through overhead charges to U.S. Government contracts, consistent with U.S. Government regulations. We include IR&D expenses in general and administrative expenses. Company-sponsored IR&D expenses totaled $18 million, $22 million and $21 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, such as the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA") and the Defense Contract Management Agency ("DCMA"). These agencies review our contract performance, cost structures and compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems and management information systems. Any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be reimbursed by a government customer or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions, forfeiture of profits, and suspension or debarment.

The U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in one or more business systems subject to its review. The U.S. Government has, in certain instances, withheld payments on contracts subject to these regulations upon its assessment that deficiencies exist with one or more of our business systems. Where appropriate, we are modifying our affected business systems to address the U.S. Government's concerns.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the government's convenience, contractors are generally protected by provisions that provide for reimbursement of costs already incurred on the contracts and profit on those costs up to the amount authorized under the contract, but not for the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default could expose us to various liabilities, including excess reprocurement costs, and could have a material effect on our ability to compete for future contracts.

Government contractors must comply with a significant volume of procurement regulations and other requirements. Contracting with the U.S. Government may result in our filing of Requests for Equitable Adjustments ("REAs"), which represent requests for the U.S. Government to make appropriate adjustments to terms of a contract, including pricing, delivery schedule, technical requirements or other affected terms, due to changes in the original contract requirements and resulting delays and disruption in contract performance for which the U.S. Government is responsible. We prepare, submit and negotiate REAs in the ordinary course of business, and large REAs are not uncommon at the conclusion of both new construction and RCOH activities. Such REAs are not considered claims under the Contract Disputes Act of 1978, although they may be converted to such claims if good faith negotiations to resolve the REAs are not satisfactory.

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

Our contracts with various agencies of the U.S. Government and our subcontracts with other prime contractors are subject to additional regulations that include, but are not limited to, the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. A noncompliance determination by a government agency may result in reductions in the value of contracts, contract modifications or terminations, penalties, fines, compensatory, treble or other damages, or suspension or debarment.

Competition

In our primary business of designing, building, overhauling, and repairing military ships, we primarily compete with General Dynamics and, to a lesser extent, smaller shipyards, one or more of which could team with a large defense contractor. Intense competition related to programs, resources and funding, and long operating cycles are key characteristics of both our business and the shipbuilding defense industry in general. It is common industry practice to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

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

We are currently the only builder of large deck amphibious assault and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs, and are positioned to be awarded future contracts for these types of vessels. We are also the sole supplier of NSCs for the U.S. Coast Guard, and are positioned to be awarded future contracts for these types of vessels. We are one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy, and we are party to a long-term teaming agreement with the other company for the production of such vessels. We are one of only two companies that builds the U.S. Navy's current fleet of DDG-51 Arleigh Burke-class destroyers and are positioned to be awarded future contracts for these types of ships as well.

Our success in the shipbuilding defense industry depends upon our ability to develop, market and produce our products and services at a cost consistent with the U.S. Navy's budget, as well as our ability to provide the workforce, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency.

We compete with a variety of companies in the provision of engineering services in the energy and oil and gas markets.

Environmental, Health and Safety

Our manufacturing operations are subject to and affected by federal, state and local laws and regulations relating to the protection of the environment. We accrue the estimated costs to complete environmental remediation when we determine it is probable we will incur expenses in the future, in amounts we can reasonably estimate, to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party ("PRP") by the U.S. Environmental Protection Agency ("EPA") or similarly designated by another environmental agency. The inherent difficulties in estimating future environmental remediation costs, resulting from uncertainties regarding the extent of required remediation, determination of legally responsible parties and the status of laws and regulations and their interpretations, can cause our estimated remediation costs to change.

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

We either expense or capitalize environmental expenditures as appropriate. Capitalized expenditures relate to long-lived improvements in current operating facilities. We accrue environmental remediation costs at sites involving multiple parties based upon our expected share of liability, taking into account the financial viability of other jointly liable parties. We may incur remediation costs exceeding our accrued amount if other PRPs do not pay their allocable share of remediation costs, which could have a material effect on our business, financial position, results of operations or cash flows.

As of December 31, 2014, our probable future costs for environmental remediation were approximately $2 million, which is accrued in other current liabilities in the consolidated statement of financial position. Although information gained as projects progress may materially affect our accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations or cash flows.

We may incur environmental costs in the future related to our wind down of shipbuilding at Avondale. These costs are not reasonably estimable at this time, however, due to insufficient information about the nature, timing and extent of any potential environmental remediation we may be required to perform or the related costs that we may incur. Accordingly, potential environmental costs associated with the wind down of Avondale are not included in our $2 million accrual for environmental remediation costs or our $284 million estimate of Avondale asset write-downs and restructuring costs, or otherwise reflected in our consolidated financial statements. We expect that a significant portion of any future environmental remediation costs we might incur at Avondale would be recoverable in accordance with government accounting practices under the Federal Acquisition Regulation ("FAR").

We believe that we are in material compliance with applicable environmental laws and regulations, and historical environmental compliance costs have not been material to our business. We could be affected by new environmental laws or regulations, including any enacted in response to climate change concerns and other actions known as "green initiatives." We have made the investments we believe are necessary to comply with environmental laws. We expect, however, to incur capital and operating costs in the future to comply with current and future environmental laws and regulations. At this time, we do not believe such costs will have a material effect on our financial position, results of operations or cash flows.

With regard to occupational health and safety, the shipbuilding and ship repair industry involves work with hazardous materials and processes, and remains one of the most hazardous industry segments. According to the Bureau of Labor Statistics, the shipbuilding and ship repair industry (NAICS 336611) ranks among the highest in several injury metrics. We have experienced three industrial related fatalities in the past seven years. We strive to keep our Occupational Safety & Health Administration ("OSHA") compliance programs strong. In 1995, our Newport News shipyard became the first shipyard to be awarded the Star Award from OSHA's Voluntary Protection Program ("OSHA VPP"). To earn this award, we joined efforts with our unions and supported participation in the OSHA VPP, in which all parties assist each other to make our shipyard a safer place to work. Our CMSD facility and SN3's Grand Junction site have also been certified as OSHA VPP Star Sites.

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

Employees

We have approximately 38,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 5,200 engineers and designers and approximately 2,300 employees with advanced degrees. Our workforce contains many third-, fourth- and fifth-generation employees, and approximately 1,150 employees have 40 or more years of continuous service. Employees in our shipbuilding divisions with more than 40 years of service achieve the honor of “Master Shipbuilder”.  As of December 31, 2014, there were 886 Master Shipbuilders at Newport News and 235 at Ingalls. We employ more than 6,000 veterans across the enterprise.

Our Newport News Shipbuilding Apprentice School trains approximately 800 apprentices each year in 19 crafts and trades and several advanced programs. Our Ingalls Apprentice School currently has approximately 600 regular apprentices in its programs, and our AMSEC subsidiary has approximately 25 apprentices currently in training. Apprentices are paid as full-time employees for the duration of their studies and usually continue to work with us upon graduation. From nuclear pipe welders to senior executives, approximately 5,000 apprentice alumni (3,000 at Newport News and 2,000 at Ingalls) continue to work with us.

Approximately 50% of our employees are covered by a total of 11 collective bargaining agreements and two DOE site stabilization agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in July 2017, August 2018 and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DOE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018. Craft employees at our Waggaman, Louisiana location are covered by a collective bargaining agreement that will expire in June 2019.  Approximately 90 craft employees of SN3 are represented under two collective bargaining agreements, which expire in February 2015 and September 2017, or under a DOE site agreement for those working at the Hanford, Washington site. We believe that our relationship with our employees is satisfactory.

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

Risks Related to Our Business

We depend heavily on a single customer, the U.S. Government, for substantially all of our business, and changes affecting this customer's priorities and spending could have a material adverse effect on our financial position, results of operations or cash flows.

Our business consists primarily of the design, construction, repair, and maintenance of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants and expeditionary warfare and amphibious assault ships, for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. Most of our revenues in 2014 were derived from products and services ultimately sold to the U.S. Government, and we expect this to continue in the foreseeable future. In addition, most of our backlog was U.S. Government related as of December 31, 2014. Our U.S. Government contracts are subject to various risks, including our customers' political and budgetary constraints and processes, changes in customers' short-range and long-range strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty in forecasting costs and schedules for bids on developmental and highly sophisticated technical work, delays in the timing of contract approval, and contractor suspension or debarment in the event of certain violations of legal or regulatory requirements. Any of these factors could affect our ability to do business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations or cash flows.

Significant delays or reductions in appropriations for our programs, changes in customer priorities, and potential contract terminations could have a material adverse effect on our financial position, results of operations, or cash flows.

We are directly dependent upon congressional allocation of defense funds to the U.S. Navy and the U.S. Coast Guard. The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may be performed over several fiscal years. Consequently, programs are often partially funded initially and may receive additional funding only as Congress makes further appropriations. If we incur costs in excess of existing funding on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased or reduced as part of the annual budget process, in continuing resolutions, or in individual supplemental appropriations.

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

On December 26, 2013, the President signed into law the Bipartisan Budget Act of 2013 (the "Bipartisan Budget Act"), which provided $63 billion in sequestration relief over two years, split evenly between defense and non-defense programs, and set overall discretionary spending at $1.012 trillion for fiscal year 2014 and $1.013 trillion for fiscal year 2015. Sequestration remains in effect under the BCA for fiscal years 2016 through 2021. Enactment of the Bipartisan Budget Act enabled the House and Senate Appropriations Committees to agree upon appropriations levels across the 12 Appropriations Subcommittees, including Defense Appropriations and Homeland Security, and to subsequently pass the Consolidated and Further Continuing Appropriations Act for Fiscal Year 2015 (the "FY

2015 Act"). However, the Homeland Security Department, including the U.S. Coast Guard, remains under a fiscal year 2014 continuing resolution until February 27, 2015, in order to support consideration by the 114th Congress of fiscal year 2015 funding levels regarding immigration activities.

The FY 2015 Act specifically provided funding for procurement of CVN-79 John F. Kennedy, construction of two SSN-774 Virginia-class submarines, advance procurement for the CVN-73 USS George Washington RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, and advance procurement for LHA-7 Tripoli. The FY 2015 Act also provided $1 billion for the procurement of an additional LPD-17 San Antonio-class ship and research, development, test, and evaluation ("RDT&E") funding for the Ohio Replacement Program.

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

The Fiscal Year 2016 President's Budget Request was delivered in early February 2015. The ability of Congress to pass a fiscal year 2015 appropriations bill for the Homeland Security Department, as well as the impact of the continuing federal fiscal debates for fiscal year 2016 and beyond remains uncertain, and we cannot predict the impact that the sequestration cuts, other defense spending cuts, or the prospective lack of a fiscal year 2015 Homeland Security appropriations bill may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, defense spending cuts and delays could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding, which could have a material adverse effect on our financial position, results of operations or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget reductions will present for the defense industry. We believe continued budget pressures will have serious negative consequences for the security of our country, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in lower contract awards, revenues, profits and cash flows from our U.S. Government contracts. Congress continues to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

Demand for our products and services can also be affected by potential changes in customer priorities due to changes in military strategy and planning. We cannot predict the impact of such changes on existing, follow-on, replacement, or future programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations, or cash flows.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government's convenience, contractors are normally protected by provisions covering reimbursement of costs already incurred on the contracts and profit on those costs up to the amount authorized under the contract, but not for the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination could have a material adverse effect on our financial condition, results of operations or cash flows.

Cost growth on fixed price and other contracts that cannot be justified as increases in contract value due from customers exposes us to reduced profitability and to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Cost growth can occur if expenses to complete a contract increase due to technical challenges, manufacturing difficulties, delays, workforce-related issues or inaccurate initial estimates used for calculating contract costs. Reasons may include unavailability or reduced productivity of labor, the nature and complexity of the work performed, the timeliness and availability of materials, major subcontractor performance or product quality issues, performance delays, availability and timing of funding from the customer, and natural disasters. The process of estimating contract costs requires significant judgment and expertise. A significant increase in contract costs from our original cost estimates on one or more programs could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Of Ingalls' revenues in 2014, approximately 90% were generated from FPI contracts, approximately 4% were generated from CPAF contracts, approximately 4% were generated from FFP contracts, and approximately 2% were generated from CPFF contracts. Of Newport News' 2014 revenues, approximately 42% were generated from CPIF contracts, which primarily included aircraft carrier construction and RCOH contracts, approximately 27% were generated from CPFF contracts, approximately 25% were generated from FPI contracts, consisting primarily of submarine construction contracts, approximately 4% were generated from FFP contracts, and approximately 2% were generated from CPAF contracts. Substantially all of our Other segment's 2014 revenues were generated from FFP contracts. To the extent our mix of contract types change in the future, our ability to recover our costs and realize profits on our contracts can be negatively affected.

Our earnings and profitability depend upon our ability to perform under contracts.

When agreeing to contract terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. These projections assess the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. We may experience significant variances from our assumptions and projections, delays in our contract performance, and variances in the timing of our product deliveries. If our actual experience differs significantly from one or more of our assumptions or projections, or, if we incur unanticipated contract costs, the profitability of the related contracts may be adversely affected.

Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.

We rely on other companies to provide raw materials, major components, and sub-systems for our products, and we rely on subcontractors to produce hardware elements and sub-assemblies and perform certain services that we provide to our customers. We are subject to potential delivery disruptions and performance problems caused by our suppliers and subcontractors. Our ability to perform our obligations as a prime contractor could be adversely affected if one or more of our suppliers or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely and cost-effective manner.

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

In connection with our U.S. Government contracts, we are required to procure certain raw materials, components and parts from supply sources approved by the U.S. Government. As a result of consolidation in the defense industry, only one supplier exists for certain components we acquire. The inability of a sole source supplier to provide a necessary component in a timely or cost-effective manner could have a material adverse effect on our financial position, results of operations, or cash flows.

Our results of operations depend upon new contract awards.

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

The U.S. Navy’s 2015 Shipbuilding Plan states that the service’s overall inventory goal is 306 battle force ships. The plan falls short of meeting the Navy's inventory goals for some types of ships in some years, but the shortfalls are generally smaller than in prior Shipbuilding Plans. Under the 2015 Shipbuilding Plan, the U.S. Navy would buy a total of 264 ships from 2015 through 2044, comprised of 218 combat ships and 46 combat logistics and support ships. Given the rate at which the Navy plans to retire ships from the fleet, that construction plan would not achieve a fleet equal to the inventory goal of 306 ships until 2019 under new rules for counting ships that the Navy implemented this year or until 2022 under the old counting rules.

The U.S. Navy’s 2015 Shipbuilding Plan, at least for 2015 through 2019, is based on an assumption of funding at the President’s requested level, which exceeds the amounts scheduled under current law. Current law caps discretionary funding through 2021. In submitting its report, the U.S. Navy described the 2015 Shipbuilding Plan as “difficult to execute” under current fiscal constraints, and it separately identified changes it would make to the plan if funding for defense equals the amounts scheduled under the current sequestration law. Those changes include: buying eight fewer ships, including three fewer destroyers and one less attack submarine, from 2015 through 2019; chartering and leasing three fleet oilers rather than buying them; and putting six destroyers in a reduced status. The Navy has also indicated that the refueling and continued operation of CVN-73 USS George Washington remains problematic under sequestration.

The U.S. Navy’s 2015 Shipbuilding Plan anticipates a fleet of 306 ships comprised of 12 ballistic missile submarines, 11 nuclear-powered aircraft carriers, 48 nuclear-powered attack submarines, 88 large multi-mission surface combatants, 52 small multi-role surface combatants, 33 amphibious landing ships, 29 combat logistics force ships, and 33 support vessels. The 2015 Shipbuilding Plan also notes that the four SSGN currently in service will be retired in the mid-2020s, and the U.S. Navy is exploring the possibility of inserting a quad-pack of large diameter payload tubes in Block V SSN-774 Virginia-class submarines to offset the loss of the SSGN strike capability. The 2015 Shipbuilding Plan acknowledges that the DoD will encounter several challenges in executing the plan, particularly with regard to funding new submarines to replace the Ohio-class nuclear ballistic submarines.

We believe our shipbuilding programs are a high priority for national defense, but, under federal budgetary pressures, one or more of our programs may be reduced, extended or terminated by our U.S. Government customers. Potential actions that could negatively affect us include the deferral of production of new amphibious ships, the reduction in the number of planned large surface combatants, an increase in the procurement interval for aircraft carriers beyond five years, and postponement or cancellation of the RCOH for CVN-73 USS George Washington. In response to the need for cheaper alternatives and the proliferation of "smart weapons," future strategy reassessments by the DoD may result in decreased demand for our shipbuilding programs, including our aircraft carrier programs. For the year ended December 31, 2014, our aircraft carrier programs accounted for approximately 39% of our consolidated revenue. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material adverse effect on our financial position, results of operations, or cash flows.

Changes to Department of Defense business practices could have a material effect on DoD's procurement process and adversely impact our current programs and potential new awards.

The defense industry has experienced, and we expect it will continue to experience, significant changes to business practices resulting from, among other items, an increased focus by DoD on affordability, efficiencies, recovery of costs and a reprioritization of available defense funds to key areas for future defense spending. The DoD continues to adjust its procurement practices, requirements criteria and source selection methodology in an ongoing effort to reduce costs, gain efficiencies and enhance program management and control. In addition, the DCMA and DCAA have implemented cost recovery/cost savings initiatives designed to prioritize efforts to recover costs. As a result of certain of these initiatives, we have experienced and may continue to experience an increased number of audits and/or a lengthened periods of time required to close open audits. More recently, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced; other thresholds are being challenged, debated, and, in certain cases, modified. Significant changes to the thresholds for allowable costs could adversely affect our financial position, results of operations or cash flows.

In September 2014 the DoD initiated Better Buying Power 3.0 ("BBP 3.0") to address its growing concern that the United States' technological superiority over potential adversaries is being threatened. BBP 3.0 has eight focus areas: achieve affordable programs; achieve dominant capabilities while controlling lifecycle costs; incentivize productivity in industry and government; incentivize innovation in industry and government; eliminate unproductive processes and bureaucracy; promote effective competition; improve tradecraft in acquisition of services; and improve the professionalism of the total acquisition workforce. While some of the larger objectives remained the same as its previous effort, Better Buying Power 2.0, their focus has narrowed and the circle of stakeholders has expanded.

We expect DoD's focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the new initiatives and the reduced level of spending by the DoD. We are taking steps internally to assess how we can respond to and support these changes, including how we can further reduce costs and increase productivity, modify how we respond to proposals and revise our areas of focus. Depending on how these initiatives are implemented, they could have an impact on current programs, as well as new business opportunities with the DoD.

Our future success depends, in part, on our ability to deliver our products and services at an affordable life cycle cost, requiring us to develop and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of current and future customers.

Shipbuilding is a long cycle business, and our success depends on quality, cost and schedule performance on our contracts. We must develop and sustain the workforce, technologies, facilities, equipment and financial capacity needed to deliver our products and services at an affordable life cycle cost. If we fail to maintain our competitive position in these areas, we could lose future contracts to our competitors, which could have a material adverse effect on our financial position, results of operations or cash flows.

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

U.S. defense spending levels are uncertain and difficult to predict. While the U.S. Navy's 2015 Long Range Plan anticipates a fleet size of 306 ships, the plan does not include enough ships to fully support all elements of the Navy's ships goal over the 30-year period. The U.S. Navy currently projects that shortfalls would occur at various points during this 30-year period in ballistic missile submarines, cruisers-destroyers, attack submarines, and amphibious ships. Declines in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. We compete with another large defense contractor for construction contracts to build surface combatants, and we may in the future compete with the same and other defense contractors to build other ships for which we are currently the sole source. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share, which could negatively impact our financial condition, results of operations or cash flows.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, two existing U.S. Government-owned shipyards may be able to refuel nuclear-powered aircraft carriers if substantial investments in facilities, personnel and training were made. U.S. Government-owned shipyards engage in the refueling, overhaul and inactivation of SSN-688 Los Angeles-class submarines and are capable of repairing and overhauling non-nuclear ships. The 2012 National Defense Authorization Act required DoD to develop a core depot level maintenance capability to refuel nuclear aircraft carriers. The 2013 Defense Authorization Act, however, modified the 2012 Act by restoring an exception for the nuclear refueling of an aircraft carrier from the definition of core depot level maintenance. The 2013 Act also amended and clarified the exception to cover the concurrent refueling and overhaul of an aircraft carrier, as well as the defueling of an aircraft carrier. Similarly, the 2013 Act restored an exclusion for nuclear aircraft carrier programs from the definition of core logistics capabilities that was contained in previous law. If a U.S. Government-owned shipyard were to become capable and engaged in the business of refueling nuclear-powered aircraft carriers, our financial position, results of operations or cash flows could be adversely affected.

We also compete in the engineering, planning, and design market with other companies that provide engineering support services. Such competition increases the risk that we may not be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design and future surface combatant and amphibious assault ship program contracts.

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

The reduced level of shipbuilding activity by the U.S. Navy, evidenced by the reduction in fleet size from 566 ships in 1989 to 287 ships as of December 31, 2014, has resulted in workforce reductions in the industry but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Six major private United States shipyards, three of which we own, plus numerous other smaller private shipyards compete for contracts to construct, overhaul, repair and convert naval vessels. We ceased all shipbuilding construction operations in one of our three major shipyards in 2014. Competition for future shipbuilding programs is expected to be intense. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, compete for funding with each other, as well as with other defense products and services. Future rationalization of shipyard capacity in the United States might occur, and we could be affected by shipyard consolidation or closures as a result of the reduced level of U.S. Navy spending on ship construction. Such consolidation or closures could have a significant effect on our business, financial condition, results of operations or cash flows.

As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

U.S. Government contractors must comply with significant regulatory requirements, including those relating to procurement and nuclear operations. Government contracting requirements increase our contract performance and compliance costs and change on a consistent basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in increased performance and compliance efforts and costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to allowability of compensation costs, counterfeit parts, specialty metals and conflict minerals), can increase our performance and compliance costs and reduce our profitability.

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its various agencies, such as the U.S. Navy's Supervisor of Shipbuilding, the DCAA, and the DCMA. These

agencies review our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and internal policies. Systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems, and management information systems. Any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if previously reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions, forfeiture of profits, and suspension or debarment. Allegations of impropriety can also cause us significant reputational harm.

Whether or not illegal activities are alleged, the U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in business systems subject to its review. The U.S. Government has, in certain instances, withheld payments on certain of our contracts subject to these regulations upon its assessment that deficiencies exist with one or more of our business systems. Where appropriate, we are modifying our affected business systems to address the U.S. Government's concerns.

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

We must comply with a variety of federal laws, including the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and Cost Accounting Standards, and we are subject, from time to time, to U.S. Government investigations relating to our operations. If we are convicted or otherwise found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to reductions in the value of contracts, contract modifications or terminations, penalties, fines, compensatory, treble or other damages, or suspension or debarment, any of which could have a material adverse effect on our financial position, results of operations, or cash flows.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control, and failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop, and manufacture products and provide services applied by our customers in a variety of environments. Problems and delays in product development or with delivery of subcontractor components or services as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, learning curve assumptions, or materials and components could prevent us from satisfying contractual requirements.

First-in-class ships, also known as lead ships, usually have new technology that is supplied by the U.S. Navy, other contractors, or us. Problems in developing these new technologies or design changes in the construction process can lead to delays in the design schedule needed for construction. The risk associated with new technology or mid-construction design changes can both increase the cost of a ship and delay delivery. Late delivery of information can also cause inefficiencies in the construction process, increase costs, and put the delivery schedule at risk, which could adversely affect our profitability and future prospects.

Our products cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of products that cannot be accessed for repair or replacement, substandard quality or workmanship, and unplanned degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations by causing unanticipated expenses not covered by insurance or indemnification from the customer, diversion of management focus to respond to unforeseen problems, loss of follow-on work and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments previously received.

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

We may not realize the anticipated benefits of consolidating all Ingalls ship construction into our Pascagoula shipyard, and we may not recover all of our costs related to the wind down of shipbuilding at our Avondale shipyard.

In October 2014, we ceased shipbuilding construction operations at our Avondale, Louisiana shipyard and consolidated all Ingalls shipbuilding into our Pascagoula shipyard. We have shifted construction of future LPD-class ships to a single production line at our Pascagoula shipyard to reduce costs, increase efficiency, and address shipbuilding overcapacity. Shifting Avondale's shipbuilding to our Pascagoula shipyard may not result in our realization of anticipated benefits from serial production at that facility. In connection with the increased utilization of our employees and facilities in our Pascagoula shipyard, we may encounter difficulties adhering to back-to-back production schedules. Any such difficulties could have an adverse effect on our ability to timely perform our existing contracts and our ability to obtain new contracts in the future. Moreover, the concentration of our Ingalls workforce in Pascagoula may inhibit our ability to attract and retain a sufficient number of skilled and trained employees to perform the increased workload. Any failure to attract and retain the necessary workforce, or to effectively manage and control third-party contractors, could adversely affect our ability to perform our contracts and have a material adverse effect on our financial position, results of operations, or cash flows.

We have incurred substantial restructuring costs and asset write-downs, currently estimated at $284 million, related to the wind down of our operations at Avondale. We believe that substantially all such expenses are recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with FAR provisions governing the treatment of restructuring and shutdown related costs. The DCAA prepared an initial audit report on our July 2010 cost recovery proposal of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs included in the proposal. We submitted a revised proposal in March 2014 to address the DCAA concerns and reflect a revised estimated total cost of $284 million. In July 2014, we received a letter from the Supervisor of Shipbuilding requesting that we revise our restructuring proposal to address certain documentation issues identified by the DCAA in order for the Government to make an adequate evaluation of the restructuring proposal. In August 2014, we received a letter from the Supervisor of Shipbuilding proposing a joint meeting regarding the treatment of specific costs included in the restructuring proposal and acknowledging that the allowability and allocability of costs will be determined by the Government in an Advanced Agreement in accordance with FAR.

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

Our business is subject to disruption caused by natural disasters, environmental disasters and other events that could have a material adverse effect on our financial position, results of operations or cash flows.

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

Natural disasters can disrupt our workforce, electrical and other power distribution networks, computer and internet operations and accessibility, and the critical industrial infrastructure needed for normal business operations. These disruptions could adversely affect our contract performance and financial results. Environmental disasters, particularly oil spills in waterways and bodies of water used for the transport and testing of our ships, can disrupt the timing of performance under our contracts with the U.S. Navy and the U.S. Coast Guard.

Our suppliers and subcontractors are also subject to natural and environmental disasters that could affect their ability to deliver products or services or otherwise perform their contracts. Performance failures by our subcontractors due to natural or environmental disasters may adversely affect our ability to perform our contracts, which could reduce our profitability in the event damages or other costs are not recoverable from the subcontractor, the customer or insurers. Such events could also result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We seek to identify and obtain, in established markets, insurance agreements to cover our significant risks and potential liabilities, including, among others, natural disasters, product liability and business interruption resulting from an insured property loss. In some circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover the full amount of actual losses or liabilities incurred, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business makes it difficult to quantify the disruptive impact of such events. Such limitations on the availability of insurance coverage may result in us bearing substantial costs for uninsured losses, which could have a material adverse effect on our financial position, results of operations or cash flows. Even in cases where we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows, and, if litigation with the insurance carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations or cash flows.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 50% of our employees are covered by a total of 11 collective bargaining agreements, and two DOE site stabilization agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in July 2017, August 2018, and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DOE site agreement.  Ingalls has five collective bargaining agreements covering represented employees, which all expire in March 2018.  Craft employees at our Waggaman, Louisiana location are covered by a collective bargaining agreement that will expire in June 2019. Approximately 90 craft employees of SN3 are represented under two collective bargaining agreements expiring in February 2015 and September 2017, or under a DOE site agreement for those working at the Hanford, Washington site.

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

Shipbuilding operations require the use of hazardous materials. Our shipyards also generate significant quantities of wastewater, which we treat before discharging pursuant to various permits. To handle these materials, our shipyards have an extensive network of aboveground and underground storage tanks, some of which have leaked and required remediation in the past. In addition, our handling of hazardous materials has sometimes resulted in spills in our shipyards and occasionally in adjacent rivers and waterways in which we operate. Our shipyards maintain extensive waste handling programs that we periodically modify, consistent with changes in applicable laws and regulations. See Environmental, Health and Safety in Item 1.

Various federal, state and local environmental laws and regulations impose restrictions on the discharge of pollutants into the environment and establish standards for the transportation, storage and disposal of toxic and hazardous wastes. Substantial fines, penalties, and criminal sanctions may be imposed for noncompliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances. Such laws and regulations render a party liable for environmental cleanup and remediation costs and damage without regard to negligence or fault on the part of such party, and may expose us to liability for the conduct of or conditions caused by third parties.

In addition to fines, penalties, and criminal sanctions, environmental laws and regulations may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or to decrease the likelihood of accidental hazardous material releases. We incur, and expect to incur in the future, costs to comply with federal and state environmental laws and regulations related to the cleanup of pollutants released into the environment. In addition, if we are found to be in violation of the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the "Excluded Parties List" maintained by the General Services Administration, which would continue until the EPA concluded that the cause of the violation was cured. Facilities on the "Excluded Parties List" are prohibited from working on any U.S. Government contract.

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

We ceased shipbuilding construction at our Louisiana facilities in 2014. Our wind down of operations at these facilities may result in environmental costs, the amount of which we cannot currently estimate. Such costs could be significant and could have a material adverse effect on our financial position, results of operations, or cash flows.

Market volatility and adverse capital or credit market conditions may affect our ability to access cost-effective sources of funding and may expose us to risks associated with the financial viability of suppliers and subcontractors and the ability of counterparties to perform on financial agreements.

The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers. We sometimes access these markets to support certain business activities, including funding acquisitions and capital expansion projects, obtaining credit support for our workers' compensation self-insurance program, refinancing existing indebtedness, and arranging for letters of credit. Depending on the condition of the capital or credit markets existing at the time, we may be unable in the future to obtain capital market financing or bank financing on favorable terms, or at all, which could have a material adverse effect on our financial position, results of operations, or cash flows.

Tightening credit markets could also adversely affect our suppliers' and subcontractors' ability to obtain financing. Delays in suppliers' or subcontractors' ability to obtain financing, or the unavailability of financing, could negatively affect their ability to perform their contracts with us and cause our inability to perform our contracts. The inability of our suppliers and subcontractors to obtain financing could also result in the need for us to transition to alternate suppliers and subcontractors, which could result in significant incremental costs and delays.

We have existing agreements with counterparties in the financial markets, including brokers and dealers, commercial banks, investment banks, and other institutional parties, and may in the future enter into agreements with such parties. These transactions expose us to potential credit risk in the event of default of a counterparty. In addition, our credit risk may be increased when collateral held by us to secure performance of a counterparty cannot be liquidated upon a sale or is liquidated at prices not sufficient to recover the full amount due us.

Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents or business partners.

Our compliance program includes detailed compliance plans and extensive compliance controls, policies, procedures, and training designed to prevent and detect misconduct by employees, agents, or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition, and data privacy. We may not, however, prevent all such misconduct committed by our employees, agents, or business partners, and the risk of improper conduct may be expected to increase as we expand into commercial markets and foreign jurisdictions. Any improper actions could subject us to administrative, civil, or criminal investigations and monetary and non-monetary penalties, including suspension or debarment, which could harm our reputation and have a material adverse effect on our financial position, results of operations, or cash flows.

Our business could be negatively impacted by security threats, including cyber security threats, and related disruptions.

As a defense contractor, we rely on our information technology infrastructure to process, transmit and store electronic information, including classified and other sensitive information of the U.S. Government. While we maintain stringent information security policies and protocols, we face cyber security and other security threats to our information technology infrastructure, including threats to our and the U.S. Government's proprietary and classified information. We face unauthorized and unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from groups of hackers, and we could also face attempts to gain physical access to classified and other sensitive information located at our facilities. Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches of our information technology infrastructure or physical facilities or other disruptions could expose us to reputational damage, potential liability or the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, which could have a material adverse effect on our operations, financial position, results of operations, or cash flows.

Our nuclear operations subject us to various environmental, regulatory, financial, and other risks.

The design, construction, refueling and overhaul, repair and inactivation of nuclear-powered aircraft carriers and nuclear-powered submarines, our nuclear facilities used to support such activities, our nuclear operations at DoE sites, and our activities in the commercial nuclear market subject us to various risks, including:

•
Potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling, and disposal of radioactive materials, including nuclear assemblies and their components;

•	Unplanned expenditures relating to maintenance, operation, security, and repair, including repairs required by the U.S. Navy, the Nuclear Regulatory Commission or the DoE;

•	Reputational harm;

•	Potential liabilities arising out of a nuclear incident whether or not it is within our control; and

•	Regulatory noncompliance and loss of authorizations or indemnifications necessary for our operations.

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

As part of our business strategy, we acquire non-controlling and controlling interests in businesses. We make acquisitions and investments following careful analysis and due diligence processes designed to achieve a desired return or strategic objective. Business acquisitions generally involve estimates, assumptions and judgments in determining acquisition prices, which prices must be allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our analyses, due diligence processes and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates. In such events, we may be required to write down our carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of our common stock can result in goodwill and/or purchased intangible asset impairment charges.

As of December 31, 2014, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 16% and 9%, respectively, of our recorded total assets. We evaluate goodwill values for impairment annually on November 30, or when evidence of potential impairment exists. We evaluate purchased intangibles when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangibles.

After conducting the 2014 goodwill impairment test, we determined that goodwill at our Other segment was impaired by $47 million. The Other segment, established in the second quarter of 2014 following the acquisition of UPI, is sensitive to developments in the oil and gas industry. The goodwill impairment charge was primarily driven by the recent drop in oil prices and the resulting decrease in industry market multiples. We determined that the estimated fair value of our remaining reporting units significantly exceeded their corresponding carrying values as of November 30, 2014.

Adverse equity market conditions that result in a decline in market multiples and the trading price of our common stock or other events such as reductions in future contract awards or significant adverse changes in our operating margins or operating results of acquired businesses that vary significantly from projected results on which purchase prices are based, could result in an impairment of goodwill or other intangible assets. Any such impairments that result in us recording additional goodwill impairment charges could have a material adverse effect on our financial position or results of operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.

We are subject to income taxes in various jurisdictions. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, timing differences in the recognition of contract income for financial statement purposes and for income tax purposes can cause uncertainty with respect to the timing of income tax payments, which can have a significant impact on cash flow in a particular period. Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain transactions or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, the final results of any tax audits or related litigation could be materially different from our related historical income tax provisions and accruals. Changes in our tax rate as a result of changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial statement income and taxable income, the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures can also impact our tax liabilities and affect our income tax expense, profitability, and cash flow.

We conduct a portion of our operations through joint ventures and strategic alliances. We may have limited control over such arrangements and have returns that are not proportional to the risks and resources we contribute.

We conduct some of our operations through joint ventures with business partners. In any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to reach agreement on major issues. We and our joint venture partners may, in certain instances, fail to reach agreement on significant decisions on a timely basis, or at all. We also cannot control the actions of our joint venture partners, including any non-performance, default, or bankruptcy of our joint venture partners, and we typically share liability or have joint and/or several liability with our joint venture partners for joint venture matters. Any of these factors could potentially have a material adverse effect on our joint venture operations and the profitability of our joint ventures.

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

Strategic acquisitions and investments we pursue involve risks and uncertainties.

In pursuing our business strategies, we review, evaluate and consider potential acquisitions and investments. In evaluating such transactions, we have to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and costs of potential liabilities. In addition, acquisitions and investments involve other risks and uncertainties, including the difficulty of integrating acquired businesses, challenges achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of management attention and resources from our existing operations and other initiatives, the potential impairment of acquired assets, and the potential loss of key employees of acquired businesses. Our financial results, business, and future prospects could be adversely affected by unanticipated performance issues, transaction-related charges, liabilities, amortization of expenses related to intangibles, and charges for impairment of purchased intangible assets.

We are subject to various claims and litigation that could ultimately be resolved against us, requiring material future cash payments and/or future material charges against our operating income, materially impairing our financial position.

The size, type and complexity of our business make it highly susceptible to claims and litigation. We are currently, and may in the future become, subject to various administrative, civil, or criminal litigation, environmental claims, income tax matters, compliance matters, claims, and investigations, which could divert financial and management resources and result in fines, penalties, compensatory, treble or other damages, or nonmonetary relief. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of our export privileges. Suspension or debarment could have a material adverse effect on us because of our reliance on government contracts and authorizations. Litigation, claims, or investigations, if ultimately resolved against us, could have a material adverse effect on our financial position, results of operations, or cash flows. Any litigation, claims, or investigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own certain patents, trademarks, copyrights, and other forms of intellectual property, and we license certain intellectual property rights to and from third parties. The U.S. Government generally holds licenses to certain intellectual property we develop in performance of government contracts, and it may use or authorize others to use such intellectual property. More recently, we believe the U.S. Government has asserted or sought to obtain more extensive rights in intellectual property. The U.S. Government's efforts could result in a decrease in our ability to control the use of certain of our intellectual property rights in a government contracting environment. Our intellectual property is also subject to challenge, invalidation, misappropriation, or circumvention by third parties.

We also rely upon proprietary technology, information, processes, and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors, and other parties, as well as through other measures. These agreements and other measures may not, however, provide meaningful protection for our unpatented proprietary information.

In the event of infringement of our intellectual property rights, breach of a confidentiality agreement, or unauthorized disclosure of proprietary information, we may not have adequate legal remedies to maintain our rights in our intellectual property. Litigation to determine the scope of our rights, even if successful, could be costly and a diversion of management's attention from other aspects of our business. In addition, trade secrets may otherwise become known or be independently developed by competitors. If we are unable adequately to protect our intellectual property rights, our business could be adversely affected.

We have the right to use certain intellectual property licensed to us by third parties. In instances where third parties have licensed to us the right to use their intellectual property, we may be unable in the future to secure the necessary licenses to use such intellectual property on commercially reasonable terms.

Our debt exposes us to certain risks.

As of December 31, 2014, we had $1,700 million of debt and $650 million of additional borrowing and letter of credit capacity under our credit facility ("Credit Facility"). Our current level of debt could have important consequences, including:

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

Restrictive covenants in the indentures governing our senior notes and our Credit Facility may restrict our ability to pursue our business strategies.

The indenture governing our 7.125% senior notes and the terms of our Credit Facility limit our ability, among other things, to:

•	Incur additional debt;

•	Pay dividends or make other distributions on, or repurchase or redeem, our stock;

•	Prepay, redeem or repurchase certain of our debt;

•	Make investments;

•	Sell assets;

•	Enter into agreements restricting our subsidiaries' ability to pay dividends;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	Enter into transactions with our affiliates; and

•	Incur liens.

The indenture governing our 5.000% senior notes limits our ability, among other things, to:

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	Incur liens.

In addition, the indenture governing our 7.125% senior notes requires us to maintain a minimum fixed charge coverage ratio, and the terms of our Credit Facility limit the amount of our capital expenditures and require us to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio, among others. These covenants may restrict our financial flexibility, limit our strategic initiatives, restrict our ability to grow or limit our ability to respond to competitive changes. These covenants limit how we may conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. These covenants may, therefore, limit our ability to successfully execute our business strategy and operate our business.

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

Our nuclear shipbuilding operations are considered vitally important to the U.S. Navy. Consequently, the U.S. Navy has required us to include in our contracts with the Navy provisions regarding notice and approval rights in the event of change of control of our nuclear shipbuilding operations and regarding the Navy's obligations to indemnify us for losses relating to our nuclear work for the Navy.  Such provisions require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and obtain the Navy's consent for transferring certain related licenses, to facilitate the Navy's ability to ensure that a potential buyer would continue to conduct our operations in a satisfactory manner. We have included such provisions in solicitations for future U.S. Navy nuclear work, and we expect them to be included in future contracts with the Navy for nuclear work.

Provisions of our Restated Certificate of Incorporation and our Restated Bylaws and our existing contracts with the U.S. Navy may have the effect of discouraging, delaying or preventing a change of control of our company that may be beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments.

ITEM 2. PROPERTIES

Our principal properties are located in San Diego, California; Broomfield, Colorado; Avondale (New Orleans), Louisiana; Gulfport and Pascagoula, Mississippi; Houston, Texas; Hampton, Newport News, Suffolk and Virginia Beach, Virginia; and Washington, D.C.

Ingalls - The properties comprising our Ingalls operations are located in Pascagoula and Gulfport, Mississippi, and Avondale, Louisiana. In October 2014, we ceased shipbuilding construction operations at our Avondale facility. In August 2014, we ceased operations at our Gulfport facility.

Our Pascagoula shipyard is a primary builder of major surface warships for the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to be developing and building six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 52 years of the lease and beyond.

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

Our Newport News segment includes CMSD facilities in San Diego, California, AMSEC facilities in Virginia Beach, Virginia, NNI facilities in Newport News, Virginia and SN3 facilities in Broomfield, Colorado.

Other - The properties comprising our Other segment are located in Houston, Texas; Waggaman, Louisiana; Calgary, Canada; Aberdeen, Scotland; and San Juan, Trinidad and Tobago.

We believe that substantially all of our plants and equipment are, in general, well maintained and in good operating condition. We believe they are adequate for present needs and, as supplemented by planned construction, are expected to remain adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of our company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory, treble, or other damages. U.S. Government regulations provide that certain findings against a contractor may also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Any suspension or debarment would likely have a material effect on us because of our reliance on government contracts.

In January 2013, we disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that we had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on U.S. Navy and U.S. Coast Guard contracts. We conducted an internal investigation, led by external counsel, and have taken remedial actions, including the termination of employees in instances where we believed grounds for termination existed. We are providing information regarding our investigation to the relevant government agencies. We agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from our internal investigation. The U.S. Navy has reduced its portion of the withhold from $18.2 million to $4.7 million, while expressing its view that the gross amount of potential mischarging incurred by the Navy will likely not exceed $3.1 million. The U.S. Coast Guard informed us in June 2014 that it was provisionally reducing its withhold from $5.8 million to $3.6 million. Based on the results of our internal investigation, we estimate that the maximum amount of the mischarging is approximately $4 million. We are in discussions with our U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but we cannot predict whether these customers will agree to a lower withhold amount. Depending upon the U.S. Government's assessment of the matters under investigation, we could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although we do not currently believe that this matter will have a material effect on our financial condition, results of operations or cash flows, we cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

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

We and our predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the “Republic”) since 2002 over a contract for the repair, refurbishment and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, we filed an arbitral statement of claim asserting breaches of the contract and $173 million in damages plus substantial interest and litigation expenses. In July 2014, the Republic filed in the arbitration a statement of defense denying all our allegations and a counterclaim alleging late redelivery of the frigates, unfinished work and breach of warranty and asserting damages of $61 million plus interest. An arbitration hearing was held in January 2015. No assurances can be provided regarding the ultimate outcome of this matter.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 13, 2015, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	55	President and Chief Executive Officer
Brian J. Cuccias	58	Corporate Vice President and President, Ingalls Shipbuilding
Jerri F. Dickseski	52	Corporate Vice President, Communications
William R. Ermatinger	51	Corporate Vice President and Chief Human Resources Officer
Douglass L. Fontaine II	53	Corporate Vice President, Controller and Chief Accounting Officer
Bruce N. Hawthorne	65	Corporate Vice President and Chief Legal Officer
Christopher D. Kastner	51	Corporate Vice President and General Manager, Corporate Development
Matthew J. Mulherin	55	Corporate Vice President and President, Newport News Shipbuilding
Barbara A. Niland	56	Corporate Vice President, Business Management and Chief Financial Officer
Mitchell B. Waldman	54	Corporate Vice President, Government and Customer Relations
Kellye L. Walker	48	Corporate Vice President and General Counsel
D. R. Wyatt	56	Corporate Vice President and Treasurer

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

Brian J. Cuccias, Corporate Vice President and President, Ingalls Shipbuilding - Mr. Cuccias became our Corporate Vice President and President, Ingalls Shipbuilding, on April 1, 2014. Prior to that and since February 2011, he served in several different positions at our Ingalls Shipbuilding segment, including Vice President, Program Management, Vice President, Amphibious Ship Programs, and Vice President, Large Deck Amphibious Ships. From 2008 to February 2011, Mr. Cuccias was Vice President, Surface Combatants, for NGSB. After joining a predecessor of Northrop Grumman in 1979, he held a variety of positions, including assistant to the group vice president of Avondale Industries, sector vice president, material, for Northrop Grumman Ship Systems, and DDG(X) and DDG 1000 program manager and vice president. Mr. Cuccias holds a B.S. in Accounting from the University of South Alabama.
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
Bruce N. Hawthorne, Corporate Vice President and Chief Legal Officer - Mr. Hawthorne has been our Chief Legal Officer since January 2015. Prior to that and since joining us at the time of the spin-off, he served as our Corporate Vice President, General Counsel and Secretary. Prior to joining us, Mr. Hawthorne served as a partner and Practice Development Chairman for the law firm of Arnall Golden Gregory ("AGG") LLP. From 2008 until joining AGG, he served as co-founder and Managing Director of Consigliere Group LLC, a consulting and technology services firm. Mr. Hawthorne's corporate career includes serving as Executive Vice President, General Counsel and Secretary of Electronic Data Systems, a global information technology services company, now part of Hewlett-Packard. Prior to that, he served as Executive Vice President and Chief Staff Officer of Sprint Corp. Until 2003, Mr. Hawthorne was a senior partner of the law firm King & Spalding LLP. He holds a B.B.A. from the University of Michigan, an M.B.A. from the University of Detroit and a J.D. from Vanderbilt University.
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

Kellye L. Walker, Corporate Vice President and General Counsel - Ms. Walker became our Corporate Vice President and General Counsel in January 2015. In this position, she has overall leadership responsibility for our law department and outside counsel.  Prior to joining us, Ms. Walker was with American Water Works Company, Inc., serving as Chief Administrative Officer, General Counsel and Secretary from September 2010 through May 2014. She served as their Senior Vice President, General Counsel and Secretary from January 2010 through

January 2015. From February 2007 to June 2009, Ms. Walker served as Senior Vice President and General Counsel of Diageo North America, Inc., the largest operating company of Diageo plc. From February 2003 to December 2006, she served as Senior Vice President, General Counsel and Secretary of BJ’s Wholesale Club, Inc., a leading warehouse club operator. Ms. Walker also served as a partner with the law firm of Hill & Barlow in Boston, Massachusetts, and as a partner and/or associate with the law firms of Chaffe, McCall, Phillips, Toler & Sarpy in New Orleans, Louisiana, and Boult, Cummings, Connors & Berry in Nashville, Tennessee. Ms. Walker holds a B.S. in Business Administration, Marketing from Louisiana Tech University and a J.D. from Emory University School of Law.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2014		2013
	High	Low	High	Low
January through March	$105.37	$87.91	$54.08	$43.17
April through June	$104.49	$93.59	$57.64	$50.11
July through September	$107.59	$89.29	$69.49	$56.60
October through December	$115.48	$92.37	$90.01	$67.31

Stockholders

The approximate number of common stockholders was 20,557 as of February 13, 2015.

Dividends

Quarterly cash dividends per common share for the most recent two years are as follows:

	2014	2013
January through March	$0.20	$0.10
April through June	$0.20	$0.10
July through September	$0.20	$0.10
October through December	$0.40	$0.20

The terms of the Credit Facility and our 7.125% senior notes limit our ability to pay dividends. See Note 14: Debt in Item 8.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on April 30, 2015, in Newport News, Virginia.

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

(4)
The S&P Aerospace & Defense Index is comprised of The Boeing Company, General Dynamics Corporation, L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., Textron, Inc. and United Technologies Corporation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015, as part of a balanced cash deployment strategy. In October 2013, our board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program to October 31, 2017. In October 2014, our board of directors authorized an increase in the stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2014 through October 31, 2014	271,559	$94.74	271,559	$342.4
November 1, 2014 through November 30, 2014	—	—	—	342.4
December 1, 2014 through December 31, 2014	—	—	—	342.4
Total	271,559	$94.71	271,559	$342.4

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 19: Stock Compensation Plans in Item 8 and Equity Compensation Plan Information in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data. The table should be read in conjunction with Item 7 and Item 8 of this Report.

	Year Ended December 31
($ in millions, except per share amounts)	2014	2013	2012	2011	2010
Sales and service revenues	$6,957	$6,820	$6,708	$6,575	$6,723
Goodwill impairment	47	—	—	290	—
Operating income (loss)	655	512	358	100	241
Net earnings (loss)	338	261	146	(100)	131
Total assets	6,269	6,225	6,392	6,069	5,270
Long-term debt (1)(2)	1,592	1,700	1,779	1,830	105
Total long-term obligations	3,592	3,312	4,341	3,838	1,637
Free cash flow (3)	551	97	170	331	168
Dividends declared per share	$1.00	$0.50	$0.10	$—	$—
Basic earnings (loss) per share (4)	$6.93	$5.25	$2.96	$(2.05)	$2.68
Diluted earnings (loss) per share (4)	$6.86	$5.18	$2.91	$(2.05)	$2.68

(1) Long-term debt does not include amounts payable to our former parent as of and before December 31, 2010, as these amounts were due upon demand and included in current liabilities.
(2) Long-term debt does not include the current portion of long-term debt as these amounts are included in current liabilities.
(3) Free cash flow is a non-GAAP financial measure and represents cash from operating activities less capital expenditures. See Liquidity and Capital Resources in Item 7 for more information on this measure.

(4) On March 30, 2011, the record date of the stock distribution associated with the spin-off from Northrop Grumman, approximately 48.8 million shares of $0.01 par value HII common stock were distributed to Northrop Grumman stockholders. This share amount was utilized for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011, and all prior periods, as no common stock of the Company existed prior to March 30, 2011, and the impact of dilutive securities in the three month period ended March 31, 2011, was not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

For more than a century, we have designed, built, overhauled and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. We conduct business primarily with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member or partner, we participate in many high-priority U.S. defense technology programs. HII is organized into three reportable segments: Ingalls, Newport News, and Other. Through our Ingalls segment, we are a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters ("NSC") for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. Our Other segment was established in the second quarter of 2014 to account for certain of our non-shipbuilding commercial activities.

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

Enactment of the Bipartisan Budget Act enabled the House and Senate Appropriations Committees to agree upon appropriations levels across the 12 Appropriations bills for fiscal year 2015, including Defense Appropriations and Homeland Security, and to subsequently pass the Consolidated and Further Continuing Appropriations Act for Fiscal Year 2015 (the "FY 2015 Act"). However, the Homeland Security Department, including the U.S. Coast Guard, remains under a fiscal year 2014 continuing resolution until February 27, 2015, in order to support consideration by the 114th Congress of fiscal year 2015 funding levels regarding immigration activities.

The FY 2015 Act specifically provided funding for procurement of CVN-79 John F. Kennedy, construction of two SSN-774 Virginia-class submarines, advance procurement for the CVN-73 USS George Washington RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, and advance procurement for LHA-7 Tripoli. The FY 2015 Act also provided $1 billion for the procurement of an additional LPD-17 San Antonio-class ship and RDT&E funding for the Ohio Replacement Program.

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

The Fiscal Year 2016 President's Budget Request was delivered in early February 2015. The ability of Congress to pass a fiscal year 2015 appropriations bill for the Homeland Security Department, as well as the impact of the continuing federal fiscal debates for fiscal year 2016 and beyond remains uncertain, and we cannot predict the impact that the sequestration cuts, other defense spending cuts, or the prospective lack of a fiscal year 2015 Homeland Security appropriations bill may have on funding for our individual programs.

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

The United States' engagement in combating terrorism around the world, coupled with the need to modernize U.S. military forces, has driven DoD funding levels since 2001. In March 2014, the DoD released its Report of the Quadrennial Defense Review ("QDR"), a legislatively-mandated review of military strategy and priorities that shapes defense funding over the ensuing four years. The QDR built upon the 2012 Defense Strategic Guidance, prioritizing three strategic pillars: defending the homeland; building security globally by projecting U.S. influence and deterring aggression; and remaining prepared to win decisively against any adversary should deterrence fail. Guided by this updated defense strategy, DoD plans to rebalance the military over the next decade and put it on a sustainable path to protect and advance U.S. interests and sustain U.S. global leadership.

We expect that DoD execution of its strategy will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its capabilities, while facing additional major budget cuts that began in 2013. While the Bipartisan Budget Act established new budget caps and provided sequestration relief for fiscal years 2014 and 2015 defense and non-defense discretionary programs, the Administration continues to consider how sequestration could impact programs for 2016 and beyond, and the outcome of that assessment could have a significant impact on future defense spending plans. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations or cash flows, including revenues, goodwill and long-lived assets.

In June 2014, the U.S. Navy released its 2015 Shipbuilding Plan, which anticipates a fleet of 306 ships comprised of 12 ballistic missile submarines, 11 nuclear-powered aircraft carriers, 48 nuclear-powered attack submarines, 88 large multi-mission surface combatants, 52 small multi-role surface combatants, 33 amphibious landing ships, 29 combat logistics force ships, and 33 support vessels. The 2015 Shipbuilding Plan also notes that the four SSGN currently in service will retire in the mid-2020s, and the U.S. Navy is exploring the possibility of inserting a quad-pack of large diameter payload tubes in Block V SSN-774 Virginia-class submarines to offset the loss of the SSGN strike capability. The 2015 Shipbuilding Plan also acknowledges that the DoD will encounter several challenges in executing the plan, particularly with regard to funding new submarines to replace the Ohio-class nuclear ballistic submarines. Significant reductions in the number of ships procured by the U.S. Navy would have a material adverse effect on our financial position, results of operations or cash flows. It is anticipated that the U.S. Navy will submit a shipbuilding plan to Congress subsequent to submission of the Fiscal Year 2016 President's Budget Request, which will provide additional details regarding the force structure.

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

The DoD continues to adjust its procurement practices, requirements criteria and source selection methodology in an ongoing effort to reduce costs, gain efficiencies and enhance program management and control. The most recent initiatives are organized into eight major areas: achieve affordable programs; achieve dominant capabilities while controlling lifecycle costs; incentivize productivity in industry and government; incentivize innovation in industry and government; eliminate unproductive processes and bureaucracy; promote effective competition; improve tradecraft in acquisition of services; and improve the professionalism of the total acquisition workforce. While the impact to our business resulting from these initiatives remains uncertain, they could have a material impact on current programs, as well as new business opportunities with the DoD. See Risks Related to Our Business in Item 1A.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Annual Report on Form 10-K is included in the Glossary of Programs.

CONTRACTS

We generate most of our revenues from long-term U.S. Government contracts for design, production and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs, including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are treated as allowable and allocable costs under the FAR and CAS regulations. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense and advertising costs.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 94%, 98% and 98% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 6%, 2% and 2% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively, were generated from firm fixed-price arrangements.

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

Revenue Recognition

Overview - Most of our revenues are derived from long-term contracts for the production of goods and services provided to the federal government, which are accounted for in conformity with GAAP for construction-type and production-type contracts and federal government contractors. We have other types of contracts, such as services or commercial arrangements, for which revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred. We classify contract revenues as product sales or service revenues depending on the predominant attributes of the relevant underlying contracts. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting method for a particular contract.

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

For the years ended December 31, 2014, 2013 and 2012, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Year Ended December 31
($ in millions)	2014	2013	2012
Gross favorable adjustments	$253	$220	$194
Gross unfavorable adjustments	(31)	(107)	(132)
Net adjustments	$222	$113	$62

For the year ended December 31, 2014, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program, the Legend-class NSC program, the LPD-17 San Antonio-class program, including delivered LPD ships, and the construction contract for CVN-78 Gerald R. Ford. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the year ended December 31, 2013, favorable cumulative catch-up adjustments were primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, risk retirement on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, and risk retirement on the Legend-class NSC program. For the same period, unfavorable cumulative catch-up adjustments were primarily related to the closing of our Gulfport facility, costs and delays on LHA-6 America associated with the remediation of mechanical issues identified during testing, as well as unfavorable performance on LPD-25 Somerset, including costs and delays associated with repairing damage caused by underwater debris during preparation for sea trials.

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

Other Considerations - Defined benefit pension and other postretirement plan ("retirement related benefit plans") benefit costs are allocated to our contracts as allowed costs based upon CAS. The CAS requirements for retirement related benefit plans costs differ from the Financial Accounting Standards ("FAS") requirements. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense recoverable under our expected future contract activity, and therefore did not defer any FAS expense for retirement related benefit plans. The difference between FAS and CAS is therefore recorded as period income or expense within general and administrative expenses. This resulted in a CAS cost in excess of FAS expense of $72 million for the year ended December 31, 2014, and FAS expense in excess of CAS cost of $61 million and $80 million for the years ended December 31, 2013 and 2012, respectively.

Purchase Accounting and Goodwill
Overview - Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill as of December 31, 2014 and 2013, was $1,026 million and $881 million, respectively.

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
November 30, 2014 Impairment Test - We performed our annual goodwill impairment testing as of November 30, 2014, and determined that goodwill at our Other segment was impaired by $47 million. The Other segment, established in the second quarter of 2014 following the acquisition of UPI, is sensitive to developments in the oil and gas industry. The goodwill impairment charge was primarily driven by the recent drop in oil prices and the resulting decrease in industry market multiples. We determined that the estimated fair value of our remaining reporting units significantly exceeded their corresponding carrying values as of November 30, 2014.

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

Asset Retirement Obligations - We record all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. Recorded amounts as of December 31, 2014 and 2013, were $22 million and $25 million, respectively, and consist primarily of obligations associated with the wind down of shipbuilding operations at our Avondale facility. See Note 2: Summary of Significant Accounting Policies in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2014, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of these facilities may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and these obligations have, therefore, not been included in our consolidated financial statements.

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

During 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") was enacted. MAP-21 included provisions for potential pension relief to plan sponsors in the form of higher interest rate assumptions that were used to determine minimum funding requirements. The relief derived from these provisions was to be phased out to lower levels over the next few years. The enactment of Highway and Transportation Funding Act (“HATFA”) in 2014 provided for the continuation of higher interest rate assumptions used to determine minimum funding requirements and extended the phase-out period. We consider the effects of legislation such as MAP-21 and HAFTA in the context of current year and future projected funded status levels in deciding on the level of contributions to make to our plans each year.

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

When PPA was enacted, it was anticipated that the amounts required to be funded would exceed government contractors' recovery of those costs under CAS. To remedy this cash flow misalignment, on December 27, 2011, the U.S. Cost Accounting Standards Board issued its final CAS Harmonization Rule ("Harmonization"). Harmonization is intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. Harmonization became effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Under Harmonization, only contracts entered into before the effective date qualify for an equitable adjustment. Price proposals for CAS covered contracts awarded on or after the effective date of February 27, 2012, reflect the effects of the rule. Harmonization affects pension costs on contracts, with initial effects beginning in 2013. Our recoverable CAS pension costs allocable to our contracts increased in 2014, and we expect recoveries to continue to increase during the phase-in period ending in 2017. Our CAS pension cost recoveries are expected to remain unaffected by the pension relief provisions offered under MAP-21 and HATFA because of the permitted method we use to determine the interest rate under Harmonization.

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

Taking into consideration the factors noted above, our weighted average discount rate for pensions was 4.34% and 5.27% as of December 31, 2014 and 2013, respectively. Our weighted average discount rate for other postretirement benefits was 4.22% and 5.03% as of December 31, 2014 and 2013, respectively.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, and is based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. While studies are helpful in understanding past and current trends and performance, the assumption is based more on longer term and prospective views to avoid short-term market influences. Historical plan asset performance alone has inherent limitations in predicting future returns. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year. Since 2013, we have used a 7.50% expected long-term rate of return assumption to record pension expense. We will continue to use this 7.50% assumption for recording 2015 FAS pension expense. We assess this assumption at least annually.

Mortality - Mortality assumptions are used to determine the retirement related benefit obligations and expense, and represent the likelihood and duration of benefit payments to plan participants based on historical and projected longevity experience. We periodically assess the reasonableness of our mortality assumptions. As of December 31, 2014, we updated our mortality assumptions to reflect our recent mortality experience and the anticipated effects of future mortality improvements. The effect of the changes in the mortality assumptions increased our December 31, 2014, pension related benefit obligations by approximately $54 million or 1%. The impact on other postretirement benefits was not material. The increase was treated as an actuarial loss and subject to amortization in future periods as described below. We anticipate reflecting updated mortality assumptions in our 2015 CAS costs. If the IRS publishes updated mortality tables for funding purposes, our pension contributions could be affected.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences from actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants, which is approximately 10 years. In 2014, the actual return on assets was approximately 10.1%, which was higher than the expected return assumption of 7.50%. For the year ended December 31, 2014, the weighted average discount rates for our pension and other postretirement benefit plans decreased by 93 and 81 basis points, respectively. These differences in asset returns and discount rates resulted in a combined net actuarial loss of approximately $644 million.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pensions:

($ in millions)	Increase (Decrease) in 2015 Expense	Increase (Decrease) in December 31, 2014 Obligations
25 basis point decrease in discount rate	$23	$221
25 basis point increase in discount rate	(22)	(208)
25 basis point decrease in expected return on assets	12
25 basis point increase in expected return on assets	(12)

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

The FAS/CAS Adjustment in 2014 was a net benefit of $72 million, compared to a net expense of $61 million in 2013. The favorable change was driven by lower FAS expense due primarily to higher discount rates and plan assets at the end of 2013, the full year effect of the 2013 postretirement benefits amendment, and the phase-in of Harmonization. The FAS/CAS Adjustment in 2013 was a net expense of $61 million, compared to a net expense of $80 million in 2012. The favorable change was driven by increased CAS cost, partially offset by increased FAS expense. The increase in FAS expense was due primarily to commencing the amortization in 2013 of the net actuarial losses incurred in 2012, partially offset by the impact of the remeasurement in 2013 of our postretirement benefit plans. Our projection of the 2015 FAS/CAS Adjustment is discussed in Consolidated Operating Results - Operating Income.

Retirement Plan Assets - Retirement plan assets are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued based on market transactions for comparable securities and various relationships between securities that are generally recognized by institutional traders. Investments in hedge funds, real estate investment funds, collective trust funds, and commingled funds are generally valued at their Net Asset Values ("NAV") or equivalent, which are based on the current fair value of the fund's underlying assets.

Management reviews independently appraised values, audited financial statements and additional pricing information to evaluate the NAV or its equivalent. For the very limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

Accumulated Other Comprehensive Income - We record in accumulated other comprehensive income unrecognized gains and losses, as well as unrecognized prior service costs and credits, arising from our retirement related plans. As disclosed in Note 18: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized losses as of December 31, 2014 and 2013 were $1,447 million and $897 million, respectively. These net deferred losses primarily originated from changes in the discount rate, differences between estimated and expected asset returns, and changes in demographic assumptions and experience. The increase in these losses in 2014 was primarily driven by a decrease in the discount rates, which accounted for $759 million, offset by $115 million of 2014 actual asset returns being greater than expected, and $52 million of amortization of previously unrecognized losses.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2014 and 2013 were $(20) million and $(28) million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The decrease in unrecognized prior service costs (credits) in 2014 primarily resulted from amortization of previously accumulated prior service costs (credits).

The amortization period for qualifying unrecognized prior service costs and credits and unrecognized gains/losses is the estimated remaining service lives of our employees, which is approximately 10 years.

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans, in addition to participating in federally administered second injury workers' compensation funds. We estimate the required liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. During the year ended December 31, 2012, we recorded $34 million in workers' compensation expense due to a lower discount rate of 1.59%. Our workers' compensation liability was discounted at 2.48% and 2.16% as of December 31, 2014 and 2013, respectively, based on future payment streams and a risk-free rate. We estimate a 100 basis points increase or decrease in the discount rate would change our workers' compensation liability by $(48) million and $58 million, respectively. The workers' compensation benefit obligation on an undiscounted basis was $846 million and $792 million as of December 31, 2014 and 2013, respectively.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for information related to accounting standards updates.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Year Ended December 31			2014 over 2013		2013 over 2012
($ in millions)	2014	2013	2012	Dollars	Percent	Dollars	Percent
Sales and service revenues	$6,957	$6,820	$6,708	$137	2%	$112	2%
Cost of product sales and service revenues	5,540	5,583	5,629	(43)	(1)%	(46)	(1)%
Income (loss) from operating investments, net	11	14	18	(3)	(21)%	(4)	(22)%
General and administrative expenses	726	739	739	(13)	(2)%	—	—%
Goodwill impairment	47	—	—	47	—%	—	—%
Operating income (loss)	655	512	358	143	28%	154	43%
Interest expense	149	118	117	31	26%	1	1%
Other income	1	—	—	1	—	—	—%
Federal and foreign income taxes	169	133	95	36	27%	38	40%
Net earnings (loss)	$338	$261	$146	$77	30%	$115	79%

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

Sales and Service Revenues

Sales and service revenues consist of the following:

	Year Ended December 31			2014 over 2013		2013 over 2012
($ in millions)	2014	2013	2012	Dollars	Percent	Dollars	Percent
Product sales	$5,712	$5,801	$5,755	$(89)	(2)%	$46	1%
Service revenues	1,245	1,019	953	226	22%	66	7%
Sales and service revenues	$6,957	$6,820	$6,708	$137	2%	$112	2%

2014 - Product sales in 2014 decreased $89 million, or 2%, from 2013. Product sales at our Ingalls segment decreased $139 million in 2014, primarily due to lower volumes in Amphibious Assault Ships, partially offset by higher volumes in the Legend-class NSC program and Surface Combatants. Newport News product sales increased $50 million in 2014, as a result of higher volumes in Submarines and Energy, partially offset by lower volumes in Aircraft Carriers.

Service revenues in 2014 increased $226 million, or 22%, from 2013. Service revenues at our Ingalls segment decreased $15 million in 2014, as a result of lower volumes in Amphibious Assault Ships and Surface Combatants services. Service revenues at our Newport News segment increased $104 million in 2014, primarily as a result of the acquisition of SN3, as well as higher volumes in Aircraft Carriers services, partially offset by lower volumes in Fleet Support services. Service revenues at our Other segment were $137 million in 2014, primarily due to the acquisition of UPI.

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

Service revenues in 2013 increased $66 million, or 7%, from 2012. Service revenues at our Ingalls segment decreased $10 million in 2013, due to lower volumes in Surface Combatants services. Service revenues at our Newport News segment increased $76 million in 2013, primarily due to higher volumes in Fleet Support and Aircraft Carrier services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2014 over 2013		2013 over 2012
($ in millions)	2014	2013	2012	Dollars	Percent	Dollars	Percent
Cost of product sales	$4,489	$4,695	$4,827	$(206)	(4)%	$(132)	(3)%
% of product sales	78.6%	80.9%	83.9%	—		—
Cost of service revenues	1,051	888	802	163	18%	86	11%
% of service revenues	84.4%	87.1%	84.2%	—		—
Income (loss) from operating investments, net	11	14	18	(3)	(21)%	(4)	(22)%
General and administrative expenses	726	739	739	(13)	(2)%	—	—%
% of total sales and service revenues	10.4%	10.8%	11.0%	—		—
Goodwill impairment	47	—	—	47	—%	—	—%
Cost of sales and service revenues	$6,302	$6,308	$6,350	$(6)	—%	$(42)	(1)%

Cost of Product Sales

2014 - Cost of product sales in 2014 decreased $206 million, or 4%, compared to 2013. Cost of product sales at our Ingalls segment decreased $236 million in 2014, primarily due to performance improvement on the LPD-17 San Antonio-class program and the lower sales volumes described above. Cost of product sales at our Newport News segment increased $30 million in 2014, primarily due to higher sales volumes described above and year-to-year variances in contract mix. Cost of product sales as a percentage of product sales declined from 80.9% in 2013 to 78.6% in 2014, primarily driven by performance improvement on the LPD-17 San Antonio-class program and risk retirement on the Legend-class NSC program.

2013 - Cost of product sales in 2013 decreased $132 million, or 3%, compared to 2012. Cost of product sales at our Ingalls segment decreased $180 million in 2013, primarily due to the impact of hurricane insurance recoveries and lower volumes in Amphibious Assault Ships, partially offset by higher volumes in the Legend-class NSC program and Surface Combatants. Cost of product sales at our Newport News segment increased $48 million in 2013, primarily due to higher volumes in Aircraft Carriers, partially offset by lower costs on the SSN-774 Virginia-class submarine program driven by performance improvement, and the absence in 2013 of the workers' compensation expense adjustment recorded in 2012. Cost of product sales as a percentage of product sales declined from 83.9% in 2012 to 80.9% in 2013, primarily due to the impact of hurricane insurance recoveries, the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as risk retirement on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the absence in 2013 of the workers' compensation expense adjustment recorded in 2012.

Cost of Service Revenues

2014 - Cost of service revenues in 2014 increased $163 million, or 18%, compared to 2013. Cost of service revenues at our Ingalls segment decreased $20 million in 2014, consistent with the volume changes described above. Cost of service revenues at our Newport News segment increased $61 million in 2014, primarily as a result of the higher volumes described above, partially offset by the impact of a change in our contract mix following the acquisition of SN3. Cost of service revenues at our Other segment were $122 million in 2014, primarily resulting from the acquisition of UPI. Cost of service revenues as a percentage of service revenues declined from 87.1% in 2013 to 84.4% in 2014, due to year-to-year variances in contract mix primarily resulting from the acquisition of SN3.

2013 - Cost of service revenues in 2013 increased $86 million, or 11%, compared to 2012. Cost of service revenues at our Ingalls segment decreased $10 million in 2013, as a result of the lower volumes described above. Cost of service revenues at our Newport News segment increased $96 million in 2013, primarily as a result of the higher volumes described above. Cost of service revenues as a percentage of service revenues increased from 84.2% in 2012 to 87.1% in 2013, primarily due to the favorable resolution in 2012 of outstanding contract changes, as well as normal year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

2014 - Income from operating investments, net decreased $3 million, or 21%, to $11 million in 2014 from $14 million in 2013. The decrease resulted from lower equity income from our Savannah River Nuclear Solutions, LLC investment.

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

2014 - General and administrative expenses in 2014 decreased $13 million, or 2%, compared to 2013. This decrease was primarily the result of a favorable change in the FAS/CAS Adjustment, partially offset by increases resulting from the amortization of Avondale restructuring costs, the inclusion of UPI and SN3, and higher state tax expense.

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

2014 - We recorded a goodwill impairment charge in 2014 of $47 million in our Other segment. See Note 12: Goodwill and Other Purchased Intangible Assets in Item 8.

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

We internally manage our operations by reference to "segment operating income," which is defined as operating income before the FAS/CAS Adjustment and deferred state income taxes, neither of which affects segment performance. Segment operating income is not a recognized measure under GAAP.  When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, total operating income or any other performance measure presented in accordance with GAAP. It is a metric that we use to evaluate our core operating performance.  We believe that segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies.

The following table reconciles segment operating income to total operating income:

	Year Ended December 31			2014 over 2013		2013 over 2012
($ in millions)	2014	2013	2012	Dollars	Percent	Dollars	Percent
Segment operating income (loss)	$585	$567	$457	$18	3%	$110	24%
FAS/CAS Adjustment	72	(61)	(80)	133	218%	19	24%
Deferred state income taxes	(2)	6	(19)	(8)	(133)%	25	132%
Total operating income (loss)	$655	$512	$358	$143	28%	$154	43%

Segment Operating Income

2014 - Segment operating income in 2014 was $585 million, compared to $567 million in 2013. The increase was primarily due to performance improvement and risk retirement on the LPD-17 San Antonio-class program and the Legend-class NSC program, as well as the unfavorable impact in the prior year of the Gulfport facility closure, partially offset by the goodwill impairment charge described above and the favorable impact in the prior year of hurricane insurance recoveries.

2013 - Segment operating income in 2013 was $567 million, compared to $457 million in 2012. The increase was primarily due to the impact of hurricane insurance recoveries, the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as risk retirement on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the absence in 2013 of the workers' compensation expense adjustment recorded in 2012, partially offset by the impact of closing our Gulfport facility and the favorable resolution in 2012 of outstanding contract changes.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Year Ended December 31			2014 over 2013		2013 over 2012
($ in millions)	2014	2013	2012	Dollars	Percent	Dollars	Percent
FAS expense	$(155)	$(257)	$(228)	$102	40%	$(29)	(13)%
CAS cost	227	196	148	31	16%	48	32%
FAS/CAS Adjustment	$72	$(61)	$(80)	$133	218%	$19	24%

2014 - The FAS/CAS Adjustment in 2014 was a net benefit of $72 million, compared to a net expense of $61 million in 2013. The favorable change was driven by lower FAS expense, due primarily to higher discount rates and plan assets at the end of 2013, the full year effect of the 2013 postretirement benefits amendment, and the phase-in of Harmonization.

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

We expect the FAS/CAS Adjustment in 2015 to be a net benefit of approximately $111 million, primarily driven by the continued phase-in of Harmonization, favorable 2014 asset returns, and a partial offset due to lower FAS discount rates. The expected FAS/CAS Adjustment is subject to update during 2015, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with final 2014 asset returns and census data and other items, such as a plan amendment that might trigger a remeasurement during 2015.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

2014 - The deferred state income tax expense in 2014 was $2 million, compared to a benefit of $6 million in 2013. This change was primarily attributable to non-recurring adjustments related to establishing a valuation allowance for a state tax loss carryforward and the true-up of 2013 deferred taxes. These increases were partially offset by changes in the timing of contract taxable income and reserves that are not currently deductible for tax purposes.

2013 - The deferred state income taxes benefit in 2013 was $6 million, compared to an expense of $19 million in 2012. This change was primarily attributable to the recognition of previously deferred tax losses on contracts, which increased 2012 deferred state tax expense. Deferred state taxes in 2013 were favorably impacted by pension related changes and increases in reserves.

Interest Expense

2014 - Interest expense in 2014 was $149 million, compared to $118 million in 2013. The increase was primarily a result of a loss on the early extinguishment of debt in the fourth quarter of 2014. See Note 14: Debt.

2013 - Interest expense remained relatively constant in 2013 at $118 million, compared to $117 million in 2012.

Federal Income Taxes

2014 - Our effective tax rate on earnings from continuing operations was 33.3% in 2014, compared to 33.8% in 2013. The decrease in our effective tax rate for 2014 was primarily attributable to an increase in the domestic manufacturing deduction, partially offset by the amount of the goodwill impairment that is not deductible for tax purposes.

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

On May 30, 2014, we completed the acquisition of UPI. We report the post-acquisition results of operations, financial position, and cash flows of UPI as part of our Other segment. On January 2, 2014, we completed the acquisition of SN3. SN3's post-acquisition results of operations, financial position, and cash flows are reported within our Newport News segment.

	Year Ended December 31			2014 over 2013		2013 over 2012
($ in millions)	2014	2013	2012	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,286	$2,441	$2,532	$(155)	(6)%	$(91)	(4)%
Newport News	4,536	4,382	4,180	154	4%	202	5%
Other	137	—	—	137	—%	—	—%
Intersegment eliminations	(2)	(3)	(4)	1	33%	1	25%
Total sales and service revenues	$6,957	$6,820	$6,708	$137	2%	$112	2%
Operating Income (Loss)
Ingalls	$229	$165	$85	$64	39%	$80	94%
Newport News	415	402	372	13	3%	30	8%
Other	(59)	—	—	(59)	—%	—	—%
Total Segment Operating Income (Loss)	585	567	457	18	3%	110	24%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	72	(61)	(80)	133	218%	19	24%
Deferred state income taxes	(2)	6	(19)	(8)	(133)%	25	132%
Total operating income (loss)	$655	$512	$358	$143	28%	$154	43%

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

Ingalls

	Year Ended December 31			2014 over 2013		2013 over 2012
($ in millions)	2014	2013	2012	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,286	$2,441	$2,532	$(155)	(6)%	$(91)	(4)%
Segment operating income (loss)	229	165	85	64	39%	80	94%
As a percentage of segment sales	10.0%	6.8%	3.4%

Sales and Service Revenues

2014 - Ingalls revenues, including intersegment sales, decreased $155 million, or 6%, in 2014 compared to 2013, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LHA-6 USS America and LPD-25 USS Somerset, partially offset by higher volumes on LHA-7 Tripoli and LPD-26 John P. Murtha. Revenues on the Legend-class NSC program increased due to higher volumes on the construction contracts of NSC-6 Munro, NSC-7 Kimball, and NSC-5 James, partially offset by lower volumes on the construction of NSC-4 Hamilton. Surface Combatants revenues increased due to higher volumes on the construction contracts of DDG-117 Paul Ignatius, DDG-119 (unnamed) and DDG-114 Ralph Johnson, partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

2013 - Ingalls revenues, including intersegment sales, decreased $91 million, or 4%, in 2013 compared to 2012, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LPD-24 USS Arlington, LPD-23 USS Anchorage, LHA-6 America, and LPD-25 Somerset, partially offset by higher volumes on LPD-27 Portland and LHA-7 Tripoli. Revenues on the Legend-class NSC program increased primarily due to higher volumes on the construction contracts of NSC-6 Munro and NSC-5 James. Surface Combatants revenues increased due to higher volumes on DDG-117 Paul Ignatius and DDG-113 John Finn, partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

Segment Operating Income

2014 - Ingalls operating income in 2014 was $229 million, compared to income of $165 million in 2013. The increase was primarily due to performance improvement and risk retirement on the LPD-17 San Antonio-class program and the Legend-class NSC program, as well as the unfavorable impact in the prior year of the Gulfport facility closure, partially offset by the favorable impact in the prior year of hurricane insurance recoveries.

2013 - Ingalls operating income in 2013 was $165 million, compared to income of $85 million in 2012. The increase was primarily due to the impact of hurricane insurance recoveries, risk retirement and higher volumes on the Legend-class NSC program, as well as the absence in 2013 of the workers' compensation expense adjustment recorded in 2012, partially offset by the impact of closing our Gulfport facility.

Newport News

	Year Ended December 31			2014 over 2013		2013 over 2012
($ in millions)	2014	2013	2012	Dollars	Percent	Dollars	Percent
Sales and service revenues	$4,536	$4,382	$4,180	$154	4%	$202	5%
Segment operating income (loss)	415	402	372	13	3%	30	8%
As a percentage of segment sales	9.1%	9.2%	8.9%

Sales and Service Revenues

2014 - Newport News revenues, including intersegment sales, increased $154 million, or 4%, in 2014 compared to 2013, primarily driven by the SN3 acquisition, as well as higher revenues in Submarines and Energy, partially offset by lower revenues in Aircraft Carriers and Fleet Support services. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block IV advance procurement and Block III construction contracts, partially offset by lower volumes on Block II boats following the delivery of SSN-783 USS Minnesota. Higher Energy revenues were primarily driven by higher commercial volumes. Aircraft Carriers revenues decreased due to lower volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction contract for CVN-78 Gerald R. Ford, partially offset by higher volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH and the inactivation contract for CVN-65 USS Enterprise. Lower revenues in Fleet Support services were primarily due to lower volumes associated with repair work on SSN-765 USS Montpelier.

2013 - Newport News revenues, including intersegment sales, increased $202 million, or 5%, in 2013 compared to 2012, primarily driven by higher revenues in Aircraft Carriers, Fleet Support services and Submarines. Higher revenues in Aircraft Carriers were primarily due to increased volumes on the execution contract for the CVN-72

USS Abraham Lincoln RCOH, the construction preparation contract for CVN-79 John F. Kennedy and the inactivation contract for CVN-65 USS Enterprise, partially offset by lower volumes on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the construction and engineering contracts for CVN-78 Gerald R. Ford. Higher revenues in Fleet Support services were primarily the result of volumes associated with repair work on SSN-765 USS Montpelier. Increased Submarines revenues were related to the SSN-774 Virginia-class submarine program, primarily driven by higher volumes on Block III boats and the advance procurement contract on Block IV boats, partially offset by lower volumes on Block II boats following the delivery of SSN-783 USS Minnesota.

Segment Operating Income

2014 - Newport News operating income in 2014 was $415 million, compared to income of $402 million in 2013. The increase was primarily related to the volume changes discussed above and higher risk retirement on the construction contract for CVN-78 Gerald R. Ford, offset by lower risk retirement on the CVN-71 USS Theodore Roosevelt RCOH.

2013 - Newport News operating income in 2013 was $402 million, compared to income of $372 million in 2012. The increase was primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement and the favorable resolution of outstanding contract changes, as well as risk retirement on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH and the absence in 2013 of the workers' compensation expense adjustment recorded in 2012, partially offset by the favorable resolution in 2012 of outstanding contract changes on the CVN-65 USS Enterprise EDSRA.

Other

Revenues at our Other segment for the year ended December 31, 2014, were $137 million, primarily due to the acquisition of UPI on May 30, 2014. Other operating loss for the year ended December 31, 2014, was $59 million, primarily due to the goodwill impairment charge of $47 million described above.

BACKLOG

Total backlog as of December 31, 2014, was approximately $21 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$5,609	$1,889	$7,498	$6,335	$2,570	$8,905
Newport News	6,158	7,709	13,867	5,495	3,638	9,133
Other	65	—	65	—	—	—
Total backlog	$11,832	$9,598	$21,430	$11,830	$6,208	$18,038

We expect approximately 28% of the $21 billion total backlog as of December 31, 2014, to be converted into sales in 2015. U.S. Government orders comprised substantially all of the backlog as of December 31, 2014 and 2013.

Awards

2014 - The value of new contract awards during the year ended December 31, 2014, was approximately $10.1 billion. Significant new awards in 2014 included contracts for Block IV of the SSN-774 Virginia-class submarine program, continued construction preparation for CVN-79 John F. Kennedy and construction of NSC-7 Kimball.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Year Ended December 31			2014 over 2013		2013 over 2012
($ in millions)	2014	2013	2012	Dollars	Percent	Dollars	Percent
Net earnings (loss)	$338	$261	$146	$77	30%	$115	79%
Depreciation and amortization	205	235	193	(30)	(13)%	42	22%
Stock-based compensation	34	44	41	(10)	(23)%	3	7%
Excess tax benefit related to stock-based compensation	(39)	(24)	—	(15)	(63)%	(24)	—%
Deferred income taxes	(22)	(28)	79	6	21%	(107)	(135)%
Retiree benefit funding less than (in excess of) expense	(4)	(86)	(43)	82	95%	(43)	(100)%
Insurance proceeds for investing purposes	—	(58)	—	58	100%	(58)	—%
Goodwill impairment	47	—	—	47	—%	—	—%
Loss on early extinguishment of debt	37	—	—	37	—%	—	—%
Trade working capital decrease (increase)	120	(108)	(84)	228	211%	(24)	(29)%
Net cash provided by (used in) operating activities	$716	$236	$332	$480	203%	$(96)	(29)%

Cash Flows

We discuss below our major operating, investing and financing activities for each of the three years in the period ended December 31, 2014, as classified on our consolidated statements of cash flows.

Operating Activities

2014 - Cash provided by operating activities was $716 million in 2014, compared to $236 million in 2013. The increase of $480 million was due primarily to decreases in accounts receivable and retirement benefit funding. In 2014, we paid net cash of $161 million for federal and state income taxes.

We expect cash generated from operations in 2015, in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt, meet contractual obligations and finance capital expenditures for at least the next 12 months.

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

Investing Activities

2014 - Cash used in investing activities was $437 million in 2014, an increase of $356 million from 2013. This increase in cash used in investing activities was driven by the acquisitions of SN3 and UPI. For 2015, we expect our capital expenditures for maintenance and sustainment, excluding discretionary projects, to be approximately 2% of annual revenues.

2013 - Cash used in investing activities was $81 million in 2013, a decrease of $81 million from 2012. This decrease was driven by proceeds from hurricane insurance recoveries and lower capital expenditures in 2013.

Financing Activities

2014 - Cash used in financing activities in 2014 was $332 million, compared to $169 million used in 2013. The increase was primarily due to an additional $66 million of debt related expenditures, $24 million of cash dividend payments, and $19 million of repurchases of common stock, in addition to $64 million in employee tax withholdings on share-based payment arrangements in 2014 compared to 2013.

2013 - Cash used in financing activities in 2013 was $169 million, compared to $28 million used in 2012. The increase was primarily due to an additional $118 million of repurchases of common stock, $22 million of debt repayments and $20 million of cash dividend payments, partially offset by $24 million of excess tax benefit related to stock-based compensation in 2013 compared to 2012.

Free Cash Flow

Free cash flow represents cash provided by (used in) operating activities less capital expenditures. Free cash flow is not a measure recognized under GAAP. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. We believe free cash flow is an important measure for our investors because it provides them insight into our current and period-to-period performance and our ability to generate cash from continuing operations. We also use free cash flow as a key operating metric in assessing the performance of our business and as a key performance measure in evaluating management performance and determining incentive compensation. Free cash flow may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2014	2013	2012
Net cash provided by (used in) operating activities	$716	$236	$332
Less:
Capital expenditures	(165)	(139)	(162)
Free cash flow	$551	$97	$170

2014 - Free cash flow increased $454 million from 2013, due primarily to decreases in accounts receivable and retirement benefit funding, partially offset by increased capital expenditures in 2014.

2013 - Free cash flow decreased $73 million from 2012, due primarily to increases in income tax payments and retirement benefit funding, partially offset by lower capital expenditures in 2013.

Retirement Related Plan Contributions

ERISA, including amendments under pension relief, defines the minimum amount that must be contributed to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the plans' funded status. If the IRS publishes updated mortality tables for funding purposes, our pension contributions could be affected. We made the following minimum and discretionary contributions to our pension and other postretirement plans in the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31
($ in millions)	2014	2013	2012
Pension plans
Qualified minimum	$—	$—	$64
Discretionary
Qualified	123	301	172
Non-qualified	3	4	3
Other benefit plans	33	38	31
Total contributions	$159	$343	$270

We made minimum and discretionary contributions to our qualified defined benefit pension plans totaling $123 million, $301 million, and $236 million in the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014 and 2013, our qualified pension plans were funded 86% and 93%, respectively, on a FAS basis. As of December 31, 2014 and 2013, these plans were considered at least 90% funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to develop respective obligations for these two different purposes. We expect our 2015 cash contributions to our qualified defined benefit pension plans to be $99 million, all of which we anticipate will be discretionary and are exclusive of CAS cost recoveries in our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

Other postretirement benefit contributions were $33 million, $38 million and $31 million in 2014, 2013 and 2012, respectively. We expect our 2015 contributions to our other postretirement benefit plans to be approximately $36 million, which are exclusive of CAS cost recoveries in our contracts. Contributions for postretirement benefits are not required to be funded in advance, and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In October 2014, our board of directors authorized an increase in our quarterly cash dividend from $0.20 to $0.40 per share. We paid cash dividends totaling $49 million ($1.00 per share) and $25 million ($0.50 per share) in the years ended December 31, 2014 and 2013, respectively.

In 2012, our board of directors authorized management to repurchase up to $150 million of our outstanding shares of common stock, prior to October 31, 2015. In October 2013, our board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program to October 31, 2017. In October 2014, our board of directors authorized an increase in the stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the years ended December 31, 2014, 2013 and 2012, we repurchased 1,407,729, 1,722,991, and 31,008 shares, respectively, at a cost of $138 million, $119 million, and $1 million, respectively.

Additional Capital - In 2011, we issued $1,200 million of senior notes (consisting of $600 million of 6.875% senior notes due in 2018 and $600 million of 7.125% senior notes due in 2021). In December 2014, we issued $600 million aggregate principal amount of 5.0% senior notes due December 15, 2021. The net proceeds from the issuance of these senior notes were used to repurchase our 6.875% senior notes due in 2018 in connection with a debt call and tender offer in 2014. Interest on our senior notes is payable semi-annually.

In 2011, we also entered into the Credit Facility with third-party lenders in an amount of $1,225 million, comprised of a $575 million term loan (due in 2016 with a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus a spread based on our leverage ratio) and a $650 million revolving credit facility (maturing in 2016 with a variable interest rate on drawn borrowings based on LIBOR plus a spread based upon our leverage ratio). As of December 31, 2014, approximately $31 million in letters of credit were issued but undrawn under the revolving credit facility, and the remaining $619 million was unutilized. In November 2013, we amended and restated our existing Credit Facility to provide more favorable pricing terms and more flexibility under the Credit Facility’s restricted payment covenants.

We made scheduled term loan payments of $79 million during the year ended December 31, 2014, using cash generated from operations.

We were in compliance with all debt-related covenants as of and during the year ended December 31, 2014. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

CONTRACTUAL OBLIGATIONS

As of December 31, 2014, our total outstanding long-term debt was $1,700 million, consisting of senior notes, amounts outstanding under the Credit Facility and third-party debt that remained outstanding subsequent to the spin-off. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

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

The following table presents our contractual obligations as of December 31, 2014, and the related estimated timing of future cash payments:

($ in millions)	Total	2015	2016 - 2017	2018 - 2019	2020 and beyond
Long-term debt	$1,700	$108	$287	$—	$1,305
Interest payments on long-term debt (1)	583	90	164	162	167
Operating leases	162	34	53	36	39
Purchase obligations (2)	2,585	1,175	662	333	415
Other long-term liabilities (3)	857	98	211	84	464
Total contractual obligations	$5,887	$1,505	$1,377	$615	$2,390

(1)	Interest payments include interest on $395 million of variable interest rate debt calculated based on interest rates as of December 31, 2014.

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

(3)
Other long-term liabilities primarily consist of total accrued workers' compensation reserves, deferred compensation and other miscellaneous liabilities, of which $221 million is the current portion of workers' compensation liabilities. It excludes obligations for uncertain tax positions of $22 million, for which the timing of the payments, if any, cannot be reasonably estimated.

The above table excludes retirement related contributions. Amounts for retirement related contributions depend on plan provisions, actuarial assumptions, actual plan asset performance, and other factors described under retirement related plans in Critical Accounting Policies, Estimates and Judgments and under Liquidity and Capital Resources.

Further details regarding long-term debt and operating leases can be found in Note 14: Debt and Note 16: Commitments and Contingencies in Item 8.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2014, $31 million in standby letters of credit were issued but undrawn and $358 million of surety bonds were outstanding.

As of December 31, 2014, we had no other significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 2: Summary of Significant Accounting Policies and Note 16: Commitments and Contingencies in Item 8.

GLOSSARY OF PROGRAMS

Included below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

Program Name	Program Description

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. CVN-72 USS Abraham Lincoln is currently undergoing RCOH and advance planning efforts for the CVN-73 USS George Washington are in process in preparation for the expected start of its RCOH in 2017.

CVN-65 USS Enterprise	Defuel and inactivate the world's first nuclear-powered aircraft carrier, which began in 2013.

CVN-78 Gerald R. Ford-class aircraft carriers
Design and construction for the Ford-class program, which is the aircraft carrier replacement program for CVN-65 USS Enterprise and CVN-68 Nimitz-class aircraft carriers. CVN-78 Gerald R. Ford, the first ship of the Ford-class, is currently under construction. CVN-79 John F. Kennedy is under contract for engineering, advance construction, and purchase of long-lead-time components and material. This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. DDG-113 John Finn and DDG-114 Ralph Johnson are currently under construction. In June 2013, we were awarded a multi-year contract for construction of five additional DDG-51 Arleigh Burke-class destroyers. The first ship of that award, DDG-117 Paul Ignatius, is currently under construction, and construction of DDG-119 Unnamed is scheduled to begin in 2015.

DDG-1000 Zumwalt-class destroyers
Design and build multi-mission surface combatants in conjunction with Bath Iron Works and construct the ships' integrated composite deckhouses, as well as portions of the ships' aft peripheral vertical launch systems. In 2012, we delivered the composite superstructure of DDG-1000 Zumwalt. In 2014, we completed construction and delivered the composite deckhouse of DDG-1001 Michael Monsoor. The delivery of the deckhouse completed our participation in this program as the Navy has decided on a steel deckhouse for the third and final ship of the class.

Energy products and services
Leverage our core competencies in nuclear operations, program management and heavy manufacturing for DoE and commercial nuclear programs. We also provide a range of services to the energy and oil and gas industries as well as government customers.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first four ships have been delivered. NSC-5 James and NSC-6 Munro are under construction, and, in 2014, we were awarded the construction contract for NSC-7 Kimball and an advance procurement contract for NSC-8 Midgett. We began construction on NSC-7 Kimball in 2015.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of December 31, 2014, we had $395 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of December 31, 2014. Based on the amounts outstanding under our Credit Facility as of December 31, 2014, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $4 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of December 31, 2014, the fair values of our outstanding foreign currency forward contracts were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Ingalls Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 19, 2015

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2014	2013	2012
Sales and service revenues
Product sales	$5,712	$5,801	$5,755
Service revenues	1,245	1,019	953
Total sales and service revenues	6,957	6,820	6,708
Cost of sales and service revenues
Cost of product sales	4,489	4,695	4,827
Cost of service revenues	1,051	888	802
Income (loss) from operating investments, net	11	14	18
General and administrative expenses	726	739	739
Goodwill impairment	47	—	—
Operating income (loss)	655	512	358
Other income (expense)
Interest expense	(149)	(118)	(117)
Other, net	1	—	—
Earnings (loss) before income taxes	507	394	241
Federal income taxes	169	133	95
Net earnings (loss)	$338	$261	$146

Basic earnings (loss) per share	$6.93	$5.25	$2.96
Weighted-average common shares outstanding	48.8	49.7	49.4

Diluted earnings (loss) per share	$6.86	$5.18	$2.91
Weighted-average diluted shares outstanding	49.3	50.4	50.1

Net earnings (loss) from above	$338	$261	$146
Other comprehensive income (loss)
Change in unamortized benefit plan costs	(558)	1,159	(605)
Other	—	4	—
Tax benefit (expense) for items of other comprehensive income	217	(458)	241
Other comprehensive income (loss), net of tax	(341)	705	(364)
Comprehensive income (loss)	$(3)	$966	$(218)

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2014	2013
Assets
Current Assets
Cash and cash equivalents	$990	$1,043
Accounts receivable, net	1,038	1,123
Inventoried costs, net	339	311
Deferred income taxes	129	170
Prepaid expenses and other current assets	50	29
Total current assets	2,546	2,676
Property, Plant, and Equipment
Land and land improvements	233	319
Buildings and leasehold improvements	1,498	1,531
Machinery and other equipment	1,240	1,235
Capitalized software costs	172	216
	3,143	3,301
Accumulated depreciation and amortization	(1,351)	(1,404)
Property, plant, and equipment, net	1,792	1,897
Other Assets
Goodwill	1,026	881
Other purchased intangibles, net	547	528
Pension plan assets	17	124
Long-term deferred tax assets	212	—
Miscellaneous other assets	129	119
Total other assets	1,931	1,652
Total assets	$6,269	$6,225

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2014	2013
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$269	$337
Accrued employees’ compensation	248	230
Current portion of long-term debt	108	79
Current portion of postretirement plan liabilities	143	139
Current portion of workers’ compensation liabilities	221	230
Advance payments and billings in excess of revenues	74	115
Other current liabilities	249	262
Total current liabilities	1,312	1,392
Long-term debt	1,592	1,700
Pension plan liabilities	939	529
Other postretirement plan liabilities	507	477
Workers’ compensation liabilities	449	419
Deferred tax liabilities	—	83
Other long-term liabilities	105	104
Total liabilities	4,904	4,704
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 51.5 million issued and 48.3 million outstanding as of December 31, 2014, and 50.5 million issued and 48.7 million outstanding as of December 31, 2013	1	1
Additional paid-in capital	1,959	1,925
Retained earnings (deficit)	525	236
Treasury stock	(258)	(120)
Accumulated other comprehensive income (loss)	(862)	(521)
Total stockholders’ equity	1,365	1,521
Total liabilities and stockholders’ equity	$6,269	$6,225

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2014	2013	2012
Operating Activities
Net earnings (loss)	$338	$261	$146
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	166	206	165
Amortization of purchased intangibles	28	20	19
Amortization of debt issuance costs	11	9	9
Stock-based compensation	34	44	41
Excess tax benefit related to stock-based compensation	(39)	(24)	—
Deferred income taxes	(22)	(28)	79
Proceeds from insurance settlement related to investing activities	—	(58)	—
Goodwill impairment	47	—	—
Loss on early extinguishment of debt	37	—	—
Change in
Accounts receivable	140	(218)	(194)
Inventoried costs	53	51	116
Prepaid expenses and other assets	7	(15)	6
Accounts payable and accruals	(86)	69	(14)
Retiree benefits	(4)	(86)	(43)
Other non-cash transactions, net	6	5	2
Net cash provided by (used in) operating activities	716	236	332
Investing Activities
Additions to property, plant, and equipment	(165)	(139)	(162)
Acquisitions of businesses, net of cash received	(272)	—	—
Proceeds from insurance settlement related to investing activities	—	58	—
Net cash provided by (used in) investing activities	(437)	(81)	(162)
Financing Activities
Proceeds from issuance of long-term debt	600	—	—
Repayment of long-term debt	(679)	(51)	(29)
Debt issuance costs	(12)	(5)	—
Tender premiums and fees related to early extinguishment of debt	(31)	—	—
Dividends paid	(49)	(25)	(5)
Repurchases of common stock	(138)	(119)	(1)
Employee taxes on certain share-based payment arrangements	(64)	—	—
Proceeds from stock option exercises	2	7	7
Excess tax benefit related to stock-based compensation	39	24	—
Net cash provided by (used in) financing activities	(332)	(169)	(28)
Change in cash and cash equivalents	(53)	(14)	142
Cash and cash equivalents, beginning of period	1,043	1,057	915
Cash and cash equivalents, end of period	$990	$1,043	$1,057
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$161	$154	$28
Cash paid for interest	$113	$109	$111
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$9	$12	$20

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 1, 2012	$—	$1,867	$(146)	$—	$(862)	$859
Net earnings (loss)	—	—	146	—	—	146
Dividends declared ($0.10 per share)	—	(5)	—	—	—	(5)
Additional paid-in capital	—	32	—	—	—	32
Other comprehensive income (loss), net of tax	—	—	—	—	(364)	(364)
Treasury stock activity	—	—	—	(1)	—	(1)
Balance as of December 31, 2012	—	1,894	—	(1)	(1,226)	667
Net earnings (loss)	—	—	261	—	—	261
Dividends declared ($0.50 per share)	—	—	(25)	—	—	(25)
Additional paid-in capital	—	31	—	—	—	31
Other comprehensive income (loss), net of tax	—	—	—	—	705	705
Common stock	1	—	—	—	—	1
Treasury stock activity	—	—	—	(119)	—	(119)
Balance as of December 31, 2013	1	1,925	236	(120)	(521)	1,521
Net earnings (loss)	—	—	338	—	—	338
Dividends declared ($1.00 per share)	—	—	(49)	—	—	(49)
Additional paid-in capital	—	34	—	—	—	34
Other comprehensive income (loss), net of tax	—	—	—	—	(341)	(341)
Treasury stock activity	—	—	—	(138)	—	(138)
Balance as of December 31, 2014	$1	$1,959	$525	$(258)	$(862)	$1,365

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

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and provision of services to the federal government, principally the U.S. Navy. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred, generally based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts that provide for deliveries of a substantial number of similar units, sales are accounted for using units of delivery as the basis to measure progress toward completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company is accounting for one of its contracts under the percentage-of-completion method based on a zero profit margin and will continue such accounting until results can be estimated more precisely. Revenues related to this contract represent less than 1% of the Company's total revenues for 2014. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified.

The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the years ended December 31, 2014, 2013 and 2012, net cumulative catch-up adjustments increased operating income by $222 million, $113 million and $62 million, respectively, and increased diluted earnings per share by $2.93, $1.46 and $0.80, respectively. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income in any of these periods.

The Company also enters into other types of contracts, such as certain services or commercial arrangements. For such contracts not associated with the design, development, manufacture, or modification of complex equipment, revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred.

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

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") efforts related to experimentation, design, development and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $18 million, $22 million and $21 million for the years ended December 31, 2014, 2013 and 2012, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

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

Environmental Costs - Environmental liabilities are accrued when the Company determines remediation costs are probable and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis and are not material. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable and, as of December 31, 2014 and 2013, did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

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

Except for long-term debt and available-for-sale securities held in trust, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple rabbi trusts established to fund certain non-qualified pension plans. These trusts consist of available-for-sale investments primarily in marketable securities. The assets are held at fair value, and a significant majority of investments held in the trusts are valued within Level 1 of the fair value hierarchy and no material amounts are valued within Level 3 of the fair value hierarchy. The rabbi trusts were valued at $45 million and $40 million as of December 31, 2014 and 2013, respectively, and are presented within miscellaneous other assets within the Consolidated Statements of Financial Position.

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
Asset Retirement Obligations - Environmental remediation and/or asset decommissioning may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and lease restoration obligations. The changes in the asset retirement obligation carrying amounts for the years ended December 31, 2014, 2013 and 2012, were as follows:

($ in millions)	Asset Retirement Obligations
Balance as of January 1, 2012	$25
Obligation relating to the future retirement of a facility	1
Revision of estimate	(3)
Accretion expense	2
Balance as of December 31, 2012	25
Obligation relating to the future retirement of a facility	—
Revision of estimate	—
Accretion expense	—
Balance as of December 31, 2013	25
Obligation relating to the future retirement of a facility	—
Revision of estimate	(2)
Accretion expense	(1)
Balance as of December 31, 2014	$22

The Company also has known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2014, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

Income Taxes - Income tax expense and other related information are based on the prevailing statutory rates for U.S. federal income taxes and the composite state income tax rate for the Company for each period presented. State and local income and franchise tax provisions that are allocable to U.S. Government contracts are included in general and administrative expenses.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. Determinations of the expected realizability of deferred tax assets and the need for any valuation allowances against these deferred tax assets were evaluated based upon the stand-alone tax attributes of the Company, and valuation allowances of $14 million and $12 million were deemed necessary as of December 31, 2014 and 2013, respectively.

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

Self-Insured Workers' Compensation Plan - The operations of the Company are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans, in addition to participating in federally administered second injury workers' compensation funds. The Company estimates the required liability of claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Related self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 2.48% and 2.16% as of December 31, 2014 and

2013, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $846 million and $792 million as of December 31, 2014 and 2013, respectively.

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

Deferred Contract Costs - Pension and other postretirement benefit costs are allocated to the Company's contracts as allowed costs based upon CAS. The CAS requirements for these retirement related benefit costs differ from FAS. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, the Company has not estimated the incremental FAS income or expense recoverable under its expected future contract activity and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2014, 2013 or 2012.

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

Related Party Transactions - In connection with the spin-off, HII entered into a Transition Services Agreement with Northrop Grumman, under which Northrop Grumman or certain of its subsidiaries provided HII at cost with certain enterprise shared services (including information technology, resource planning, financial, procurement, and human resource services), benefits support services, and other specified services. The term of the Transition Services Agreement ended on October 9, 2012. For the year ended December 31, 2012, costs incurred for these services under the Transition Services Agreement were approximately $20 million. In addition, in connection with the spin-

off, HII entered into a Tax Matters Agreement with Northrop Grumman related to taxes prior to the spin-off as described in Note 13: Income Taxes.

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

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls shipbuilding operations by winding down shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. In October 2014, the Company ceased shipbuilding construction operations at the Avondale, Louisiana facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity.

In connection with and as a result of the decision to wind down shipbuilding at the Avondale, Louisiana facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. Management's current estimate of these expenditures is $284 million. Such costs are expected to be recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with Federal Acquisition Regulation ("FAR") provisions for the treatment of restructuring and shutdown related costs. The Company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts.

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

The following table summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. As of December 31, 2014 and 2013, these costs were comprised primarily of employee severance and retention payments, as well as incentive bonuses. As of December 31, 2014 and 2013, $212 million and $180 million, respectively, of restructuring and shutdown related costs were capitalized in inventoried costs. As of December 31, 2014, $48 million of accounts receivable was related to restructuring and shutdown related costs. For the year ended December 31, 2014, the Company expensed $57 million of these costs as part of general and administrative expenses.

($ in millions)	Total
Balance as of January 1, 2012	$50
Payments	(50)
Adjustments	24
Balance as of December 31, 2012	24
Payments	(27)
Adjustments	17
Balance as of December 31, 2013	14
Payments	(15)
Adjustments	1
Balance as of December 31, 2014	$—

5. GULFPORT

On September 3, 2013, the Company announced the closure of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it completed in August 2014. In connection with this closure, the Company expects to incur total costs of approximately $57 million, consisting of approximately $52 million in accelerated depreciation of fixed assets and $5 million in personnel, facility shutdown, and other related costs. In July 2014, the Company received a letter from the Supervisor of Shipbuilding taking exception to the Company's treatment of the Gulfport closure costs. The Company disagrees with the conclusion reached by the Supervisor of Shipbuilding and is currently evaluating its future course of action. The inability to recover Gulfport closure costs could result in a material effect on the Company's consolidated financial position, results of operations or cash flows. As of December 31, 2014 and 2013, $37 million and $17 million, respectively, of accounts receivable was related to Gulfport closure costs. As of December 31, 2014, $22 million of Gulfport assets were classified as held for sale in prepaid expenses and other current assets. In January 2015, the Company and the Mississippi State Port Authority entered into a purchase agreement for the Gulfport Composite Center of Excellence. The agreement allows the Port Authority to complete a due diligence process and, if successful, could result in a sale of the property in the first quarter of 2015.

6. ACQUISITIONS

On May 30, 2014, the Company acquired, for approximately $225 million in cash, net of $5 million of cash acquired, UniversalPegasus International Holdings, Inc. ("UPI"), a provider of project management, engineering and construction management services to the oil and gas industry. The acquisition was consistent with the Company's strategy to utilize its engineering and energy related expertise to expand its position in energy infrastructure markets. In connection with this acquisition, the Company recorded $150 million of goodwill, all of which was allocated to its Other segment, primarily related to the value of UPI’s workforce, and $41 million of intangible assets related to contractual relationships and trade names. See Note 12: Goodwill and Other Purchased Intangible Assets. Adjustments to the fair value of assets acquired and liabilities assumed since the acquisition date were not material and were primarily driven by the finalization of the net working capital adjustment and refinement of fair value calculations for certain assets and liabilities. The Company has not completed the purchase price allocation due to potential adjustments upon finalization of the fair value of purchased intangible assets and certain tax assets and liabilities. The assets, liabilities, and results of operations of UPI are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On January 2, 2014, the Company acquired, for approximately $47 million in cash, net of $6 million of cash acquired, The S.M. Stoller Corporation, renamed as Stoller Newport News Nuclear, Inc. ("SN3"), a provider of environmental, nuclear, and technical consulting and engineering services to the Department of Energy, Department of Defense, and private sector. The acquisition was consistent with the Company's strategy to utilize its nuclear and energy related expertise developed through its shipbuilding activities to expand its position in the energy marketplace. In connection with this acquisition, the Company recorded $42 million of goodwill, all of which was allocated to its Newport News segment, primarily attributed to SN3’s specialized and skilled employees, and $6 million of intangible assets, primarily related to existing contract backlog and trade names. See Note 12: Goodwill and Other Purchased Intangible Assets. The assets, liabilities, and results of operations of SN3 are not material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company funded each of these acquisitions using cash on hand. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase price of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. As of December 31, 2014, the total amount of goodwill related to these acquisitions expected to be deductible for tax purposes was $90 million. Pro forma revenues and results of operations have not been provided for these acquisitions as they are not material either individually or in the aggregate.

7. STOCKHOLDERS' EQUITY

Common Stock - As of December 31, 2014, the Company had 51.5 million shares of common stock issued and 48.3 million shares of common stock outstanding. As of December 31, 2013, the Company had 50.5 million shares of common stock issued and 48.7 million shares of common stock outstanding. Changes in the Company's number of outstanding shares for the year ended December 31, 2014 resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 19: Stock Compensation Plans.

Treasury Stock - In 2012, the Company's board of directors authorized a program to repurchase up to $150 million of the Company's common stock prior to October 31, 2015, as part of a balanced cash deployment strategy. In 2013, the Company's board of directors authorized an increase in the Company's stock repurchase program from $150 million to $300 million and an extension of the term of the program to October 31, 2017. In 2014, the Company's board of directors authorized an increase in the Company's stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the years ended December 31, 2014, 2013, and 2012, the Company repurchased 1,407,729, 1,722,991, and 31,008 shares, respectively, at a cost of $138 million, $119 million, and $1 million, respectively. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In October 2013, the Company's board of directors authorized an increase in the Company's quarterly cash dividend to $0.20 per share from the $0.10 per share quarterly cash dividend the board of directors authorized in November 2012. In October 2014, the Company's board of directors authorized an increase in the Company's quarterly cash dividend to $0.40 per share from the $0.20 per share quarterly cash dividend the board of directors authorized in October 2013. The Company paid cash dividends totaling $49 million ($1.00 per share), $25 million ($0.50 per share), and $5 million ($0.10 per share) in the years ended December 31, 2014, 2013, and 2012, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of December 31, 2014 and 2013, was comprised of unamortized benefit plan costs of $864 million and $523 million, respectively, and other comprehensive income items of $2 million for each of 2014 and 2013. The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2014, 2013 and 2012, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2011	$(862)	$—	$(862)
Other comprehensive income (loss) before reclassifications	(700)	—	(700)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	5	—	5
Amortization of net actuarial loss (gain)[1]	90	—	90
Tax benefit (expense) for items of other comprehensive income	241	—	241
Net current period other comprehensive income (loss)	(364)	—	(364)
Balance as of December 31, 2012	(1,226)	—	(1,226)
Other comprehensive income (loss) before reclassifications	1,028	4	1,032
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(3)	—	(3)
Amortization of net actuarial loss (gain)[1]	134	—	134
Tax benefit (expense) for items of other comprehensive income	(456)	(2)	(458)
Net current period other comprehensive income (loss)	703	2	705
Balance as of December 31, 2013	(523)	2	(521)
Other comprehensive income (loss) before reclassifications	(603)	—	(603)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(7)	—	(7)
Amortization of net actuarial loss (gain)[1]	52	—	52
Tax benefit (expense) for items of other comprehensive income	217	—	217
Net current period other comprehensive income (loss)	(341)	—	(341)
Balance as of December 31, 2014	$(864)	$2	$(862)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 18: Employee Pension and Other Postretirement Benefits. The tax expense associated with amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, was $16 million, $46 million, and $33 million, respectively.

8. EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share was as follows:

	Year Ended December 31
(in millions, except per share amounts)	2014	2013	2012
Net earnings (loss)	$338	$261	$146

Weighted-average common shares outstanding	48.8	49.7	49.4
Net effect of dilutive stock options and awards	0.5	0.7	0.7
Dilutive weighted-average common shares outstanding	49.3	50.4	50.1

Earnings (loss) per share - basic	$6.93	$5.25	$2.96
Earnings (loss) per share - diluted	$6.86	$5.18	$2.91

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.4 million stock options and 1.1 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the year ended December 31, 2014.

The amounts presented above for the year ended December 31, 2013, exclude the impact of 0.5 million stock options, 0.3 million Restricted Stock Rights ("RSRs") and 1.0 million RPSRs under the treasury stock method. The amounts presented above for the year ended December 31, 2012, exclude the impact of 0.9 million stock options, 0.4 million RSRs, and 1.3 million RPSRs under the treasury stock method.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News and Other, consistent with how management makes operating decisions and assesses performance. The Other segment was established in the second quarter of 2014 to account for certain of the Company's non-shipbuilding commercial activities. In the first quarter of 2014, the Company realigned its segments in order to optimize its operating structure. As a result of this realignment, the Company's AMSEC and Continental Maritime of San Diego ("CMSD") businesses were transferred from the Ingalls segment to the Newport News segment. Business segment data for 2013 and 2012 reflects this realignment. None of these changes impacted the Company's previously reported consolidated financial position, results of operations or cash flows.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derives most of its revenues from the U.S. Government.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

	Year Ended December 31
($ in millions)	2014	2013	2012
Sales and Service Revenues
Ingalls	$2,286	$2,441	$2,532
Newport News	4,536	4,382	4,180
Other	137	—	—
Intersegment eliminations	(2)	(3)	(4)
Total sales and service revenues	$6,957	$6,820	$6,708
Operating Income (Loss)
Ingalls	$229	$165	$85
Newport News	415	402	372
Other	(59)	—	—
Total segment operating income (loss)	585	567	457
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	72	(61)	(80)
Deferred state income taxes	(2)	6	(19)
Total operating income (loss)	$655	$512	$358

Sales transactions between segments are generally recorded at cost.

Goodwill Impairment Charge - The operating loss at the Other segment for the year ended December 31, 2014, reflects a goodwill impairment charge of $47 million.

Other Financial Information

The following tables present, by segment, the Company's assets, capital expenditures, and depreciation and amortization.

	December 31
($ in millions)	2014	2013	2012
Assets
Ingalls	$1,452	$1,663	1,620
Newport News	3,155	3,111	3,068
Other	210	—	—
Corporate	1,452	1,451	1,704
Total assets	$6,269	$6,225	$6,392

	Year Ended December 31
($ in millions)	2014	2013	2012
Capital Expenditures
Ingalls	$53	$44	$37
Newport News	109	93	125
Other	3	—	—
Corporate	—	2	—
Total capital expenditures	$165	$139	$162

	Year Ended December 31
($ in millions)	2014	2013	2012
Depreciation and Amortization(1)
Ingalls	$81	$125	$89
Newport News	105	100	95
Other	8	—	—
Corporate	—	1	—
Total depreciation and amortization	$194	$226	$184
(1) Excluding amortization of debt issuance costs

10. ACCOUNTS RECEIVABLE, NET

Accounts receivable includes unbilled amounts, which represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Accounts receivable at December 31, 2014, are expected to be collected in 2015, except for approximately $62 million due in 2016 and $200 million due in or after 2017.

Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were composed of the following:

	December 31
($ in millions)	2014	2013
Due From U.S. Government
Amounts billed	$180	$143
Recoverable costs and accrued profit on progress completed - unbilled	766	944
	946	1,087
Due From Other Customers
Amounts billed	64	28
Recoverable costs and accrued profit on progress completed - unbilled	35	15
	99	43
Total accounts receivable	1,045	1,130
Allowances for doubtful accounts	(7)	(7)
Total accounts receivable, net	$1,038	$1,123

11. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

	December 31
($ in millions)	2014	2013
Production costs of contracts in process	$248	$218
General and administrative expenses	—	2
	248	220
Progress payments received	—	—
	248	220
Raw material inventory	91	91
Total inventoried costs, net	$339	$311

12. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value. Reporting units are aligned with the Company's businesses. The Company’s testing approach utilizes a combination of discounted cash flow analysis and comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values.

After conducting its 2014 test, the Company determined that goodwill at its Other segment was impaired by $47 million. The Other segment, established in the second quarter of 2014 following the acquisition of UPI, is sensitive to developments in the oil and gas industry. The goodwill impairment charge was primarily driven by the recent drop in oil prices and the resulting decrease in industry market multiples. The Company determined that the estimated fair value of its remaining reporting units exceeded their corresponding carrying values as of November 30, 2014.

The Company determined that the estimated fair value of each reporting unit exceeded its corresponding carrying value as of November 30, 2013 and 2012.

Accumulated goodwill impairment losses as of December 31, 2014 and 2013, were $2,802 million and $2,755 million, respectively. The accumulated goodwill impairment losses for Ingalls as of both December 31, 2014, and 2013, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of both December 31, 2014, and 2013, were $1,187 million. The accumulated goodwill impairment losses for the Other segment as of December 31, 2014, were $47 million.

For the year ended December 31, 2014, the Company recorded $42 million of goodwill related to its acquisition of SN3 and $150 million of goodwill related to its acquisition of UPI.

For the years ended December 31, 2014 and 2013, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Other	Total
Balance as of January 1, 2013	$175	$706	$—	$881
Balance as of December 31, 2013	175	706	—	881
Acquisitions	—	42	150	192
Goodwill impairment	—	—	(47)	(47)
Balance as of December 31, 2014	$175	$748	$103	$1,026

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

Purchased Intangible Assets

In connection with the UPI purchase, the Company recorded $41 million of intangible assets pertaining to existing contracts, trademarks and trade names to be amortized using the pattern of benefits method over a weighted-average life of 11 years. In connection with the SN3 purchase, the Company recorded $6 million of intangible assets pertaining to existing contract backlog, trademarks and trade names to be amortized using the pattern of benefits method over a weighted-average life of five years.

The following table summarizes the Company's aggregate purchased intangible assets, which are primarily program related intangible assets.

	December 31
($ in millions)	2014	2013
Gross carrying amount	$986	$939
Accumulated amortization	(439)	(411)
Net carrying amount	$547	$528

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangibles, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense for the years ended December 31, 2014, 2013 and 2012, was $28 million, $20 million and $19 million, respectively.

The Company expects amortization for purchased intangible assets of $26 million in 2015, $25 million in each of 2016 and 2017, and $24 million in each of 2018 and 2019.

13. INCOME TAXES

The Company's earnings are principally domestic and its effective tax rate on earnings from operations for the year ended December 31, 2014, was 33.3%, compared with 33.8% and 39.4% for 2013 and 2012, respectively.

For the year ended December 31, 2014, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction, partially offset by the amount of the goodwill impairment that is not amortizable for tax purposes. For the year ended December 31, 2013, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and enactment of the American Taxpayer Relief Act in January 2013, which retroactively extended the research and development tax credit through the end of 2013. The Company's effective tax rate for the year ended December 31, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011. For the year ended December 31, 2012, the Company's effective tax rate differed from the federal statutory tax rate primarily as a result of an $8 million non-cash tax adjustment arising under the Tax Matters Agreement with Northrop Grumman.

Deferred state income taxes reflect the change in deferred state assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman that governs the respective rights, responsibilities, and obligations of Northrop Grumman and the Company with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local, and foreign income taxes, other taxes, and related tax returns. The Company is severally liable with Northrop Grumman for its income taxes for periods before the spin-off. HII is obligated to indemnify Northrop Grumman for tax adjustments that increase the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative reduction in HII's taxable income for periods after the spin-off. Northrop Grumman is obligated to indemnify HII for tax adjustments that decrease the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative increase in HII's taxable income for periods after the spin-off. These payment obligations only apply once the aggregate tax liability related to tax adjustments exceeds $5 million. Once the aggregate amount is exceeded, only the amount in excess of $5 million is ultimately required to be paid. In 2014, 2013, and 2012, HII incurred non-cash federal and state tax adjustments for items governed by the Tax Matters Agreement. The federal tax expense (benefit) adjustment is reported as a component of the tax expense, while the state tax expense (benefit) adjustment is treated as an allowable cost in the applicable period under the terms of the Company's existing contracts and is included in general and administrative expenses.

Federal income tax expense for the years ended December 31, 2014, 2013 and 2012, consisted of the following:

	Year Ended December 31
($ in millions)	2014	2013	2012
Income Taxes on Operations
Federal income taxes currently payable	$191	$150	$49
Change in deferred federal income taxes	(22)	(17)	46
Total federal income taxes	$169	$133	$95

Income tax expense differed from the amount based on the statutory federal income tax rate applied to earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2014	2013	2012
Income tax expense (benefit) on operations at statutory rate	$178	$138	$84
Goodwill impairment	6	—	—
Manufacturing deduction	(9)	(7)	(3)
Research tax credit	—	(2)	—
Tax Matters Agreement adjustment	—	—	8
Other, Net	(6)	4	6
Total federal income taxes	$169	$133	$95

Unrecognized Tax Benefits - Unrecognized tax benefits represent the gross value of the Company's uncertain tax positions that have not been reflected in the consolidated statements of operations. If the income tax benefits from federal tax positions are ultimately realized, such realization would affect the Company's income tax expense, whereas the realization of state tax benefits would be recorded in general and administrative expenses. The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2014, 2013 and 2012 are summarized in the following table:

	December 31
($ in millions)	2014	2013	2012
Unrecognized tax benefits at beginning of the year	$11	$19	$6
Additions based on tax positions related to the current year	5	5	7
Additions based on tax positions of prior years	3	1	19
Current year acquisitions	4	—	—
Reductions based on tax positions of prior years	—	(14)	(12)
Settlements	—	—	(1)
Statute of limitation expirations	(4)	—	—
Net change in unrecognized tax benefits	8	(8)	13
Unrecognized tax benefits at end of the year	$19	$11	$19

As of December 31, 2014 and 2013, the estimated amount of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $19 million and $11 million, respectively. Assuming sustainment of these positions, as of December 31, 2014 and 2013, the reversal of $11 million and $5 million, respectively, of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods. Accrued interest and penalties with respect to unrecognized tax benefits were $3 million as of December 31, 2014 and 2013.

During 2013, the Company recorded a reduction of $14 million related to a change approved by the IRS for the allocation of interest costs to long term construction contracts at Ingalls. This change was made on a prospective basis only and does not impact the tax returns filed for years prior to 2013.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States	2007	-	2013
California	2007	-	2013
Louisiana	2011	-	2013
Mississippi	2011	-	2013
Virginia	2011	-	2013

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes that it is reasonably possible that during the next 12 months the Company's liability for uncertain tax positions may decrease by approximately $2 million.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The IRS is currently conducting an examination of Northrop Grumman's consolidated tax returns, of which HII was part, for the years 2007 through the spin-off. During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. The Company is part of the IRS Compliance Assurance Process program for the 2014 and 2015 tax years. Open tax years related to state jurisdictions remain subject to examination. As of March 31, 2011, the date of the spin-off, the Company's liability for uncertain tax positions was approximately $4 million, net of federal benefit, which related solely to state income tax positions. Under the terms of the Separation Agreement, Northrop Grumman is obligated to reimburse HII for any settlement liabilities paid by

HII to any government authority for tax periods prior to the spin-off, which include state income taxes. Accordingly, the Company recorded in other assets a reimbursement receivable of approximately $4 million, net of federal benefit, related to uncertain tax positions for state income taxes as of the date of the spin-off. In 2014, the statute of limitations expired for the $4 million liability related to state uncertain tax positions as of the spin-off date. Accordingly, the $4 million liability and the associated reimbursement receivable were written off.

On September 13, 2013, the Treasury Department and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of amounts paid to acquire, produce, improve, or dispose of tangible personal property. These regulations are generally effective for tax years beginning on or after January 1, 2014. The application of these regulations did not have a material impact on our consolidated financial statements.

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

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred federal and state tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2014	2013
Deferred Tax Assets
Retirement benefits	$592	$366
Workers' compensation	256	248
Reserves not currently deductible for tax purposes	9	36
Stock-based compensation	14	20
Net operating losses and tax credit carry-forwards	20	—
Other	9	16
Gross deferred tax assets	900	686
Less valuation allowance	14	12
Net deferred tax assets	886	674
Deferred Tax Liabilities
Depreciation and amortization	297	337
Contract accounting differences	53	45
Purchased intangibles	195	205
Gross deferred tax liabilities	545	587
Total net deferred tax assets	$341	$87

As of December 31, 2014, the Company had gross state income tax credit carry-forwards of approximately $23 million, which expire from 2015 through 2017. A deferred tax asset of approximately $15 million (net of federal benefit) has been established related to these state income tax credit carry-forwards, with a valuation allowance of $12 million against such deferred tax asset as of December 31, 2014. Further, the Company had a gross state net operating loss carry-forward of $40 million that expires in 2022. A deferred tax asset of approximately $2 million (net of federal benefit) has been established for the net operating loss carry-forward, with a full valuation allowance as of December 31, 2014. Further, the Company had a federal net operating loss carry-forward of $11 million from the UPI acquisition of which $7 million expires in 2033 and $4 million expires in 2034.

Net deferred tax assets (liabilities) as presented in the consolidated statements of financial position were as follows:

	December 31
($ in millions)	2014	2013
Net current deferred tax assets	$129	$170
Net non-current deferred tax assets	212	—
Net non-current deferred tax liabilities	—	(83)
Total net deferred tax assets	$341	$87

14. DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2014	2013
Term loan due March 30, 2016	$395	$474
Senior notes due March 15, 2018, 6.875%	—	600
Senior notes due March 15, 2021, 7.125%	600	600
Senior notes due December 15, 2021, 5.000%	600	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,700	1,779
Less current portion	108	79
Long-term debt, net of current portion	$1,592	$1,700

Credit Facility - In March 2011, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million, and a swingline loan subfacility of $100 million. In November 2013, the Company amended and restated its existing Credit Facility to provide more favorable pricing terms and more flexibility under the Credit Facility’s restricted payment covenants. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. As of December 31, 2014, the spread was 1.5% and may vary between 1.5% and 2.5%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. As of December 31, 2014, this fee rate was 0.25% and may vary between 0.25% and 0.45%. As of December 31, 2014, approximately $31 million in letters of credit were issued but undrawn, and the remaining $619 million of the revolving credit facility was unutilized.

The term loan facility requires principal payments in three-month intervals from the funding date. Payments were made in aggregate amounts equal to 5% during each of the first year and the second year, 10% during the third year, and are expected to be made in aggregate amounts equal to 15% during the fourth year and 65% during the fifth year, of which 5% is payable on each of the first three quarterly payment dates during such year, and the balance is payable on the term maturity date.

Each of the Company's existing and future domestic 100% owned subsidiaries, except for those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

The terms of the Credit Facility limit the Company's ability and the ability of certain of HII's subsidiaries to: incur additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into sale and leaseback transactions, make investments or certain other restricted payments, sell assets, enter into transactions with stockholders or affiliates and effect a consolidation or merger. As of December 31, 2014, the Company was limited to a total of $74 million for additional dividend payments and stock repurchases. The terms of the Credit Facility provide for periodic increases to these limits.

Senior Notes - In March 2011, the Company issued $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021, in a private offering, at par, under an indenture dated March 11, 2011, between HII and The Bank of New York Mellon, as trustee. Pursuant to the terms of the registration rights agreement entered into in connection with the issuance of these senior notes, the Company completed on February 3, 2012, an exchange of $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021, that are registered under the Securities Act of 1933, as amended, for all of the then outstanding unregistered senior notes. On December 2, 2014, the Company issued $600 million aggregate principal amount of 5.000% senior notes due December 15, 2021. The net proceeds from the issuance of these senior notes were used to repurchase the Company's 6.875% senior notes due March 15, 2018 in connection with the 2014 debt call and tender offers described below. Interest on the Company's senior notes is payable semi-annually.

The terms of the 7.125% senior notes limit the Company's ability and the ability of certain of its subsidiaries to: incur additional indebtedness, create liens, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, enter into transactions with stockholders or affiliates and effect a consolidation or merger. The terms of the 5.000% senior notes limit the Company’s ability and the ability of certain of its subsidiaries to: create liens, enter into sale and leaseback transactions, sell assets, and effect a consolidation or merger.

Performance of the Company's obligations under the senior notes, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future domestic subsidiaries that guarantees debt under the Credit Facility (the "Subsidiary Guarantors"). The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII. There are no significant restrictions on the ability of HII or any Subsidiary Guarantor to obtain funds from their respective subsidiaries by dividend or loan.

Debt Call and Tender Offer - During the fourth quarter of 2014, the Company completed a debt call and tender offer to purchase for cash an aggregate principal amount of $600 million of its 6.875% senior notes due March 15, 2018. Details of the debt call and tender offer and the associated loss on early extinguishment of debt were as follows:

December 31
($ in millions)	2014
Debt call and tender premiums and fees	$31
Write-off of unamortized debt issuance costs	6
Total loss on early extinguishment of debt	$37

Mississippi Economic Development Revenue Bonds - As of December 31, 2014 and 2013, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of December 31, 2014 and 2013, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds ("GO Zone IRBs") issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028. In accordance with the terms of the bonds, the proceeds have been used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the year ended December 31, 2014.

The estimated fair value of the Company's total long-term debt, including current portions, at December 31, 2014 and December 31, 2013, was $1,779 million and $1,897 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms, and maturities, which fall within Level 2 under the fair value hierarchy.

The aggregate amounts of principal payments due on long-term debt for each of the next five years and thereafter are:

($ in millions)
2015	$108
2016	287
2017	—
2018	—
2019	—
Thereafter	1,305
Total long-term debt	$1,700

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
U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory, treble, or other damages. U.S. Government regulations provide that certain findings against a contractor may also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Any suspension or debarment would have a material effect on the Company because of its reliance on government contracts.

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

Other Litigation - The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the “Republic”) since 2002 over a contract for the repair, refurbishment and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, the Company filed an arbitral statement of claim asserting breaches of the contract and $173 million in damages plus substantial interest and litigation expenses. In July 2014, the Republic filed in the arbitration a statement of defense denying all the Company’s allegations and a counterclaim alleging late redelivery of the frigates, unfinished work and breach of warranty and asserting damages of $61 million plus interest. An arbitration hearing was held in January 2015. No assurances can be provided regarding the ultimate outcome of this matter.

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

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2014, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of December 31, 2014, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2014, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2014, the Company had $31 million in standby letters of credit issued but undrawn, as indicated in Note 14: Debt, and $358 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's 38,000 employees, approximately 50% are covered by a total of 11 collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in July 2017, August 2018 and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DOE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018. Craft employees at the Company's Waggaman, Louisiana location are covered by a collective bargaining agreement that will expire in June 2019. Approximately 90 craft employees of SN3 are represented under two collective bargaining agreements, which expire in February 2015 and September 2017, or under a DOE site agreement for those working at the Hanford, Washington site.

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

Operating Leases - Rental expense for operating leases for the years ended December 31, 2014, 2013 and 2012, was $53 million, $46 million and $45 million, respectively. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancellable operating leases for each of the years 2015 through 2019 and thereafter are:

($ in millions)
2015	$34
2016	30
2017	23
2018	20
2019	16
Thereafter	39
Total	$162

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

The Company sponsors 401(k) defined contribution plans in which most employees, including certain union employees, are eligible to participate. Company contributions for most defined contribution plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution benefit formula, non-union represented employees hired after June 30, 2008, are eligible to participate in a defined contribution program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution plans for the years ended December 31, 2014, 2013 and 2012, were $70 million, $61 million and $56 million, respectively.

The Company provides supplemental pension plans for certain officers. The related liability was $142 million and $104 million as of December 31, 2014 and 2013, respectively. Certain of these plans are funded through rabbi trusts.

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

The measurement date for all of the Company's retirement plans is December 31. The cost of the Company's defined benefit plans and other postretirement plans for the years ended December 31, 2014, 2013 and 2012, was as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$136	$147	$133	$13	$21	$15
Interest cost	253	215	212	30	33	40
Expected return on plan assets	(322)	(289)	(267)	—	—	—
Amortization of prior service cost (credit)	19	18	12	(26)	(21)	(7)
Amortization of net actuarial loss (gain)	52	118	77	—	16	13
Curtailments	—	(1)	—	—	—	—
Net periodic benefit cost	$138	$208	$167	$17	$49	$61

The funded status of the Company's plans as of December 31, 2014 and 2013, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,730	$5,061	$616	$965
Service cost	136	147	13	21
Interest cost	253	215	30	33
Plan participants' contributions	26	9	7	18
Plan amendments	—	66	—	(145)
Actuarial loss (gain)	714	(600)	24	(220)
Benefits paid	(168)	(154)	(40)	(59)
Curtailments	(20)	(14)	—	—
Medicare Part D subsidy	—	—	—	3
Benefit obligation at end of year	5,671	4,730	650	616
Change in Plan Assets
Fair value of plan assets at beginning of year	4,310	3,745	—	—
Gain on plan assets	437	405	—	—
Employer contributions	126	305	33	38
Plan participants' contributions	26	9	7	18
Benefits paid	(168)	(154)	(40)	(59)
Medicare Part D subsidy	—	—	—	3
Fair value of plan assets at end of year	4,731	4,310	—	—
Funded status	$(940)	$(420)	$(650)	$(616)

Amounts Recognized in the Consolidated Statements of Financial Position:
Pension plan assets	$17	$124	$—	$—
Current liability (1)	(18)	(15)	(143)	(139)
Non-current liability (2)	(939)	(529)	(507)	(477)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	105	124	(125)	(152)
Net actuarial loss (gain)	1,374	847	73	50

(1)	Included in other current liabilities and current portion of postretirement plan liabilities, respectively.

(2)	Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $5,529 million, $5,124 million, and $4,731 million, respectively, as of December 31, 2014, and $4,626 million, $4,202 million, and $4,310 million, respectively, as of December 31, 2013. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $4,394 million and $3,438 million, respectively, as of December 31, 2014, and $3,633 million and $3,088 million, respectively, as of December 31, 2013.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $3,981 million and $3,438 million, respectively, as of December 31, 2014, and $1,581 million and $1,444 million, respectively, as of December 31, 2013. The ABO for all pension plans was $5,244 million and $4,294 million as of December 31, 2014 and 2013, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) are as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2014	2013	2012	2014	2013	2012
Prior service cost (credit)	$—	$(66)	$—	$—	$145	$11
Amortization of prior service cost (credit)	19	18	12	(26)	(21)	(7)
Net actuarial loss (gain)	(599)	716	(599)	(24)	220	(118)
Amortization of net actuarial loss (gain)	52	118	77	—	16	13
Other	20	12	7	—	1	(1)
Total changes in accumulated other comprehensive income (loss)	$(508)	$798	$(503)	$(50)	$361	$(102)

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2014, expected to be recognized as components of net periodic expense in 2015 are as follows:

($ in millions)	Pension Benefits	Other Benefits
Prior service cost (credit)	$19	$(20)
Net loss	86	3
Total	$105	$(17)

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections, including the effect of health care reform, on December 31, 2014, the Company selected an expected initial health care cost trend rate of 7.00% and an ultimate health care cost trend rate of 5.00% to be reached in 2023. On December 31, 2013, the Company assumed an expected initial health care cost trend rate of 7.33% and an ultimate health care cost trend rate of 5.00% to be reached in 2022.

The weighted average assumptions used to determine the net periodic benefit costs were as follows:

	Pension Benefits
($ in millions)	2014	2013	2012
Assumptions Used to Determine Benefit Cost for the Year Ended December 31:
Discount rate	5.27%	4.27%	5.23%
Expected long-term rate on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	3.69%	3.66%	3.64%

	Other Benefits
($ in millions)	2014	2013	2012
Assumptions Used to Determine Benefit Cost for the Year Ended December 31:
Discount rate	5.03%	4.02%	4.94%
Initial health care cost trend rate assumed for next year	7.33%	7.67%	8.00%
Gradually declining to a rate of	5.00%	5.00%	5.00%
Year in which the rate reaches the ultimate rate	2022	2021	2018

The weighted average assumptions used to determine the benefit obligations were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2014	2013	2014	2013
Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	4.34%	5.27%	4.22%	5.03%
Rate of compensation increase	3.64%	3.69%
Initial health care cost trend rate assumed for next year			7.00%	7.33%
Gradually declining to a rate of			5.00%	5.00%
Year in which the rate reaches the ultimate rate			2023	2022

A one percent change in the assumed health care cost trend rates would have the following effects on 2014 results:

	1 Percentage Point
($ in millions)	Increase	Decrease
Effect on postretirement benefit expense	$3	$(2)
Effect on postretirement benefit obligations	28	(27)

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief, defines the minimum amount that must be contributed to the Company's qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the plans' funded status. If the IRS publishes updated mortality tables for funding purposes, the Company’s pension contributions could be affected. The Company made the following minimum and discretionary contributions to its pension and other postretirement plans in the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31
($ in millions)	2014	2013	2012
Pension plans
Qualified minimum	$—	$—	$64
Discretionary
Qualified	123	301	172
Non-qualified	3	4	3
Other benefit plans	33	38	31
Total contributions	$159	$343	$270

For the year ending December 31, 2015, the Company expects its cash contributions to its qualified defined benefit pension plans to be $99 million, all of which will be discretionary. For the year ending December 31, 2015, the Company expects its cash contributions to its postretirement benefit pension plans to be approximately $36 million.

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

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations as of December 31, 2014. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2015	$181	$36	$—
2016	197	38	—
2017	214	40	—
2018	232	42	—
2019	251	44	—
Years 2020 to 2024	$1,563	$243	$2

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The plans' Investment Committee has set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2014, as follows:

	Range
U.S. equities	20	-	42%
International equities	15	-	33%
Fixed income securities	25	-	50%
Alternative investments	5	-	15%

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

Investments in collective trust and commingled funds are estimated at fair value, which primarily utilizes Net Asset Values ("NAV") or the equivalent, which are based on the assets and liabilities of the underlying investments, as reported by the investment manager. The underlying investments are valued based on observable inputs. Accordingly, collective trust and commingled funds are categorized as Level 2.

Investments in hedge funds generally do not have readily available market quotations and are estimated at fair value, which primarily utilizes NAV or the equivalent, as a practical expedient, as reported by the investment manager. Hedge funds usually have restrictions on redemptions that might affect the ability to sell the investment at NAV or its equivalent in the short term, and redemption might lag by up to 12 months. Accordingly, these investments are typically classified as Level 3.

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

The fair value of the Company's retirement plan assets by asset category and by valuation hierarchy Level as described in Note 2: Summary of Significant Accounting Policies were as follows:

	December 31, 2014
($ in millions)	Total	Level 1	Level 2	Level 3
Asset Category
Equity
U.S. equities (1)	$1,423	$467	$956	$—
International equities (1)	1,082	599	483	—
Fixed Income
U.S. government	237	—	237	—
U.S. agency	174	—	174	—
Non-U.S. government	88	—	88	—
Investment grade (2)	1,041	—	1,041	—
Asset backed	52	—	52	—
Non-investment grade (3)	45	—	45	—
Cash and cash equivalents (4)	42	5	37	—
Hedge funds	298	—	—	298
Real estate fund	247	—	—	247
Other (5)	2	—	2	—
Total assets at fair value	$4,731	$1,071	$3,115	$545

(1)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in separately managed accounts or commingled trust funds.

(2)	Investment grade fixed income securities include corporate bonds rated Baa3/BBB- or higher by one or more rating agencies.

(3)	Non-investment grade fixed income securities include corporate bonds consistently rated below Baa3/BBB- by one or more rating agencies and a high yield commingled fund.

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

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The net fair market value of the master trust's derivatives through direct or separate account investments was less than $1 million and $4 million as of December 31, 2014 and 2013, respectively.

The following tables summarize the changes in Level 3 retirement plan assets measured at fair value for the years ended December 31, 2014 and 2013.

		Return on plan assets
		Attributable to Assets Held at December 31, 2014
	Fair Value at December 31, 2013		Attributable to Assets Sold			Transfers		Fair Value at December 31, 2014
						Into	(Out) of
($ in millions)				Purchases	Sales	Level 3	Level 3
Asset Category:
Hedge funds	$257	$19	$—	$22	$—	$—	$—	$298
Real estate fund	188	24	—	35	—	—	—	247
Total Level 3 fair value	$445	$43	$—	$57	$—	$—	$—	$545

		Return on plan assets
		Attributable to Assets Held at December 31, 2013
	Fair Value at December 31, 2012		Attributable to Assets Sold			Transfers		Fair Value at December 31, 2013
						Into	(Out) of
($ in millions)				Purchases	Sales	Level 3	Level 3
Asset Category:
Hedge funds	$181	$16	$—	$60	$—	$—	$—	$257
Real estate fund	162	26	—	—	—	—	—	188
Total Level 3 fair value	$343	$42	$—	$60	$—	$—	$—	$445

19. STOCK COMPENSATION PLANS

As of December 31, 2014, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan") and the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan").

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

The 2012 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant. Stock awards, in the form of RPSRs and RSRs, are granted to key employees and members of the board of directors without payment to the Company. The fair value of the performance-based stock awards is determined based on the closing market price of HII's common stock on the grant date. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance and/or service criteria. The 2012 Plan authorized (i) 3.4 million new shares; plus (ii) any shares subject to outstanding awards under the 2011 Plan that are subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2011 Plan that are subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2014, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2012 Plan was 4.1 million.

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

The Company issued the following awards in the years ended December 31, 2014, 2013 and 2012:

Restricted Performance Stock Rights - For the year ended December 31, 2014, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $98.22. These rights are subject to cliff vesting on December 31, 2016. For the year ended December 31, 2013, the Company granted approximately 0.4 million RPSRs at a weighted average share price of $44.67. These rights are subject to cliff vesting on December 31, 2015. For the year ended December 31, 2012, the Company granted approximately 0.6 million RPSRs at a weighted average share price of $34.71. These rights were fully vested as of December 31, 2014. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grant are expected to ultimately vest.

Restricted Stock Rights - Retention stock awards are granted to key employees to ensure business continuity. In 2014, the Company granted approximately 12,000 restricted stock rights at a weighted average share price of $101.21, with cliff vesting three years from the grant date. As of December 31, 2014, approximately 11,000 of these restricted stock rights were outstanding. In connection with the spin-off, retention stock awards were granted to key employees to ensure a successful transition and business continuity. On March 31, 2011, the Company granted 0.7 million RSRs at a share price of $41.50, with cliff vesting three years from the grant date. As of December 31, 2013, 0.6 million of these RSRs were outstanding, and they were settled on April 3, 2014.

For the year ended December 31, 2014, 1.5 million stock awards vested, of which approximately 0.6 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2013, 0.9 million stock awards vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2012, 0.9 million stock awards vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

Stock Rights - The Company granted stock rights to its non-employee directors on a quarterly basis in 2014, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director owns shares of the Company’s common stock equal to at least five times the director’s annual cash retainer, the non-employee director may elect under the terms of the Directors’ Compensation Policy and Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service. The common stock or stock units are fully vested on the date of grant.

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

The stock award activity for the years ended December 31, 2014, 2013 and 2012, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	2,090	$39.69	1.8 years
Granted	581	36.04
Adjustment due to performance	164	37.25
Vested	(881)	37.27
Forfeited	(53)	40.01
Outstanding at December 31, 2012	1,901	39.92	1.4 years
Granted	456	46.51
Adjustment due to performance	315	41.41
Vested	(931)	41.41
Forfeited	(68)	40.23
Outstanding at December 31, 2013	1,673	40.92	1.0 year
Granted	246	98.33
Adjustment due to performance	918	41.45
Vested	(1,510)	41.45
Forfeited	(16)	45.19
Outstanding at December 31, 2014	1,311	$51.23	0.7 years

Vested awards include stock awards that fully vest during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2014 and 2013 are based on two metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension weighted at 50% and pension-adjusted return on invested capital weighted at 50%. The performance goals for outstanding RPSRs granted in 2012 are based on two metrics as defined in the grant agreements: cumulative operating margin weighted at 50% and cumulative free cash flow weighted at 50%.

Stock Options

Effect of the Spin-Off - Prior to the spin-off, HII's current and former employees received options under Northrop Grumman's stock-based award plans (the "Northrop Grumman Plan"). As of the date of the spin-off, the options under the Northrop Grumman Plan were converted to options under the 2011 Plan. The conversion was effected so that the outstanding options held by the Company's current and former employees on the distribution date were adjusted to reflect the value of the distribution, such that the intrinsic value of the options was not diluted at the time of, and due to, the separation. This was achieved using the conversion rate included in the spin-off agreement. Unless otherwise stated, share amounts and share prices detailed below were retroactively adjusted to reflect the impact of the conversion. The Company measured the fair value of the options immediately before and after the conversion, and there was no incremental compensation expense associated with the conversion.

The following is a description of the Northrop Grumman Plan options, which were converted into options under the 2011 Plan.

Converted Stock Options - As of the date of the spin-off, outstanding options held by HII's current and former employees under the Northrop Grumman Plan were converted to options of HII under the 2011 Plan. Based on the conversion factor of 1.65, included in the spin-off agreement, approximately 1.0 million options in the Northrop Grumman Plan were converted into approximately 1.6 million options under the 2011 Plan, approximately 1.4 million of which were fully vested at the time of conversion. Outstanding stock options granted prior to 2008 generally vested in 25% increments over four years from the grant date and expire ten years after the grant date. Stock options granted in 2008 and later vested in 33% increments over three years from the grant date and expire seven years after the grant date. The cumulative intrinsic value of the options at conversion was maintained in the conversion, and totaled $15 million at March 31, 2011.

Compensation expense for the outstanding converted stock options was determined at the time of grant by Northrop Grumman. No options were granted during the years ended December 31, 2014, 2013 and 2012. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the options. The fair value of each of the stock option awards was estimated on the date of grant using a Black-Scholes option pricing model.

The stock option activity for the years ended December 31, 2014, 2013 and 2012, was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2011	1,583	$33.27	2.9 years	$(3)
Exercised	(405)	33.04
Canceled and Forfeited	(12)	34.01
Outstanding at December 31, 2012	1,166	34.67	2.6 years	12
Exercised	(346)	29.66
Canceled and Forfeited	(1)	28.51
Outstanding at December 31, 2013	819	35.01	2.1 years	45
Exercised	(174)	31.11
Canceled and Forfeited	(1)	31.76
Outstanding at December 31, 2014	644	$36.06	1.4 years	$49
Vested at December 31, 2014	644	$36.06	1.4 years	$49

The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $12 million, $11 million and $3 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or at period end for outstanding options, less the applicable exercise price. The Company issued new shares to satisfy exercised options.

Compensation Expense

The Company recorded $34 million, $44 million and $41 million of expense related to stock-based compensation for the years ended December 31, 2014, 2013 and 2012, respectively, of which $34 million, $44 million and $40 million, respectively, related to stock awards and $1 million for the year ended December 31, 2012, related to stock options. The Company recorded $13 million, $17 million and $16 million as a tax benefit related to stock-based compensation for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company recognized tax benefits for the years ended December 31, 2014, 2013 and 2012, of $53 million, $32 million and $14 million, respectively, from the issuance of stock in settlement of RPSRs and RSRs, and $5 million, $4 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively, from the exercise of stock options.

Unrecognized Compensation Expense

As of December 31, 2014, the Company had $1 million of unrecognized compensation expense associated with the RSRs granted in 2014, which will be recognized over a period of 2.4 years, and $21 million of unrecognized expense associated with the RPSRs granted in 2014, 2013, and 2012, which will be recognized over a weighted average period of 0.7 years. As of December 31, 2014, the Company had no unrecognized compensation expense related to stock option awards. Compensation expense for stock options was fully recognized as of December 31, 2013.

20. UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2014 and 2013, are set forth in the following tables:

	Year Ended December 31, 2014
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr(1)
Sales and service revenues	$1,594	$1,719	$1,717	$1,927
Operating income (loss)	159	181	171	144
Earnings (loss) before income taxes	132	152	144	79
Net earnings (loss)	90	100	96	52
Dividends declared per share	$0.20	$0.20	$0.20	$0.40
Basic earnings (loss) per share	$1.83	$2.05	$1.97	$1.07
Diluted earnings (loss) per share	$1.81	$2.04	$1.96	$1.05

	Year Ended December 31, 2013
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$1,562	$1,683	$1,637	$1,938
Operating income (loss)	95	116	127	174
Earnings (loss) before income taxes	65	87	99	143
Net earnings (loss)	44	57	69	91
Dividends declared per share	$0.10	$0.10	$0.10	$0.20
Basic earnings (loss) per share	$0.88	$1.14	$1.38	$1.86
Diluted earnings (loss) per share	$0.87	$1.12	$1.36	$1.82

1 In the fourth quarter of 2014, the Company recorded a $47 million goodwill impairment charge.

21. SUBSIDIARY GUARANTORS

Performance of the Company's obligations under the senior notes, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future domestic subsidiaries that guarantees debt under the Credit Facility. The guarantees rank equally with all other unsecured and unsubordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantors are each directly or indirectly 100% owned by HII.

Set forth below are the condensed consolidating statements of operations and comprehensive income for the years ended December 31, 2014 and 2013, condensed consolidating statements of financial position as of December 31, 2014, and December 31, 2013, and the condensed consolidating statements of cash flows for the years ended December 31, 2014 and 2013, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries. The Subsidiary Guarantors' net cash funding with HII has been corrected from its previous classification as net cash provided by (used in) financing activities to net cash provided by (used in) investing activities in the prior year condensed consolidating statements of cash flows.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$5,712	$—	$—	$5,712
Service revenues	—	1,202	63	(20)	1,245
Total sales and service revenues	—	6,914	63	(20)	6,957
Cost of sales and service revenues
Cost of product sales	—	4,489	—	—	4,489
Cost of service revenues	—	1,018	53	(20)	1,051
Income (loss) from operating investments, net	—	11	—	—	11
General and administrative expenses	—	718	8	—	726
Goodwill impairment	—	47	—	—	47
Operating income (loss)	—	653	2	—	655
Interest expense	(142)	(7)	—	—	(149)
Other income, net	1	—	—	—	1
Equity in earnings (loss) of subsidiaries	433	—	—	(433)	—
Earnings (loss) before income taxes	292	646	2	(433)	507
Federal income taxes	(46)	215	—	—	169
Net earnings (loss)	$338	$431	$2	$(433)	$338
Other comprehensive income (loss), net of tax	(341)	(341)	—	341	(341)
Comprehensive income (loss)	$(3)	$90	$2	$(92)	$(3)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$5,801	$—	$—	$5,801
Service revenues	—	1,019	24	(24)	1,019
Total sales and service revenues	—	6,820	24	(24)	6,820
Cost of sales and service revenues
Cost of product sales	—	4,695	—	—	4,695
Cost of service revenues	—	888	24	(24)	888
Income (loss) from operating investments, net	—	14	—	—	14
General and administrative expenses	—	739	—	—	739
Operating income (loss)	—	512	—	—	512
Interest expense	(110)	(8)	—	—	(118)
Equity in earnings (loss) of subsidiaries	334	—	—	(334)	—
Earnings (loss) before income taxes	224	504	—	(334)	394
Federal income taxes	(37)	170	—	—	133
Net earnings (loss)	$261	$334	$—	$(334)	$261
Other comprehensive income (loss), net of tax	705	705	—	(705)	705
Comprehensive income (loss)	$966	$1,039	$—	$(1,039)	$966

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$5,755	$—	$—	$5,755
Service revenues	—	953	19	(19)	953
Total sales and service revenues	—	6,708	19	(19)	6,708
Cost of sales and service revenues
Cost of product sales	—	4,827	—	—	4,827
Cost of service revenues	—	802	19	(19)	802
Income (loss) from operating investments, net	—	18	—	—	18
General and administrative expenses	—	739	—	—	739
Operating income (loss)	—	358	—	—	358
Interest expense	(111)	(6)	—	—	(117)
Equity in earnings (loss) of subsidiaries	213	—	—	(213)	—
Earnings (loss) before income taxes	102	352	—	(213)	241
Federal income taxes	(44)	139	—	—	95
Net earnings (loss)	$146	$213	$—	$(213)	$146
Other comprehensive income (loss), net of tax	(364)	(364)	—	364	(364)
Comprehensive income (loss)	$(218)	$(151)	$—	$151	$(218)

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$980	$4	$6	$—	$990
Accounts receivable, net	—	1,022	16	—	1,038
Inventoried costs, net	—	339	—	—	339
Deferred income taxes	—	129	—	—	129
Prepaid expenses and other current assets	1	48	5	(4)	50
Total current assets	981	1,542	27	(4)	2,546
Property, plant, and equipment, net	—	1,790	2	—	1,792
Other Assets
Goodwill	—	1,026	—	—	1,026
Other purchased intangibles, net of accumulated amortization	—	547	—	—	547
Pension plan asset	—	17	—	—	17
Long-term deferred tax assets	—	212	—	—	212
Miscellaneous other assets	30	99	—	—	129
Investment in subsidiaries	3,421	—	—	(3,421)	—
Intercompany receivables	—	1,469	—	(1,469)	—
Total other assets	3,451	3,370	—	(4,890)	1,931
Total assets	$4,432	$6,702	$29	$(4,894)	$6,269

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$265	$4	$—	$269
Accrued employees’ compensation	—	247	1	—	248
Current portion of long-term debt	108	—	—	—	108
Current portion of workers’ compensation liabilities	—	221	—	—	221
Current portion of postretirement plan liabilities	—	143	—	—	143
Advance payments and billings in excess of revenues	—	74	—	—	74
Other current liabilities	15	234	4	(4)	249
Total current liabilities	123	1,184	9	(4)	1,312
Long-term debt	1,488	104	—	—	1,592
Other postretirement plan liabilities	—	507	—	—	507
Pension plan liabilities	—	939	—	—	939
Workers’ compensation liabilities	—	449	—	—	449
Deferred tax liabilities	—	—	—	—	—
Other long-term liabilities	—	105	—	—	105
Intercompany liabilities	1,456	—	13	(1,469)	—
Total liabilities	3,067	3,288	22	(1,473)	4,904
Stockholders’ equity	1,365	3,414	7	(3,421)	1,365
Total liabilities and stockholders’ equity	$4,432	$6,702	$29	$(4,894)	$6,269

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,042	$—	$1	$—	$1,043
Accounts receivable, net	—	1,123	—	—	1,123
Inventoried costs, net	—	311	—	—	311
Deferred income taxes	—	170	—	—	170
Prepaid expenses and other current assets	—	30	5	(6)	29
Total current assets	1,042	1,634	6	(6)	2,676
Property, plant, and equipment, net	—	1,897	—	—	1,897
Other Assets
Goodwill	—	881	—	—	881
Other purchased intangibles, net of accumulated amortization	—	528	—	—	528
Pension plan assets	—	124	—	—	124
Miscellaneous other assets	35	84	—	—	119
Investment in subsidiaries	3,295	—	—	(3,295)	—
Intercompany receivables	—	1,152	—	(1,152)	—
Total other assets	3,330	2,769	—	(4,447)	1,652
Total assets	$4,372	$6,300	$6	$(4,453)	$6,225

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$337	$—	$—	$337
Accrued employees’ compensation	—	230	—	—	230
Current portion of long-term debt	79	—	—	—	79
Current portion of workers’ compensation liabilities	—	230	—	—	230
Current portion of postretirement plan liabilities	—	139	—	—	139
Advance payments and billings in excess of revenues	—	115	—	—	115
Other current liabilities	25	237	6	(6)	262
Total current liabilities	104	1,288	6	(6)	1,392
Long-term debt	1,595	105	—	—	1,700
Other postretirement plan liabilities	—	477	—	—	477
Pension plan liabilities	—	529	—	—	529
Workers’ compensation liabilities	—	419	—	—	419
Deferred tax liabilities	—	83	—	—	83
Other long-term liabilities	—	104	—	—	104
Intercompany liabilities	1,152	—	—	(1,152)	—
Total liabilities	2,851	3,005	6	(1,158)	4,704
Stockholders’ equity	1,521	3,295	—	(3,295)	1,521
Total liabilities and stockholders’ equity	$4,372	$6,300	$6	$(4,453)	$6,225

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(57)	$779	$(6)	$—	$716
Investing Activities
Additions to property, plant, and equipment	—	(165)	—	—	(165)
Acquisitions of businesses, net of cash received	—	(275)	3	—	(272)
Proceeds from insurance settlement	—	—	—	—	—
Net funding from (to) parent	—	(312)	8	304	—
Net cash provided by (used in) investing activities	—	(752)	11	304	(437)
Financing Activities
Proceeds from issuance of long-term debt	600	—	—	—	600
Repayment of long-term debt	(679)	—	—	—	(679)
Debt issuance costs	(12)	—	—	—	(12)
Tender premium and fees related to early extinguishment of debt	(31)	—	—	—	(31)
Repurchases of common stock	(138)	—	—	—	(138)
Dividends paid	(49)	—	—	—	(49)
Employee taxes on certain share-based payment arrangements	—	(64)	—	—	(64)
Proceeds from stock option exercises	—	2	—	—	2
Excess tax benefit related to stock-based compensation	—	39	—	—	39
Net funding from (to) subsidiary	304	—	—	(304)	—
Net cash provided by (used in) financing activities	(5)	(23)	—	(304)	(332)
Change in cash and cash equivalents	(62)	4	5	—	(53)
Cash and cash equivalents, beginning of period	1,042	—	1	—	1,043
Cash and cash equivalents, end of period	$980	$4	$6	$—	$990

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(72)	$308	$—	$—	$236
Investing Activities
Additions to property, plant, and equipment	—	(139)	—	—	(139)
Proceeds from insurance settlement	—	58	—	—	58
Net funding from (to) parent	—	(251)	—	251	—
Net cash provided by (used in) investing activities	—	(332)	—	251	(81)
Financing Activities
Repayment of long-term debt	(51)	—	—	—	(51)
Debt issuance costs	(5)	—	—	—	(5)
Repurchases of common stock	(119)	—	—	—	(119)
Dividends paid	(25)	—	—	—	(25)
Proceeds from stock option exercises	7	—	—	—	7
Excess tax benefit related to stock-based compensation	—	24	—	—	24
Net funding from (to) subsidiary	251	—	—	(251)	—
Net cash provided by (used in) financing activities	58	24	—	(251)	(169)
Change in cash and cash equivalents	(14)	—	—	—	(14)
Cash and cash equivalents, beginning of period	1,056	—	1	—	1,057
Cash and cash equivalents, end of period	$1,042	$—	$1	$—	$1,043

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(62)	$393	$1	$—	$332
Investing Activities
Additions to property, plant, and equipment	—	(162)	—	—	(162)
Net funding from (to) parent	—	(231)	—	231	—
Net cash provided by (used in) investing activities	—	(393)	—	231	(162)
Financing Activities
Repayment of long-term debt	(29)	—	—	—	(29)
Repurchases of common stock	(1)	—	—	—	(1)
Dividends paid	(5)	—	—	—	(5)
Proceeds from stock option exercises	7	—	—	—	7
Net funding from (to) subsidiary	231	—	—	(231)	—
Net cash provided by (used in) financing activities	203	—	—	(231)	(28)
Change in cash and cash equivalents	141	—	1	—	142
Cash and cash equivalents, beginning of period	915	—	—	—	915
Cash and cash equivalents, end of period	$1,056	$—	$1	$—	$1,057

22. SUBSEQUENT EVENT

On January 30, 2015, the Company acquired, for approximately $6 million in cash, the assets of the Engineering Solutions Division ("ESD") of The Columbia Group. ESD, a leading designer and builder of unmanned underwater vehicles for domestic and international customers, will operate as the Undersea Solutions Group. As the U.S. Navy increases employment of unmanned vehicles in both the surface and undersea domains, this acquisition will enhance the Company's ability to compete in these markets. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the fair value of the assets acquired and liabilities assumed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2014. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2014, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In 2014, the Company adopted the Internal Control - Integrated Framework (2013) and related illustrative documents published by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

/s/ C. Michael Petters	/s/ Barbara A. Niland
C. Michael Petters	Barbara A. Niland
President and Chief Executive Officer	Corporate Vice President, Business Management and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Executive Officers

Information regarding our executive officers may be found under Item 4A.

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

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

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table presents the equity securities available for issuance under our equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,955,024	$36.06	4,078,093
Equity compensation plans not approved by security holders(3)	—	—	—
Total	1,955,024	$36.06	4,078,093
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. Of these shares, 644,321 were subject to stock options, 539,742 were subject to outstanding restricted performance stock rights, and 63,022 were stock rights granted under the 2011 Plan. In addition, this number includes 33,571 stock rights, 11,046 restricted stock rights and 663,322 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement.
(2) This is the weighted average exercise price of the 644,321 outstanding stock options only.
(3) There are no awards made under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company’s fiscal year.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2012
Valuation allowance for deferred tax assets	$18	$3	$—	$21
Year Ended December 31, 2013
Valuation allowance for deferred tax assets	21	(9)	—	12
Year Ended December 31, 2014
Valuation allowance for deferred tax assets	$12	$2	$—	$14
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

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014).

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

4.2
Form of Supplemental Indenture among Huntington Ingalls Industries, Inc., the Guarantors party thereto, and The Bank of New York Mellon, as trustee, to add Guarantors to Indenture dated as of March 11, 2011, and Schedule of Guarantors that have executed such supplemental indenture.

4.3	Tenth Supplemental Indenture, dated as of December 2, 2014, between Huntington Ingalls Industries, Inc. and The Bank of New York Mellon, as trustee.

4.4	Indenture, dated as of December 2, 2014, among Huntington Ingalls Industries, Inc., the Guarantors party thereto and The Bank of New York Mellon, as trustee.

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

10.2	Form of Amended and Restated Indemnification Agreement and Schedule of directors and officers who have entered into such agreement.

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

10.31*
Form of Award Certificate applicable to Restricted Performance Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on February 27, 2014).

10.32*
Form of Award Certificate applicable to Restricted Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on February 27, 2014).

10.33*
Form of Award Certificate applicable to Stock Options Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on February 27, 2014).

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

101
The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Statements of Financial Position, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2015.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters	President, Chief Executive Officer and Director
C. Michael Petters	(Principal Executive Officer)	February 19, 2015

/s/ Barbara A. Niland	Corporate Vice President, Business
Barbara A. Niland	Management and Chief Financial Officer
	(Principal Financial Officer)	February 19, 2015

/s/ Douglass L. Fontaine II	Corporate Vice President, Controller
Douglass L. Fontaine II	and Chief Accounting Officer
	(Principal Accounting Officer)	February 19, 2015
/s/ Thomas B. Fargo
Thomas B. Fargo	Chairman	February 19, 2015

/s/ Robert F. Bruner
Robert F. Bruner	Director	February 19, 2015

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 19, 2015

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 19, 2015

/s/ Paul D. Miller
Paul D. Miller	Director	February 19, 2015

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 19, 2015

/s/ Karl M. von der Heyden
Karl M. von der Heyden	Director	February 19, 2015