Form 10-K/A
period 2014-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2015-02-19
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Amendment No. 1 to
FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34910
___________________________________________
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
None
___________________________________________
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

EXPLANATORY NOTE
This amendment to the annual report is being filed to include Exhibits 4.3 and 4.4.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUNTINGTON INGALLS INDUSTRIES, INC.

Date: February 19, 2015	By:	/s/ Barbara A. Niland
Barbara A. Niland
Corporate Vice President, Business Management and Chief Financial Officer

Exhibits

4.3	Tenth Supplemental Indenture, dated as of December 2, 2014, between Huntington Ingalls Industries, Inc. and The Bank of New York Mellon, as trustee.

4.4	Indenture, dated as of December 2, 2014, among Huntington Ingalls Industries, Inc., the Guarantors party thereto and The Bank of New York Mellon, as trustee.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.