Form 10-Q
period 2015-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2015-05-07
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of May 1, 2015, 48,635,697 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2015	2014
Sales and service revenues
Product sales	$1,250	$1,332
Service revenues	320	262
Total sales and service revenues	1,570	1,594
Cost of sales and service revenues
Cost of product sales	985	1,060
Cost of service revenues	280	227
Income (loss) from operating investments, net	1	2
General and administrative expenses	150	150
Operating income (loss)	156	159
Other income (expense)
Interest expense	(23)	(27)
Earnings (loss) before income taxes	133	132
Federal income taxes	46	42
Net earnings (loss)	$87	$90

Basic earnings (loss) per share	$1.80	$1.83
Weighted-average common shares outstanding	48.4	49.1

Diluted earnings (loss) per share	$1.79	$1.81
Weighted-average diluted shares outstanding	48.7	49.7

Dividends declared per share	$0.40	$0.20

Net earnings (loss) from above	$87	$90
Other comprehensive income (loss)
Change in unamortized benefit plan costs	22	8
Other	(2)	1
Tax benefit (expense) for items of other comprehensive income	(7)	(3)
Other comprehensive income (loss), net of tax	13	6
Comprehensive income (loss)	$100	$96

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31 2015	December 31 2014
Assets
Current Assets
Cash and cash equivalents	$904	$990
Accounts receivable, net	1,219	1,038
Inventoried costs, net	336	339
Deferred income taxes	132	129
Prepaid expenses and other current assets	37	50
Total current assets	2,628	2,546
Property, plant, and equipment, net of accumulated depreciation of $1,388 million as of 2015 and $1,351 million as of 2014	1,768	1,792
Goodwill	1,032	1,026
Other purchased intangibles, net	540	547
Pension plan assets	21	17
Long-term deferred tax asset	203	212
Miscellaneous other assets	127	129
Total assets	$6,319	$6,269
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$307	$269
Accrued employees’ compensation	183	248
Current portion of long-term debt	108	108
Current portion of postretirement plan liabilities	143	143
Current portion of workers’ compensation liabilities	223	221
Advance payments and billings in excess of revenues	78	74
Other current liabilities	290	249
Total current liabilities	1,332	1,312
Long-term debt	1,592	1,592
Pension plan liabilities	949	939
Other postretirement plan liabilities	509	507
Workers’ compensation liabilities	453	449
Other long-term liabilities	104	105
Total liabilities	4,939	4,904
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 52.0 million issued and 48.6 million outstanding as of March 31, 2015, and 51.5 million issued and 48.3 million outstanding as of December 31, 2014	1	1
Additional paid-in capital	1,922	1,959
Retained earnings (deficit)	593	525
Treasury stock	(287)	(258)
Accumulated other comprehensive income (loss)	(849)	(862)
Total stockholders’ equity	1,380	1,365
Total liabilities and stockholders’ equity	$6,319	$6,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2015	2014
Operating Activities
Net earnings (loss)	$87	$90
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	39	54
Amortization of purchased intangibles	7	6
Amortization of debt issuance costs	3	3
Stock-based compensation	4	5
Excess tax benefit related to stock-based compensation	(13)	(2)
Deferred income taxes	(1)	8
Change in
Accounts receivable	(189)	(162)
Inventoried costs	3	(2)
Prepaid expenses and other assets	(11)	(4)
Accounts payable and accruals	39	(197)
Retiree benefits	30	(13)
Other non-cash transactions, net	(1)	—
Net cash provided by (used in) operating activities	(3)	(214)
Investing Activities
Additions to property, plant, and equipment	(20)	(24)
Acquisitions of businesses, net of cash received	(6)	(46)
Proceeds from disposition of assets	32	—
Net cash provided by (used in) investing activities	6	(70)
Financing Activities
Dividends paid	(19)	(10)
Repurchases of common stock	(29)	(10)
Employee taxes on certain share-based payment arrangements	(54)	—
Proceeds from stock option exercises	—	1
Excess tax benefit related to stock-based compensation	13	2
Net cash provided by (used in) financing activities	(89)	(17)
Change in cash and cash equivalents	(86)	(301)
Cash and cash equivalents, beginning of period	990	1,043
Cash and cash equivalents, end of period	$904	$742
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$26	$30
Cash paid for interest	$23	$45
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$3	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2015 and 2014 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2013	$1	$1,925	$236	$(120)	$(521)	$1,521
Net earnings (loss)	—	—	90	—	—	90
Dividends declared ($0.20 per share)	—	—	(10)	—	—	(10)
Additional paid-in capital	—	(21)	—	—	—	(21)
Other comprehensive income (loss), net of tax	—	—	—	—	6	6
Treasury stock activity	—	—	—	(25)	—	(25)
Balance as of March 31, 2014	$1	$1,904	$316	$(145)	$(515)	$1,561

Balance as of December 31, 2014	$1	$1,959	$525	$(258)	$(862)	$1,365
Net earnings (loss)	—	—	87	—	—	87
Dividends declared ($0.40 per share)	—	—	(19)	—	—	(19)
Additional paid-in capital	—	(37)	—	—	—	(37)
Other comprehensive income (loss), net of tax	—	—	—	—	13	13
Treasury stock activity	—	—	—	(29)	—	(29)
Balance as of March 31, 2015	$1	$1,922	$593	$(287)	$(849)	$1,380

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and provision of services to the federal government, principally the U.S. Navy. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred, generally based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts that provide for deliveries of a substantial number of similar units, sales are accounted for using units of delivery as the basis to measure progress toward completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company is accounting for one of its contracts under the percentage-of-completion method based on a zero profit margin and will continue such accounting until results can be estimated more precisely. Revenues related to this contract represent less than 1% of the Company's total revenues for the three months ended March 31, 2015. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended March 31, 2015 and 2014, net cumulative catch-up adjustments increased operating income by $55 million and $44 million, respectively, and increased diluted earnings per share by $0.73 and $0.58, respectively. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income in any of these periods.

The Company also enters into other types of contracts such as certain services or commercial arrangements. For such contracts not associated with the design, development, manufacture, or modification of complex equipment, revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred.

Fair Value of Financial Instruments - Except for long-term debt and available-for-sale securities held in trust, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple rabbi trusts established to fund certain non-qualified pension plans. These trusts consist of available-for-sale investments primarily in marketable securities. The assets are held at fair value, and a significant majority of investments held in the trusts are valued within Level 1 of the fair value hierarchy and no material amounts are valued within Level 3 of the fair value hierarchy. The rabbi trusts were valued at $46 million and $45 million as of March 31, 2015, and December 31, 2014, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position.

3. ACCOUNTING STANDARDS UPDATES

On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The update requires the presentation of capitalized debt issuance costs as a direct reduction of the related debt liability, consistent with the current required presentation of debt discounts. The standard is effective for public entities for annual reporting periods beginning after Dec. 15, 2015, and interim periods within those periods. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

On May 28, 2014, the FASB issued the final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the standard is that "an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The standard provides a five-step analysis of transactions to determine when and how revenue should be recognized. The five steps are: Identify the contract with the customer; Identify the performance obligations in the contract; Determine the transaction price; Allocate the transaction price to the performance obligations; and Recognize revenue when or as each performance obligation is satisfied. The standard also includes disclosure requirements to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, as well as quantitative and qualitative information about significant judgments and changes in the judgments that management made to determine revenue that is recorded. The guidance permits the use of either a retrospective or cumulative effect transition method. As approved, ASU 2014-09 will be effective for public entities for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016 and does not permit early application. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the new revenue recognition standard by one year. Based on the FASB's proposed decision, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017, but early adoption for annual reporting periods beginning after December 31, 2016, would be permitted. The Company is currently evaluating the impact that will result from the implementation of ASU 2014-09 on its financial statements and disclosures, contracting and accounting processes, internal controls, and information technology systems.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls shipbuilding operations by winding down shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. In October 2014, the Company ceased shipbuilding construction operations at the Avondale facility. The consolidation is intended to reduce costs, increase efficiency, and address shipbuilding overcapacity.

In connection with and as a result of the decision to wind down shipbuilding at the Avondale facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. Management's current estimate of these expenditures is $287 million. Such costs are expected to be recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with Federal Acquisition Regulation ("FAR") provisions for the treatment of restructuring and shutdown related costs. The Company is currently in discussions with the U.S. Navy regarding its cost submission to support the recoverability of these costs under the FAR and applicable contracts.

The Defense Contract Audit Agency ("DCAA"), a DoD agency, prepared an initial audit report on the Company's July 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. In July 2014, the Company received a letter from the Supervisor of Shipbuilding requesting that the Company revise its restructuring proposal to address certain documentation issues identified by the DCAA in order for the Government to make an adequate evaluation of the restructuring proposal. In August 2014, the Company received a letter from the Supervisor of Shipbuilding proposing a joint meeting regarding the treatment of specific costs included in the restructuring proposal and acknowledging that the allowability and allocability of costs will be determined by the Government in an Advanced Agreement in accordance with FAR. The Company submitted a revised proposal in March 2015 to address the concerns of the DCAA and to reflect a revised estimated total cost of $287 million.

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

As of March 31, 2015, and December 31, 2014, $203 million and $212 million, respectively, of restructuring and shutdown related costs were capitalized in inventoried costs. As of March 31, 2015, and December 31, 2014, $52 million and $48 million, respectively, of accounts receivable was related to restructuring and shutdown related costs. For each of the three months ended March 31, 2015 and 2014, the Company expensed $14 million of these costs as part of general and administrative expenses. As of March 31, 2015 and December 31, 2014, there were no accrued liabilities for restructuring and shutdown related costs associated with winding down the Avondale facility and no payments or adjustments were made for the three months ended March 31, 2015.

The following table summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility for the three months ended March 31, 2014. As of March 31,

2014, these costs were comprised primarily of employee severance and retention payments, as well as incentive bonuses.

($ in millions)
Balance as of December 31, 2013	$14
Payments	(8)
Adjustments	2
Balance as of March 31, 2014	$8

5. GULFPORT

In September 2013, the Company announced the closure of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it completed in August 2014. In connection with this closure, the Company incurred total costs of approximately $54 million, consisting of approximately $52 million in accelerated depreciation of fixed assets and $2 million in personnel, facility shutdown, and other related costs. In July 2014, the Company received a letter from the Supervisor of Shipbuilding taking exception to the Company's treatment of the Gulfport closure costs. The Company disagrees with the conclusion reached by the Supervisor of Shipbuilding and is currently evaluating its future course of action. The inability to recover Gulfport closure costs could result in a material effect on the Company's consolidated financial position, results of operations, or cash flows. As of March 31, 2015, and December 31, 2014, $35 million and $37 million, respectively, of accounts receivable was related to Gulfport closure costs. In March 2015, the Company sold the Gulfport Composite Center of Excellence to the Mississippi State Port Authority for a price of $32 million, resulting in a gain on disposition of $9 million, recorded as a reduction to contract costs in accordance with the terms of the Company’s contracts with the U.S. Government.

6. ACQUISITIONS

On January 30, 2015, the Company acquired, for approximately $6 million in cash, the assets of the Engineering Solutions Division ("ESD") of The Columbia Group. ESD, a leading designer and builder of unmanned underwater vehicles for domestic and international customers, will operate as the Undersea Solutions Group ("USG"). As the U.S. Navy increases employment of unmanned vehicles in both the surface and undersea domains, this acquisition will enhance the Company's ability to compete in these markets. In connection with this acquisition, the Company recorded $5 million of goodwill, all of which was allocated to its Newport News segment, primarily attributed to USG's specialized and skilled employees. See Note 11: Goodwill and Other Purchased Intangible Assets. The assets, liabilities, and results of operations of USG are not material to the Company’s consolidated financial position, results of operations, or cash flows. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the fair value of the assets acquired and liabilities assumed.

On May 30, 2014, the Company acquired, for approximately $225 million in cash, net of $5 million of cash acquired, UniversalPegasus International Holdings, Inc. ("UPI"), a provider of project management, engineering and construction management services to the oil and gas industry. The acquisition was consistent with the Company's strategy to utilize its engineering and energy related expertise to expand its position in energy infrastructure markets. In connection with this acquisition, the Company recorded $150 million of goodwill, all of which was allocated to its Other segment, primarily related to the value of UPI’s workforce, and $41 million of intangible assets related to contractual relationships and trade names. See Note 11: Goodwill and Other Purchased Intangible Assets. Adjustments to the fair value of assets acquired and liabilities assumed since the acquisition date were not material and were primarily driven by the finalization of the net working capital adjustment and refinement of fair value calculations for certain assets and liabilities. The Company has not completed the purchase price allocation due to potential adjustments upon finalization of the fair value of certain tax assets and liabilities. The assets, liabilities, and results of operations of UPI are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On January 2, 2014, the Company acquired, for approximately $47 million in cash, net of $6 million of cash acquired, The S.M. Stoller Corporation, renamed as Stoller Newport News Nuclear, Inc. ("SN3"), a provider of environmental, nuclear, and technical consulting and engineering services to the Department of Energy, Department of Defense, and private sector. The acquisition was consistent with the Company's strategy to utilize its nuclear and energy related expertise developed through its shipbuilding activities to expand its position in the energy marketplace. In connection with this acquisition, the Company recorded $42 million of goodwill, all of which was allocated to its Newport News segment, primarily attributed to SN3's specialized and skilled employees, and $6 million of intangible assets, primarily related to existing contract backlog and trade names. See Note 11: Goodwill and Other Purchased Intangible Assets. The assets, liabilities, and results of operations of SN3 are not material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company funded each of these acquisitions using cash on hand. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase price of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. The total amount of goodwill resulting from these acquisitions expected to be deductible for tax purposes was $96 million. Pro forma revenues and results of operations have not been provided for these acquisitions as they are not material either individually or in the aggregate.

7. STOCKHOLDERS' EQUITY

Treasury Stock - In 2014, the Company's board of directors authorized an increase in the Company's stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2015, the Company repurchased 210,240 shares at a cost of $29 million. For the three months ended March 31, 2014, the Company repurchased 247,551 shares at a cost of $25 million, of which approximately $15 million was not yet settled for cash as of March 31, 2014. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.40 and $0.20 for the three months ended March 31, 2015 and 2014, respectively. The Company paid cash dividends totaling $19 million and $10 million for the three months ended March 31, 2015 and 2014, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014, was comprised of unamortized benefit plan costs of $850 million and $864 million, respectively, and other comprehensive income items of $1 million and $2 million, respectively. The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and 2014, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2013	$(523)	$2	$(521)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(2)	—	(2)
Amortization of net actuarial loss (gain)[1]	10	—	10
Tax benefit (expense) for items of other comprehensive income	(3)	—	(3)
Net current period other comprehensive income (loss)	5	1	6
Balance as of March 31, 2014	$(518)	$3	$(515)

Balance as of December 31, 2014	$(864)	$2	$(862)
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	22	—	22
Tax benefit (expense) for items of other comprehensive income	(8)	1	(7)
Net current period other comprehensive income (loss)	14	(1)	13
Balance as of March 31, 2015	$(850)	$1	$(849)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014, was $8 million and $3 million, respectively.

8. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2015	2014
Net earnings (loss)	$87	$90

Weighted-average common shares outstanding	48.4	49.1
Net dilutive effect of stock options and awards	0.3	0.6
Dilutive weighted-average common shares outstanding	48.7	49.7

Earnings (loss) per share - basic	$1.80	$1.83
Earnings (loss) per share - diluted	$1.79	$1.81

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.3 million stock options and 0.8 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the three months ended March 31, 2015. The amounts presented above for the three months ended March 31, 2014, exclude the impact of 0.5 million stock options, 0.3 million Restricted Stock Rights ("RSRs") and 1.2 million RPSRs under the treasury stock method.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News and Other, consistent with how management makes operating decisions and assesses performance. The Other segment was established in the second quarter of 2014 to account for certain of the Company's non-shipbuilding commercial activities.

The following table presents segment results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
($ in millions)	2015	2014
Sales and Service Revenues
Ingalls	$469	$547
Newport News	1,061	1,047
Other	40	—
Total sales and service revenues	$1,570	$1,594
Operating Income (Loss)
Ingalls	$45	$43
Newport News	93	94
Other	(10)	—
Total segment operating income (loss)	128	137
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	27	22
Deferred state income taxes	1	—
Total operating income (loss)	$156	$159

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

Other Financial Information

The following table presents the Company's assets by segment.

($ in millions)	March 31 2015	December 31 2014
Assets
Ingalls	$1,429	$1,452
Newport News	3,328	3,155
Other	201	210
Corporate	1,361	1,452
Total assets	$6,319	$6,269

10. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	March 31 2015	December 31 2014
Production costs of contracts in process	$241	$248
Raw material inventory	95	91
Total inventoried costs, net	$336	$339

11. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

Accumulated goodwill impairment losses as of both March 31, 2015, and December 31, 2014, were $2,802 million. The accumulated goodwill impairment losses for Ingalls as of each of March 31, 2015, and December 31, 2014, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of March 31, 2015, and December 31, 2014, were $1,187 million. The accumulated goodwill impairment losses for the Other segment as of each of March 31, 2015, and December 31, 2014, were $47 million.

For the three months ended March 31, 2015, the Company recorded $5 million of goodwill related to its acquisition of USG. For the three months ended March 31, 2014, the Company recorded $42 million of goodwill related to its acquisition of SN3.

For the three months ended March 31, 2015, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Other	Total
Balance as of December 31, 2014	$175	$748	$103	$1,026
Acquisitions	—	5	—	5
Adjustments	—	—	1	1
Balance as of March 31, 2015	$175	$753	$104	$1,032

Purchased Intangible Assets

In connection with the UPI purchase in 2014, the Company recorded $41 million of intangible assets pertaining to existing contracts, trademarks, and trade names to be amortized using the pattern of benefits method over a weighted-average life of 11 years. In connection with the SN3 purchase in 2014, the Company recorded $6 million of intangible assets pertaining to existing contract backlog, trademarks, and trade names to be amortized using the pattern of benefits method over a weighted-average life of five years.

The following table summarizes the Company's aggregate purchased intangible assets, which are primarily program related intangible assets.

($ in millions)	March 31 2015	December 31 2014
Gross carrying amount	$986	$986
Accumulated amortization	(446)	(439)
Net carrying amount	$540	$547

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangibles, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $7 million and $6 million for the three months ended March 31, 2015 and 2014, respectively.

The Company expects amortization expense for purchased intangible assets of approximately $26 million in 2015, $25 million in each of the years 2016 and 2017, and $24 million in each of the years 2018 and 2019.

12. INCOME TAXES

The Company's earnings are principally domestic and its effective tax rates on earnings from operations for the three months ended March 31, 2015 and 2014, were 34.6% and 31.8%, respectively. The higher effective tax rate for the three months ended March 31, 2015, was primarily attributable to the non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations during the three months ended March 31, 2014.

For the three months ended March 31, 2015, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction. For the three months ended March 31, 2014, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations.

Deferred state income taxes reflect the change in deferred state assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Net deferred tax assets (liabilities) as presented in the unaudited condensed consolidated statements of financial position were as follows:

($ in millions)	March 31 2015	December 31 2014
Net current deferred tax assets	$132	$129
Net non-current deferred tax assets	203	212
Total net deferred tax assets	$335	$341

13. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31 2015	December 31 2014
Term loan due March 30, 2016	$395	$395
Senior notes due March 15, 2021, 7.125%	600	600
Senior notes due December 15, 2021, 5.000%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,700	1,700
Less current portion	108	108
Long-term debt, net of current portion	$1,592	$1,592

Credit Facility - In March 2011, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million and a swingline loan subfacility of $100 million. In November 2013, the Company amended and restated its existing Credit Facility to provide more favorable pricing terms and more flexibility under the Credit Facility’s restricted payment covenants. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. As of March 31, 2015, the spread was 1.5% and may vary between 1.5% and 2.5%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. As of March 31, 2015, this fee rate was 0.25% and may vary between 0.25% and 0.45%. As of March 31, 2015, approximately $30 million in letters of credit were issued but undrawn, and the remaining $620 million of the revolving credit facility was unutilized.

The term loan facility requires principal payments in three-month intervals from the funding date. Payments were made in aggregate amounts equal to 5% of the original principal balance during each of the first year and the second year, 10% during the third year, and are expected to be made in aggregate amounts equal to 15% during the fourth year, and 65% during the fifth year of which 5% is payable on each of the first three quarterly payment dates during such year, and the balance is payable on the term maturity date.

Senior Notes - In March 2011, the Company issued $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021. In December 2014, the Company issued $600 million aggregate principal amount of 5.000% senior notes due December 15, 2021. The net proceeds from the issuance of these senior notes were used to repurchase the Company's 6.875% senior notes due March 15, 2018.

Mississippi Economic Development Revenue Bonds - As of March 31, 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of March 31, 2015, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the three months ended March 31, 2015.

The estimated fair value of the Company's total long-term debt, including current portions, as of March 31, 2015 and December 31, 2014, was $1,804 million and $1,779 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

14. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to FASB Accounting Standards Codification 450 Contingencies, the Company has accrued for losses associated with investigations, claims and litigation when, and to the extent that, loss amounts related to the investigations, claims and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims and litigation may be higher or lower than the amounts accrued. For matters where a material loss is probable or reasonably possible and the amount of loss cannot be reasonably estimated, but the Company is able to reasonably estimate a range of possible losses, the Company will disclose such estimated range in these notes. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Any estimated range of possible loss does not represent the Company's maximum possible loss exposure. For matters as to which the Company is not able to reasonably estimate a possible loss or range of loss, the Company will indicate the reasons why it is unable to estimate the possible loss or range of loss. For matters not specifically described in these notes, the Company does not believe, based on information currently available to it, that it is reasonably possible that the liabilities, if any, arising from such investigations, claims and litigation will have a material effect on its consolidated financial position, results of operations or cash flows. The Company has, in certain cases, provided disclosure regarding certain matters for which the Company believes at this time that the likelihood of material loss is remote.

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

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. In December 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. In February 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. The Company has filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters are stayed pending resolution of the motion to dismiss.
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

The Company is continuing discussions with its U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but the Company cannot predict whether or when these customers will agree to any additional release of the withhold amount. Depending upon the U.S. Government's assessment of the matters under investigation, the Company could be subject to significant civil penalties, criminal fines, and suspension or debarment from U.S. Government contracting. Although the Company does not currently believe that this matter will have a material effect on its financial condition, results of operations or cash flows, the Company cannot predict what new information might come to light in the future and can therefore give no assurances regarding the ultimate outcome of this matter.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2015, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming and other business arrangements to support the Company's products and services. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement. As of March 31, 2015, the Company was not aware of any existing event of default that would require HII to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2015, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2015, the Company had $30 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $358 million of surety bonds outstanding.

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

17. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension and postretirement benefit plans and defined contribution pension benefit plans to eligible employees.

The cost of the Company's defined benefit plans and other postretirement plans for the three months ended March 31, 2015 and 2014, was as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$37	$34	$3	$3
Interest cost	61	61	7	8
Expected return on plan assets	(88)	(80)	—	—
Amortization of prior service cost (credit)	5	5	(5)	(7)
Amortization of net actuarial loss (gain)	21	10	1	—
Net periodic benefit cost	$36	$30	$6	$4

The Company made the following contributions to its pension and other postretirement plans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
($ in millions)	2015	2014
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	2	39
Non-qualified	1	—
Other benefit plans	8	8
Total contributions	$11	$47

For the year ending December 31, 2015, the Company expects its cash contributions to its qualified defined benefit pension plans to be $99 million, all of which will be discretionary.

18. STOCK COMPENSATION PLANS

During the three months ended March 31, 2015 and 2014, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2015, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $142.41. These rights are subject to cliff vesting on December 31, 2017. For the three months ended March 31, 2014, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $98.09. These rights are subject to cliff vesting on December 31, 2016. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

For the three months ended March 31, 2015 and 2014, 0.8 million and 0.9 million stock awards, respectively, vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations for each of the three months ended March 31, 2015 and 2014.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2015:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	894	$75.76	1.2

The following table summarizes the status of the Company's stock option awards as of March 31, 2015:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at March 31, 2015	537	$33.85	1.4	$56

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended March 31, 2015 and 2014, of $4 million and $5 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, of $1 million and $2 million, respectively.

Unrecognized Compensation Expense

As of March 31, 2015, the Company had $1 million of unrecognized compensation expense associated with the RSRs granted in 2015 and 2014, which will be recognized over a period of 1.9 years, and $38 million of unrecognized expense associated with the RPSRs granted in 2015, 2014, and 2013, which will be recognized over a weighted average period of 1.4 years.

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
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014, unaudited condensed consolidating statements of financial position as of March 31, 2015, and December 31, 2014, and the unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2015
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,250	$—	$—	$1,250
Service revenues	—	309	11	—	320
Total sales and service revenues	—	1,559	11	—	1,570
Cost of sales and service revenues
Cost of product sales	—	985	—	—	985
Cost of service revenues	—	271	9	—	280
Income (loss) from operating investments, net	—	1	—	—	1
General and administrative expenses	—	147	3	—	150
Operating income (loss)	—	157	(1)	—	156
Interest expense	(22)	(1)	—	—	(23)
Equity in earnings (loss) of subsidiaries	101	—	—	(101)	—
Earnings (loss) before income taxes	79	156	(1)	(101)	133
Federal income taxes	(8)	54	—	—	46
Net earnings (loss)	$87	$102	$(1)	$(101)	$87
Other comprehensive income (loss), net of tax	13	15	(2)	(13)	13
Comprehensive income (loss)	$100	$117	$(3)	$(114)	$100

	Three Months Ended March 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,332	$—	$—	$1,332
Service revenues	—	262	2	(2)	262
Total sales and service revenues	—	1,594	2	(2)	1,594
Cost of sales and service revenues
Cost of product sales	—	1,060	—	—	1,060
Cost of service revenues	—	227	2	(2)	227
Income (loss) from operating investments, net	—	2	—	—	2
General and administrative expenses	—	150	—	—	150
Operating income (loss)	—	159	—	—	159
Interest expense	(25)	(2)	—	—	(27)
Equity in earnings (loss) of subsidiaries	107	—	—	(107)	—
Earnings (loss) before income taxes	82	157	—	(107)	132
Federal income taxes	(8)	50	—	—	42
Net earnings (loss)	$90	$107	$—	$(107)	$90
Other comprehensive income (loss), net of tax	6	6	—	(6)	6
Comprehensive income (loss)	$96	$113	$—	$(113)	$96

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	March 31, 2015
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$874	$2	$28	$—	$904
Accounts receivable, net	—	1,209	10	—	1,219
Inventoried costs, net	—	336	—	—	336
Deferred income taxes	—	132	—	—	132
Prepaid expenses and other current assets	—	36	1	—	37
Total current assets	874	1,715	39	—	2,628
Property, plant, and equipment, net	—	1,766	2	—	1,768
Goodwill	—	1,032	—	—	1,032
Other purchased intangibles, net	—	540	—	—	540
Pension plan asset	—	21	—	—	21
Long-term deferred tax asset	—	203	—	—	203
Miscellaneous other assets	27	100	—	—	127
Investment in subsidiaries	3,500	—	—	(3,500)	—
Intercompany receivables	—	1,429	—	(1,429)	—
Total assets	$4,401	$6,806	$41	$(4,929)	$6,319
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$305	$2	$—	$307
Accrued employees’ compensation	—	182	1	—	183
Current portion of long-term debt	108	—	—	—	108
Current portion of postretirement plan liabilities	—	143	—	—	143
Current portion of workers’ compensation liabilities	—	223	—	—	223
Advance payments and billings in excess of revenues	—	78	—	—	78
Other current liabilities	11	261	18	—	290
Total current liabilities	119	1,192	21	—	1,332
Long-term debt	1,488	104	—	—	1,592
Pension plan liabilities	—	949	—	—	949
Other postretirement plan liabilities	—	509	—	—	509
Workers’ compensation liabilities	—	453	—	—	453
Other long-term liabilities	—	104	—	—	104
Intercompany liabilities	1,414	—	15	(1,429)	—
Total liabilities	3,021	3,311	36	(1,429)	4,939
Stockholders’ equity	1,380	3,495	5	(3,500)	1,380
Total liabilities and stockholders’ equity	$4,401	$6,806	$41	$(4,929)	$6,319

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$980	$4	$6	$—	$990
Accounts receivable, net	—	1,022	16	—	1,038
Inventoried costs, net	—	339	—	—	339
Deferred income taxes	—	129	—	—	129
Prepaid expenses and other current assets	1	48	5	(4)	50
Total current assets	981	1,542	27	(4)	2,546
Property, plant, and equipment, net	—	1,790	2	—	1,792
Goodwill	—	1,026	—	—	1,026
Other purchased intangibles, net	—	547	—	—	547
Pension plan asset	—	17	—	—	17
Long-term deferred tax assets	—	212	—	—	212
Miscellaneous other assets	30	99	—	—	129
Investment in subsidiaries	3,421	—	—	(3,421)	—
Intercompany receivables	—	1,469	—	(1,469)	—
Total assets	$4,432	$6,702	$29	$(4,894)	$6,269
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$265	$4	$—	$269
Accrued employees’ compensation	—	247	1	—	248
Current portion of long-term debt	108	—	—	—	108
Current portion of postretirement plan liabilities	—	143	—	—	143
Current portion of workers’ compensation liabilities	—	221	—	—	221
Advance payments and billings in excess of revenues	—	74	—	—	74
Other current liabilities	15	234	4	(4)	249
Total current liabilities	123	1,184	9	(4)	1,312
Long-term debt	1,488	104	—	—	1,592
Pension plan liabilities	—	939	—	—	939
Other postretirement plan liabilities	—	507	—	—	507
Workers’ compensation liabilities	—	449	—	—	449
Other long-term liabilities	—	105	—	—	105
Intercompany liabilities	1,456	—	13	(1,469)	—
Total liabilities	3,067	3,288	22	(1,473)	4,904
Stockholders’ equity	1,365	3,414	7	(3,421)	1,365
Total liabilities and stockholders’ equity	$4,432	$6,702	$29	$(4,894)	$6,269

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(16)	$(8)	$21	$—	$(3)
Investing Activities
Additions to property, plant, and equipment	—	(19)	(1)	—	(20)
Acquisitions of businesses, net of cash received	—	(6)	—	—	(6)
Proceeds from disposition of assets	—	32	—	—	32
Net funding from (to) parent	—	40	2	(42)	—
Net cash provided by (used in) investing activities	—	47	1	(42)	6
Financing Activities
Dividends paid	(19)	—	—	—	(19)
Repurchases of common stock	(29)	—	—	—	(29)
Employee taxes on certain share-based payment arrangements	—	(54)	—	—	(54)
Excess tax benefit related to stock-based compensation	—	13	—	—	13
Net funding from (to) subsidiary	(42)	—	—	42	—
Net cash provided by (used in) financing activities	(90)	(41)	—	42	(89)
Change in cash and cash equivalents	(106)	(2)	22	—	(86)
Cash and cash equivalents, beginning of period	980	4	6	—	990
Cash and cash equivalents, end of period	$874	$2	$28	$—	$904

	Three Months Ended March 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36)	$(196)	$18	$—	$(214)
Investing Activities
Additions to property, plant, and equipment	—	(24)	—	—	(24)
Acquisitions of businesses, net of cash received	—	(46)	—	—	(46)
Net funding from (to) parent	—	264	—	(264)	—
Net cash provided by (used in) investing activities	—	194	—	(264)	(70)
Financing Activities
Dividends paid	(10)	—	—	—	(10)
Repurchases of common stock	(10)	—	—	—	(10)
Proceeds from stock option exercises	—	1	—	—	1
Excess tax benefit related to stock-based compensation	—	2	—	—	2
Net funding from (to) subsidiary	(264)	—	—	264	—
Net cash provided by (used in) financing activities	(284)	3	—	264	(17)
Change in cash and cash equivalents	(320)	1	18	—	(301)
Cash and cash equivalents, beginning of period	1,042	—	1	—	1,043
Cash and cash equivalents, end of period	$722	$1	$19	$—	$742

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

Business Environment

In August 2011, the Budget Control Act (the "BCA") reduced the DoD top line budget by $487 billion from fiscal year 2012 through 2021. Additionally, because Congress did not identify savings to reduce the U.S. deficit by up to $1.2 trillion prior to March 1, 2013, budgetary sequestration was implemented under the BCA. Sequestration requires an additional reduction from fiscal year 2012 through 2021 of $500 billion for defense spending and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard. In December 2013, the President signed into law the Bipartisan Budget Act, which provided $63 billion in sequestration relief over two years, split evenly between defense and non-defense programs, and set overall discretionary spending at $1.012 trillion for fiscal year 2014 and $1.013 trillion for fiscal year 2015.

Enactment of the Bipartisan Budget Act enabled the House and Senate Appropriations Committees to agree upon appropriations levels across the 12 Appropriations bills for fiscal year 2015, including Defense Appropriations and Homeland Security, and to subsequently pass the Consolidated and Further Continuing Appropriations Act for Fiscal Year 2015 (the "FY 2015 Consolidated Appropriations Act") in December 2014 and the Homeland Security Appropriations Act for Fiscal Year 2015 in March 2015.

The FY 2015 Consolidated Appropriations Act specifically provided funding for procurement of CVN-79 John F. Kennedy, construction of two SSN-774 Virginia-class submarines, advance procurement for the CVN-73 USS George Washington RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, and advance procurement for LHA-7 Tripoli. The FY 2015 Consolidated Appropriations Act also provided $1 billion for the procurement of an additional LPD-17 San Antonio-class ship and RDT&E funding for the Ohio Replacement Program. Additionally, the Homeland Security Appropriations Act for Fiscal Year 2015 provided funding for procurement of NSC-8 Midgett.

While the Fiscal Year 2016 President's Budget Request was delivered to Congress in February 2015, the budget request did not reflect funding reductions required by the Budget Control Act. We cannot predict the impact that the sequestration cuts or other DoD or Homeland Security spending cuts may have on funding for our individual programs.

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

We expect that the DoD execution of its strategy will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its capabilities, while facing additional major budget cuts that began in 2013. While the Bipartisan Budget Act established new budget caps and provided sequestration relief for fiscal years 2014 and 2015, it is unclear how sequestration could impact programs for 2016 and beyond. Budget Control Act spending caps could have a significant impact on future spending plans for defense and non-defense discretionary programs. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations, or cash flows, including revenues, goodwill, and long-lived assets.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, we consider the policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting and goodwill;

•	Litigation, commitments and contingencies;

•	Retirement related plans; and

•	Workers' compensation.

Most of our revenues are derived from long-term contracts for the production of goods and services provided to the federal government, which are accounted for in conformity with GAAP for construction-type and production-type contracts and federal government contractors. We also have other types of contracts, such as services or commercial arrangements for which revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred.

As of March 31, 2015, there had been no other material changes to the above critical accounting policies, estimates, and judgments since December 31, 2014.

Contracts

We generate most of our revenues from long-term U.S. Government contracts for design, production, and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are treated as allowable and allocable costs under the Federal Acquisition Regulations ("FAR") and the U.S. Cost Accounting Standards ("CAS") regulations. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense and advertising costs.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 95% and 98% of our revenues for the three months ended

March 31, 2015 and 2014, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 5% and 2% of our revenues for the three months ended March 31, 2015 and 2014, respectively, were generated from firm fixed-price arrangements.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended
	March 31		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent
Sales and service revenues	$1,570	$1,594	$(24)	(2)%
Cost of product sales and service revenues	1,265	1,287	(22)	(2)%
Income (loss) from operating investments, net	1	2	(1)	(50)%
General and administrative expenses	150	150	—	—%
Operating income (loss)	156	159	(3)	(2)%
Interest expense	23	27	(4)	(15)%
Federal income taxes	46	42	4	10%
Net earnings (loss)	$87	$90	$(3)	(3)%

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

Sales and Service Revenues

Sales and service revenues consisted of the following:

	Three Months Ended
	March 31		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent
Product sales	$1,250	$1,332	$(82)	(6)%
Service revenues	320	262	58	22%
Sales and service revenues	$1,570	$1,594	$(24)	(2)%

Product sales for the three months ended March 31, 2015, decreased $82 million, or 6%, compared with the same period in 2014. Product sales at our Ingalls segment decreased $76 million for the three months ended March 31, 2015, primarily as a result of lower volumes in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher volumes in Surface Combatants. Newport News product sales decreased $6 million for the three months ended March 31, 2015, primarily as a result of lower volumes in Aircraft Carriers, partially offset by higher volumes in Submarines.

Service revenues for the three months ended March 31, 2015, increased $58 million, or 22%, compared with the same period in 2014. Service revenues at our Ingalls segment decreased $2 million for the three months ended March 31, 2015, as a result of lower volumes in Amphibious Assault Ships services. Service revenues at our Newport News segment increased $20 million for the three months ended March 31, 2015, primarily as a result of higher volumes in Fleet Support services. Service revenues at our Other segment for the three months ended March 31, 2015, were $40 million, primarily as a result of the acquisition of UPI.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended
	March 31		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent
Cost of product sales	$985	$1,060	$(75)	(7)%
% of product sales	78.8%	79.6%	—
Cost of service revenues	280	227	53	23%
% of service revenues	87.5%	86.6%	—
Income (loss) from operating investments, net	1	2	(1)	(50)%
General and administrative expenses	150	150	—	—%
% of total sales and service revenues	9.6%	9.4%	—
Cost of sales and service revenues	$1,414	$1,435	$(21)	(1)%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2015, decreased $75 million, or 7%, compared with the same period in 2014. Cost of product sales at our Ingalls segment decreased $70 million for the three months ended March 31, 2015, primarily due to the lower sales volumes described above. Cost of product sales at our Newport News segment decreased $5 million for the three months ended March 31, 2015, primarily as a result of the volume changes described above.

Cost of product sales as a percentage of product sales decreased from 79.6% for the three months ended March 31, 2014, to 78.8% for the three months ended March 31, 2015, primarily driven by risk retirement on Amphibious Assault Ships and year-to-year variances in contract mix.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2015, increased $53 million, or 23%, compared with the same period in 2014. Cost of service revenues at our Ingalls segment decreased $2 million for the three months ended March 31, 2015, consistent with the volume changes described above. Cost of service revenues at our Newport News segment increased $17 million for the three months ended March 31, 2015, primarily as a result of the higher volumes described above, partially offset by year-to-year variances in contract mix. Cost of service revenues at our Other segment was $38 million for the three months ended March 31, 2015, primarily as a result of the acquisition of UPI.

Cost of service revenues as a percentage of service revenues increased from 86.6% for the three months ended March 31, 2014, to 87.5% for the three months ended March 31, 2015, primarily driven by year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended March 31, 2015, decreased $1 million compared with the same period in 2014, as a result of lower equity income from our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three months ended March 31, 2015, remained constant compared with the same period in 2014. General and administrative costs for 2015 were impacted primarily by the inclusion of UPI, offset by favorable changes in the FAS/CAS Adjustment and other costs.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income," which is defined as operating income before the FAS/CAS Adjustment and deferred state income taxes, neither of which affects segment performance. Segment operating income is not a recognized measure under GAAP.  When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, total operating income or any other performance measure presented in accordance with GAAP. It is a metric we use to evaluate our core operating performance.  We believe segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies.

The following table reconciles segment operating income to total operating income:

	Three Months Ended
	March 31		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent
Segment operating income (loss)	$128	$137	$(9)	(7)%
FAS/CAS Adjustment	27	22	5	23%
Deferred state income taxes	1	—	1	—%
Total operating income (loss)	$156	$159	$(3)	(2)%

Segment Operating Income

Segment operating income for the three months ended March 31, 2015 was $128 million, a decrease of $9 million compared with the same period in 2014. The decrease was primarily due to UPI performance, as well as lower volumes in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher volumes in Submarines.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
	March 31		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent
FAS expense	$(42)	$(34)	$(8)	(24)%
CAS cost	69	56	13	23%
FAS/CAS Adjustment	$27	$22	$5	23%

The FAS/CAS Adjustment was a net benefit of $27 million and $22 million for the three months ended March 31, 2015 and 2014, respectively. The favorable change in the FAS/CAS Adjustment of $5 million for the three months ended March 31, 2015, compared to the same period in 2014, was driven by the continued phase-in of Harmonization, favorable 2014 asset returns, and a partial offset due to lower FAS discount rates.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax benefit for the three months ended March 31, 2015, was $1 million, compared to a deferred state tax income benefit of less than $1 million for the same period in 2014. This increase in deferred tax benefit was primarily attributable to changes in pension related adjustments, partially offset by changes in the timing of contract taxable income.

Interest Expense

Interest expense for the three months ended March 31, 2015, decreased to $23 million from $27 million for the same period in 2014, primarily as a result of replacing 6.875% senior notes due March 15, 2018, with 5.000% senior notes due December 15, 2021.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended March 31, 2015, was 34.6%, compared with 31.8% for the same period in 2014. The higher effective tax rate for the three months ended March 31, 2015, was primarily attributable to the non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations during the three months ended March 31, 2014. Our effective tax rate for the three months ended March 31, 2015, differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction. For the three months ended March 31, 2014, our effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Other. We established the Other segment in the second quarter of 2014 to account for certain of our non-shipbuilding commercial activities.

On January 30, 2015, we completed the acquisition of USG. USG's post-acquisition results of operations, financial position, and cash flows are reported within our Newport News segment. On May 30, 2014, we completed the acquisition of UPI. We report the post-acquisition results of operations, financial position, and cash flows of UPI as part of our Other segment. On January 2, 2014, we completed the acquisition of SN3. SN3's post-acquisition results of operations, financial position, and cash flows are reported within our Newport News segment.

Segment operating results are presented in the following table:

	Three Months Ended
	March 31		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent
Sales and Service Revenues
Ingalls	$469	$547	$(78)	(14)%
Newport News	1,061	1,047	14	1%
Other	40	—	40	—%
Total sales and service revenues	$1,570	$1,594	$(24)	(2)%
Operating Income (Loss)
Ingalls	$45	$43	$2	5%
Newport News	93	94	(1)	(1)%
Other	(10)	—	(10)	—%
Total Segment Operating Income (Loss)	128	137	(9)	(7)%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	27	22	5	23%
Deferred state income taxes	1	—	1	—%
Total operating income (loss)	$156	$159	$(3)	(2)%

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

Cumulative Adjustments

For the three months ended March 31, 2015 and 2014, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended
	March 31
($ in millions)	2015	2014
Gross favorable adjustments	$59	$52
Gross unfavorable adjustments	(4)	(8)
Net adjustments	$55	$44

For the three months ended March 31, 2015, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program, the Legend-class NSC program, and LHA-6 USS America. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

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

Ingalls

	Three Months Ended
	March 31		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent
Sales and service revenues	$469	$547	$(78)	(14)%
Segment operating income (loss)	45	43	2	5%
As a percentage of segment sales	9.6%	7.9%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2015, decreased $78 million, or 14%, from the same period in 2014, driven by lower revenues in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher revenues in Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LHA-6 USS America, LPD-27 Portland, and LPD-26 John P. Murtha, partially offset by higher volumes on LHA-7 Tripoli. Revenues on the Legend-class NSC program decreased due to lower volume on NSC-4 USCGC Hamilton, partially offset by higher volume on NSC-7 Kimball. Surface Combatants revenues increased due to higher volumes on DDG-119 Delbert D. Black and DDG-113 John Finn, partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

Segment Operating Income

Ingalls operating income for the three months ended March 31, 2015, was $45 million, compared with $43 million for the same period in 2014. The increase was primarily due to risk retirement on LHA-6 USS America, partially offset by the lower volumes described above.

Newport News

	Three Months Ended
	March 31		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent
Sales and service revenues	$1,061	$1,047	$14	1%
Segment operating income (loss)	93	94	(1)	(1)%
As a percentage of segment sales	8.8%	9.0%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2015, increased $14 million, or 1%, from the same period in 2014, primarily driven by higher revenues in Submarines and Fleet Support services, partially offset by lower revenues in Aircraft Carriers. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block IV boats, partially offset by lower volumes on Block II and Block III boats. Higher revenues in Fleet Support services were primarily due to higher volumes associated with CVN-76 USS Ronald Reagan maintenance. Aircraft Carriers revenues decreased due to lower volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH and the construction contract for CVN-78 Gerald R. Ford, partially offset by higher volumes on the construction preparation contract for CVN-79 John F. Kennedy.

Segment Operating Income

Newport News operating income for the three months ended March 31, 2015, was $93 million, compared with $94 million for the same period in 2014. The decrease was primarily due to lower risk retirement on CVN-78 Gerald R. Ford and lower volumes on Aircraft Carrier RCOH programs, partially offset by higher risk retirement on the SSN-774 Virginia-class submarine program.

Other

Revenues at our Other segment for the three months ended March 31, 2015, were $40 million, primarily due to the acquisition of UPI on May 30, 2014. Other operating loss for the three months ended March 31, 2015, was $10 million.

BACKLOG

Total backlog as of each of March 31, 2015, and December 31, 2014, was approximately $21 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2015, and December 31, 2014:

	March 31, 2015			December 31, 2014
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,356	$1,287	$7,643	$5,609	$1,889	$7,498
Newport News	7,724	6,065	13,789	6,158	7,709	13,867
Other	59	—	59	65	—	65
Total backlog	$14,139	$7,352	$21,491	$11,832	$9,598	$21,430

Approximately 28% of the $21 billion total backlog as of December 31, 2014, is expected to be converted into sales in 2015. U.S. Government orders comprised substantially all of the total backlog as of March 31, 2015, and December 31, 2014.

Awards

The value of new contract awards during the three months ended March 31, 2015, was approximately $1.6 billion. Significant new awards during this period included contracts for construction of NSC-8 Midgett, continued construction for CVN-78 Gerald R. Ford, and advance planning for the CVN-73 USS George Washington RCOH.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Three Months Ended		2015 over
	March 31		2014
($ in millions)	2015	2014	Dollars
Net earnings (loss)	$87	$90	$(3)
Depreciation and amortization	49	63	(14)
Stock-based compensation	4	5	(1)
Excess tax benefit related to stock-based compensation	(13)	(2)	(11)
Deferred income taxes	(1)	8	(9)
Retiree benefit funding less than (in excess of) expense	30	(13)	43
Trade working capital decrease (increase)	(159)	(365)	206
Net cash provided by (used in) operating activities	$(3)	$(214)	$211

Cash Flows

We discuss below our major operating, investing, and financing activities for the three months ended March 31, 2015 and 2014, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2015, was $3 million, compared with $214 million used in operating activities for the same period in 2014. The increase in operating cash flow was primarily due to changes in trade working capital and funding of retiree benefit plans. The change in trade working capital was primarily driven by accounts payable due to timing of payments.

For the three months ended March 31, 2015, we made discretionary contributions to our qualified defined benefit pension plans totaling $2 million, compared with $39 million of discretionary contributions for the same period in 2014. For the year ending December 31, 2015, we expect cash contributions to our qualified defined benefit pension plans to be $99 million, all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2015, was $6 million, compared with $70 million used in the same period in 2014. The increase in investing cash flow was driven by the 2014 acquisition of SN3 and the sale of the Gulfport Composite Center of Excellence in March 2015. For 2015, we expect our capital expenditures for maintenance and sustainment, excluding discretionary projects, to be approximately 2% of annual revenues.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2015, was $89 million, compared with $17 million used in the same period in 2014. The increase was primarily due to an additional $54 million in employee taxes on certain share-based payment arrangements, an additional $19 million of common stock repurchases, and an additional $9 million of cash dividend payments, partially offset by an increase of $11 million in excess tax benefit related to stock compensation.

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

The following table reconciles net cash used in operating activities to free cash flow:

	Three Months Ended		2015 over
	March 31		2014
($ in millions)	2015	2014	Dollars
Net cash provided by (used in) operating activities	$(3)	$(214)	$211
Less:
Capital expenditures	(20)	(24)	4
Free cash flow provided by (used in) operations	$(23)	$(238)	$215

Free cash flow for the three months ended March 31, 2015, increased $215 million compared with the same period in 2014, primarily due to changes in trade working capital and funding of retiree benefit plans.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2015 and 2014, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these new regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2015, we had $30 million in standby letters of credit issued but undrawn and $358 million of surety bonds outstanding.

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

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. DDG-113 John Finn and DDG-114 Ralph Johnson are currently under construction. In June 2013, we were awarded a multi-year contract for construction of five additional DDG-51 Arleigh Burke-class destroyers. The first ship of that award, DDG-117 Paul Ignatius, is currently under construction, and construction of DDG-119 Delbert D. Black is scheduled to begin in 2015. DDG-121 (unnamed) was funded in 2015 and is scheduled to begin construction in 2016.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first four ships have been delivered. NSC-5 James and NSC-6 Munro are under construction, and, in 2014, we were awarded the construction contract for NSC-7 Kimball and an advance procurement contract for NSC-8 Midgett. We began construction on NSC-7 Kimball in 2015. In 2015, we were awarded the construction contract for the NSC-8 Midgett, which is scheduled to begin construction in 2016.

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

SSBN(X) Ohio-class Submarine Replacement Program
Perform, through an agreement with Electric Boat, as design subcontractor for the SSBN(X) Ohio-class replacement boats. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class ballistic missile submarines, which were first introduced into service in 1981. We are currently participating in the design effort and our experience and well-qualified workforce position us for a potential role in the construction effort, although no decisions have been made regarding that aspect of the program. The SSBN Ohio-class includes 14 ballistic missile submarines ("SSBN"). The Ohio Replacement Program currently anticipates 12 new ballistic missile submarines over a 15-year period at a cost of approximately $4 billion to $7 billion each. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. Congress has delayed the start of the first Ohio replacement submarine by two years and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027 with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program may represent an opportunity for us in the future.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of March 31, 2015, we had $395 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of March 31, 2015. Based on the amounts outstanding under our Credit Facility as of March 31, 2015, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $4 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of March 31, 2015, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2015. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We have provided information about legal proceedings in which we are involved in the unaudited condensed consolidated financial statements in Part I, Item 1. In addition to the matters disclosed in Part I, Item 1, we are a party to various investigations, lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually, or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims and other legal proceedings, please see "Risk Factors" in Item 1A below.

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015, as part of a balanced cash deployment strategy. In October 2013, our board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program to October 31, 2017. In October 2014, our board of directors authorized an increase in the stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2]
January 1, 2015 to January 31, 2015	—	$—	—	$342.4
February 1, 2015 to February 28, 2015	357,677	142.35	7,800	341.3
March 1, 2015 to March 31, 2015	202,524	138.96	202,440	313.2
Total	560,201	$141.13	210,240	$313.2
1 We purchased an aggregate of 210,240 shares of our common stock in the open market pursuant to our repurchase program and 349,961 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
2 As of March 31, 2015, we had purchased 3,371,968 shares at an average price of $85.07 per share for a total of $286.8 million since the program's inception.

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

3.3	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 2, 2015).

11	Computation of Per Share Earnings (provided in Note 8 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	May 7, 2015	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Douglass L. Fontaine II
Douglass L. Fontaine II
Corporate Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)