Form 10-Q
period 2015-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2015-08-06
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 31, 2015, 47,819,330 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2015	2014	2015	2014
Sales and service revenues
Product sales	$1,426	$1,433	$2,676	$2,765
Service revenues	319	286	639	548
Total sales and service revenues	1,745	1,719	3,315	3,313
Cost of sales and service revenues
Cost of product sales	972	1,131	1,957	2,191
Cost of service revenues	274	238	554	465
Income (loss) from operating investments, net	2	1	3	3
General and administrative expenses	173	170	323	320
Goodwill impairment	59	—	59	—
Operating income (loss)	269	181	425	340
Other income (expense)
Interest expense	(25)	(29)	(48)	(56)
Earnings (loss) before income taxes	244	152	377	284
Federal income taxes	88	52	134	94
Net earnings (loss)	$156	$100	$243	$190

Basic earnings (loss) per share	$3.22	$2.05	$5.02	$3.88
Weighted-average common shares outstanding	48.5	48.8	48.4	49.0

Diluted earnings (loss) per share	$3.20	$2.04	$4.99	$3.84
Weighted-average diluted shares outstanding	48.8	49.1	48.7	49.5

Dividends declared per share	$0.40	$0.20	$0.80	$0.40

Net earnings (loss) from above	$156	$100	$243	$190
Other comprehensive income (loss)
Change in unamortized benefit plan costs	22	8	44	16
Other	2	1	—	2
Tax benefit (expense) for items of other comprehensive income	(11)	(3)	(18)	(6)
Other comprehensive income (loss), net of tax	13	6	26	12
Comprehensive income (loss)	$169	$106	$269	$202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30 2015	December 31 2014
Assets
Current Assets
Cash and cash equivalents	$960	$990
Accounts receivable, net	1,244	1,038
Inventoried costs, net	319	339
Deferred income taxes	132	129
Prepaid expenses and other current assets	39	50
Total current assets	2,694	2,546
Property, plant, and equipment, net of accumulated depreciation of $1,416 million as of 2015 and $1,351 million as of 2014	1,757	1,792
Goodwill	973	1,026
Other purchased intangibles, net	534	547
Pension plan assets	25	17
Long-term deferred tax asset	204	212
Miscellaneous other assets	125	129
Total assets	$6,312	$6,269
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$269	$269
Accrued employees’ compensation	198	248
Current portion of long-term debt	374	108
Current portion of postretirement plan liabilities	143	143
Current portion of workers’ compensation liabilities	224	221
Advance payments and billings in excess of revenues	117	74
Other current liabilities	264	249
Total current liabilities	1,589	1,312
Long-term debt	1,305	1,592
Pension plan liabilities	866	939
Other postretirement plan liabilities	511	507
Workers’ compensation liabilities	454	449
Other long-term liabilities	102	105
Total liabilities	4,827	4,904
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 52.0 million issued and 48.1 million outstanding as of June 30, 2015, and 51.5 million issued and 48.3 million outstanding as of December 31, 2014	1	1
Additional paid-in capital	1,942	1,959
Retained earnings (deficit)	729	525
Treasury stock	(351)	(258)
Accumulated other comprehensive income (loss)	(836)	(862)
Total stockholders’ equity	1,485	1,365
Total liabilities and stockholders’ equity	$6,312	$6,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2015	2014
Operating Activities
Net earnings (loss)	$243	$190
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	77	97
Amortization of purchased intangibles	13	12
Amortization of debt issuance costs	5	5
Stock-based compensation	21	11
Excess tax benefit related to stock-based compensation	(13)	(15)
Deferred income taxes	(12)	(4)
Proceeds from insurance settlement related to investing activities	(21)	—
Goodwill impairment	59	—
Change in
Accounts receivable	(211)	(38)
Inventoried costs	20	18
Prepaid expenses and other assets	(9)	(14)
Accounts payable and accruals	25	(131)
Retiree benefits	(33)	(73)
Other non-cash transactions, net	(1)	—
Net cash provided by (used in) operating activities	163	58
Investing Activities
Additions to property, plant, and equipment	(49)	(51)
Acquisitions of businesses, net of cash received	(6)	(273)
Proceeds from disposition of assets	32	—
Proceeds from insurance settlement related to investing activities	21	—
Net cash provided by (used in) investing activities	(2)	(324)
Financing Activities
Repayment of long-term debt	(21)	(14)
Dividends paid	(39)	(20)
Repurchases of common stock	(90)	(104)
Employee taxes on certain share-based payment arrangements	(54)	(64)
Proceeds from stock option exercises	—	2
Excess tax benefit related to stock-based compensation	13	15
Net cash provided by (used in) financing activities	(191)	(185)
Change in cash and cash equivalents	(30)	(451)
Cash and cash equivalents, beginning of period	990	1,043
Cash and cash equivalents, end of period	$960	$592
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$131	$94
Cash paid for interest	$45	$52
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$3	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2015 and 2014 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2013	$1	$1,925	$236	$(120)	$(521)	$1,521
Net earnings (loss)	—	—	190	—	—	190
Dividends declared ($0.40 per share)	—	—	(20)	—	—	(20)
Additional paid-in capital	—	(29)	—	—	—	(29)
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Treasury stock activity	—	—	—	(105)	—	(105)
Balance as of June 30, 2014	$1	$1,896	$406	$(225)	$(509)	$1,569

Balance as of December 31, 2014	$1	$1,959	$525	$(258)	$(862)	$1,365
Net earnings (loss)	—	—	243	—	—	243
Dividends declared ($0.80 per share)	—	—	(39)	—	—	(39)
Additional paid-in capital	—	(17)	—	—	—	(17)
Other comprehensive income (loss), net of tax	—	—	—	—	26	26
Treasury stock activity	—	—	—	(93)	—	(93)
Balance as of June 30, 2015	$1	$1,942	$729	$(351)	$(836)	$1,485

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

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and provision of services to the federal government, principally the U.S. Navy. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred, generally based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts that provide for deliveries of a substantial number of similar units, sales are accounted for using units of delivery as the basis to measure progress toward completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company is accounting for one of its contracts under the percentage-of-completion method based on a zero profit margin and will continue such accounting until results can be estimated more precisely. Revenues related to this contract represent less than 1% of the Company's total revenues for the three and six months ended June 30, 2015. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended June 30, 2015 and 2014, net cumulative catch-up adjustments increased operating income by $71 million and $64 million, respectively, and increased diluted earnings per share by $0.94 and $0.84, respectively. For the six months ended June 30, 2015 and 2014, net cumulative catch-up adjustments increased operating income by $126 million and $108 million, respectively, and increased diluted earnings per share by $1.68 and $1.42, respectively. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income in any of these periods.

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

The Company maintains multiple rabbi trusts established to fund certain non-qualified pension plans. These trusts consist of available-for-sale investments primarily in marketable securities. The assets are held at fair value, and a significant majority of investments held in the trusts are valued within Level 1 of the fair value hierarchy and no material amounts are valued within Level 3 of the fair value hierarchy. The rabbi trusts were valued at $47 million and $45 million as of June 30, 2015, and December 31, 2014, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position.

3. ACCOUNTING STANDARDS UPDATES

On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The update requires the presentation of capitalized debt issuance costs as a direct reduction of the related debt liability, consistent with the current required presentation of debt discounts. The standard is effective for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those periods. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

On May 28, 2014, the FASB issued the final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the standard is that "an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The standard provides a five-step analysis of transactions to determine when and how revenue should be recognized. The five steps are: Identify the contract with the customer; Identify the performance obligations in the contract; Determine the transaction price; Allocate the transaction price to the performance obligations; and Recognize revenue when or as each performance obligation is satisfied. The standard also includes disclosure requirements to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, as well as quantitative and qualitative information about significant judgments and changes in the judgments that management made to determine revenue that is recorded. The guidance permits the use of either a retrospective or cumulative effect transition method. As approved, ASU 2014-09 will be effective for public entities for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016 and does not permit early application. On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the FASB's decision, public entities will apply the new revenue standard to annual reporting periods beginning after December 15, 2017, but early adoption for annual reporting periods beginning after December 31, 2016, will be permitted. The Company is currently evaluating the impact that will result from the implementation of ASU 2014-09 on its financial statements and disclosures, contracting and accounting processes, internal controls, and information technology systems.

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

The Defense Contract Audit Agency ("DCAA"), a DoD agency, prepared an initial audit report on the Company's July 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned approximately $25 million, or 8%, of the costs submitted by the Company. In July 2014, the Company received a letter from the Supervisor of Shipbuilding requesting that the Company revise its restructuring proposal to address certain documentation issues identified by the DCAA in order for the Government to make an adequate evaluation of the restructuring proposal. In August 2014, the Company received a letter from the Supervisor of Shipbuilding proposing a joint meeting regarding the treatment of specific costs included in the restructuring proposal and acknowledging that the allowability and allocability of costs will be determined by the Government in an Advanced Agreement in accordance with FAR. The Company submitted a revised proposal in March 2015 to address the concerns of the DCAA and to reflect a revised estimated total cost of $287 million. In July 2015, the Company received a letter from the Supervisor of Shipbuilding requesting that the Company either provide cost estimates to address the Company’s positions related to restructure or file a dispute. The Company responded in July 2015 by addressing the matters raised by the Supervisor of Shipbuilding and recommending the parties continue efforts to seek a mutual resolution.

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

As of June 30, 2015, and December 31, 2014, $192 million and $212 million, respectively, of restructuring and shutdown related costs were capitalized in inventoried costs. As of June 30, 2015, and December 31, 2014, $60 million and $48 million, respectively, of accounts receivable was related to restructuring and shutdown related costs. For each of the three months ended June 30, 2015 and 2014, the Company expensed $14 million of these costs as part of general and administrative expenses. For each of the six months ended June 30, 2015 and 2014, the Company expensed $28 million of these costs as part of general and administrative expenses.

As of June 30, 2015, and December 31, 2014, there were no accrued liabilities for restructuring and shutdown related costs associated with winding down the Avondale facility, and no payments or adjustments were made for the three and six months ended June 30, 2015. The following table summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility for the six months ended June 30, 2014.

($ in millions)
Balance as of December 31, 2013	$14
Payments	(10)
Adjustments	2
Balance as of June 30, 2014	$6

5. GULFPORT

In September 2013, the Company announced the closure of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it completed in August 2014. In connection with this closure, the Company incurred total costs of $54 million, consisting of $52 million in accelerated depreciation of fixed assets and $2 million in personnel, facility shutdown, and other related costs. In July 2014, the Company received a letter from the Supervisor of Shipbuilding taking exception to the Company's treatment of the Gulfport closure costs. On April 10, 2015, the Company submitted recommended accounting alternatives, which the Government is currently evaluating. The inability to recover Gulfport closure costs could result in a material effect on the Company's consolidated financial position, results of operations, or cash flows. As of June 30, 2015, and December 31, 2014, $35 million and $37 million, respectively, of accounts receivable was related to Gulfport closure costs. In March 2015, the Company sold the Gulfport Composite Center of Excellence to the Mississippi State Port Authority for $32 million, resulting in a gain on disposition of $9 million, recorded as a reduction to contract costs in accordance with the terms of the Company’s contracts with the U.S. Government.

6. ACQUISITIONS

On January 30, 2015, the Company acquired, for approximately $6 million in cash, the assets of the Engineering Solutions Division ("ESD") of The Columbia Group. ESD, a leading designer and builder of unmanned underwater vehicles for domestic and international customers, is operating as the Undersea Solutions Group ("USG"). As the U.S. Navy increases employment of unmanned vehicles in both the surface and undersea domains, this acquisition enhances the Company's ability to compete in these markets. In connection with this acquisition, the Company recorded $5 million of goodwill, all of which was allocated to its Newport News segment, primarily attributed to USG's specialized and skilled employees. See Note 11: Goodwill and Other Purchased Intangible Assets. The assets, liabilities, and results of operations of USG are not material to the Company’s consolidated financial position, results of operations, or cash flows. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the fair value of the assets acquired and liabilities assumed.

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

7. STOCKHOLDERS' EQUITY

Treasury Stock - In 2014, the Company's board of directors authorized an increase in the Company's stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2015, the Company repurchased 740,225 shares at a cost of $93 million, of which approximately $3 million was not yet settled for cash as of June 30, 2015. For the six months ended June 30, 2014, the Company repurchased 1,064,813 shares at a cost of $105 million, of which approximately $1 million was not yet settled for cash as of June 30, 2014. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.40 and $0.20 for the three months ended June 30, 2015 and 2014, respectively. The Company declared cash dividends per share of $0.80 and $0.40 for the six months ended June 30, 2015 and 2014, respectively. The Company paid cash dividends totaling $39 million and $20 million for the six months ended June 30, 2015 and 2014, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014, was comprised of unamortized benefit plan costs of $838 million and $864 million, respectively, and other comprehensive income items of $2 million and $2 million, respectively. The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2015 and 2014, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2014	$(518)	$3	$(515)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(2)	—	(2)
Amortization of net actuarial loss (gain)[1]	10	—	10
Tax benefit (expense) for items of other comprehensive income	(3)	—	(3)
Net current period other comprehensive income (loss)	5	1	6
Balance as of June 30, 2014	(513)	4	(509)

Balance as of March 31, 2015	(850)	1	(849)
Other comprehensive income (loss) before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	—	—	—
Amortization of net actuarial loss (gain)[1]	22	—	22
Tax benefit (expense) for items of other comprehensive income	(10)	(1)	(11)
Net current period other comprehensive income (loss)	12	1	13
Balance as of June 30, 2015	$(838)	$2	$(836)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2013	$(523)	$2	$(521)
Other comprehensive income (loss) before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(4)	—	(4)
Amortization of net actuarial loss (gain)[1]	20	—	20
Tax benefit (expense) for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income (loss)	10	2	12
Balance as of June 30, 2014	$(513)	$4	$(509)

Balance as of December 31, 2014	$(864)	$2	$(862)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	—	—	—
Amortization of net actuarial loss (gain)[1]	44	—	44
Tax benefit (expense) for items of other comprehensive income	(18)	—	(18)
Net current period other comprehensive income (loss)	26	—	26
Balance as of June 30, 2015	$(838)	$2	$(836)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2015 and 2014, was $10 million and $3 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014, was $18 million and $6 million, respectively.

8. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2015	2014	2015	2014
Net earnings (loss)	$156	$100	$243	$190

Weighted-average common shares outstanding	48.5	48.8	48.4	49.0
Net dilutive effect of stock options and awards	0.3	0.3	0.3	0.5
Dilutive weighted-average common shares outstanding	48.8	49.1	48.7	49.5

Earnings (loss) per share - basic	$3.22	$2.05	$5.02	$3.88
Earnings (loss) per share - diluted	$3.20	$2.04	$4.99	$3.84

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded the effects of 0.3 million stock options and 0.8 million Restricted Performance Stock Rights ("RPSRs") from the diluted share amounts presented above for the three and six months ended June 30, 2015, respectively. The amounts presented above for the three and six months ended June 30, 2014, exclude the impact of 0.4 million stock options and 1.2 million RPSRs, respectively, under the treasury stock method.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News and Other, consistent with how management makes operating decisions and assesses performance. The Other segment was established in the second quarter of 2014 to account for certain of the Company's non-shipbuilding commercial activities.

The following table presents segment results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2015	2014	2015	2014
Sales and Service Revenues
Ingalls	$546	$572	$1,015	$1,119
Newport News	1,166	1,129	2,227	2,176
Other	35	20	75	20
Intersegment eliminations	(2)	(2)	(2)	(2)
Total sales and service revenues	$1,745	$1,719	$3,315	$3,313
Operating Income (Loss)
Ingalls	$198	$59	$243	$102
Newport News	109	104	202	198
Other	(64)	—	(74)	—
Total segment operating income (loss)	243	163	371	300
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	28	21	55	43
Deferred state income taxes	(2)	(3)	(1)	(3)
Total operating income (loss)	$269	$181	$425	$340

Goodwill Impairment Charge - The operating loss at the Other segment for three and six months ended June 30, 2015, reflects a goodwill impairment charge of $59 million.

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment.

($ in millions)	June 30 2015	December 31 2014
Assets
Ingalls	$1,385	$1,452
Newport News	3,370	3,155
Other	136	210
Corporate	1,421	1,452
Total assets	$6,312	$6,269

10. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	June 30 2015	December 31 2014
Production costs of contracts in process	$226	$248
Raw material inventory	93	91
Total inventoried costs, net	$319	$339

11. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

The Other segment, established in the second quarter of 2014 following the acquisition of UPI, is sensitive to developments in the oil and gas industry. In response to the continued deterioration of the market fundamentals in the oil and gas industry, including the further decline in projected oil and gas prices, significant cutbacks in customers' capital spending plans, and additional project delays by customers, management determined that an impairment test should be performed as of May 31, 2015. The Company’s testing approach utilizes a combination of discounted cash flow analysis and comparative market multiples to determine the fair values of its businesses for comparison to their corresponding book values. After conducting this test, the Company determined that goodwill at its Other segment was impaired by $59 million. The Company determined that no events occurred and no circumstances changed that would more likely than not reduce the fair value of the Company's remaining reporting units below their carrying value as of June 30, 2015.

Accumulated goodwill impairment losses as of June 30, 2015, and December 31, 2014, were $2,861 million and $2,802 million, respectively. The accumulated goodwill impairment losses for Ingalls as of June 30, 2015, and December 31, 2014, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of June 30, 2015, and December 31, 2014, were $1,187 million. The accumulated goodwill impairment losses for the Other segment as of June 30, 2015, and December 31, 2014, were $106 million and $47 million, respectively.

For the six months ended June 30, 2015, the Company recorded $5 million of goodwill related to its acquisition of USG. The Company recorded $150 million and $42 million of goodwill related to its acquisitions of UPI and SN3, respectively, in 2014.

For the six months ended June 30, 2015, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Other	Total
Balance as of December 31, 2014	$175	$748	$103	$1,026
Goodwill impairment	—	—	(59)	(59)
Acquisitions	—	5	—	5
Adjustments	—	—	1	1
Balance as of June 30, 2015	$175	$753	$45	$973

Purchased Intangible Assets

In connection with the UPI purchase in 2014, the Company recorded $41 million of intangible assets pertaining to existing contracts, trademarks, and trade names, which are being amortized using the pattern of benefits method over a weighted-average life of 11 years. In connection with the SN3 purchase in 2014, the Company recorded $6 million of intangible assets pertaining to existing contract backlog, trademarks, and trade names which are being amortized using the pattern of benefits method over a weighted-average life of five years.

The following table summarizes the Company's aggregate purchased intangible assets, which are primarily program related intangible assets.

($ in millions)	June 30 2015	December 31 2014
Gross carrying amount	$986	$986
Accumulated amortization	(452)	(439)
Net carrying amount	$534	$547

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangibles, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $6 million for each of the three months ended June 30, 2015 and 2014, respectively. Aggregate amortization expense was $13 million and $12 million for the six months ended June 30, 2015 and 2014, respectively.

The Company expects amortization expense for purchased intangible assets of approximately $26 million in 2015, $25 million in each of the years 2016 and 2017, and $24 million in each of the years 2018 and 2019.

12. INCOME TAXES

The Company's earnings are principally domestic and its effective tax rates on earnings from operations for the three months ended June 30, 2015 and 2014, were 36.1% and 34.2%, respectively. For the six months ended June 30, 2015 and 2014, the Company's effective tax rates were 35.5% and 33.1%, respectively. The higher effective tax rate for the three months ended June 30, 2015, was primarily attributable to the amount of the goodwill impairment that is not amortizable for income tax purposes. The higher effective tax rate for the six months ended June 30, 2015, was primarily attributable to the amount of the goodwill impairment that is not amortizable for income tax purposes and a non-recurring tax benefit in 2014 resulting from the release of uncertain tax positions due to expiration of the statute of limitations.

For the three and six months ended June 30, 2015, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the amount of the goodwill impairment that is not amortizable for tax purposes, partially offset by the domestic manufacturing deduction. For the three and six months ended June 30, 2014, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations.

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Net deferred tax assets (liabilities) as presented in the unaudited condensed consolidated statements of financial position were as follows:

($ in millions)	June 30 2015	December 31 2014
Net current deferred tax assets	$132	$129
Net non-current deferred tax assets	204	212
Total net deferred tax assets	$336	$341

13. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30 2015	December 31 2014
Term loan due March 30, 2016	$374	$395
Senior notes due March 15, 2021, 7.125%	600	600
Senior notes due December 15, 2021, 5.000%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Total long-term debt	1,679	1,700
Less current portion	374	108
Long-term debt, net of current portion	$1,305	$1,592

Credit Facility - In March 2011, the Company entered into the Credit Facility with third-party lenders. The Credit Facility is comprised of a five-year term loan facility of $575 million, which was funded on March 30, 2011, and a revolving credit facility of $650 million, which may be drawn upon during a period of five years from the date of the funding. The revolving credit facility includes a letter of credit subfacility of $350 million and a swingline loan subfacility of $100 million. In November 2013, the Company amended and restated its existing Credit Facility to provide more favorable pricing terms and more flexibility under the Credit Facility’s restricted payment covenants. The term loan and revolving credit facility have a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio. As of June 30, 2015, the spread was 1.5% and may vary between 1.5% and 2.5%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company's leverage ratio. As of June 30, 2015, this fee rate was 0.25% and may vary between 0.25% and 0.45%. As of June 30, 2015, approximately $30 million in letters of credit were issued but undrawn, and the remaining $620 million of the revolving credit facility was unutilized. On July 13, 2015, the Company used cash on hand to repay all amounts outstanding under the prior credit facility, including $345 million in principal amount of outstanding term loans.

On July 13, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 13, 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the LIBOR plus a spread based upon the Company's leverage ratio, which may vary between 1.25% and 2.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio, which may vary between 0.25% and 0.35%. The Amended Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Amended Credit Facility. Substantially all tangible and intangible material assets of the Borrower and domestic subsidiaries are pledged as collateral under the Amended Credit Facility.

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

Mississippi Economic Development Revenue Bonds - As of June 30, 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of June 30, 2015, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all debt covenants during the six months ended June 30, 2015.

The estimated fair value of the Company's total long-term debt, including current portions, as of June 30, 2015, and December 31, 2014, was $1,750 million and $1,779 million, respectively. The fair value of the Company's long-term debt was calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. In December 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. In February 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. The Company filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters were stayed pending resolution of those motions. On June 3, 2015, the District Court granted the Company’s motion to disqualify Holmes as relator, dismissed the case, and entered final judgment in favor of the Company. On June 9, 2015, Holmes filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit.
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

In June 2015, the DoJ informed the Company that it is investigating the matters disclosed by the Company to the DoD in January 2013. In July 2015, the DoJ requested information from the Company, and the Company is cooperating with the DoJ’s requests and has provided certain information to the DoJ. Depending upon the outcome of this matter, which could result in litigation by the DoJ against the Company, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material effect on its consolidated financial position, results of operations or cash flows. Given the early stage of the Company’s discussions with the DoJ, the Company is currently unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome of this matter.

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

Other Litigation - The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the “Republic”) since 2002 over a contract for the repair, refurbishment and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, the Company filed an arbitral statement of claim asserting breaches of the contract and $173 million in damages plus substantial interest and litigation expenses. In July 2014, the Republic filed in the arbitration a statement of defense denying all the Company’s allegations and a counterclaim alleging late redelivery of the frigates, unfinished work and breach of warranty and asserting damages of $61 million plus interest. An arbitration hearing was held in January 2015, and the Company cannot predict when the arbitration panel will render a decision. No assurances can be provided regarding the ultimate outcome of this matter.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues not contractually agreed to between the customer and the Company for matters such as settlements in the process of negotiation, contract changes, claims and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2015, the recognized amounts related to claims and requests for equitable adjustment are not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of June 30, 2015, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2015, the probable future cost for environmental remediation is $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2015, the Company had $30 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $358 million of surety bonds outstanding.

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

16. IMPACTS FROM HURRICANES

In August 2005, the Company's Ingalls operations were significantly impacted by Hurricane Katrina, and the Company's shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the Company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. At the time of the storm, the Company had an insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The Company recovered a portion of its Hurricane Katrina claim from certain of its participating program insurers in prior periods. In 2013, the Company resolved litigation against its remaining insurer, Factory Mutual Insurance Company ("FM Global"), arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. Under the settlement agreement with FM Global, in the third quarter of 2013 FM Global made a cash payment of $180 million to the Company and the Company released its claim against FM Global, resulting in a total recovery from the Company's insurers of $677.5 million for its Hurricane Katrina claim. The $180 million was recorded as an insurance recovery gain in operating income in the third quarter of 2013.

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

In January 2011, the Company, through a predecessor-in-interest, filed suit in Superior Court in California against Aon Risk Insurance Services West, Inc. ("Aon"), which acted as broker to the predecessor-in-interest in connection with the policy with FM Global, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as declaratory relief. Those included damages unrecovered from FM Global plus costs, legal fees and expenses incurred in the lawsuit against FM Global, as well as interest. In January 2014, the Company amended its complaint to allege fraud and seek punitive damages.

On May 29, 2015, the Company and Aon entered into a settlement agreement, pursuant to which Aon made a cash payment of $150 million to the Company and the Company released its claim against Aon. The $150 million settlement was recorded as a gain in operating income in the second quarter of 2015. Based on the previously executed MOU and COFD, the Company has recorded a credit to the U.S. Government, which resulted in a reduction in operating income of $14 million in the current period. Should the U.S. Government disagree with the Company’s allocation of proceeds, the Company may be required to allocate additional amounts to the U.S. Government. The $150 million gain and allowable cost credit resulted in a net favorable impact to operating income for each of the three and six months ended June 30, 2015, of $136 million.

17. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension and postretirement benefit plans and defined contribution pension benefit plans to eligible employees.

The cost of the Company's defined benefit pension plans and other postretirement plans for the three and six months ended June 30, 2015 and 2014, was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$37	$34	$4	$3	$74	$68	$7	$6
Interest cost	60	62	6	7	121	123	13	15
Expected return on plan assets	(87)	(81)	—	—	(175)	(161)	—	—
Amortization of prior service cost (credit)	5	4	(5)	(6)	10	9	(10)	(13)
Amortization of net actuarial loss (gain)	22	10	—	—	43	20	1	—
Net periodic benefit cost	$37	$29	$5	$4	$73	$59	$11	$8

The Company made the following contributions to its pension and other postretirement plans for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30
($ in millions)	2015	2014
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	99	123
Non-qualified	2	2
Other benefit plans	16	16
Total contributions	$117	$141

As of June 30, 2015, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2015.

18. STOCK COMPENSATION PLANS

During the six months ended June 30, 2015 and 2014, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2015, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $142.34. These rights are subject to cliff vesting on December 31, 2017. For the six months ended June 30, 2014, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $98.09. These rights are subject to cliff vesting on December

31, 2016. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

For the six months ended June 30, 2015 and 2014, 0.8 million and 1.5 million stock awards, respectively, vested, of which approximately 0.3 million and 0.6 million, respectively, were transferred to the Company from employees in satisfaction of minimum tax withholding obligations for each of the six months ended June 30, 2015 and 2014.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2015:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	893	$75.73	1.0

The following table summarizes the status of the Company's stock option awards as of June 30, 2015:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at June 30, 2015	537	$33.85	1.1	$44

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended June 30, 2015 and 2014, of $17 million and $6 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the six months ended June 30, 2015 and 2014, of $21 million and $11 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014, of $7 million and $2 million, respectively. Tax benefits for stock-based compensation recognized for the six months ended June 30, 2015 and 2014, were $8 million and $4 million, respectively.

Unrecognized Compensation Expense

As of June 30, 2015, the Company had $1 million of unrecognized compensation expense associated with the RSRs granted in 2015 and 2014, which will be recognized over a weighted average period of 1.6 years, and $35 million of unrecognized expense associated with the RPSRs granted in 2015, 2014, and 2013, which will be recognized over a weighted average period of 1.1 years.

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
Set forth below are the unaudited condensed consolidating statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, unaudited condensed consolidating statements of financial position as of June 30, 2015, and December 31, 2014, and the unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, for HII, its aggregated subsidiary guarantors and its aggregated non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30, 2015
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,426	$—	$—	$1,426
Service revenues	—	310	18	(9)	319
Total sales and service revenues	—	1,736	18	(9)	1,745
Cost of sales and service revenues
Cost of product sales	—	972	—	—	972
Cost of service revenues	—	266	17	(9)	274
Income (loss) from operating investments, net	—	2	—	—	2
General and administrative expenses	—	171	2	—	173
Goodwill impairment	—	59	—	—	59
Operating income (loss)	—	270	(1)	—	269
Interest expense	(23)	(2)	—	—	(25)
Equity in earnings (loss) of subsidiaries	171	—	—	(171)	—
Earnings (loss) before income taxes	148	268	(1)	(171)	244
Federal income taxes	(8)	96	—	—	88
Net earnings (loss)	$156	$172	$(1)	$(171)	$156
Other comprehensive income (loss), net of tax	13	12	1	(13)	13
Comprehensive income (loss)	$169	$184	$—	$(184)	$169

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$1,433	$—	$—	$1,433
Service revenues	—	281	13	(8)	286
Total sales and service revenues	—	1,714	13	(8)	1,719
Cost of sales and service revenues
Cost of product sales	—	1,131	—	—	1,131
Cost of service revenues	—	234	12	(8)	238
Income (loss) from operating investments, net	—	1	—	—	1
General and administrative expenses	—	170	—	—	170
Operating income (loss)	—	180	1	—	181
Interest expense	(27)	(2)	—	—	(29)
Equity in earnings (loss) of subsidiaries	118	—	—	(118)	—
Earnings (loss) before income taxes	91	178	1	(118)	152
Federal income taxes	(9)	61	—	—	52
Net earnings (loss)	$100	$117	$1	$(118)	$100
Other comprehensive income (loss), net of tax	6	6	—	(6)	6
Comprehensive income (loss)	$106	$123	$1	$(124)	$106

	Six Months Ended June 30, 2015
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$2,676	$—	$—	$2,676
Service revenues	—	619	29	(9)	639
Total sales and service revenues	—	3,295	29	(9)	3,315
Cost of sales and service revenues
Cost of product sales	—	1,957	—	—	1,957
Cost of service revenues	—	537	26	(9)	554
Income (loss) from operating investments, net	—	3	—	—	3
General and administrative expenses	—	318	5	—	323
Goodwill impairment	—	59	—	—	59
Operating income (loss)	—	427	(2)	—	425
Interest expense	(45)	(3)	—	—	(48)
Equity in earnings (loss) of subsidiaries	272	—	—	(272)	—
Earnings (loss) before income taxes	227	424	(2)	(272)	377
Federal income taxes	(16)	150	—	—	134
Net earnings (loss)	$243	$274	$(2)	$(272)	$243
Other comprehensive income (loss), net of tax	26	27	(1)	(26)	26
Comprehensive income (loss)	$269	$301	$(3)	$(298)	$269

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended June 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and service revenues
Product sales	$—	$2,765	$—	$—	$2,765
Service revenues	—	543	15	(10)	548
Total sales and service revenues	—	3,308	15	(10)	3,313
Cost of sales and service revenues
Cost of product sales	—	2,191	—	—	2,191
Cost of service revenues	—	461	14	(10)	465
Income (loss) from operating investments, net	—	3	—	—	3
General and administrative expenses	—	320	—	—	320
Operating income (loss)	—	339	1	—	340
Interest expense	(52)	(4)	—	—	(56)
Equity in earnings (loss) of subsidiaries	225	—	—	(225)	—
Earnings (loss) before income taxes	173	335	1	(225)	284
Federal income taxes	(17)	111	—	—	94
Net earnings (loss)	$190	$224	$1	$(225)	$190
Other comprehensive income (loss), net of tax	12	12	—	(12)	12
Comprehensive income (loss)	$202	$236	$1	$(237)	$202

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	June 30, 2015
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$946	$1	$13	$—	$960
Accounts receivable, net	—	1,236	8	—	1,244
Inventoried costs, net	—	319	—	—	319
Deferred income taxes	—	132	—	—	132
Prepaid expenses and other current assets	—	38	13	(12)	39
Total current assets	946	1,726	34	(12)	2,694
Property, plant, and equipment, net	—	1,755	2	—	1,757
Goodwill	—	973	—	—	973
Other purchased intangibles, net	—	534	—	—	534
Pension plan asset	—	25	—	—	25
Long-term deferred tax asset	—	204	—	—	204
Miscellaneous other assets	25	100	—	—	125
Investment in subsidiaries	3,703	—	—	(3,703)	—
Intercompany receivables	—	1,614	—	(1,614)	—
Total assets	$4,674	$6,931	$36	$(5,329)	$6,312
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$267	$2	$—	$269
Accrued employees’ compensation	—	197	1	—	198
Current portion of long-term debt	374	—	—	—	374
Current portion of postretirement plan liabilities	—	143	—	—	143
Current portion of workers’ compensation liabilities	—	224	—	—	224
Advance payments and billings in excess of revenues	—	117	—	—	117
Other current liabilities	18	246	12	(12)	264
Total current liabilities	392	1,194	15	(12)	1,589
Long-term debt	1,200	105	—	—	1,305
Pension plan liabilities	—	866	—	—	866
Other postretirement plan liabilities	—	511	—	—	511
Workers’ compensation liabilities	—	454	—	—	454
Other long-term liabilities	—	102	—	—	102
Intercompany liabilities	1,597	—	17	(1,614)	—
Total liabilities	3,189	3,232	32	(1,626)	4,827
Stockholders’ equity	1,485	3,699	4	(3,703)	1,485
Total liabilities and stockholders’ equity	$4,674	$6,931	$36	$(5,329)	$6,312

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$980	$4	$6	$—	$990
Accounts receivable, net	—	1,022	16	—	1,038
Inventoried costs, net	—	339	—	—	339
Deferred income taxes	—	129	—	—	129
Prepaid expenses and other current assets	1	48	5	(4)	50
Total current assets	981	1,542	27	(4)	2,546
Property, plant, and equipment, net	—	1,790	2	—	1,792
Goodwill	—	1,026	—	—	1,026
Other purchased intangibles, net	—	547	—	—	547
Pension plan asset	—	17	—	—	17
Long-term deferred tax assets	—	212	—	—	212
Miscellaneous other assets	30	99	—	—	129
Investment in subsidiaries	3,421	—	—	(3,421)	—
Intercompany receivables	—	1,469	—	(1,469)	—
Total assets	$4,432	$6,702	$29	$(4,894)	$6,269
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$—	$265	$4	$—	$269
Accrued employees’ compensation	—	247	1	—	248
Current portion of long-term debt	108	—	—	—	108
Current portion of postretirement plan liabilities	—	143	—	—	143
Current portion of workers’ compensation liabilities	—	221	—	—	221
Advance payments and billings in excess of revenues	—	74	—	—	74
Other current liabilities	15	234	4	(4)	249
Total current liabilities	123	1,184	9	(4)	1,312
Long-term debt	1,488	104	—	—	1,592
Pension plan liabilities	—	939	—	—	939
Other postretirement plan liabilities	—	507	—	—	507
Workers’ compensation liabilities	—	449	—	—	449
Other long-term liabilities	—	105	—	—	105
Intercompany liabilities	1,456	—	13	(1,469)	—
Total liabilities	3,067	3,288	22	(1,473)	4,904
Stockholders’ equity	1,365	3,414	7	(3,421)	1,365
Total liabilities and stockholders’ equity	$4,432	$6,702	$29	$(4,894)	$6,269

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(25)	$184	$4	$—	$163
Investing Activities
Additions to property, plant, and equipment	—	(48)	(1)	—	(49)
Proceeds from insurance settlement related to investing activities	—	21	—	—	21
Acquisitions of businesses, net of cash received	—	(6)	—	—	(6)
Proceeds from disposition of assets	—	32	—	—	32
Net funding from (to) parent	—	(145)	—	145	—
Net cash provided by (used in) investing activities	—	(146)	(1)	145	(2)
Financing Activities
Repayment of long-term debt	(21)	—	—	—	(21)
Dividends paid	(39)	—	—	—	(39)
Repurchases of common stock	(90)	—	—	—	(90)
Employee taxes on certain share-based payment arrangements	—	(54)	—	—	(54)
Excess tax benefit related to stock-based compensation	—	13	—	—	13
Net funding from (to) subsidiary/parent	141	—	4	(145)	—
Net cash provided by (used in) financing activities	(9)	(41)	4	(145)	(191)
Change in cash and cash equivalents	(34)	(3)	7	—	(30)
Cash and cash equivalents, beginning of period	980	4	6	—	990
Cash and cash equivalents, end of period	$946	$1	$13	$—	$960

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014
($ in millions)	Huntington Ingalls Industries, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36)	$95	$(1)	$—	$58
Investing Activities
Additions to property, plant, and equipment	—	(51)	—	—	(51)
Proceeds from insurance settlement related to investing activities	—	—	—	—	—
Acquisitions of businesses, net of cash received	—	(276)	3	—	(273)
Net funding from (to) parent	—	281	—	(281)	—
Net cash provided by (used in) investing activities	—	(46)	3	(281)	(324)
Financing Activities
Repayment of long-term debt	(14)	—	—	—	(14)
Dividends paid	(20)	—	—	—	(20)
Repurchases of common stock	(104)	—	—	—	(104)
Employee taxes on certain share-based payment arrangements	—	(64)	—	—	(64)
Proceeds from stock option exercises	—	2	—	—	2
Excess tax benefit related to stock-based compensation	—	15	—	—	15
Net funding from (to) subsidiary	(281)	—	—	281	—
Net cash provided by (used in) financing activities	(419)	(47)	—	281	(185)
Change in cash and cash equivalents	(455)	2	2	—	(451)
Cash and cash equivalents, beginning of period	1,042	—	1	—	1,043
Cash and cash equivalents, end of period	$587	$2	$3	$—	$592

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

The FY 2015 Consolidated Appropriations Act specifically provided funding for procurement of CVN-79 John F. Kennedy, construction of two SSN-774 Virginia-class submarines, advance procurement for the CVN-73 USS George Washington RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, and advance procurement for LHA-7 Tripoli. The FY 2015 Consolidated Appropriations Act also provided $1 billion for the procurement of an additional LPD-17 San Antonio-class ship and Research, Development, Test and Evaluation funding for the Ohio Replacement Program. Additionally, the Homeland Security Appropriations Act for Fiscal Year 2015 provided funding for procurement of NSC-8 Midgett.

While the Fiscal Year 2016 President's Budget Request was delivered to Congress in February 2015, the budget request did not reflect funding reductions required by the Budget Control Act. Congress is proceeding with consideration of DoD and Homeland Security authorization and appropriations bills for fiscal year 2016, but final passage and enactment of these measures remains contingent upon agreement regarding spending levels for defense and non-defense discretionary accounts. We cannot predict the impact that the sequestration cuts or other DoD or Homeland Security spending cuts may have on funding for our individual programs.

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

Most of our revenues are derived from long-term contracts for the production of goods and services provided to the federal government, which are accounted for in conformity with GAAP for construction-type and production-type contracts and federal government contractors. We also have other types of contracts, such as services or commercial arrangements, for which revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred.

As of June 30, 2015, there had been no other material changes to the above critical accounting policies, estimates, and judgments since December 31, 2014.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 95% of our revenues for the three and six months ended June 30, 2015, and approximately 97% of our revenues for the three and six months ended June 30, 2014, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation, and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 5% of our revenues for the three and six months ended June 30, 2015, and approximately 3% of our revenues for the three and six months ended June 30, 2014, were generated from firm fixed-price arrangements.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2015 over 2014		June 30		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Sales and service revenues	$1,745	$1,719	$26	2%	$3,315	$3,313	$2	—%
Cost of product sales and service revenues	1,246	1,369	(123)	(9)%	2,511	2,656	(145)	(5)%
Income (loss) from operating investments, net	2	1	1	100%	3	3	—	—%
General and administrative expenses	173	170	3	2%	323	320	3	1%
Goodwill impairment	59	—	59	—%	59	—	59	—%
Operating income (loss)	269	181	88	49%	425	340	85	25%
Interest expense	25	29	(4)	(14)%	48	56	(8)	(14)%
Federal income taxes	88	52	36	69%	134	94	40	43%
Net earnings (loss)	$156	$100	$56	56%	$243	$190	$53	28%

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

Sales and Service Revenues

Sales and service revenues consisted of the following:

	Three Months Ended				Six Months Ended
	June 30		2015 over 2014		June 30		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Product sales	$1,426	$1,433	$(7)	—%	$2,676	$2,765	$(89)	(3)%
Service revenues	319	286	33	12%	639	548	91	17%
Sales and service revenues	$1,745	$1,719	$26	2%	$3,315	$3,313	$2	—%

Product sales for the three months ended June 30, 2015, decreased $7 million, or less than 1%, compared with the same period in 2014. Product sales for the six months ended June 30, 2015, decreased $89 million, or 3%, compared with the same period in 2014. Product sales at our Ingalls segment decreased $27 million and $103 million for the three and six months ended June 30, 2015, respectively, primarily as a result of lower volumes in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher volumes in Surface Combatants. Newport News product sales increased $20 million and $14 million for the three and six months ended June 30, 2015, respectively, primarily as a result of higher volumes in Submarines, partially offset by lower volumes in Aircraft Carriers.

Service revenues for the three months ended June 30, 2015, increased $33 million, or 12%, compared with the same period in 2014. Service revenues for the six months ended June 30, 2015, increased $91 million, or 17%, compared with the same period in 2014. Service revenues at our Ingalls segment increased $1 million for the three months ended June 30, 2015, as a result of higher volumes in Surface Combatants services. Service revenues at our Ingalls segment decreased $1 million for the six months ended June 30, 2015, as a result of lower volumes in Amphibious Assault Ships services. Service revenues at our Newport News segment increased $17 million and $37 million for the three and six months ended June 30, 2015, respectively, primarily as a result of higher volumes in Fleet Support services and Submarine Engineering. Service revenues at our Other segment for the three and six months ended June 30, 2015, increased $15 million and $55 million, respectively, primarily as a result of the acquisition of UPI in May 2014.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30		2015 over 2014		June 30		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Cost of product sales	$972	$1,131	$(159)	(14)%	$1,957	$2,191	$(234)	(11)%
% of product sales	68.2%	78.9%	—		73.1%	79.2%	—
Cost of service revenues	274	238	36	15%	554	465	89	19%
% of service revenues	85.9%	83.2%	—		86.7%	84.9%	—
Income (loss) from operating investments, net	2	1	1	100%	3	3	—	—%
General and administrative expenses	173	170	3	2%	323	320	3	1%
% of total sales and service revenues	9.9%	9.9%	—		9.7%	9.7%	—
Goodwill impairment	59	—	59	—%	59	—	59	—%
Cost of sales and service revenues	$1,476	$1,538	$(62)	(4)%	$2,890	$2,973	$(83)	(3)%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2015, decreased $159 million, or 14%, compared with the same period in 2014. Cost of product sales for the six months ended June 30, 2015, decreased $234 million, or 11%, compared with the same period in 2014. Cost of product sales at our Ingalls segment decreased $160 million and $230 million for the three and six months ended June 30, 2015, respectively, primarily due to the settlement of the Aon litigation and the lower sales volumes described above. Cost of product sales at our Newport News segment increased $1 million for the three months ended June 30, 2015, primarily as a result of the volume changes described above. Cost of product sales at our Newport News segment decreased $4 million for the six months ended June 30, 2015, primarily as a result of the volume changes described above and year-to-year variances in contract mix.

Cost of product sales as a percentage of product sales decreased from 78.9% for the three months ended June 30, 2014, to 68.2% for the three months ended June 30, 2015, primarily driven by the settlement of the Aon litigation, higher performance in Submarines and year-to-year variances in contract mix, partially offset by lower performance in Aircraft Carriers. Cost of product sales as a percentage of product sales decreased from 79.2% for the six months ended June 30, 2014, to 73.1% for the six months ended June 30, 2015, primarily driven by the settlement of the Aon litigation, higher performance in Submarines and year-to-year variances in contract mix, partially offset by lower performance in Aircraft Carriers.

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2015, increased $36 million, or 15%, compared with the same period in 2014. Cost of service revenues for the six months ended June 30, 2015, increased $89 million, or 19%, compared with the same period in 2014. Cost of service revenues at our Ingalls segment increased $2 million for the three months ended June 30, 2015, consistent with the volume changes described above. Cost of service revenues at our Ingalls segment for the six months ended June 30, 2015, remained constant compared with the same period in 2014, consistent with the volume changes described above. Cost of service revenues at our Newport News segment increased $17 million and $34 million for the three and six months ended June 30, 2015, respectively, primarily as a result of the higher volumes described above. Cost of service revenues at our Other segment increased $17 million and $55 million for the three and six months ended June 30, 2015, primarily as a result of the acquisition of UPI in May 2014.

Cost of service revenues as a percentage of service revenues increased from 83.2% for the three months ended June 30, 2014, to 85.9% for the three months ended June 30, 2015, primarily driven by year-to-year variances in contract mix and lower performance in Aircraft Carriers services. Cost of service revenues as a percentage of service revenues increased from 84.9% for the six months ended June 30, 2014, to 86.7% for the six months ended June 30, 2015, primarily driven by year-to-year variances in contract mix and lower performance in Aircraft Carriers services.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended June 30, 2015, increased $1 million compared with the same period in 2014, as a result of higher equity income from our Savannah River Nuclear Solutions, LLC investment. Income from operating investments, net for the six months ended June 30, 2015, remained constant compared with the same period in 2014.

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

General and administrative expenses for the three and six months ended June 30, 2015, increased $3 million compared with the same periods in 2014. General and administrative costs for 2015 were impacted primarily by the inclusion of UPI and higher state tax expense, partially offset by favorable changes in the FAS/CAS Adjustment and other costs.

Goodwill Impairment

The Other segment, established in the second quarter of 2014 following the acquisition of UPI, is sensitive to developments in the oil and gas industry. In response to the continued deterioration of the market fundamentals in the oil and gas industry, including the further decline in projected oil and gas prices, significant cutbacks in customers' capital spending plans, and additional project delays by customers, we determined that an impairment test should be performed as of May 31, 2015. After conducting this test, we recorded a goodwill impairment charge of $59 million in our Other segment for the three and six months ended June 30, 2015.

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

The following table reconciles segment operating income to total operating income:

	Three Months Ended				Six Months Ended
	June 30		2015 over 2014		June 30		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Segment operating income (loss)	$243	$163	$80	49%	$371	$300	$71	24%
FAS/CAS Adjustment	28	21	7	33%	55	43	12	28%
Deferred state income taxes	(2)	(3)	1	33%	(1)	(3)	2	67%
Total operating income (loss)	$269	$181	$88	49%	$425	$340	$85	25%

Segment Operating Income

Segment operating income for the three months ended June 30, 2015, was $243 million, an increase of $80 million compared with the same period in 2014. Segment operating income for the six months ended June 30, 2015, was $371 million, an increase of $71 million compared with the same period in 2014. The increases were primarily due to the settlement of the Aon litigation and higher performance in Submarines, partially offset by the goodwill impairment charge in the Other segment and lower performance in Aircraft Carriers.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended				Six Months Ended
	June 30		2015 over 2014		June 30		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
FAS expense	$(42)	$(33)	$(9)	(27)%	$(84)	$(67)	$(17)	(25)%
CAS cost	70	54	16	30%	139	110	29	26%
FAS/CAS Adjustment	$28	$21	$7	33%	$55	$43	$12	28%

The FAS/CAS Adjustment was a net benefit of $28 million and $21 million for the three months ended June 30, 2015 and 2014, respectively. The FAS/CAS Adjustment was a net benefit of $55 million and $43 million for the six months ended June 30, 2015 and 2014, respectively. The favorable changes in the FAS/CAS Adjustment of $7 million and $12 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, were driven by the continued phase-in of Harmonization, favorable 2014 asset returns, and a partial offset due to lower FAS discount rates.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense for the three months ended June 30, 2015, was $2 million, compared to a deferred state income tax expense of $3 million for the same period in 2014. Deferred state income tax expense for the six months ended June 30, 2015, was $1 million, compared to a deferred state income tax expense of $3 million for the same period in 2014. This decrease in deferred tax expense was primarily attributable to changes in pension related adjustments, partially offset by changes in book depreciation and the timing of contract taxable income.

Interest Expense

Interest expense for the three months ended June 30, 2015, decreased to $25 million from $29 million for the same period in 2014, primarily as a result of replacing 6.875% senior notes due March 15, 2018, with 5.000% senior notes due December 15, 2021. Interest expense for the six months ended June 30, 2015, decreased to $48 million from $56 million for the same period in 2014, primarily as a result of replacing 6.875% senior notes due March 15, 2018, with 5.000% senior notes due December 15, 2021.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended June 30, 2015, was 36.1%, compared with 34.2% for the same period in 2014. Our effective tax rate on earnings from operations for the six months ended June 30, 2015, was 35.5%, compared with 33.1% for the same period in 2014. The higher effective tax rate for the three months ended June 30, 2015, was primarily attributable to the amount of the goodwill impairment that is not amortizable for income tax purposes. The higher effective tax rate for the six months ended June 30, 2015, was primarily attributable to the amount of the goodwill impairment that is not amortizable for income tax purposes and a non-recurring tax benefit in 2014 resulting from the release of uncertain tax positions due to expiration of the statute of limitations. Our effective tax rates for the three and six months ended June 30, 2015, differed from the federal statutory rate primarily as a result of the amount of the goodwill impairment that is not amortizable for income tax purposes, partially offset by the domestic manufacturing deduction. For the three and six months ended June 30, 2014, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and a non-recurring tax benefit resulting from the release of uncertain tax positions due to expiration of the statute of limitations.

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

Segment operating results are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2015 over 2014		June 30		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Sales and Service Revenues
Ingalls	$546	$572	$(26)	(5)%	$1,015	$1,119	$(104)	(9)%
Newport News	1,166	1,129	37	3%	2,227	2,176	51	2%
Other	35	20	15	75%	75	20	55	275%
Intersegment eliminations	(2)	(2)	—	—%	(2)	(2)	—	—%
Total sales and service revenues	$1,745	$1,719	$26	2%	$3,315	$3,313	$2	—%
Operating Income (Loss)
Ingalls	$198	$59	$139	236%	$243	$102	$141	138%
Newport News	109	104	5	5%	202	198	4	2%
Other	(64)	—	(64)	—%	(74)	—	(74)	—%
Total Segment Operating Income (Loss)	243	163	80	49%	371	300	71	24%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	28	21	7	33%	55	43	12	28%
Deferred state income taxes	(2)	(3)	1	33%	(1)	(3)	2	67%
Total operating income (loss)	$269	$181	$88	49%	$425	$340	$85	25%

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

Cumulative Adjustments

For the three and six months ended June 30, 2015 and 2014, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2015	2014	2015	2014
Gross favorable adjustments	$92	$75	$151	$127
Gross unfavorable adjustments	(21)	(11)	(25)	(19)
Net adjustments	$71	$64	$126	$108

For the three months ended June 30, 2015, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program and the Legend-class NSC program, as well as contract impacts of the Aon litigation settlement. During the same period, unfavorable cumulative catch-up adjustments were primarily related to lower performance on CVN-78 Gerald R. Ford. For the six months ended June 30, 2015, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program, the Legend-class NSC program, and the LPD-17 San Antonio-class program, including delivered LPD ships, as well as contract impacts of the Aon litigation settlement. During the same period, unfavorable cumulative catch-up adjustments included lower performance on CVN-78 Gerald R. Ford.

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

Ingalls

	Three Months Ended				Six Months Ended
	June 30		2015 over 2014		June 30		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Sales and service revenues	$546	$572	$(26)	(5)%	$1,015	$1,119	$(104)	(9)%
Segment operating income (loss)	198	59	139	236%	243	102	141	138%
As a percentage of segment sales	36.3%	10.3%			23.9%	9.1%

Sales and Service Revenues

Ingalls revenues for the three months ended June 30, 2015, decreased $26 million, or 5%, from the same period in 2014, driven by lower revenues in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher revenues in Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LPD-26 John P. Murtha and LPD-27 Portland, partially offset by higher volume on LHA-7 Tripoli. Revenues on the Legend-class NSC program decreased due to lower volume on NSC-4 USCGC Hamilton, partially offset by higher volumes on NSC-8 Midgett and NSC-7 Kimball. Surface Combatants revenues increased due to higher volumes on DDG-121 (unnamed), DDG-119 Delbert D. Black, and DDG-117 Paul Ignatius, partially offset by lower volumes on delivered ships in the DDG-1000 Zumwalt-class destroyer program.

Ingalls revenues for the six months ended June 30, 2015, decreased $104 million, or 9%, from the same period in 2014, driven by lower revenues in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher revenues in Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LHA-6 USS America, LPD-26 John P. Murtha, and LPD-27 Portland, partially offset by higher volume on LHA-7 Tripoli. Revenues on the Legend-class NSC program decreased due to lower volume on NSC-4 USCGC Hamilton, partially offset by higher volumes on NSC-7 Kimball and NSC-8 Midgett. Surface Combatants revenues increased due to higher volumes on DDG-119 Delbert D. Black, DDG-121 (unnamed), and DDG-113 John Finn, partially offset by lower volumes on delivered ships in the DDG-1000 Zumwalt-class destroyer program.

Segment Operating Income

Ingalls operating income for the three months ended June 30, 2015, was $198 million, compared with $59 million for the same period in 2014, and, for the six months ended June 30, 2015, was $243 million, compared with $102 million for the same period in 2014. The increases were primarily due to the Aon litigation settlement, partially offset by the lower volumes described above.

Newport News

	Three Months Ended				Six Months Ended
	June 30		2015 over 2014		June 30		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Sales and service revenues	$1,166	$1,129	$37	3%	$2,227	$2,176	$51	2%
Segment operating income (loss)	109	104	5	5%	202	198	4	2%
As a percentage of segment sales	9.3%	9.2%			9.1%	9.1%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2015, increased $37 million, or 3%, from the same period in 2014, primarily driven by higher revenues in Submarines and Fleet Support services, partially offset by lower revenues in Aircraft Carriers. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block IV boats, partially offset by lower volumes on Block III boats. Higher revenues in Fleet Support services were primarily due to higher volumes associated with Aircraft Carrier support services. Aircraft Carriers revenues decreased due to lower volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH and the construction contract for CVN-78 Gerald R. Ford, partially offset by higher volume on the construction preparation contract for CVN-79 John F. Kennedy.

Newport News revenues for the six months ended June 30, 2015, increased $51 million, or 2%, from the same period in 2014, primarily driven by higher revenues in Submarines and Fleet Support services, partially offset by lower revenues in Aircraft Carriers. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block IV boats, partially offset by lower volumes on Block III and Block II boats. Higher revenues in Fleet Support services were primarily due to higher volumes associated with Aircraft Carrier support services. Aircraft Carriers revenues decreased due to lower volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH and the construction contract for CVN-78 Gerald R. Ford, partially offset by higher volume on the construction preparation contract for CVN-79 John F. Kennedy.

Segment Operating Income

Newport News operating income for the three months ended June 30, 2015, was $109 million, compared with $104 million for the same period in 2014, and, for the six months ended June 30, 2015, was $202 million, compared with $198 million for the same period in 2014. The increases were primarily due to higher performance and volumes on the SSN-774 Virginia-class submarine program, partially offset by lower performance on the construction contract for CVN-78 Gerald R. Ford and lower volumes on Aircraft Carrier RCOH programs.

Other

	Three Months Ended				Six Months Ended
	June 30		2015 over 2014		June 30		2015 over 2014
($ in millions)	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Sales and service revenues	$35	$20	$15	75%	$75	$20	$55	275%
Segment operating income (loss)	(64)	—	(64)	—%	(74)	—	(74)	—%
As a percentage of segment sales	(182.9)%	—%	—	(182.9)%	(98.7)%	—%	—	(98.7)%

Sales and Service Revenues

Revenues in the Other segment for the three months ended June 30, 2015, increased $15 million, or 75%, and, for the six months ended June 30, 2015, increased $55 million, or 275%, from the same periods in 2014, primarily due to the acquisition of UPI in May 2014.

Segment Operating Income

Other operating income for the three and six months ended June 30, 2015, decreased $64 million and $74 million, respectively, compared with the same periods in 2014, primarily due to the goodwill impairment charge and lower performance.

BACKLOG

Total backlog as of June 30, 2015, and December 31, 2014, was approximately $24 billion and $21 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2015, and December 31, 2014:

	June 30, 2015			December 31, 2014
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$5,842	$1,294	$7,136	$5,609	$1,889	$7,498
Newport News	7,779	9,307	17,086	6,158	7,709	13,867
Other	38	—	38	65	—	65
Total backlog	$13,659	$10,601	$24,260	$11,832	$9,598	$21,430

Approximately 28% of the $21 billion total backlog as of December 31, 2014, is expected to be converted into sales in 2015. U.S. Government orders comprised substantially all of the total backlog as of June 30, 2015, and December 31, 2014.

Awards

The value of new contract awards during the six months ended June 30, 2015, was approximately $6.1 billion. Significant new awards during this period included contracts for detail design and construction for CVN-79 John F. Kennedy, construction of NSC-8 Midgett, continued construction for CVN-78 Gerald R. Ford, and advance planning for the CVN-73 USS George Washington RCOH.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended		2015 over
	June 30		2014
($ in millions)	2015	2014	Dollars
Net earnings (loss)	$243	$190	$53
Depreciation and amortization	95	114	(19)
Stock-based compensation	21	11	10
Excess tax benefit related to stock-based compensation	(13)	(15)	2
Deferred income taxes	(12)	(4)	(8)
Goodwill impairment	59	—	59
Retiree benefit funding less than (in excess of) expense	(33)	(73)	40
Proceeds from insurance settlement related to investing activities	(21)	—	(21)
Trade working capital decrease (increase)	(176)	(165)	(11)
Net cash provided by (used in) operating activities	$163	$58	$105

Cash Flows

We discuss below our major operating, investing, and financing activities for the six months ended June 30, 2015 and 2014, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2015, was $163 million, compared with $58 million provided by operating activities for the same period in 2014. The favorable change in operating cash flow was primarily due to proceeds from the Aon litigation settlement and a change in funding of retiree benefit plans, partially offset by a change in trade working capital. The change in trade working capital was primarily driven by accounts receivable and accounts payable due to timing of receipts and payments, respectively.

For the six months ended June 30, 2015, we made discretionary contributions to our qualified defined benefit pension plans totaling $99 million, compared with $123 million of discretionary contributions for the same period in 2014. As of June 30, 2015, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2015.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2015, was $2 million, compared with $324 million used in the same period in 2014. The favorable change in investing cash flow was driven by the 2014 acquisition of UPI and SN3, the sale of the Gulfport Composite Center of Excellence in March 2015, and proceeds from the Aon litigation settlement. For 2015, we expect our capital expenditures for maintenance and sustainment, excluding discretionary projects, to be approximately 2% of annual revenues.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2015, was $191 million, compared with $185 million used in the same period in 2014. The increase was primarily due to an additional $19 million of cash dividend payments, an additional $7 million of long term debt repayment, a $2 million decrease in proceeds from stock options exercised, and a $2 million decrease in excess tax benefit related to stock compensation, offset by a decrease of $14 million of common stock repurchases and a decrease of $10 million in employee taxes on certain share-based payment arrangements.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended		2015 over
	June 30		2014
($ in millions)	2015	2014	Dollars
Net cash provided by (used in) operating activities	$163	$58	$105
Less:
Capital expenditures	(49)	(51)	2
Free cash flow provided by (used in) operations	$114	$7	$107

Free cash flow for the six months ended June 30, 2015, increased $107 million compared with the same period in 2014, primarily due to proceeds from the Aon litigation settlement and a change in funding of retiree benefit plans, partially offset by a change in trade working capital.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June 30, 2015 and 2014, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these new regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2015, we had $30 million in standby letters of credit issued but undrawn and $358 million of surety bonds outstanding.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first five ships have been delivered. NSC-6 Munro and NSC-7 Kimball are currently under construction, and, in 2015, we were awarded the construction contract for the NSC-8 Midgett, which is scheduled to begin construction in 2015.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of June 30, 2015, we had $374 million in floating rate debt outstanding under our Credit Facility's term loan. Our $650 million revolver remained undrawn as of June 30, 2015. Based on the amounts outstanding under our Credit Facility as of June 30, 2015, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $4 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of June 30, 2015, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2015. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2012, our board of directors authorized management to repurchase up to $150 million of the Company's outstanding shares of common stock, prior to October 31, 2015, as part of a balanced cash deployment strategy. In October 2013, our board of directors authorized an increase in the stock repurchase program from $150 million to $300 million and an extension of the term of the program to October 31, 2017. In October 2014, our board of directors authorized an increase in the stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
April 1, 2015 to April 30, 2015	15,000	$133.50	15,000	$311.2
May 1, 2015 to May 31, 2015	401,371	121.55	401,371	262.4
June 1, 2015 to June 30, 2015	113,614	117.35	113,614	249.0
Total	529,985	$120.98	529,985	$249.0
1 As of June 30, 2015, we had purchased 3,901,953 shares at an average price of $89.95 per share for a total of $351.0 million since the program's inception.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

3.1
Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc., filed March 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2011).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc., dated May 28, 2014 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc., dated May 21, 2015.

3.4	Restated Bylaws of Huntington Ingalls Industries, Inc., as amended February 24, 2015 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 2, 2015).

10.1
Second Amended and Restated Credit Agreement, dated as of July 13, 2015, among Huntington Ingalls Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank and certain other issuing banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2015).

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

Date:	August 6, 2015	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Barbara A. Niland
Barbara A. Niland
Corporate Vice President, Business Management and Chief Financial Officer