Form 10-K
period 2015-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2016-02-18
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $5,417 million.
As of February 12, 2016, 46,814,808 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

History and Organization

For more than a century, Huntington Ingalls Industries, Inc. ("HII", the "Company", "we", "us", or "our" and, as the context requires, including our predecessor business as a subsidiary of Northrop Grumman Corporation ("Northrop Grumman")) has been designing, building, overhauling, and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. We are the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters ("NSCs") for the U.S. Coast Guard, one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. We are the exclusive provider of Refueling and Complex Overhaul ("RCOH") services for nuclear-powered aircraft carriers, a full-service systems provider for the design, engineering, construction, and life cycle support of major programs for surface ships, and a provider of fleet support and maintenance services for the U.S. Navy.

We conduct most of our business with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. We operate our shipbuilding business through our Huntington Ingalls Incorporated subsidiary, which is organized into two segments: Ingalls Shipbuilding ("Ingalls"), which includes our non-nuclear ship design, construction, repair, and maintenance businesses; and Newport News Shipbuilding ("Newport News"), which includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. We also provide a range of services to the energy and oil and gas industries, as well as government customers.

We became an independent, publicly-owned company on March 31, 2011, when we were spun off from Northrop Grumman. We have owned and operated the legacy Northrop Grumman shipbuilding business since the spin-off. We believe our product capabilities, heavy industrial facilities, and a workforce of approximately 36,000 employees position us well to continue to support the long-term objectives of the U.S. Navy and U.S. Coast Guard.

Ingalls

Through our Ingalls segment, we design and construct non-nuclear ships for the U.S. Navy and U.S. Coast Guard, including amphibious assault ships, surface combatants, and NSCs. We build amphibious assault ships for the U.S. Navy and have built 28 of the 62 DDG-51 Arleigh Burke-class of Aegis guided missile destroyers in active service. We are also the sole builder of the large multi-mission NSCs for the U.S. Coast Guard. Our Ingalls shipbuilding site is located in Pascagoula, Mississippi. This shipyard offers a collection of manufacturing capabilities that include a 660-ton gantry crane and a Land Based Test Facility.

In October 2014, we ceased shipbuilding construction operations at our Avondale, Louisiana shipyard ("Avondale") and consolidated that activity at our Pascagoula, Mississippi facility, which we believe enhances our competitive position by decreasing our fixed overhead expenses, improving facility utilization to provide a more cost-efficient construction process, centralizing our shipbuilding learning and increasing the benefits of serial production, and reducing program costs. In March 2015, we sold our Gulfport Composite Center of Excellence (the "Gulfport facility") in Gulfport, Mississippi, to the Mississippi State Port Authority, due to limited demand from the U.S. Navy for composite products provided by our Gulfport facility.

Amphibious Assault Ships

We supply the U.S. Navy with amphibious assault and expeditionary warfare ships, which include the U.S. Navy large deck amphibious ships ("LHA") and amphibious transport dock ships ("LPD"). The LHA is a key component of the U.S. Navy-Marine Corps requirement for 11 Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction, and modernization of LHAs are core to our Ingalls operations. In 2007, we were awarded the construction contract for LHA-6 America, the first in a new class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We delivered LHA-6 America in the second quarter of 2014 and are currently constructing LHA-7 Tripoli, scheduled for delivery in 2018.

The LPD program is a long-running production program in which we have generated efficiencies through ship-over-ship learning. We are currently constructing two LPD-17 San Antonio-class amphibious transport dock ships, LPD-26 John P. Murtha, scheduled for delivery in 2016, and LPD-27 Portland, scheduled for delivery in 2017. We delivered LPD-25 USS Somerset in 2013 and LPD-23 USS Anchorage and LPD-24 USS Arlington in 2012. In December 2015, we were awarded an advance procurement contract for LPD-28 (unnamed).

Surface Combatants

We are a design agent for and one of only two companies that constructs the DDG-51 Arleigh Burke-class guided missile destroyers. We have delivered 28 DDG-51 Arleigh Burke-class destroyers to the U.S. Navy. We are currently constructing DDG-113 John Finn and DDG-114 Ralph Johnson, scheduled for delivery in 2016 and 2017, respectively. In 2013, we were awarded a multi-year contract totaling $3.3 billion for construction of five additional DDG-51 Arleigh Burke-class destroyers as a part of a larger U.S. Navy order for nine DDG-51 Arleigh Burke-class destroyers. We began fabrication on DDG-117 Paul Ignatius in 2014 and DDG-119 Delbert D. Black in 2015, with deliveries scheduled in 2018 and 2019, respectively.

In 2008, the U.S. Navy truncated the DDG-1000 Zumwalt-class destroyer program when it restarted the DDG-51 Arleigh Burke-class destroyer production line. Our participation in the DDG-1000 Zumwalt-class program included detailed design and construction of the ships' integrated composite deckhouses and hangars, as well as portions of the ships' aft peripheral vertical launch systems. We completed our participation in this program with the delivery of the composite deckhouse of DDG-1001 Michael Monsoor in 2014.

National Security Cutters

The U.S. Coast Guard's recapitalization program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend-class NSC, a multi-mission platform we designed and built. The U.S. Coast Guard ordered the first three NSC vessels from Integrated Coast Guard Systems ("ICGS"), a joint venture between Lockheed Martin and us. Beginning in 2010 with the construction contract for NSC-4 USCGC Hamilton, the NSC contracts have been awarded directly to us. NSC-4 USCGC Hamilton and NSC-5 USCGC James were delivered to the U.S. Coast Guard in 2014 and 2015, respectively. NSC-6 Munro and NSC-7 Kimball are currently under construction and are scheduled for delivery in 2016 and 2018, respectively. We were awarded the construction contract for NSC-8 Midgett in 2015, and it is scheduled for delivery in 2019.

Newport News

The capabilities of our Newport News segment extend from our core business of designing and constructing nuclear-powered ships, such as aircraft carriers and submarines, and the refueling and overhaul and the inactivation of such ships, to businesses that are focused on the construction of heavy manufacturing equipment for commercial nuclear power facilities and the operation, management, and cleanup of environmental hazard sites through Department of Energy ("DoE") programs. Our Newport News shipyard is one of the largest shipyards in the United States, located on approximately 550 acres near the mouth of the James River, which adjoins the Chesapeake Bay. The shipyard has two miles of waterfront property and heavy industrial facilities, which include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, module outfitting facilities, and various other workshops. Our Newport News shipyard also has a 2,170-foot dry dock serviced by a 1,050-ton gantry crane capable of supporting two aircraft carriers at one time.

Design, Construction, and Refueling and Complex Overhaul of Aircraft Carriers

Engineering, design, and construction of U.S. Navy nuclear aircraft carriers are core to Newport News operations. Aircraft carriers are the largest ships in the U.S. Navy's fleet, with a displacement of over 90,000 tons. Newport News has delivered 30 aircraft carriers to the U.S. Navy since 1933, including all ten ships currently in active service.

We delivered the U.S. Navy's newest carrier and the last of the CVN-68 Nimitz-class, CVN-77 USS George H.W. Bush, in 2009. We have been engaged in design work on the next generation aircraft carrier, the CVN-78 Gerald R. Ford-class, for over ten years. In 2008, we were awarded a $5.1 billion contract for detail design and construction of the first ship of the class, CVN-78 Gerald R. Ford, which is scheduled for delivery in 2016. We also received awards in 2009 through 2015 totaling $6.6 billion for construction preparation, detail design, and construction of the second CVN-78 Gerald R. Ford-class aircraft carrier, CVN-79 John F. Kennedy.

We continue to be the exclusive prime contractor for nuclear aircraft carrier RCOH. Each RCOH takes over three years to complete, and the work accounts for approximately 35% of all maintenance and modernization during an aircraft carrier's 50 year service life. RCOH services include propulsion work (refueling of reactors; propulsion plant modernization; and propulsion plant repairs), restoration of service life (dry docking, tank, and void maintenance; hull, shafting, propellers, and rudders; launch and recovery system; piping repairs; and component refurbishment), and modernization (electrical systems; aviation support systems; warfare; interoperability; and environmental compliance). We provide ongoing maintenance services for the U.S. Navy aircraft carrier fleet through both RCOH and on-site fleet repair work.

We completed the RCOH for CVN-71 USS Theodore Roosevelt and redelivered it to the U.S. Navy in 2013. We also received awards totaling $2.6 billion under an execution contract for the RCOH of CVN-72 USS Abraham Lincoln, which is scheduled for redelivery in 2016. We believe our position as the exclusive designer and builder of nuclear-powered aircraft carriers, as well as the fact that RCOH work requires a highly trained workforce, is capital-intensive, and has high barriers to entry due to its nuclear component, strongly position us for future RCOH contract awards on the U.S. Navy aircraft carrier fleet.

Aircraft Carrier Inactivation

The U.S. Navy awarded us a $745 million contract in 2013 to inactivate CVN-65 USS Enterprise, the world's first nuclear-powered aircraft carrier, which was built by us and commissioned in 1961. The CVN-65 USS Enterprise has a scheduled redelivery date in 2017. Aircraft carriers have a lifespan of approximately 50 years, and we believe the ten carriers delivered by us that are currently in active service, as well as those we will deliver in the future, present a significant opportunity for us with respect to their inactivation. We believe that the U.S. Navy will require inactivation of aircraft carriers in the naval fleet as they reach the end of their lifespans, and we intend to be positioned as the best choice for these contract awards.

Design and Construction of Nuclear-Powered Submarines

We are one of only two companies in the United States capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 59 submarines to the U.S. Navy since 1960, comprised of 45 fast attack and 14 ballistic missile submarines. Of the 53 nuclear-powered fast attack submarines currently in active service, 26 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research, and integrated planning.

In February 1997, we executed a teaming agreement with Electric Boat, a division of General Dynamics Corporation ("General Dynamics"), to build SSN-774 Virginia-class fast attack nuclear submarines cooperatively. Under the present arrangement, we build the stern, habitability and machinery spaces, torpedo room, sail, and bow, while Electric Boat builds the engine room, control room, and pressure hull structure. Work on the reactor plant and the final assembly, test, outfit, and delivery of the submarines alternate between Electric Boat and us.

The four submarines of the first block and six submarines of the second block of SSN-774 Virginia-class submarines have been delivered. In 2008, the team was awarded a construction contract for the third block of eight SSN-774 Virginia-class submarines. The multi-year contract increased construction from one submarine per year to two submarines per year from 2011 through 2013. The first submarine under this contract was delivered in 2014, the second was delivered in 2015, and the last submarine of the third block is scheduled for delivery in 2019. In 2014, the team was awarded a construction contract for the fourth block of ten SSN-774 Virginia-class submarines, continuing the two submarines per year production rate. The first submarine of the block IV contract is scheduled for delivery in 2019, and the last is scheduled for delivery in 2023.

Fleet Support: AMSEC and Continental Maritime of San Diego ("CMSD")

Fleet Support provides comprehensive life cycle services, including depot maintenance, modernization, repairs, logistics and technical support, and planning yard services for naval and commercial vessels through our AMSEC and CMSD subsidiaries. We have ship repair facilities in Newport News, Virginia, and San Diego, California, which are near the U.S. Navy's largest homeports of Norfolk, Virginia, and San Diego, respectively. AMSEC provides naval architecture and marine engineering, ship system assessments, maintenance engineering, and logistics services to the U.S. Navy and commercial maritime industry from 27 locations across the globe. On any given day, over 600 of our AMSEC employees are on board U.S. Navy ships, assessing equipment conditions, modernizing systems, and training sailors. Through CMSD, a Master Ship Repair contractor, we provide ship repair, regular overhaul, and selected restricted availability services (pier side or in customers' dry docks) for the U.S. Navy. We also perform emergent repair for the U.S. Navy on all classes of ships. Beginning in 2014, AMSEC and CMSD were transferred from the Ingalls segment to the Newport News segment.

SSBN(X) Ohio-Class Replacement Program

The U.S. Navy's shipbuilding plan for Fiscal Year 2015 states the U.S. Navy's intention to focus on the design and construction of replacement boats for the current aging Ohio-class nuclear ballistic and cruise missile submarines. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. The SSBN Ohio-class includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines ("SSGN"). The Ohio Replacement Program is a $100 billion program that currently anticipates 12 new ballistic missile submarines over a 15-year period at an annual budget of approximately $5 billion to $7 billion. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. We believe our experience and specialized workforce position us for a potential role in the construction effort. Congress has delayed the start of the first Ohio replacement submarine by two years, and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027, with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be down to ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program may represent a significant opportunity for us in the future.

Energy

Our DoE and commercial nuclear programs leverage our core competencies in nuclear operations, program management, and heavy manufacturing. We selectively partner with experienced industry leaders, and we participate in active joint ventures. Through our subsidiary, Stoller Newport News Nuclear, Inc. ("SN3"), we provide technical, environmental, ecological, waste management, remediation, and consultation services to private sector companies and the DoE.

Newport News Industrial Corporation ("NNI") provides a range of support services to commercial nuclear power plants. Since it was founded in 1965, NNI has expanded its capabilities, continuing to provide support for nuclear energy facilities, as well as for fossil power plants and other industrial facilities. NNI focuses on fabrication services, construction services, equipment services, technical services, and product sales to its customers, which include both private industry and government entities such as the DoE and the DoD.

In January 2008, Savannah River Nuclear Solutions, LLC ("SRNS"), our joint venture with Fluor Federal Services, Inc. and Honeywell International Inc., was awarded a five-year $4 billion contract for site management and operations at the DoE's Savannah River Site located 12 miles south of Aiken, South Carolina, which would have expired in 2013. In 2012, the DoE exercised its option to extend the original contract for another three years through 2016. We have a 34% ownership interest in SRNS.

Other

Our Other segment was established in the second quarter of 2014 to account for certain of our non-shipbuilding commercial activities following our acquisition of UniversalPegasus International Holdings, Inc. ("UPI"). UPI has a 50 year history of providing project management, engineering, and construction management for the oil and gas industry. UPI has approximately 600 professionals, with major office locations in Houston, Texas; Calgary, Canada; Aberdeen, Scotland; and San Juan, Trinidad and Tobago.

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

Summary Segment Financial Data

For a more complete understanding of our segment financial information, see Segment Operating Results in Item 7 and Note 9: Segment Information in Item 8.

Customers

Our revenues are primarily derived from the U.S. Government. In 2015, 2014, and 2013, approximately 89%, 88%, and 94%, respectively, of our revenues were generated from the U.S. Navy, and approximately 7%, 8%, and 6%, respectively, were generated from the U.S. Coast Guard. In 2015 and 2014, we generated approximately 3% and 2% of our revenues from commercial customers, respectively, and 1% and 2% from other government agencies, respectively.

Intellectual Property

We develop and incorporate into our vessels new technologies, manufacturing processes, and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license intellectual property rights to and from others. The U.S. Government holds licenses to our patents developed in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize others to use the technology covered by our patents licensed to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on several factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments - Revenue Recognition in Item 7.

Backlog

As of December 31, 2015 and 2014, our total backlog was approximately $22 billion and $21 billion, respectively. We expect approximately 29% of backlog at December 31, 2015, to be converted into sales in 2016.

Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity ("IDIQ") orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made. For backlog by segment, see Backlog in Item 7.

Raw Materials

The most significant material we use is steel. Other materials used in large quantities include paint, aluminum, pipe, electrical cable, and fittings. All of these materials are currently available in adequate supply. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. Generally, for long-term contracts, we obtain price quotations for many of our materials requirements from multiple suppliers to ensure competitive pricing. We have not generally been dependent upon any one supply source; however, due to consolidation in the defense industry, we currently have only one supplier for certain component parts. We believe that these single source suppliers, as well as our overall supplier base, are adequate to meet our foreseeable needs. We have mitigated some supply risk by negotiating long-term agreements with certain raw material suppliers. In addition, we have mitigated price risk related to raw material purchases through certain contractual arrangements with customers.

Research and Development

To facilitate innovative product development and evolution, we conduct research and development activities as part of our normal business operations. Our research and development activities primarily include Independent Research and Development ("IR&D") related to government programs. We recover a significant portion of our IR&D expenditures through overhead charges to U.S. Government contracts, consistent with U.S. Government regulations. We include IR&D expenses in general and administrative expenses. Company-sponsored IR&D expenses totaled $19 million, $18 million, and $22 million for the years ended December 31, 2015, 2014, and 2013, respectively.

At our Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"), located in Newport News, Virginia, we conduct on-site warfare systems testing, training, and laboratory research for the next generation of aircraft carriers, submarines, and other ships. VASCIC serves as the focal point for the integration of ship systems and the application of new technologies. It has a classified facility and an integration area that facilitates research and development related to setup and testing of electronics, as well as hull, mechanical, and electrical systems, prior to introducing new equipment on board a ship. It also has modeling and simulation capability allowing for visualization using 3-D displays. We believe VASCIC benefits the U.S. Navy and represents a competitive advantage for us by developing future naval capabilities, reducing total ownership cost, and facilitating technology transfer.

Governmental Regulation and Supervision

Our business is affected by a variety of laws and regulations relating to the award, administration, and performance of U.S. Government contracts. See Risks Related to Our Business, in Risk Factors in Item 1A.

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, including the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA"), and the Defense Contract Management Agency ("DCMA"). These agencies review our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems, and management information systems. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. In addition, any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be reimbursed by a government customer or must be refunded if already reimbursed.

The U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in one or more business systems subject to its review. The U.S. Government has, in certain instances, withheld payments on contracts upon its assessment that deficiencies exist with one or more of our business systems. When appropriate, we will modify our affected business systems to address the U.S. Government's concerns.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the government's convenience, contractors are generally protected by provisions that provide for reimbursement of costs already incurred on the contracts and profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default could expose us to various liabilities, including excess reprocurement costs, and could have a material effect on our ability to compete for future contracts.

Government contractors must comply with significant regulatory requirements, including those related to procurement. Our contracts with the U.S. Government may result in Requests for Equitable Adjustments ("REAs"), which represent requests for the U.S. Government to make appropriate adjustments to terms of a contract, including pricing, delivery schedule, technical requirements, or other affected terms, due to changes in the original contract requirements and resulting delays and disruption in contract performance for which the U.S. Government is responsible. We prepare, submit, and negotiate REAs in the ordinary course of business, and large REAs are not uncommon at the conclusion of both new construction and RCOH activities. Such REAs are not considered claims under the Contract Disputes Act of 1978, although they may be converted to such claims if good faith negotiations to resolve the REAs are not satisfactory.

In cases where there are multiple suppliers, contracts for the construction and conversion of U.S. Navy ships and submarines are generally subject to competitive bidding. In evaluating proposed prices, the U.S. Navy sometimes requires that each bidder submit information on pricing, estimated costs of completion, and anticipated profit margins in order to assess cost realism. The U.S. Navy uses this information and other data to determine an estimated cost for each bidder. Under U.S. Government regulations, certain costs, including certain financing costs and marketing expenses, are not allowable contract costs and, therefore, are not recoverable. The U.S. Government also regulates the methods by which all costs, including overhead, are allocated to government contracts.

Our business, our contracts with various agencies of the U.S. Government, and our subcontracts with other prime contractors are subject to a variety of laws and regulations, including, but not limited to, the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, and the Foreign Corrupt Practices Act. A noncompliance determination by a government agency may result in reductions in the values of contracts, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment.

Competition

In our primary business of designing, building, overhauling, and repairing military ships, we primarily compete with General Dynamics and, to a lesser extent, smaller shipyards, one or more of which could team with a large defense contractor. Intense competition related to programs, resources, and funding, and long operating cycles are key characteristics of both our business and the shipbuilding defense industry in general. It is common industry practice to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

We believe we are well-positioned in the market. Because we are the only company currently capable of building, refueling, and defueling the U.S. Navy's nuclear-powered aircraft carriers, we believe we are in a strong competitive position to be awarded each contract to perform such activities. Even so, the government periodically revisits whether refueling of nuclear-powered aircraft carriers should be performed in private or public facilities. In this regard, the National Defense Authorization Act for Fiscal Year 2012 ("2012 Act") required DoD to develop a core depot level maintenance capability to refuel nuclear aircraft carriers. The National Defense Authorization Act for Fiscal Year 2013 ("2013 Act") modified the 2012 Act by restoring an exception for the nuclear refueling of an aircraft carrier from the definition of core depot level maintenance. The 2013 Act also amended and clarified the exception to cover the concurrent refueling and overhaul of an aircraft carrier, as well as the defueling of an aircraft carrier.

Similarly, the 2013 Act restored an exclusion for nuclear aircraft carrier programs from the definition of core logistics capabilities that was found in previous law.

We are currently the only builder of large deck amphibious assault and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs. We are, however, currently engaged in a competition to build either the next amphibious assault ship ("LHA-8") or six fleet oilers ("T-AO(X)"). We are also the sole builder of NSCs for the U.S. Coast Guard, and are positioned to be awarded future contracts for these types of vessels. We are one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy, and we are party to a long-term teaming agreement with the other company for the production of such vessels. We are one of only two companies that builds the U.S. Navy's current fleet of DDG-51 Arleigh Burke-class destroyers and are positioned to be awarded future contracts for these types of ships as well.

Our success in the shipbuilding defense industry depends upon our ability to develop, market, and produce our products and services at a cost consistent with the U.S. Navy's budget, as well as our ability to provide the workforce, technologies, facilities, equipment and financial capacity needed to deliver those products and services with maximum efficiency.

We compete with a variety of companies in the provision of engineering services in the energy and oil and gas markets.

Environmental, Health, and Safety

Our manufacturing operations are subject to and affected by federal, state, and local laws and regulations relating to the protection of the environment. We accrue the estimated costs to complete environmental remediation when we determine it is probable we will incur expenses in the future, in amounts we can reasonably estimate, to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party ("PRP") by the U.S. Environmental Protection Agency ("EPA") or similarly designated by another environmental agency. The inherent difficulties in estimating future environmental remediation costs, resulting from uncertainties regarding the extent of required remediation, determination of legally responsible parties, and the status of laws and regulations and their interpretations, can cause our estimated remediation costs to change.

We assess the potential impact on our financial statements of future environmental remediation costs by estimating, on a site-by-site basis, the range of reasonably possible remediation costs that we could incur, taking into account currently available information at each site, the current state of technology, and our prior experience in remediating contaminated sites. We review our estimates periodically and adjust them to reflect changes in facts, technology, and legal circumstances. We record accruals for environmental remediation costs on an undiscounted basis in the accounting period in which it becomes probable we have incurred a liability and the costs can be reasonably estimated. We would record related insurance recoveries only when we determine that collection is probable, and we do not include any litigation costs related to environmental matters in our environmental remediation accrual.

We either expense or capitalize environmental expenditures as appropriate. Capitalized expenditures relate to long-lived improvements in current operating facilities. We accrue environmental remediation costs at sites involving multiple parties based upon our expected share of liability, taking into account the financial viability of other jointly liable parties. We may incur remediation costs exceeding our accrued amount if other PRPs do not pay their allocable share of remediation costs, which could have a material effect on our business, financial position, results of operations, or cash flows.

As of December 31, 2015, our probable future costs for environmental remediation were approximately $2 million, which is accrued in other current liabilities in the consolidated statement of financial position. Although information gained as projects progress may materially affect our accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations, or cash flows.

We may incur environmental costs in the future related to our wind down of shipbuilding at Avondale. These costs are not reasonably estimable at this time due to insufficient information about the nature, timing, and extent of any potential environmental remediation we may be required to perform or the related costs that we may incur. Accordingly, potential environmental costs associated with the wind down of Avondale are not included in our $2 million accrual for environmental remediation costs or our $287 million estimate of Avondale asset write-downs and restructuring costs, or otherwise reflected in our consolidated financial statements. We expect that a significant portion of any future environmental remediation costs we might incur at Avondale would be recoverable in accordance with government accounting practices under the Federal Acquisition Regulation ("FAR").

We believe that we are in material compliance with applicable environmental laws and regulations, and historical environmental compliance costs have not been material to our business. We could be affected by new environmental laws or regulations, including any enacted in response to concerns over climate change, other aspects of the environment, or natural resources. We have made the investments we believe are necessary to comply with environmental laws. We expect, however, to incur capital and operating costs in the future to comply with current and future environmental laws and regulations. At this time, we do not believe such costs will have a material effect on our financial position, results of operations, or cash flows.

With regard to occupational health and safety, the shipbuilding and ship repair industry involves work with hazardous materials and processes and remains one of the most hazardous industry segments. According to the Bureau of Labor Statistics, the shipbuilding and ship repair industry (NAICS 336611) ranks among the highest in several injury metrics. We have experienced one industrial related fatality in the past seven years. We strive to keep our Occupational Safety & Health Administration ("OSHA") compliance programs strong. In 1995, our Newport News shipyard became the first shipyard to be awarded the Star Award from OSHA's Voluntary Protection Program ("OSHA VPP"). To earn this award, we joined efforts with our unions and supported participation in the OSHA VPP, in which all parties assist each other to make our shipyard a safer place to work. Our CMSD facility and SN3's Grand Junction site have also been certified as OSHA VPP Star Sites.

The U.S. Navy, Nuclear Regulatory Commission, and DoE each regulate and control various matters relating to nuclear materials we handle. Subject to certain requirements and limitations, our contracts with the U.S. Navy and DoE generally provide for indemnity by the U.S. Government for losses resulting from our nuclear operations. For our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators for risk mitigation, and we maintain limited insurance coverage for losses in excess of the coverage of facility operators.

Employees

We have approximately 36,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 4,700 engineers and designers and approximately 2,300 employees with advanced degrees. Our workforce contains many third-, fourth- and fifth-generation employees, and approximately 1,100 employees have 40 or more years of continuous service. Employees in our shipbuilding divisions with more than 40 years of service achieve the honor of “Master Shipbuilder”.  As of December 31, 2015, there were 802 Master Shipbuilders at Newport News and 289 at Ingalls. We employ more than 5,000 veterans across the enterprise.

More than 1,400 apprentices are trained by our two shipbuilding units each year in more than 26 crafts and advanced programs. From nuclear pipe welders to senior executives, approximately 4,500 apprentice alumni, 3,000 at Newport News and 1,500 at Ingalls, continue to work with us.

Approximately 50% of our employees are covered by a total of eight collective bargaining agreements and two DoE site stabilization agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in July 2017, August 2018, and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Newport News will begin negotiations in early 2016 with the International Association of Machinist and Aerospace Workers ("IAM"), which was recently determined to be the exclusive representative for approximately 200 Newport News radiological control, calibration, and laboratory technicians. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018.  Approximately 35 SN3 craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement. We believe that our relationship with our employees is satisfactory.

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

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information about SEC registrants, including us.

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

Forward-Looking Statements

Statements in this Annual Report on Form 10-K and in our other filings with the SEC, as well as other statements we may make from time to time, other than statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in these statements. Factors that may cause such differences include:

•	changes in government and customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);

•	our ability to obtain new contracts, estimate our future contract costs and perform our contracts effectively;

•	changes in procurement processes and government regulations and our ability to comply with such requirements;

•	our ability to deliver our products and services at an affordable life cycle cost and compete within our markets;

•	natural disasters;

•	adverse economic conditions in the United States and globally;

•	changes in key estimates and assumptions regarding our pension and retiree health care costs;

•	security threats, including cyber security threats, and related disruptions; and

•	other risk factors discussed herein and in our filings with the SEC.

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

Our business consists primarily of the design, construction, repair, and maintenance of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants and expeditionary warfare and amphibious assault ships, for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. Most of our revenues in 2015 were derived from products and services ultimately sold to the U.S. Government, and we expect this to continue in the foreseeable future. In addition, most of our backlog was U.S. Government related as of December 31, 2015. Our U.S. Government contracts are subject to various risks, including our customers' political and budgetary constraints and processes, changes in customers' short-range and long-range strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty in forecasting costs and schedules for bids on developmental and sophisticated technical work, delays in the timing of contract approval, and contractor suspension or debarment in the event of certain violations of legal or regulatory requirements. Any of these factors could affect our ability to do business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations or cash flows.

Significant delays or reductions in appropriations for our programs, changes in customer priorities, and potential contract terminations could have a material adverse effect on our financial position, results of operations, or cash flows.

We are directly dependent upon congressional allocation of defense funds to the U.S. Navy and the U.S. Coast Guard. The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may be performed over several fiscal years. Consequently, programs are often partially funded initially and receive additional funding only as Congress makes additional appropriations. If we incur costs in excess of existing funding on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased, or reduced as part of the annual budget process, in continuing resolutions, or in individual supplemental appropriations.

The impact of Congressional actions to reduce the federal debt and resulting pressures on federal spending could adversely affect the total funding of individual ships or funding for individual programs and delay purchasing or payment decisions by our customers. In August 2011, the Budget Control Act (the "BCA") reduced the DoD top-line budget by $487 billion from fiscal years 2012 through 2021, representing approximately 8% of planned defense spending. Additionally, because Congress did not identify savings to reduce the U.S. deficit by up to $1.2 trillion prior to March 1, 2013, budgetary sequestration was implemented under the BCA. Sequestration requires an additional reduction from fiscal years 2012 through 2021 of $500 billion for defense spending, representing approximately 9% of planned defense spending, and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard.

On December 26, 2013, the President signed into law the Bipartisan Budget Act of 2013 (the "BBA 2013"), which provided $63 billion in sequestration relief over two years, split evenly between defense and non-defense programs, and set overall discretionary spending at $1.012 trillion and $1.013 trillion for fiscal years 2014 and 2015, respectively. On November 2, 2015, the President signed into law the Bipartisan Budget Act of 2015 (the "BBA 2015"), which provided $80 billion in sequestration relief over two years, split evenly between defense and non-defense programs. The BBA 2015 provided sequestration relief of $50 billion and $30 billion for fiscal years 2016 and 2017, respectively, resulting in overall discretionary spending caps of $1.067 trillion and $1.070 trillion for fiscal years 2016 and 2017, respectively. Sequestration remains in effect under the BCA for fiscal years 2018 through

2021. Enactment of the BBA 2015 enabled the House and Senate Appropriations Committees to agree upon final appropriations levels and enabled final passage and enactment of the Consolidated Appropriations Act of 2016, which provided general spending for most of the U.S. federal government, including the DoD, DoE, and the Department of Homeland Security.

The Consolidated Appropriations Act of 2016 specifically provided funding for construction of CVN-79 John F. Kennedy, advance procurement funding for CVN-80 Enterprise, construction of two SSN-774 Virginia-class submarines, procurement for the CVN-73 USS George Washington RCOH, advance procurement for the CVN-74 USS John C. Stennis RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, advance procurement for LHA-8 (unnamed), procurement of an additional LPD-17 San Antonio-class warship, advance procurement to accelerate the LXR program, research, development, test, and evaluation (“RDT&E”) funding for the Ohio replacement program, procurement of a T-AO(X) fleet oiler, and procurement of an additional NSC for the U.S. Coast Guard.

While the BBA 2015 eliminated the implementation of sequestration reductions for fiscal years 2016 and 2017, uncertainty continues regarding the specific effects of sequestration in fiscal years 2018 through 2021, and related funding reductions that could result in the cancellation of or decreased funding for our existing programs and/or a lack of funding for future programs.

The impact of the continuing federal fiscal debates for fiscal year 2017 and beyond remains uncertain, and we cannot predict the impact that the sequestration cuts or other defense spending cuts may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, defense spending cuts and delays could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material adverse effect on our financial position, results of operations, or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget reductions will present for the defense industry. We believe continued budget pressures will have serious negative consequences for the security of our country, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. Congress continues to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

Demand for our products and services can also be affected by potential changes in customer priorities due to changes in military strategy and planning. In response to the need for cheaper alternatives and the proliferation of "smart weapons," future strategy reassessments by the DoD may result in decreased demand for our shipbuilding programs, including our aircraft carrier programs. For the year ended December 31, 2015, our aircraft carrier programs accounted for approximately 35% of our consolidated revenue. We cannot predict the impact of changes in customer priorities on existing, follow-on, replacement, or future programs. A shift of priorities to programs in which we do not participate and related reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations, or cash flows.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government's convenience, contractors are normally protected by provisions covering reimbursement of costs already incurred on the contracts and profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination could have a material adverse effect on our financial condition, results of operations, or cash flows.

Cost growth on fixed price and other contracts that cannot be justified as increases in contract value due from customers exposes us to reduced profitability and to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Cost growth can occur if expenses to complete a contract increase due to technical challenges, manufacturing difficulties, delays, workforce-related issues, or inaccurate initial estimates used for calculating contract costs. Reasons may include unavailability or reduced productivity of labor, the nature and complexity of the work performed, the timeliness and availability of materials, major subcontractor performance or product quality issues, performance delays, availability and timing of funding from the customer, and natural disasters. The process of estimating contract costs requires significant judgment and expertise. A significant increase in contract costs from our original cost estimates on one or more programs could have a material adverse effect on our financial position, results of operations, or cash flows.

Our ability to recover the costs we incur and realize profits on contracts with our U.S. Government customers depends on the type of contract under which we are performing. Our U.S. Government business is currently performed under firm fixed price ("FFP"), fixed price incentive ("FPI"), cost plus incentive fee ("CPIF"), cost plus fixed fee ("CPFF"), and cost plus award fee ("CPAF") contracts. Under FFP contracts, we retain all cost savings on completed contracts but are responsible for the full amount of all expenditures in excess of the contract price. FPI contracts, on the other hand, are flexibly priced agreements under which cost overruns and underruns to an agreed target cost are shared between the U.S. Government and us. The U.S. Government is liable for its share of allowable costs up to a ceiling price, and we are responsible for all costs incurred in excess of such ceiling price, typically 125-135% of target cost. Our profit on FPI contracts varies according to a formula set forth in the contract that generally compares the amount of costs incurred to the contract target cost. Under CPIF, CPFF and CPAF contracts, we are generally required to perform the contract only to the extent the U.S. Government makes funds available, and we recover all allowable costs incurred in the performance of the contract. Under CPIF contracts, our profit is determined by a contractually specified formula that compares allowable incurred costs to the contract target cost, subject in some instances to a maximum or minimum fee percentage. Under CPFF contracts, the dollar amount of profit received is the same without regard to the amount of costs incurred. Under CPAF contracts, the dollar amount of profit received is determined by the award fee provisions in the contract.

Of Ingalls' revenues in 2015, approximately 89% were generated from FPI contracts, approximately 4% were generated from FFP contracts, approximately 4% were generated from CPFF contracts, and approximately 3% were generated from CPAF contracts. Of Newport News' 2015 revenues, approximately 33% were generated from FPI contracts, consisting primarily of submarine construction contracts, approximately 32% were generated from CPFF contracts, approximately 31% were generated from CPIF contracts, consisting primarily of aircraft carrier construction and RCOH contracts, approximately 3% were generated from FFP contracts, and approximately 1% were generated from CPAF contracts. Substantially all of our Other segment's 2015 revenues were generated from FFP contracts. To the extent our mix of contract types change in the future, our ability to recover our costs and realize profits on our contracts can be negatively affected.

Our earnings and profitability depend upon our ability to perform under contracts.

When agreeing to contract terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. Our assumptions and projections are based upon our assessments of the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. We may experience significant variances from our assumptions and projections, delays in our contract performance, and variances in the timing of our product deliveries. If our actual experience differs significantly from one or more of our assumptions or projections, or, if we incur unanticipated contract costs, the profitability of the related contracts may be adversely affected.

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

In connection with our U.S. Government contracts, we are required to procure certain raw materials, components and parts from supply sources approved by the U.S. Government. As a result of consolidation in the defense industry, only one supplier may exist for certain components and parts required to manufacture our products. The inability of a sole source supplier to provide a necessary component in a timely or cost-effective manner could have a material adverse effect on our financial position, results of operations, or cash flows.

Changes to Department of Defense business practices could have a material effect on DoD's procurement process and adversely impact our current programs and potential new awards.

The defense industry has implemented, and we expect will continue to implement, significant changes to business practices resulting from, among other causes, an increased focus by DoD on affordability, efficiencies, recovery of costs, and a reprioritization of available defense funds to key areas for future defense spending. The DoD continues to adjust its procurement practices, requirements criteria, and source selection methodology in an ongoing effort to reduce costs, gain efficiencies and enhance program management and control. In addition, the DCMA and DCAA have implemented cost recovery/cost savings initiatives to prioritize efforts to recover costs. As a result of certain of these initiatives, we have experienced and may continue to experience a higher number of audits and/or lengthened periods of time required to close open audits. In addition, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced, and other thresholds are being challenged, debated, and, in certain cases, modified. Significant changes to the thresholds for allowable costs could adversely affect our financial position, results of operations or cash flows.

In September 2014, the DoD initiated Better Buying Power 3.0 ("BBP 3.0") to address its growing concern that the United States' technological superiority over potential adversaries is being threatened. BBP 3.0 includes eight focus areas: achieve affordable programs; achieve dominant capabilities while controlling life cycle costs; incentivize productivity in industry and government; incentivize innovation in industry and government; eliminate unproductive processes and bureaucracy; promote effective competition; improve tradecraft in acquisition of services; and improve the professionalism of the total acquisition workforce. While some of the larger objectives remained the same as those in Better Buying Power 2.0, their focus has narrowed and the circle of stakeholders has expanded.

We expect DoD's focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the new initiatives and the reduced level of spending by the DoD. We are assessing internally how we can respond to and support these changes, including how we can further reduce costs and increase productivity, modify how we respond to acquisition proposals, and revise our areas of focus. Depending on how these initiatives are implemented, they could have an impact on our current programs, as well as new business opportunities with the DoD.

Our future success depends, in part, on our ability to deliver our products and services at an affordable life cycle cost, requiring us to develop and maintain technologies, facilities, equipment and a qualified workforce to meet the needs of current and future customers.

Shipbuilding is a long cycle business, and our success depends on quality, cost, and schedule performance on our contracts. We must develop and maintain the workforce, technologies, facilities, equipment, and financial capacity needed to deliver our products and services at an affordable life cycle cost. If we fail to maintain our competitive position in these areas, we could lose future contracts to our competitors, which could have a material adverse effect on our financial position, results of operations or cash flows.

Our operating results are heavily dependent upon our ability to attract and retain at competitive costs a sufficient number of engineers and workers with the necessary skills and/or security clearances. At the same time, stable future revenues and costs are important for us to maintain a qualified workforce. Development and maintenance of the necessary nuclear expertise and the challenges of hiring and training a qualified workforce can be a limitation on our business. If qualified personnel become scarce, we could experience higher labor, recruiting, or training costs to attract and retain qualified employees, or, if we fail to attract and retain qualified personnel, we could incur difficulties in performing our contracts and attracting new contract awards.

Competition within our markets or an increase in bid protests may reduce our revenues and market share.

U.S. defense spending levels are uncertain and difficult to predict. The reduction in shipbuilding activity by the U.S. Navy, as evidenced by the reduction in fleet size from 566 ships in 1989 to 272 ships as of December 31, 2015, has resulted in workforce reductions in the industry but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Six major private United States shipyards, three of which we own, plus numerous other smaller private shipyards compete for contracts to construct, overhaul, repair, and convert naval vessels. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, compete for funding with each other, as well as with other defense products and services. We expect competition for future shipbuilding programs to be intense.

We compete with another large defense contractor for construction contracts to build surface combatants and submarines, and we are currently engaged in a competition to build either the next amphibious assault ship (LHA-8) or six fleet oilers (T-AO(X)). We may in the future compete with the same and other defense contractors to build other ships for which we are currently the sole source, including expeditionary warfare and amphibious assault ships. Moreover, reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share, which could negatively impact our financial condition, results of operations, or cash flows.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, two existing U.S. Government-owned shipyards may be able to refuel nuclear-powered aircraft carriers if substantial investments in facilities, personnel, and training were made. U.S. Government-owned shipyards engage in the refueling, overhaul, and inactivation of SSN-688 Los Angeles-class submarines and are capable of repairing and overhauling non-nuclear ships. The 2012 National Defense Authorization Act required DoD to develop a core depot level maintenance capability to refuel nuclear aircraft carriers. The 2013 Defense Authorization Act, however, modified the 2012 Act by restoring an exception for the nuclear refueling of an aircraft carrier from the definition of core depot level maintenance. The 2013 Act also amended and clarified the exception to cover the concurrent refueling and overhaul of an aircraft carrier, as well as the defueling of an aircraft carrier. Similarly, the 2013 Act restored an exclusion for nuclear aircraft carrier programs from the definition of core logistics capabilities that was contained in previous law. If a U.S. Government-owned shipyard were to become capable and engaged in the refueling of nuclear-powered aircraft carriers, our financial position, results of operations, or cash flows could be adversely affected.

We also compete in the shipbuilding engineering, planning, and design market with other companies that provide engineering support services. Such competition increases the risk that we may not be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design, and surface combatant and amphibious assault ship program contracts.

Our competitive environment is also affected by bid protests from unsuccessful bidders on new program awards. As the competitive environment intensifies, the number of bid protests may increase. Bid protests can result in an award decision being overturned, requiring a re-bid of the contract. Even when a bid protest does not result in a re-bid, resolution of the matter typically extends the time until contract performance can begin, which may reduce our earnings in the period in which the contract would otherwise be performed.

As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or negative findings from a U.S. Government audit or investigation.

As a U.S. Government contractor, we must comply with significant regulatory requirements, including those relating to procurement, cyber security, and nuclear operations. Government contracting requirements increase our contract performance and compliance costs and change on a consistent basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in increased performance and compliance efforts and costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to allowability of compensation costs, cyber security, counterfeit parts, specialty metals, and conflict minerals), can increase our performance and compliance costs and reduce our profitability.

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its various agencies, including the U.S. Navy's Supervisor of Shipbuilding, the DCAA, and the DCMA. These agencies review our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and internal policies. Systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems, and management information and cyber security systems. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Allegations of impropriety can also cause us significant reputational harm.

Whether or not illegal activities are alleged, the U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in business systems subject to its review. The U.S. Government has, in certain instances, withheld payments on certain of our contracts upon its assessment that deficiencies exist with one or more of our business systems. When appropriate, we will modify our affected business systems to address the U.S. Government's concerns.

The U.S. Government has, from time to time, recommended that certain of our contract prices be reduced, or that certain costs allocated to our contracts be disallowed. These recommendations sometimes involve substantial dollar amounts. In response to U.S. Government audits, investigations, and inquiries, we have also in the past made adjustments to our contract prices and the costs allocated to our government contracts. Such audits, investigations, and inquiries may result in future reductions of our contract prices. Any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if previously reimbursed.

We must comply with a variety of federal laws and regulations, including the FAR, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and Cost Accounting Standards, and we are subject, from time to time, to U.S. Government investigations relating to our operations. If we are convicted or otherwise found to have engaged in illegal activities, or are found not to have acted responsibly as defined by the law, we may be subject to reductions in the values of contracts, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment, any of which could have a material adverse effect on our financial position, results of operations, or cash flows.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control, and failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop, and manufacture products and provide services applied by our customers in a variety of environments. Problems and delays in product development or with delivery of subcontractor components or services as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, learning curve assumptions, or materials and parts could prevent us from satisfying contractual requirements.

First-in-class ships, also known as lead ships, usually have new technology that is supplied by the U.S. Navy, other contractors, or us. Problems in developing these new technologies or design changes in the construction process can lead to delays in the design schedule needed for construction. The risks associated with new technology or mid-construction design changes can both increase the cost of a ship and delay delivery. Late delivery of information can also cause inefficiencies in the construction process, increase costs, and put the delivery schedule at risk, which could adversely affect our profitability and future prospects.

Our products cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of products that cannot be accessed for repair or replacement, substandard quality or workmanship, and unplanned degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations by causing unanticipated expenses not covered by insurance or indemnification from the customer, diversion of management focus to respond to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract costs and fee payments previously received.

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

In October 2014, we ceased shipbuilding construction operations at our Avondale, Louisiana shipyard and consolidated all Ingalls shipbuilding into our Pascagoula shipyard. In connection with and as a result of the wind down of shipbuilding at Avondale, we have incurred substantial restructuring costs and asset write-downs, which we currently estimate at $287 million. We believe that substantially all such expenses are recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with FAR provisions governing the treatment of restructuring and shutdown related costs.

We have engaged in communications and negotiations with the U.S. Navy since 2010 regarding the amount and recovery of our restructuring and shutdown costs. In August 2015, we received a letter from the Supervisor of Shipbuilding's Contracting Officer ("Contracting Officer"), with a preliminary determination that our method of allocating as indirect costs certain employee retention and incentive expenses, which could be up to $57 million, did not comply with cost accounting allocation regulations. We have responded with our basis supporting our cost allocation positions and sought a determination that supports our method of cost allocation.

We currently do not have an agreement with the U.S. Navy regarding the government contract accounting and pricing treatment of the restructuring and shutdown costs associated with our wind down of operations at Avondale. We may also incur environmental costs in connection with the wind down. Such costs, which we cannot reasonably estimate at this time, could be significant. The actual restructuring expenses we incur in connection with our wind down of Avondale, including potential environmental costs, may be greater than our current estimate, and any inability to recover our restructuring expenses substantially in accordance with our cost recovery expectations could result in a material adverse effect on our financial position, results of operations, or cash flows.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. The size and nature of many of our contracts make the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate and contract for construction of ships that are not completely designed. Assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues for these ships are subject to the variability of the final ship design and evolving scope of work. Our assumptions on ship contracts include the length of time to complete the contract, because total costs include expected increases in wages and material prices. Similarly, our assumptions include the future impact of our efficiency initiatives and cost reduction efforts. We consider incentives, awards, and penalties related to contract performance in estimating revenues and profit rates, and we record them when sufficient information exists to assess anticipated contract performance.

The judgment and estimation processes described above are significant to our contract accounting, and materially different amounts can be generated if different assumptions are used or if actual events differ from our assumptions. Future changes in underlying assumptions, circumstances, or estimates may have a material adverse effect on our future financial position, results of operations, or cash flows. See Critical Accounting Policies, Estimates, and Judgments in Item 7.

Our business is subject to disruption caused by natural disasters, environmental disasters, and other events that could have a material adverse effect on our financial position, results of operations, or cash flows.

We have significant operations located in regions of the United States that have been and may in the future be exposed to damaging storms, such as hurricanes, floods, and environmental disasters, such as oil spills. The damage and disruption resulting from natural and environmental disasters may be significant. Natural disasters can disrupt our facilities, systems, or projects, which can interrupt operational processes and performance on our contracts. Should insurance or other risk transfer mechanisms be unavailable or insufficient to recover material costs associated with natural or environmental disasters, we could experience a material adverse effect on our financial position, results of operations, or cash flows. See Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

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

Our suppliers and subcontractors are also subject to natural and environmental disasters that could affect their ability to deliver products or services or otherwise perform their contracts. Performance failures by our subcontractors due to natural or environmental disasters may adversely affect our ability to perform our contracts, which could reduce our profitability in the event damages or other costs are not recoverable from the subcontractor, the customer, or insurers. Such events could also result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

In addition to the types of events described above, operation of our facilities may be disrupted by civil unrest, acts of sabotage or terrorism, and other local security concerns. Such events may require us to incur greater costs for security or to shut down operations for a period of time.

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We seek to negotiate and enter into insurance agreements to cover our significant risks and potential liabilities, including, among others, natural disasters, product liability, and business interruption resulting from an insured property loss. In some circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover the full amount of actual losses or liabilities incurred, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business makes it difficult to quantify the disruptive impact of such events. Such limitations on the availability of insurance coverage may result in us bearing substantial costs for uninsured losses, which could have a material adverse effect on our financial position, results of operations, or cash flows. Even in cases where we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows, and, if litigation with the insurance carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations, or cash flows.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 50% of our employees are covered by a total of eight collective bargaining agreements and two DoE site stabilization agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in July 2017, August 2018, and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Newport News will begin negotiations in early 2016 with IAM, which was recently determined to be the exclusive representative for approximately 200 Newport News radiological control, calibration, and laboratory technicians. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018.  Approximately 35 SN3 craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement.

Collective bargaining agreements generally expire after three to five years, and we negotiate successor agreements as each of our collective bargaining agreements expires. While we believe we maintain good relationships with our represented workers, it is possible that we may experience difficulties renegotiating expiring collective bargaining agreements. We have, in the past, experienced work stoppages, strikes, and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, we could incur additional expenses or work delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

Changes in key estimates and assumptions, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could significantly affect our earnings, equity, and contributions to our defined benefit pension and other postretirement benefit plans in future periods.

Our pension and retiree health care costs are dependent on significant judgment regarding various estimates and assumptions, particularly with respect to the discount rate and expected long-term rates of return on plan assets. Changes to these estimates and assumptions could have a material adverse effect on our financial position, results of operations, or cash flows. Differences between actual investment returns and our assumed long-term returns on assets will result in future changes in pension expense and the funded status of our plans, and could increase future funding of the plans.

Timing differences exist among the accrual of pension costs under accounting principles generally accepted in the United States of America ("GAAP"), pension funding requirements, and the recovery of pension costs that are allowable under our government contracts. Such timing differences could have a material adverse effect on our financial position, results of operations, or cash flows. On December 27, 2011, the U.S. Cost Accounting Standards ("CAS") Board issued its final CAS Harmonization Rule. The rule impacted pension costs on contracts beginning in 2013 and was effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Although we believe contractors are entitled to an equitable adjustment on CAS-covered contracts awarded prior to the February 27, 2012 effective date, the application of this rule could have a material adverse effect on our financial position, results of operations, or cash flows if we are unable to successfully recover such equitable adjustment.

For a complete discussion regarding how our consolidated financial statements can be affected by pension plan accounting policies and regulatory changes, see Critical Accounting Policies, Estimates, and Judgments in Item 7.

Unforeseen environmental costs could have a material adverse effect on our financial position, results of operations, or cash flows.

Our operations are subject to and affected by a variety of existing federal, state, and local environmental protection laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to concerns over climate change, other aspects of the environment, or natural resources. We expect to incur future capital and operating costs to comply with current and future environmental laws and regulations, and such costs could be substantial, depending on the future proliferation of environmental rules and regulations and the extent to which we discover currently unknown environmental conditions.

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

Various federal, state, and local environmental laws and regulations impose restrictions on the discharge of pollutants into the environment and establish standards for the transportation, storage, and disposal of toxic and hazardous wastes. Substantial fines, penalties, and criminal sanctions may be imposed for noncompliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances. Such laws and regulations render a party liable for environmental cleanup and remediation costs and damage without regard to negligence or fault on the part of such party and could expose us to liability for the conduct of or conditions caused by third parties.

In addition to fines, penalties, and criminal sanctions, environmental laws and regulations may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or to decrease the likelihood of accidental hazardous material releases. We have incurred, and expect to incur in the future, costs to comply with federal and state environmental laws and regulations related to the cleanup of pollutants released into the environment. In addition, if we are found to be in violation of the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the "Excluded Parties List" maintained by the General Services Administration, which would continue until the EPA concluded that the cause of the violation was cured. Facilities on the "Excluded Parties List" are prohibited from working on any U.S. Government contract.

The adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover related costs under our government contracts, or the financial insolvency of other responsible parties could cause us to incur costs that could have a material adverse effect on our financial position, results of operations, or cash flows.

We ceased shipbuilding construction at our Avondale, Louisiana shipyard in 2014. Our wind down of operations at this shipyard may result in environmental costs, the amount of which we cannot currently estimate. Such costs could be significant and could have a material adverse effect on our financial position, results of operations, or cash flows.

Market volatility and adverse capital or credit market conditions may affect our ability to access cost-effective sources of funding and may expose us to risks associated with the financial viability of suppliers and subcontractors and the ability of counterparties to perform on financial agreements.

The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers. We may access these markets from time to time to support certain business activities, including funding acquisitions and capital expansion projects and refinancing existing indebtedness. We also access these markets to obtain credit support for our workers' compensation self-insurance program and arrange for letters of credit. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations, meet contractual or financing commitments, make future investments or desirable acquisitions, or respond to competitive challenges.

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

We have existing agreements with counterparties in the financial markets, including brokers and dealers, commercial banks, and other institutional parties, and may in the future enter into agreements with such parties. These transactions expose us to potential credit risk in the event of default of a counterparty. In addition, our credit risk may be increased when collateral held by us to secure performance of a counterparty cannot be liquidated upon a sale or is liquidated at prices not sufficient to recover the full amount due to us under the related contract.

Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents, or business partners.

Our compliance program includes detailed compliance plans and related compliance controls, policies, procedures, and training designed to prevent and detect misconduct by employees, agents, or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition, and data privacy. We may not, however, prevent all such misconduct committed by our employees, agents, or business partners, and the risk of improper conduct may be expected to increase as we expand into commercial markets and foreign jurisdictions. Any improper actions by our employees, agents, or business partners could subject us to administrative, civil, or criminal investigations and monetary and non-monetary penalties, including suspension or debarment, which could have a material adverse effect on our financial position, results of operations, or cash flows. Any such improper actions could also cause us significant reputational harm.

Our business could be negatively impacted by security threats, including cyber security threats, and related disruptions.

As a defense contractor, we rely on our information technology infrastructure to process, transmit, and store electronic information, including classified and other sensitive information of the U.S. Government. While we maintain stringent information security policies and protocols, we face cyber security and other security threats to our information technology infrastructure, including threats to our and the U.S. Government's proprietary and classified information. We face unauthorized and unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from groups of hackers, and we could also face attempts to gain physical access to classified and other sensitive information located at our facilities. Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches of our information technology infrastructure or physical facilities could cause us to incur significant recovery and restoration expenses; degrade performance on existing contracts; and expose us to reputational damage, potential liability, or the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, which could have a material adverse effect on our operations, financial position, results of operations, or cash flows.

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

Our nuclear operations are subject to various safety related requirements imposed by the U.S. Navy, DoE, and Nuclear Regulatory Commission. In the event of noncompliance, these agencies may increase regulatory oversight, impose fines, or shut down our operations, depending on their assessment of the severity of the noncompliance. In addition, new or revised security and safety requirements imposed by the U.S. Navy, DoE, and Nuclear Regulatory Commission could necessitate substantial capital and other expenditures.

Subject to certain requirements and limitations, our contracts with the U.S. Navy and DoE generally provide for indemnity by the U.S. Government for costs arising out of or resulting from our nuclear operations. We may not, however, be indemnified for all liabilities we may incur in connection with our nuclear operations. To mitigate risks related to our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators and our own limited insurance for losses in excess of the coverage of facility operators. Such insurance, however, may not be sufficient to cover our costs in the event of an accident or business interruption relating to our commercial nuclear operations, which could have a material adverse effect on our financial position, results of operations, or cash flows.

Changes in future business conditions could cause business investments, recorded goodwill, and/or purchased intangible assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

As part of our business strategy, we acquire non-controlling and controlling interests in businesses. We make acquisitions and investments following careful analysis and due diligence processes designed to achieve a desired return or strategic objective. Business acquisitions generally involve estimates, assumptions and judgments in determining acquisition prices, which prices are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our analyses, due diligence processes and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates. In such events, we may be required to write down our carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of our common stock or the market as a whole can result in goodwill and/or purchased intangible asset impairment charges.

As of December 31, 2015, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 16% and 8%, respectively, of our total assets. We evaluate goodwill values for impairment annually on November 30, or when evidence of potential impairment exists. We also evaluate the values of purchased intangible assets when evidence of potential impairment exists. The impairment tests are based on several factors requiring judgment. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangible assets.

In the fourth quarter of 2015, the second quarter of 2015, and the fourth quarter of 2014, we recorded goodwill impairment charges at our Other segment of $16 million, $59 million, and $47 million, respectively. The Other segment, established in the second quarter of 2014 following the acquisition of UPI, is sensitive to developments in the oil and gas industry. The goodwill impairment charges were primarily driven by continuing declines in oil prices and the resulting decreases in industry market multiples. In the fourth quarter of 2015, we recorded an intangible asset impairment of $27 million at our Other segment as a result of declining market conditions and updated expectations.

Adverse equity market conditions that result in a decline in market multiples and the trading price of our common stock, or other events such as reductions in future contract awards or significant adverse changes in our operating margins or operating results of acquired businesses that vary significantly from projected results on which purchase prices are based, could result in an impairment of goodwill or other intangible assets. Any such impairments that result in us recording additional goodwill impairment charges could have a material adverse effect on our financial position or results of operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.

We are subject to income taxes in various jurisdictions. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, the ultimate tax determination of many of our transactions and calculations is uncertain. In addition, timing differences in the recognition of contract income for financial statement purposes and for income tax purposes can cause uncertainty with respect to the timing of income tax payments, which can have a significant impact on cash flow in a particular period. Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain transactions or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, the final results of any tax audits or related litigation could be materially different from our related historical income tax provisions and accruals. Changes in our tax rate as a result of changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial statement income and taxable income, the examination of previously filed tax returns by taxing authorities, and continuing assessments of our tax exposures can also impact our tax liabilities and affect our income tax expense, profitability, and cash flow.

We conduct a portion of our operations through joint ventures and strategic alliances. We may have limited control over such arrangements and experience returns that are not proportional to the risks and resources we contribute.

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

In joint ventures in which we hold a minority interest, we have limited control over many decisions relating to joint venture projects and internal controls relating to operations. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that apply to us. As a result, internal control issues may arise that could have a material adverse effect on the joint venture. In addition, in order to establish or preserve relationships with our joint venture partners, we may agree to assume risks and contribute resources that are proportionately greater than the returns we expect to receive in the related joint venture. Such agreements may reduce our income and returns on these investments compared to what we would have received if our assumed risks and contributed resources were proportionate to our returns.

Strategic acquisitions and investments we pursue involve risks and uncertainties.

In pursuing our business strategy, we review, evaluate, and consider potential acquisitions and investments. In evaluating such transactions, we have to make difficult judgments regarding the value of business opportunities, technologies, and other assets, the risks and costs of potential liabilities, and the future prospects of business opportunities. In addition, acquisitions and investments involve other risks and uncertainties, including the difficulty of integrating acquired businesses, challenges achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of management attention and resources from our existing operations and other initiatives, the potential impairment of acquired assets, and the potential loss of key employees of acquired businesses. Our financial results, business, and future prospects could be adversely affected by unanticipated performance issues at acquired businesses, transaction-related charges, liabilities, amortization of expenses related to purchased intangible assets, and charges for impairment of purchased intangible assets.

We are subject to various claims and litigation that could ultimately be resolved against us, requiring material future cash payments and/or future material charges against our operating income, materially impairing our financial position or cash flows.

The size, nature, and complexity of our business make it highly susceptible to claims and litigation. We are currently, and may in the future become, subject to various administrative, civil, or criminal litigation, environmental claims, income tax matters, compliance matters, claims, and investigations, which could divert financial and management resources and result in fines, penalties, compensatory, treble or other damages, or nonmonetary relief. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our reliance on government contracts and authorizations. Litigation, claims, or investigations, if ultimately resolved against us, could have a material adverse effect on our financial position, results of operations, or cash flows. Any litigation, claim, or investigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own certain patents, trademarks, copyrights, and other forms of intellectual property, and we license certain intellectual property rights to and from third parties. The U.S. Government generally holds licenses to certain intellectual property we develop in performance of government contracts, and it may use or authorize others to use such intellectual property. More recently, the U.S. Government has asserted or sought to obtain more extensive rights in intellectual property associated with its contracts. The U.S. Government's efforts could result in a decrease in our ability to control the use of certain of our intellectual property rights in a government contracting environment. Our intellectual property is also subject to challenge, invalidation, misappropriation, or circumvention by third parties.

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

Our debt exposes us to certain risks.

As of December 31, 2015, we had $1,273 million of debt and $1,223 million of additional borrowing capacity under our Second Amended and Restated Credit Agreement (the “Amended Credit Facility”). Our current level of debt could have important consequences, including:

•	Increasing our vulnerability to adverse economic or industry conditions;

•
Requiring us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic initiatives, and general corporate purposes;

•	Increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	Exposing us to the risk of higher interest rates, to the extent borrowings under our Amended Credit Facility are subject to variable rates of interest;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	Limiting our ability to borrow additional funds.

Because we use a portion of our cash flow from operations to service our debt, we could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations to which we are subject under our various debt arrangements. Moreover, we have significant additional borrowing capacity and may be able to incur significant additional debt in the future. To the extent new debt is added to our current debt levels, the related risks that we face could be increased.

Restrictive covenants in the indentures governing our senior notes and our Amended Credit Facility may restrict our ability to pursue our business strategies.

The terms of our Amended Credit Facility limit our ability, among other things, to:

•	Incur additional debt;

•	Pay dividends or make other distributions on, or repurchase or redeem, our stock;

•	Prepay, redeem, or repurchase certain of our debt;

•	Make investments;

•	Consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and

•	Incur liens.

The indentures governing our two tranches of 5.000% senior notes limit our ability, among other things, to:

•	Consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and

•	Incur liens.

In addition, the terms of our Amended Credit Facility require us to maintain a maximum leverage ratio. These covenants may restrict our financial flexibility, limit our strategic initiatives, restrict our ability to grow, or limit our ability to respond to competitive changes. These covenants may affect how we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. These covenants may, therefore, affect our ability to successfully execute our business strategy and operate our business.

Our spin-off from Northrop Grumman exposes us to potential liabilities, including U.S. federal income tax liabilities.

Our spin-off from Northrop Grumman was structured to minimize the likelihood that Northrop Grumman, Northrop Grumman's stockholders, and we would be required to recognize any taxable income, gain, or loss for U.S. federal income tax purposes as a result of the spin-off, except with respect to cash received by Northrop Grumman's stockholders in lieu of fractional shares. If all or a portion of the spin-off does not qualify as a tax-free transaction, Northrop Grumman would recognize a substantial gain for U.S. federal income tax purposes. In such case, under IRS regulations, each member of Northrop Grumman's consolidated group at the time of the spin-off, including us and our subsidiaries, would be severally liable for the resulting U.S. federal income tax liability.

In connection with the spin-off, Northrop Grumman and we agreed that each of us would be responsible for the debts, liabilities, and other obligations related to the respective business or businesses that we own and operate following the spin-off. Although we do not expect to be liable for any such obligations not expressly assumed by us, it is possible that a court would disregard the agreed allocation and require that we assume responsibility for obligations allocated to Northrop Grumman, such as certain tax and/or environmental liabilities, particularly if Northrop Grumman were to refuse or be unable to pay or perform its allocated obligations.

Anti-takeover provisions in our organizational documents and Delaware law, as well as regulatory requirements, could delay or prevent a change in control.

Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws may delay or prevent a merger or acquisition that stockholders may consider favorable. For example, our Restated Certificate of Incorporation and Restated Bylaws currently provide for a classified board of directors, require advance notice for stockholder proposals and director nominations, and authorize our board of directors to issue one or more series of preferred stock. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Delaware law also imposes restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

Our nuclear shipbuilding operations are considered vitally important to the U.S. Navy. Consequently, the U.S. Navy has required us to include in our contracts with the Navy provisions regarding notice and approval rights in the event of a change of control of our nuclear shipbuilding operations and regarding the Navy's obligations to indemnify us for losses relating to our nuclear work for the Navy.  Such provisions require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and obtain the Navy's consent for transferring certain related licenses, to facilitate the Navy's ability to ensure that a potential buyer would continue to conduct our operations in a satisfactory manner. We have included such provisions in solicitations for future U.S. Navy nuclear work, and we expect them to be included in future contracts with the Navy for nuclear work.

Provisions of our Restated Certificate of Incorporation and our Restated Bylaws and our existing contracts with the U.S. Navy may have the effect of discouraging, delaying, or preventing a change of control of our company that may be beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments.

ITEM 2. PROPERTIES

Our principal properties are located in San Diego, California; Broomfield, Colorado; Avondale (New Orleans), Louisiana; Pascagoula, Mississippi; Houston, Texas; Hampton, Newport News, Suffolk, and Virginia Beach, Virginia; and Washington, D.C.

Ingalls - The properties comprising our Ingalls operating segment are located in Pascagoula, Mississippi, and Avondale and Waggaman, Louisiana. In March 2015, we sold the Gulfport Composite Center of Excellence to the Mississippi State Port Authority.

Our Pascagoula shipyard is a primary builder of major surface warships for the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to be developing and building six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 51 years of the lease and beyond.

In October 2014, we ceased shipbuilding construction operations at the Avondale facility. Our Avondale shipyard is located on approximately 268 acres on the banks of the Mississippi River, approximately 12 miles upriver from downtown New Orleans. Approximately 20% of the Avondale shipyard is leased from several third parties. The leases have varying expiration dates and typically contain renewal rights. The Avondale shipyard site has the capacity to manufacture large amphibious assault ships and military and commercial transport vessels, and includes three outfitting docks totaling more than 6,000 linear feet. In addition to the shipyard, the Avondale facilities include the Maritime Technology Center of Excellence.

Newport News - The primary properties comprising our Newport News operating segment are located in Newport News, Virginia.

Our facilities in Newport News are located on approximately 550 acres that we own near the mouth of the James River, which adjoins the Chesapeake Bay, the premier deep-water harbor on the east coast of the United States. Our Newport News shipyard is one of the largest in the United States. It is the sole designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two shipyards capable of designing and building nuclear-powered submarines for the U.S. Navy. The shipyard also provides services for naval and commercial vessels.

Our Newport News shipyard includes seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, and various other shops. It also has a variety of other facilities, including an 18-acre all-weather steel fabrication shop, accessible by both rail and transporter, module outfitting facilities that enable us to assemble a ship's basic structural modules indoors and on land, machine shops totaling 300,000 square feet, and an apprentice school, which provides a four-year accredited apprenticeship program to train shipbuilders.

Our Newport News segment also includes CMSD facilities in San Diego, California, AMSEC facilities in Virginia Beach, Virginia, NNI facilities in Newport News, Virginia, and SN3 facilities in Broomfield, Colorado.

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

ITEM 3. LEGAL PROCEEDINGS

U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of our company, and the results of such investigations may lead to administrative, civil, or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, or compensatory, treble, or other damages. U.S. Government regulations provide that certain findings against a contractor may also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Any suspension or debarment would likely have a material effect on us because of our reliance on government contracts.

In January 2013, we disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that we had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on Navy and Coast Guard contracts. We conducted an internal investigation, led by external counsel, and have taken remedial actions, including the termination of employees in instances where we believed grounds for termination existed. We provided information regarding our investigation to the relevant government agencies. We agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from our internal investigation. The U.S. Navy has reduced its portion of the withhold from $18.2 million to $4.7 million, while expressing its view that the gross amount of potential mischarging incurred by the Navy will likely not exceed $3.1 million. The U.S. Coast Guard informed us in June 2014 that it was provisionally reducing its withhold from $5.8 million to $3.6 million. Based on the results of our internal investigation, we estimate that the maximum amount of U.S. Navy and Coast Guard mischarging is approximately $4 million. We are continuing discussions with our U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but we cannot predict whether or when these customers will agree to any additional release of the withhold amounts.

In June 2015, the DoJ informed us that it is investigating the matters we disclosed to the DoD in January 2013. In July 2015, the DoJ requested information from us, and we are cooperating with the DoJ’s requests and have provided certain information to the DoJ. Depending upon the outcome of this matter, which could result in litigation by the DoJ against us, we could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material effect on our consolidated financial position, results of operations, or cash flows. Given the early stage of our discussions with the DoJ, we are currently unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome of this matter.

Litigation - We are party to various claims and legal proceedings that arise in the ordinary course of business. Although we believe that the resolution of any of these various claims and legal proceedings will not have a material effect on our consolidated financial position, results of operations, or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

In 2013, we resolved litigation against an insurance provider, Factory Mutual Insurance Company ("FM Global"), arising out of a disagreement concerning the coverage of certain losses related to Hurricane Katrina. In January 2011, we, through a predecessor-in-interest, filed suit in Superior Court in California against Aon Risk Insurance Services West, Inc. ("Aon"), which acted as broker to our predecessor-in-interest in connection with the insurance policy with FM Global, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as declaratory relief. Those included damages unrecovered from FM Global plus costs, legal fees, and expenses incurred in the lawsuit against FM Global, as well as interest. In January 2014, we amended our complaint to allege fraud and seek punitive damages. In May 2015, we entered into a settlement agreement with Aon, pursuant to which Aon made a cash payment of $150 million to us and we released our claims against Aon.

In January 2011, the U.S. Department of Justice ("DoJ") first informed us through Northrop Grumman of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint we received alleges that, through largely unspecified fraudulent means, we and Northrop Grumman obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and we were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys' fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

In July 2012, the District Court entered an order permitting us to disclose certain information not included in the redacted copy of the Complaint received by us, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. In December 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. In February 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. We filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters were stayed pending resolution of those motions. On June 3, 2015, the District Court granted our motion to disqualify Holmes as relator, dismissed the case as to Holmes, and entered final judgment in favor of us. Holmes has appealed the District Court's decision to the U.S. Court of Appeals for the Fifth Circuit.
Based upon a review to date of the information available to us, we believe that we have substantive defenses to the allegations in the Complaint, that the claims as set forth in the Complaint evidence a fundamental lack of understanding of the terms and conditions in our shipbuilding contracts, including the post-Katrina modifications to those contracts, and the manner in which the parties performed in connection with the contracts, and that the claims as set forth in the Complaint lack merit. We, therefore, believe that the claims as set forth in the Complaint will not result in a material effect on our consolidated financial position, results of operations, or cash flows. We intend to defend the matter vigorously, but we cannot predict what new or revised claims might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome.
We and our predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, in which former and current employees and various third parties allege exposure to asbestos-containing materials while on, or associated with, our premises or while working on vessels constructed or repaired by us. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos-related conditions. In some cases, several of our former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to us for our liability and that of our former executive officers. Although we believe the ultimate resolution of these cases will not have a material effect on our consolidated financial position, results of operations, or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

We and our predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the “Republic”) since 2002 over a contract for the repair, refurbishment and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, we filed an arbitral statement of claim asserting breaches of the contract and $173 million in damages plus substantial interest and litigation expenses. In July 2014, the Republic filed in the arbitration a statement of defense denying all our allegations and a counterclaim alleging late redelivery of the frigates, unfinished work and breach of warranty and asserting damages of $61 million plus interest. An arbitration hearing was held in January 2015, and we cannot predict when the arbitration panel will render a decision. No assurances can be provided regarding the ultimate outcome of this matter.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 12, 2016, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	56	President and Chief Executive Officer
Brian J. Cuccias	59	Corporate Vice President and President, Ingalls Shipbuilding
Jerri F. Dickseski	53	Corporate Vice President, Communications
William R. Ermatinger	52	Corporate Vice President and Chief Human Resources Officer
Christopher D. Kastner	52	Corporate Vice President and General Manager, Corporate Development
Matthew J. Mulherin	56	Corporate Vice President and President, Newport News Shipbuilding
Barbara A. Niland	57	Corporate Vice President, Business Management and Chief Financial Officer
Nicolas G. Schuck	42	Corporate Vice President, Controller and Chief Accounting Officer
Mitchell B. Waldman	55	Corporate Vice President, Government and Customer Relations
Kellye L. Walker	49	Corporate Vice President and General Counsel
D. R. Wyatt	57	Corporate Vice President and Treasurer

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

Nicolas G. Schuck, Corporate Vice President, Controller and Chief Accounting Officer - Mr. Schuck was appointed Corporate Vice President, Controller and Chief Accounting Officer effective August 10, 2015. Prior to that, he worked as Assistant Controller at our Newport News Shipbuilding division. Prior to that, and since joining us in January 2012, he served as our Corporate Assistant Controller. From December 2009 until December 2011, Mr. Schuck served as Director, Finance at ManTech International Corporation, a provider of technologies and solutions for national security programs for the intelligence community and other U.S. federal government customers. Prior to that, he worked for PricewaterhouseCoopers and Arthur Andersen. Mr. Schuck attended the National Institute of Economics and Accounting in Paris. He holds a bachelor's degree and a master's degree in accounting and finance and is a certified public accountant.

Mitchell B. Waldman, Corporate Vice President, Government and Customer Relations - Mr. Waldman has been our Corporate Vice President, Government and Customer Relations since the spin-off. In this position, he is responsible for the development and management of our government and customer affairs programs. Prior to that and since 2009, Mr. Waldman served as Vice President of Business Development of Advanced Programs and Technology for Northrop Grumman's Aerospace Systems sector. Prior to that position, he served as Northrop Grumman's Corporate Director for Acquisition Policy from 2008. From 2003 to 2008, Mr. Waldman served as National Security Advisor for former Sen. Trent Lott. Prior to that, he held various senior executive positions within the Department of the Navy, including Deputy Assistant Secretary of the Navy (Ships). He holds a B.S. in Mechanical Engineering from the University of Florida and a J.D. from Catholic University.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2015		2014
	High	Low	High	Low
January through March	$144.00	$109.42	$105.37	$87.91
April through June	$142.99	$111.38	$104.49	$93.59
July through September	$128.22	$102.76	$107.59	$89.29
October through December	$136.55	$103.58	$115.48	$92.37

Stockholders

The approximate number of common stockholders was 19,230 as of February 12, 2016.

Dividends

Quarterly cash dividends per common share for the most recent two years were as follows:

	2015	2014
January through March	$0.40	$0.20
April through June	$0.40	$0.20
July through September	$0.40	$0.20
October through December	$0.50	$0.40

The terms of our Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) limit our ability to pay dividends. See Note 14: Debt in Item 8.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on April 29, 2016, in Newport News, Virginia.

Stock Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in our common stock on March 22, 2011, to the Standard & Poor's ("S&P") 500 Index and the S&P 500 Aerospace and Defense Index.

(1)	The cumulative total return assumes reinvestment of dividends.

(2)	The total return is weighted according to market capitalization of each company at the beginning of each year.

(3)	Our common stock first began trading on the New York Stock Exchange on March 22, 2011.

(4)
The S&P 500 Aerospace & Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Honeywell International, Inc., L-3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., Textron, Inc., and United Technologies Corporation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2013, our board of directors authorized an increase in our existing stock repurchase program from $150 million to $300 million and an extension of the term of the program to October 31, 2017. In October 2014, our board of directors authorized an increase in the stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. In October 2015, our board of directors authorized an increase in our stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information by month relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2015 through October 31, 2015	217,026	$105.81	217,026	$723.0
November 1, 2015 through November 30, 2015	—	—	—	723.0
December 1, 2015 through December 31, 2015	115,670	127.93	115,670	708.2
Total	332,696	$113.50	332,696	$708.2

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 19: Stock Compensation Plans in Item 8 and Equity Compensation Plan Information in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data. The table should be read in conjunction with Item 7 and Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31
($ in millions, except per share amounts)	2015	2014	2013	2012	2011
Sales and service revenues	$7,020	$6,957	$6,820	$6,708	$6,575
Goodwill impairment	75	47	—	—	290
Operating income (loss)	769	655	512	358	100
Net earnings (loss)	404	338	261	146	(100)
Total assets (1)	6,024	6,239	6,190	6,353	6,021
Long-term debt (1)(2)	1,273	1,562	1,665	1,740	1,782
Total long-term obligations (1)	3,260	3,562	3,277	4,302	3,790
Free cash flow (3)	640	551	97	170	331
Dividends declared per share	$1.70	$1.00	$0.50	$0.10	$—
Basic earnings (loss) per share (4)	$8.43	$6.93	$5.25	$2.96	$(2.05)
Diluted earnings (loss) per share (4)	$8.36	$6.86	$5.18	$2.91	$(2.05)

(1) Prior year disclosures have been retrospectively adjusted to reflect the reclassification of debt issuance costs between miscellaneous other assets and long-term debt to conform to the current year presentation.
(2) Long-term debt does not include the current portion of long-term debt, which is included in current liabilities.
(3) Free cash flow is a non-GAAP financial measure and represents cash from operating activities less capital expenditures. See Liquidity and Capital Resources in Item 7 for more information on this measure.
(4) On March 30, 2011, the record date of the stock distribution associated with the spin-off from Northrop Grumman, approximately 48.8 million shares of $0.01 par value HII common stock were distributed to Northrop Grumman stockholders. This share amount was utilized for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011, as the impact of dilutive securities in the three month period ended March 31, 2011, was not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

For more than a century, we have designed, built, overhauled and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. We conduct business primarily with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. HII is organized into three reportable segments: Ingalls, Newport News, and Other. Through our Ingalls segment, we are a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters ("NSC") for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. Our Other segment was established in the second quarter of 2014 to account for certain of our non-shipbuilding commercial activities.

The following discussion should be read along with the audited consolidated financial statements included in this Annual Report on Form 10-K.

Business Environment

In August 2011, the BCA reduced the DoD top line budget by $487 billion from fiscal year 2012 through 2021. Additionally, because Congress did not identify savings to reduce the U.S. deficit by up to $1.2 trillion prior to March 1, 2013, budgetary sequestration was implemented under the BCA. Sequestration requires an additional reduction from fiscal year 2012 through 2021 of $500 billion for defense spending and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard.

In December 2013, the President signed into law the BBA 2013, which provided $63 billion in sequestration relief over two years, split evenly between defense and non-defense programs, and set overall discretionary spending at $1.012 trillion and $1.013 trillion for fiscal years 2014 and 2015, respectively. On November 2, 2015, the President signed into law the BBA 2015, which provided $80 billion in sequestration relief over two years, split evenly between defense and non-defense programs. The BBA 2015 provided sequestration relief of $50 billion and $30 billion for fiscal years 2016 and 2017, respectively, resulting in overall discretionary spending caps of $1.067 trillion and $1.070 trillion for fiscal years 2016 and 2017, respectively. Sequestration remains in effect under the BCA for fiscal years 2018 through 2021. Enactment of the BBA 2015 enabled the House and Senate Appropriations Committees to agree upon final appropriations levels and enabled final passage and enactment of the Consolidated Appropriations Act of 2016, which provided general spending for most of the U.S. federal government, including the DoD, DoE, and the Department of Homeland Security.

The Consolidated Appropriations Act of 2016 specifically provided funding for construction of CVN-79 John F. Kennedy, advance procurement funding for CVN-80 Enterprise, construction of two SSN-774 Virginia-class submarines, procurement for the CVN-73 USS George Washington RCOH, advance procurement for the CVN-74 USS John C. Stennis RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, advance procurement for LHA-8 (unnamed), procurement of an additional LPD-17 San Antonio-class warship, advance procurement to accelerate the LXR program, RDT&E funding for the Ohio replacement program, procurement of a T-AO(X) fleet oiler, and procurement of an additional NSC for the U.S. Coast Guard.

While the BBA 2015 eliminated the implementation of sequestration reductions for fiscal years 2016 and 2017, uncertainty continues regarding the specific effects of sequestration in fiscal years 2018 through 2021, and related funding reductions that could result in the cancellation of or decreased funding for our existing programs and/or a lack of funding for future programs.

The impact of the continuing federal fiscal debates for fiscal year 2017 and beyond remains uncertain, and we cannot predict the impact that the sequestration cuts or other defense spending cuts may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, defense spending cuts and delays could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget reductions will present for the defense industry. We believe continued budget pressures will have serious negative consequences for the security of our country, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. Congress continues to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

Defense Industry Overview

The United States faces a complex, uncertain, and rapidly changing national security environment. The defense of the United States and its allies requires the ability to respond to constantly evolving threats, terrorist acts, regional conflicts, and cyber attacks, responses to which are increasingly dependent on early threat identification. National responses to such threats can require unilateral or cooperative initiatives that include dissuasion, deterrence, active defense, security and stability operations, and peacekeeping. We believe the U.S. Government will continue to place a high priority on the protection of its engaged forces and citizenry and on minimizing collateral damage when force must be applied in pursuit of national objectives.

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

We expect that the DoD execution of its strategy will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its capabilities, while facing additional major budget cuts that began in 2013. While the BBA 2015 established new budget caps and provided sequestration relief for fiscal years 2016 and 2017, it is unclear how sequestration could impact programs for 2018 and beyond. BCA spending caps could have a significant impact on future spending plans for defense and non-defense discretionary programs. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations, or cash flows, including revenues, goodwill, and long-lived assets.

In March 2015, the U.S. Navy released its 2016 Shipbuilding Plan, which anticipates a fleet of 308 ships comprised of 12 ballistic missile submarines, 11 nuclear-powered aircraft carriers, 48 nuclear-powered attack submarines, 88 large multi-mission surface combatants, 52 small multi-role surface combatants, 34 amphibious landing ships, 29 combat logistics force ships, and 34 support vessels. The 2016 Shipbuilding Plan also notes that the four SSGN currently in service will retire in the mid-2020s, and the U.S. Navy is exploring the possibility of inserting a quad-pack of large diameter payload tubes in Block V SSN-774 Virginia-class submarines to offset the loss of the SSGN strike capability. The 2016 Shipbuilding Plan also acknowledges that the DoD will encounter several challenges in executing the plan, particularly with regard to funding new submarines to replace the Ohio-class nuclear ballistic submarines. Significant reductions in the number of ships procured by the U.S. Navy would have a material effect on our financial position, results of operations, or cash flows. It is anticipated that the U.S. Navy will submit a shipbuilding plan to Congress subsequent to submission of the Fiscal Year 2017 President's Budget Request, which will provide additional details regarding the force structure.

The shipbuilding defense industry, as characterized by its competitors, customers, suppliers, potential entrants, and substitutes, is unique in many ways. It is heavily capital and skilled labor intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by a supplier base that has trended toward exclusive providers. Smaller shipyards, however, have entered the market to build the U.S. Navy's new LCS. The U.S. Navy must compete with other national priorities, including other defense activities and entitlement programs, for a share of federal budget funding.

The DoD continues to adjust its procurement practices, requirements criteria, and source selection methodology in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. The most recent initiatives, included in the September 2014 BBP 3.0, are organized into eight major areas: achieve affordable programs; achieve dominant capabilities while controlling lifecycle costs; incentivize productivity in industry and government; incentivize innovation in industry and government; eliminate unproductive processes and bureaucracy; promote effective competition; improve tradecraft in acquisition of services; and improve the professionalism of the total acquisition workforce. While the impact to our business resulting from these initiatives remains uncertain, they could have a material impact on current programs, as well as new business opportunities with the DoD. See Risks Related to Our Business in Item 1A.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 95%, 94% and 98% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 5%, 6% and 2% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively, were generated from firm fixed-price arrangements.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates by management in its application. The development and selection of these critical accounting policies have been determined by our management. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. We consider the policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting, goodwill, and intangible assets;

•	Litigation, commitments, and contingencies;

•	Retirement related benefit plans; and

•	Workers' compensation.

Revenue Recognition

Overview - Most of our revenues are derived from long-term contracts for the production of goods and services provided to the federal government, which are accounted for in conformity with GAAP for construction-type and production-type contracts and federal government contractors. We have other types of contracts, such as services and commercial arrangements, for which revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred. We classify contract revenues as product sales or service revenues depending on the predominant attributes of the relevant underlying contracts. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting method for a particular contract.

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

At the start of each contract, we estimate an initial profit-booking rate that considers risks related to technical requirements and feasibility, schedule, and contract costs. Management then performs periodic reviews of our contracts in order to evaluate technical matters, schedule, and contract costs. During the life of a contract, the profit-booking rate may increase as we are able to retire risks in connection with technical matters, schedule, and contract costs. Conversely, if we are not able to retire these risks, our EAC may increase, resulting in a lower profit-booking rate.

Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. Hence, the effect of the changes in future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts in a period could have a material effect on our consolidated financial position or results of operations for that period.

For the years ended December 31, 2015, 2014 and 2013, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Year Ended December 31
($ in millions)	2015	2014	2013
Gross favorable adjustments	$304	$253	$220
Gross unfavorable adjustments	(65)	(31)	(107)
Net adjustments	$239	$222	$113

For the year ended December 31, 2015, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program, the Legend-class NSC program, and the LPD-17 San Antonio-class program, including delivered ships, the resolution of outstanding contract changes on the LHA-6 America-class program and the CVN-71 USS Theodore Roosevelt RCOH, and contract impacts of the Aon litigation settlement. During the same period, unfavorable cumulative catch-up adjustments included lower performance on CVN-78 Gerald R. Ford, as well as other individually insignificant adjustments.

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

For the year ended December 31, 2013, favorable cumulative catch-up adjustments were primarily related to the SSN-774 Virginia-class submarine program, driven by risk retirement, performance improvement, and the favorable resolution of outstanding contract changes, risk retirement on the execution contract for the CVN-71 USS Theodore Roosevelt RCOH, and risk retirement on the Legend-class NSC program. For the same period, unfavorable cumulative catch-up adjustments were primarily related to the closing of our Gulfport facility, costs and delays on LHA-6 America associated with the remediation of mechanical issues identified during testing, as well as unfavorable performance on LPD-25 Somerset, including costs and delays associated with repairing damage caused by underwater debris during preparation for sea trials.

Cost Estimation - The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of our engineers, program managers, and financial professionals. Factors we consider in estimating the work to be completed and ultimate contract recovery include the availability, productivity, and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete. A significant change in an estimate on one or more contracts in a period could have a material effect on our consolidated financial position or results of operations for that period, and, where such changes occur, separate disclosure is made of the nature, underlying conditions, and financial impact of the change. We update our contract cost estimates at least annually and more frequently as determined by events or circumstances. We review and assess our cost and revenue estimates for each significant contract on a quarterly basis.

We record a provision for the entire loss on a contract in the period the loss is determined when estimates of total costs to be incurred on the contract exceed estimates of total revenues to be earned. We offset loss provisions first against costs that are included in unbilled accounts receivable or inventoried costs, with any remaining amount reflected in other current liabilities.

Purchase Accounting, Goodwill, and Intangible Assets
Goodwill - Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill as of December 31, 2015 and 2014, was $956 million and $1,026 million, respectively.

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

We estimate the fair value of each reporting unit using a combination of discounted cash flow analysis and market based valuation methodologies. Determining fair value requires the exercise of significant judgment, including judgments about projected revenues, operating expenses, working capital investment, capital expenditures, and cash flows over a multi-year period. The discount rate applied to our forecasts of future cash flows is based on our estimated weighted average cost of capital. In assessing the reasonableness of our determined fair values, we evaluate our results against our market capitalization. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

November 30, 2015 Impairment Test - In connection with our annual goodwill impairment test, we tested goodwill for each of our four reporting units. As a result of our annual goodwill impairment test, we determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2015, except for the Oil and Gas reporting unit in our Other segment.

December 31, 2015 Impairment Test - While the November 30, 2015, annual impairment test did not result in an impairment, considering the limited excess fair value of goodwill over its carrying value in our Oil and Gas reporting unit and the continued decline in oil prices and related industry activity levels, we performed an interim assessment of goodwill as of December 31, 2015. Our determination of fair value as of December 31, 2015, considered industry events that occurred in the period since our annual goodwill impairment test, as well as the updated long term outlook for this reporting unit. Those events included continued deterioration in the oil and gas markets, numerous industry-wide project deferrals, and capital spending cuts announced by industry leaders. The analysis concluded the fair value of this reporting unit was less than its carrying value as of December 31, 2015, and we recorded a goodwill impairment charge of $16 million at our Other segment in the fourth quarter of 2015.

May 31, 2015 Impairment Test - We continuously monitor industry events and changes in circumstances in the industries in which our reporting units conduct business. In consideration of the Oil and Gas reporting unit’s sensitivity to developments within its industry, the continued decline in crude oil prices, significant reductions in its customer capital spending plans, and project delays, we concluded an interim goodwill impairment test was necessary to determine whether it was more likely than not that the fair value of our Oil and Gas reporting unit was still higher than its carrying value as of May 31, 2015. Our assessment considered the aforementioned changes to expectations that were considered as part of our annual goodwill impairment test as of November 30, 2014. As a result of our analysis, we recorded a $59 million goodwill impairment charge at our Other segment in the second quarter of 2015.

November 30, 2014 Impairment Test - We performed our annual goodwill impairment testing as of November 30, 2014, and determined that goodwill at our Other segment was impaired by $47 million. The goodwill impairment charge was primarily driven by the drop in oil prices and the resulting decrease in industry market multiples. We determined that the estimated fair value of our remaining reporting units significantly exceeded their corresponding carrying values as of November 30, 2014.

Other Intangible Assets - We perform tests for impairment of amortizable intangible assets whenever events or circumstances suggest that amortizable intangible assets may be impaired.

December 31, 2015 Impairment Test - We performed an impairment test as of December 31, 2015, on the amortizable intangible assets that arose from the UPI acquisition, which reside in our Oil and Gas reporting unit within our Other segment. The Oil and Gas asset group’s long-lived intangible assets consist primarily of customer relationships and, to a lesser degree, trade name and developed technology. We performed our impairment test considering the latest market conditions and expectations, as well as lower anticipated revenue and profitability. Based on the nature of UPI's intangible assets, we performed the recoverability test at the reporting unit level. In connection with the recoverability test, we reevaluated the remaining useful lives of the intangible assets and determined the total undiscounted pretax cash flows generated by the reporting unit over the remaining useful life of the primary asset, customer relationships. The carrying amount of the reporting unit was greater than the total undiscounted pretax cash flows, and, as a result, the intangible assets were written down by $27 million, charged against cost of sales and service revenues within income from operations at our Other segment.

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

Factors that could result in changes to the assessment of probability, range of estimated costs, and environmental accruals include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, results of efforts to involve other legally responsible parties, financial insolvency of other responsible parties, changes in laws and regulations or contractual obligations affecting remediation requirements, and improvements in remediation technology. Although we cannot predict whether new information gained as remediation projects progress will materially affect the accrued liability, we do not believe that future remediation expenditures will have a material effect on our financial position, results of operations, or cash flows.

Asset Retirement Obligations - We record all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and contractual lease restoration obligations. Recorded amounts as of December 31, 2015 and 2014, were $18 million and $22 million, respectively, and consist primarily of obligations associated with the wind down of shipbuilding operations at our Avondale facility. See Note 2: Summary of Significant Accounting Policies in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2015, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of these facilities may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and these obligations have, therefore, not been included in our consolidated financial statements.

Litigation Accruals - Litigation accruals are recorded as charges to earnings when management has determined, after taking into consideration the facts and circumstances of each matter, including any settlement offers, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure may vary from earlier estimates as further facts and circumstances become known. Based upon the information available, we believe that the resolution of any of these various claims and legal proceedings will not have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Retirement Related Benefit Plans

We recognize, on a plan-by-plan basis, the funded status of our retirement related benefit plans as an asset or liability on our balance sheet, with corresponding adjustments to after-tax accumulated other comprehensive income, and deferred tax assets or liabilities. The funded status represents the difference between the benefit obligation and the fair value of plan assets. See Note 18: Employee Pension and Other Postretirement Benefits in Item 8.

We calculate our retirement related benefit plan costs under both CAS and U.S. GAAP Financial Accounting Standards ("FAS"). The calculations under CAS and FAS require significant judgment. CAS prescribes the determination, allocation, and recovery of retirement related benefit plan costs on U.S. Government contracts through the pricing of products and services. FAS outlines the methodology used to determine retirement related benefit plan expense or income, as well as the liability, for financial reporting purposes. The CAS requirements for these costs and their calculation methodologies differ from FAS. As a result, while both CAS and FAS use assumptions in their calculation methodologies, each method results in different calculated amounts of retirement related benefit plan costs.

Retirement related benefit plan costs are allocated to our U.S. Government contracts as allowable costs based upon CAS. We recover our CAS costs through the pricing of products and services on U.S. Government contracts so that the CAS cost is recognized in segment product sales and service revenues and in the costs of those product sales and service revenues. In order to present our consolidated financial statements in accordance with FAS, we record the difference between our FAS expense and CAS cost (“FAS/CAS Adjustment”) as operating income (loss) within general and administrative expenses. For the years ended December 31, 2015 and 2014, our CAS costs in excess of FAS expenses were $104 million and $72 million, respectively, and for the year ended December 31, 2013, our FAS expense exceeded our CAS costs by $61 million.

The minimum funding requirements for our qualified pension plans are determined under the Employee Retirement Income Security Act of 1974 ("ERISA"), which is primarily based on the year's expected service cost and amortization of other previously unfunded liabilities. Effective January 1, 2011, we were subject to the funding requirements under the Pension Protection Act of 2006 ("PPA"), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year. PPA also introduced a variety of benefit restrictions that apply if a plan falls below different funded percentages, as defined by the Internal Revenue Code. In funding our plans, we consider various factors, including the minimum funding requirements, maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated funding levels of each plan.

During 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") was enacted. MAP-21 included provisions for potential pension relief to plan sponsors in the form of higher interest rate assumptions that were used to determine minimum funding requirements. The relief derived from these provisions was to be phased out to lower levels over the next few years. The enactment of the Highway and Transportation Funding Act (“HATFA”) in 2014 and BBA 2015 successively provided for the continuation of higher interest rate assumptions used to determine minimum funding requirements and extended the pension relief phase-out period. We consider the effects of legislation such as MAP-21, HATFA, and BBA 2015 in the context of current year and future projected funded status levels in deciding on the level of contributions to make to our plans each year.

Due to the differences in requirements and calculation methodologies between FAS and CAS, our FAS pension expense is not necessarily indicative of the funding requirements under PPA or the amounts we recover from the U.S. Government under CAS.

When PPA was enacted, it was anticipated that the amounts required to be funded would exceed government contractors' recovery of those costs under CAS. To remedy this cash flow misalignment, on December 27, 2011, the U.S. Cost Accounting Standards Board issued its final CAS Harmonization Rule ("Harmonization"). Harmonization is intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. Harmonization became effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Under Harmonization, only contracts entered into before the effective date qualify for an equitable adjustment. Price proposals for CAS covered contracts awarded on or after the effective date of February 27, 2012, reflect the effects of the rule. Harmonization affects pension costs on contracts over a phase-in period ending in 2017. Our CAS pension cost recoveries are expected to remain unaffected by the pension relief provisions offered under MAP-21, HATFA, and BBA 2015 because of the method permitted under Harmonization we use to determine the CAS interest rate, which is a current market rate.

Assumptions - We account for our retirement related benefit plans on the accrual basis under FAS. The measurements of obligations, costs, assets, and liabilities require significant judgment. We annually review our assumptions, which are set at each year end and are generally not changed during the following year unless there is a major plan event, such as an amendment, curtailment, or settlement that would trigger a remeasurement. The key assumptions in these measurements are the interest rate used to discount future benefit payments and the expected long-term rate of return on plan assets.

Discount Rate - The assumed discount rate under FAS is used to determine the retirement related benefit plan obligations and expense, and represents the hypothetical rate at which the plans' benefit obligations could be effectively settled at the measurement date. Consequently, the discount rate can be volatile from year to year. The discount rate assumption is determined for each plan by constructing a hypothetical portfolio of high quality bonds with cash flows that match the estimated outflows for future benefit payments to determine a single equivalent discount rate. Benefit payments are not only contingent on the terms of a plan, but also on the underlying participant demographics, including current age and assumed mortality. We use only bonds that are denominated in U.S. Dollars, are rated Aa or better by nationally recognized statistical rating agencies, have a minimum outstanding issue of $100 million as of the measurement date, and are not callable, convertible, or index-linked.

Taking into consideration the factors noted above, our weighted average discount rate for pensions was 4.73% and 4.34% as of December 31, 2015 and 2014, respectively. Our weighted average discount rate for other postretirement benefits was 4.58% and 4.22% as of December 31, 2015 and 2014, respectively.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, and is based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. Historical plan asset performance alone has inherent limitations in predicting future returns. While studies are helpful in understanding past and current trends and performance, the assumption is based more on long-term prospective views to avoid short-term market influences. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year. We used a 7.50% expected long-term rate of return assumption to record 2015 and 2014 pension expense. We will continue to use this 7.50% assumption for recording 2016 FAS pension expense.

Mortality - Mortality assumptions are used to determine the retirement related benefit obligations and expense, and represent the likelihood and duration of benefit payments to plan participants based on historical experience and projected longevity. As of December 31, 2014, we updated our mortality assumptions to reflect our recent mortality experience and the anticipated effects of future mortality improvements. The effect of the changes in the mortality assumptions increased our December 31, 2014, pension related benefit obligations by approximately $54 million or 1%. The impact on other postretirement benefits was not material. The increase was treated as an actuarial loss and subject to amortization in future periods as described below. We reflected updated mortality assumptions in our CAS costs. If the IRS publishes updated mortality tables for funding purposes, our pension contributions could be affected.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences from actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2015, the actual return on assets was approximately negative 1.00%, which was less than the expected return assumption of 7.50%. For the year ended December 31, 2015, the weighted average discount rates for our pension and other postretirement benefit plans increased by 39 and 36 basis points, respectively. These differences in asset returns and discount rates resulted in an actuarial loss of $398 million and an actuarial gain of $363 million, respectively, as of December 31, 2015.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pensions:

($ in millions)	Increase (Decrease) in 2016 Expense	Increase (Decrease) in December 31, 2015 Obligations
25 basis point decrease in discount rate	$19	$213
25 basis point increase in discount rate	(19)	(201)
25 basis point decrease in expected return on assets	12
25 basis point increase in expected return on assets	(12)

Assuming a 7.50% expected return on asset assumption, a $50 million pension contribution is generally expected to favorably impact the current year expected return on assets by approximately $2 million, depending on the timing of the contribution.

Sensitivities to assumptions are not necessarily linear and are specific to the time periods noted.

CAS Cost - In addition to providing the methodology for calculating retirement related benefit plan costs, CAS also prescribes the method for assigning those costs to specific periods. While the ultimate liability for such costs under FAS and CAS is similar, the pattern of cost recognition is different. The key drivers of CAS pension cost include the funded status and the method used to calculate CAS reimbursement for each of our plans. A plan’s CAS pension cost can only be allocated until the plan is fully funded as defined under the CAS requirements.

Through 2013, CAS required the pension discount rate to be consistent with the expected long-term rate of return on assets assumption, which changed infrequently given its long-term nature. As a result, short-term changes in bond or other interest rates generally did not impact CAS costs. Under Harmonization the liability used to determine CAS cost is developed by comparing the liability under the previous CAS methodology and assumptions to a liability based on a discount rate derived from yields on high quality bonds. When Harmonization is fully phased in, the greater of the two liabilities will be used for CAS cost calculations. Generally, liabilities based on a discount rate of high quality bonds will be higher than liabilities calculated prior to Harmonization. The four year phase in period that commenced in 2014 requires the use of a blend of the pre and post Harmonization liabilities.

Other FAS and CAS Pension Considerations - A key driver of the difference between FAS expense and CAS cost (and consequently the FAS/CAS Adjustment) is the pattern of earnings and expense recognition for actuarial gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net actuarial gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 12 years. Under CAS, actuarial gains and losses were amortized over a 15-year period without regard to a corridor approach. Under Harmonization, the amortization period for CAS changed to 10 years for actuarial gains and losses beginning in 2013. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS actual asset gains and losses are systematically smoothed over five years, subject to certain limitations. For FAS, we do not use this smoothing method, and instead use fair value in determining our FAS expense. Accordingly, FAS expense generally reflects recent asset gains and losses faster than CAS.

Additionally, CAS cost is only recognized for plans that are not fully funded as defined under CAS. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS cost will change accordingly.

The FAS/CAS Adjustment in 2015 was a net benefit of $104 million, compared to a net benefit of $72 million in 2014. The favorable change was driven by the phase-in of Harmonization and better than expected 2014 asset returns, partially offset by higher FAS expense primarily due to lower discount rates at the end of 2014. The FAS/CAS Adjustment in 2013 was a net expense of $61 million. The favorable change from 2013 to 2014 was driven by lower FAS expense primarily due to higher discount rates and plan assets at the end of 2013, the full year effect of the 2013 postretirement benefits amendment, and the phase-in of Harmonization. Our projected 2016 FAS/CAS Adjustment is discussed in Consolidated Operating Results - Operating Income.

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

Management reviews independently appraised values, audited financial statements, and additional pricing information to evaluate the NAV or its equivalent. For the very limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value. See Note 18: Employee Pension and Other Postretirement Benefits, in Item 8.

Accumulated Other Comprehensive Income - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive income along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 18: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial losses as of December 31, 2015 and 2014 were $1,412 million and $1,447 million, respectively. The decrease in these actuarial losses in 2015 was primarily driven by an increase in the discount rates used to determine benefit obligations, which accounted for $363 million, offset by 2015 actual asset returns being less than expected by $398 million, partially offset by $88 million of amortization of previously unrecognized actuarial losses.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2015 and 2014 were $(19) million and $(20) million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The decrease in unrecognized prior service costs (credits) in 2015 primarily resulted from amortization of previously accumulated prior service costs (credits).

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans, in addition to participating in federally administered second injury workers' compensation funds. We estimate the required liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. Our workers' compensation liability was discounted at 2.12% and 2.48% as of December 31, 2015 and 2014, respectively, based on future payment streams and a risk-free rate. We estimate a 100 basis points increase or decrease in the discount rate would change our workers' compensation liability by $(48) million and $57 million, respectively. The workers' compensation benefit obligation on an undiscounted basis was $825 million and $846 million as of December 31, 2015 and 2014, respectively.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for information related to accounting standards updates.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
Sales and service revenues	$7,020	$6,957	$6,820	$63	1%	$137	2%
Cost of product sales and service revenues	5,517	5,540	5,583	(23)	—%	(43)	(1)%
Income (loss) from operating investments, net	10	11	14	(1)	(9)%	(3)	(21)%
General and administrative expenses	669	726	739	(57)	(8)%	(13)	(2)%
Goodwill impairment	75	47	—	28	60%	47	—%
Operating income (loss)	769	655	512	114	17%	143	28%
Interest expense	137	149	118	(12)	(8)%	31	26%
Other income	—	1	—	(1)	(100)%	1	—%
Federal and foreign income taxes	228	169	133	59	35%	36	27%
Net earnings (loss)	$404	$338	$261	$66	20%	$77	30%

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

Sales and Service Revenues

Sales and service revenues consisted of the following:

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
Product sales	$5,665	$5,712	$5,801	$(47)	(1)%	$(89)	(2)%
Service revenues	1,355	1,245	1,019	110	9%	226	22%
Sales and service revenues	$7,020	$6,957	$6,820	$63	1%	$137	2%

2015 - Product sales in 2015 decreased $47 million, or 1%, from 2014. Product sales at our Ingalls segment decreased $115 million in 2015, primarily due to lower volumes in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher volumes in Surface Combatants. Newport News product sales increased $68 million in 2015, as a result of higher volumes in Submarines and Energy, partially offset by lower volumes in Aircraft Carriers.

Service revenues in 2015 increased $110 million, or 9%, from 2014. Service revenues at our Ingalls segment increased $17 million in 2015, as a result of higher volumes in Surface Combatants services. Service revenues at our Newport News segment increased $96 million in 2015, primarily driven by higher volumes in Fleet Support services, partially offset by lower volumes in Energy services. Service revenues at our Other segment decreased $3 million in 2015, primarily due to lower volumes in oil and gas services.

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

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
Cost of product sales	$4,319	$4,489	$4,695	$(170)	(4)%	$(206)	(4)%
% of product sales	76.2%	78.6%	80.9%	—		—
Cost of service revenues	1,198	1,051	888	147	14%	163	18%
% of service revenues	88.4%	84.4%	87.1%	—		—
Income (loss) from operating investments, net	10	11	14	(1)	(9)%	(3)	(21)%
General and administrative expenses	669	726	739	(57)	(8)%	(13)	(2)%
% of total sales and service revenues	9.5%	10.4%	10.8%	—		—
Goodwill impairment	75	47	—	28	60%	47	—%
Cost of sales and service revenues	$6,251	$6,302	$6,308	$(51)	(1)%	$(6)	—%

Cost of Product Sales

2015 - Cost of product sales in 2015 decreased $170 million, or 4%, compared to 2014. Cost of product sales at our Ingalls segment decreased $225 million in 2015, primarily due to the settlement of the Aon litigation and the lower sales volumes described above. Cost of product sales at our Newport News segment increased $55 million in 2015, primarily due to the higher sales volumes described above and year-to-year variances in contract mix. Cost of product sales as a percentage of product sales declined from 78.6% in 2014 to 76.2% in 2015, primarily driven by the settlement of the Aon litigation, higher performance in Amphibious Assault Ships, and year-to-year variances in contract mix, partially offset by lower performance in Aircraft Carriers.

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

Cost of Service Revenues

2015 - Cost of service revenues in 2015 increased $147 million, or 14%, compared to 2014. Cost of service revenues at our Ingalls segment increased $15 million in 2015, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Newport News segment increased $98 million in 2015, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Other segment increased $34 million in 2015, primarily as a result of an intangible asset impairment. Cost of service revenues as a percentage of service revenues increased from 84.4% in 2014 to 88.4% in 2015, primarily driven by the intangible asset impairment at the Other segment, year-to-year variances in contract mix, and lower performance in Aircraft Carriers and oil and gas services.

2014 - Cost of service revenues in 2014 increased $163 million, or 18%, compared to 2013. Cost of service revenues at our Ingalls segment decreased $20 million in 2014, consistent with the volume changes described above. Cost of service revenues at our Newport News segment increased $61 million in 2014, primarily as a result of the higher volumes described above, partially offset by the impact of a change in our contract mix following the acquisition of SN3. Cost of service revenues at our Other segment were $122 million in 2014, primarily resulting from the acquisition of UPI. Cost of service revenues as a percentage of service revenues increased from 87.1% in 2013 to 84.4% in 2014, due to year-to-year variances in contract mix primarily resulting from the acquisition of SN3.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

2015 - Income from operating investments, net decreased $1 million, or 9%, to $10 million in 2015 from $11 million in 2014. The decrease resulted from lower equity income from our Savannah River Nuclear Solutions, LLC investment.

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

2015 - General and administrative expenses in 2015 decreased $57 million, or 8%, compared to 2014. This decrease was primarily the result of a favorable change in the FAS/CAS Adjustment and lower overhead costs, offset by the inclusion of UPI and higher state tax expense.

2014 - General and administrative expenses in 2014 decreased $13 million, or 2%, compared to 2013. This decrease was primarily the result of a favorable change in the FAS/CAS Adjustment, partially offset by increases resulting from the amortization of Avondale restructuring costs, the inclusion of UPI and SN3, and higher state tax expense.

Impairment of Goodwill

As discussed above in Critical Accounting Policies, Estimates and Judgments, we perform impairment tests for goodwill as of November 30 each year, or when evidence of potential impairment exists. We record a charge to operations when we determine that an impairment has occurred.

2015 - We recorded goodwill impairment charges in 2015 of $75 million in our Other segment. See Note 12: Goodwill and Other Purchased Intangible Assets in Item 8.

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

The following table reconciles segment operating income to total operating income:

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
Segment operating income (loss)	$667	$585	$567	$82	14%	$18	3%
FAS/CAS Adjustment	104	72	(61)	32	44%	133	218%
Deferred state income taxes	(2)	(2)	6	—	—%	(8)	(133)%
Total operating income (loss)	$769	$655	$512	$114	17%	$143	28%

Segment Operating Income

2015 - Segment operating income in 2015 was $667 million, compared to $585 million in 2014. The increase was primarily due to the settlement of the Aon litigation, higher performance and volumes in Submarines, and higher performance on Amphibious Assault Ships, partially offset by the goodwill and intangible asset impairment charges in the Other segment and lower performance on Aircraft Carriers.

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

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
FAS expense	$(168)	$(155)	$(257)	$(13)	(8)%	$102	40%
CAS cost	272	227	196	45	20%	31	16%
FAS/CAS Adjustment	$104	$72	$(61)	$32	44%	$133	218%

2015 - The FAS/CAS Adjustment in 2015 was a net benefit of $104 million, compared to a net benefit of $72 million in 2014. The favorable change was driven by the phase-in of Harmonization and better than expected 2014 asset returns, partially offset by higher FAS expense primarily due to lower discount rates at the end of 2014.

2014 - The FAS/CAS Adjustment in 2014 was a net benefit of $72 million, compared to a net expense of $61 million in 2013. The favorable change was driven by lower FAS expense, due primarily to higher discount rates and plan assets at the end of 2013, the full year effect of the 2013 postretirement benefits amendment, and the phase-in of Harmonization.

We expect the FAS/CAS Adjustment in 2016 to be a net benefit of approximately $137 million ($161 million FAS and $298 million CAS), primarily driven by the continued phase-in of Harmonization and higher FAS discount rates, partially offset by lower than expected 2015 asset returns. The expected FAS/CAS Adjustment is subject to change during 2016, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with updated census data and other items.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

2015 - The deferred state income tax expense remained constant at $2 million in 2015 and 2014. Deferred state tax expense in 2015 was primarily attributable to changes in the timing of contract taxable income and pension related adjustments, partially offset by a reduction in the valuation allowance for state tax credit carryforwards.

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

Interest Expense

2015 - Interest expense in 2015 was $137 million, compared to $149 million in 2014. The decrease was primarily a result of refinancing 6.875% senior notes with 5.000% senior notes and repayment in full of the term loans, partially offset by loss on early extinguishment of debt. See Note 14: Debt in Item 8.

2014 - Interest expense in 2014 was $149 million, compared to $118 million in 2013. The increase was primarily a result of a loss on the early extinguishment of debt in the fourth quarter of 2014. See Note 14: Debt in Item 8.

Federal Income Taxes

2015 - Our effective tax rate on earnings from continuing operations was 36.1% in 2015, compared to 33.3% in 2014. The increase in our effective tax rate for 2015 was primarily attributable to adjustments to the domestic manufacturing deduction and an increase in the goodwill impairment that is not amortizable for tax purposes.

2014 - Our effective tax rate on earnings from continuing operations was 33.3% in 2014, compared to 33.8% in 2013. The decrease in our effective tax rate for 2014 was primarily attributable to an increase in the domestic manufacturing deduction, partially offset by the amount of the goodwill impairment that is not deductible for tax purposes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Other. We established the Other segment in the second quarter of 2014 to account for certain of our non-shipbuilding commercial activities. In the first quarter of 2014, we realigned our segments in order to optimize our operating structure. As a result of this realignment, our AMSEC and CMSD businesses were transferred from the Ingalls segment to the Newport News segment. We have reflected the 2014 realignment in prior financial reporting periods on an as-if basis, which has resulted in the transfer of revenue, operating profit, assets, and liabilities between the Ingalls and Newport News segments. None of these changes impacted our previously reported consolidated financial position, results of operations, or cash flows.

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

Segment operating results are presented in the following table:

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,188	$2,286	$2,441	$(98)	(4)%	$(155)	(6)%
Newport News	4,700	4,536	4,382	164	4%	154	4%
Other	134	137	—	(3)	(2)%	137	—%
Intersegment eliminations	(2)	(2)	(3)	—	—%	1	33%
Total sales and service revenues	$7,020	$6,957	$6,820	$63	1%	$137	2%
Operating Income (Loss)
Ingalls	$379	$229	$165	$150	66%	$64	39%
Newport News	422	415	402	7	2%	13	3%
Other	(134)	(59)	—	(75)	(127)%	(59)	—%
Total segment operating income (loss)	667	585	567	82	14%	18	3%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	104	72	(61)	32	44%	133	218%
Deferred state income taxes	(2)	(2)	6	—	—%	(8)	(133)%
Total operating income (loss)	$769	$655	$512	$114	17%	$143	28%

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

Ingalls

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,188	$2,286	$2,441	$(98)	(4)%	$(155)	(6)%
Segment operating income (loss)	379	229	165	150	66%	64	39%
As a percentage of segment sales	17.3%	10.0%	6.8%

Sales and Service Revenues

2015 - Ingalls revenues, including intersegment sales, decreased $98 million, or 4%, in 2015 compared to 2014, driven by lower revenues in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher revenues in Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LPD-26 John P. Murtha, LPD-27 Portland, and LHA-6 USS America, partially offset by higher volume on LHA-7 Tripoli. Revenues on the Legend-class NSC program decreased due to lower volumes on NSC-4 USCGC Hamilton and NSC-5 USCGC James, partially offset by higher volumes on NSC-7 Kimball and NSC-8 Midgett. Surface Combatants revenues increased due to higher volumes on DDG-119 Delbert D. Black and DDG-121 (unnamed), partially offset by lower volumes in the DDG-1000 Zumwalt-class destroyer program.

2014 - Ingalls revenues, including intersegment sales, decreased $155 million, or 6%, in 2014 compared to 2013, driven by lower revenues in Amphibious Assault Ships, partially offset by higher revenues in the Legend-class NSC program and Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to lower volumes on LHA-6 USS America and LPD-25 USS Somerset, partially offset by higher volumes on LHA-7 Tripoli and LPD-26 John P. Murtha. Revenues on the Legend-class NSC program increased due to higher volumes on the construction contracts of NSC-6 Munro, NSC-7 Kimball, and NSC-5 James, partially offset by lower volumes on the construction of NSC-4 Hamilton. Surface Combatants revenues increased due to higher volumes on the construction contracts of DDG-117 Paul Ignatius, DDG-119 Delbert D. Black, and DDG-114 Ralph Johnson, partially offset by lower volumes on the DDG-1000 Zumwalt-class destroyer program.

Segment Operating Income

2015 - Ingalls operating income in 2015 was $379 million, compared to income of $229 million in 2014. The increase was primarily due to the Aon litigation settlement, the resolution of outstanding contract changes and higher performance on the LHA-6 America-class program, as well as higher performance on the Legend-class NSC program, partially offset by the lower volumes described above.

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

Newport News

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
Sales and service revenues	$4,700	$4,536	$4,382	$164	4%	$154	4%
Segment operating income (loss)	422	415	402	7	2%	13	3%
As a percentage of segment sales	9.0%	9.1%	9.2%

Sales and Service Revenues

2015 - Newport News revenues, including intersegment sales, increased $164 million, or 4%, in 2015 compared to 2014, primarily driven by higher revenues in Submarines and Fleet Support services, partially offset by lower revenues in Aircraft Carriers and Energy services. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block IV boats, partially offset by lower volumes on Block III boats. Higher revenues in Fleet Support services were primarily due to higher volumes associated with Aircraft Carrier support services. Aircraft Carriers revenues decreased due to lower volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH and the construction contract for CVN-78 Gerald R. Ford, partially offset by higher volume on the construction contract for CVN-79 John F. Kennedy. Lower revenues in Energy services were due to lower volumes on environmental remediation programs.

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

Segment Operating Income

2015 - Newport News operating income in 2015 was $422 million, compared to income of $415 million in 2014. The increase was due to higher volumes and performance on the SSN-774 Virginia-class submarine program and the resolution of outstanding contract changes on the CVN-71 USS Theodore Roosevelt RCOH, partially offset by lower performance on the construction contract for CVN-78 Gerald R. Ford and lower volumes in Aircraft Carriers RCOH programs.

2014 - Newport News operating income in 2014 was $415 million, compared to income of $402 million in 2013. The increase was primarily related to the volume changes discussed above and higher risk retirement on the construction contract for CVN-78 Gerald R. Ford, offset by lower risk retirement on the CVN-71 USS Theodore Roosevelt RCOH.

Other

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
Sales and service revenues	$134	$137	$—	$(3)	(2)%	$137	—%
Segment operating income (loss)	(134)	(59)	—	(75)	(127)%	(59)	—%
As a percentage of segment sales	(100.0)%	(43.1)%	—%

Sales and Service Revenues

2015 - Revenues in the Other segment for the year ended December 31, 2015, decreased $3 million, or 2%, in 2015 compared to 2014, primarily due to lower volumes in oil and gas services.

2014 - Other revenues in 2014, were $137 million, primarily due to the acquisition of UPI on May 30, 2014.

Segment Operating Income

2015 - Operating loss in the Other segment for the year ended December 31, 2015, was $134 million, compared to an operating loss of $59 million in 2014. The decrease was primarily due to goodwill and intangible asset impairment charges and lower performance in oil and gas services.

2014 - Other operating loss for the year ended December 31, 2014, was $59 million, primarily due to the goodwill impairment charge of $47 million described above.

BACKLOG

Total backlog as of December 31, 2015, was approximately $22 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$5,153	$1,290	$6,443	$5,609	$1,889	$7,498
Newport News	6,026	9,513	15,539	6,158	7,709	13,867
Other	80	—	80	65	—	65
Total backlog	$11,259	$10,803	$22,062	$11,832	$9,598	$21,430

We expect approximately 29% of the $22 billion total backlog as of December 31, 2015, to be converted into sales in 2016. U.S. Government orders comprised substantially all of the backlog as of December 31, 2015 and 2014.

Awards

2015 - The value of new contract awards during the year ended December 31, 2015, was approximately $7.6 billion. Significant new awards in 2015 included contracts for detail design and construction for CVN-79 John F. Kennedy, construction of NSC-8 Midgett, continued construction of CVN-78 Gerald R. Ford, and advance planning for the CVN-73 USS George Washington RCOH.

2014 - The value of new contract awards during the year ended December 31, 2014, was approximately $10.1 billion. Significant new awards in 2014 included contracts for Block IV of the SSN-774 Virginia-class submarine program, continued construction preparation for CVN-79 John F. Kennedy, and construction of NSC-7 Kimball.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Year Ended December 31			2015 over 2014		2014 over 2013
($ in millions)	2015	2014	2013	Dollars	Percent	Dollars	Percent
Net earnings (loss)	$404	$338	$261	$66	20%	$77	30%
Depreciation and amortization	188	205	235	(17)	(8)%	(30)	(13)%
Stock-based compensation	43	34	44	9	26%	(10)	(23)%
Excess tax benefit related to stock-based compensation	(33)	(39)	(24)	6	15%	(15)	(63)%
Deferred income taxes	(15)	(22)	(28)	7	32%	6	21%
Retiree benefit funding less than (in excess of) expense	32	(4)	(86)	36	900%	82	95%
Insurance proceeds for investing purposes	(21)	—	(58)	(21)	—%	58	100%
Impairment of goodwill and intangible assets	102	47	—	55	117%	47	—%
Loss on early extinguishment of debt	44	37	—	7	19%	37	—%
Trade working capital decrease (increase)	84	120	(108)	(36)	(30)%	228	211%
Net cash provided by (used in) operating activities	$828	$716	$236	$112	16%	$480	203%

Cash Flows

We discuss below our major operating, investing, and financing activities for each of the three years in the period ended December 31, 2015, as classified on our consolidated statements of cash flows.

Operating Activities

2015 - Cash provided by operating activities was $828 million in 2015, compared to $716 million in 2014. The favorable change of $112 million in operating cash flow was primarily due to proceeds from the Aon litigation settlement and a change in funding of retiree benefit plans, partially offset by higher payments for income taxes and a change in trade working capital. The change in trade working capital was primarily driven by accounts receivable and accounts payable due to timing of receipts and payments, respectively.

We expect cash generated from operations in 2016, in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

2014 - Cash provided by operating activities was $716 million in 2014, compared to $236 million in 2013. The increase of $480 million was due primarily to decreases in accounts receivable and retirement benefit funding. In 2014, we paid net cash of $161 million for federal and state income taxes.

Investing Activities

2015 - Cash used in investing activities was $141 million in 2015, a decrease of $296 million from 2014. The favorable change in investing cash flow was driven by the 2014 acquisitions of UPI and SN3, the sale of the Gulfport Composite Center of Excellence in March 2015, and proceeds from the Aon litigation settlement. For 2016, we expect our capital expenditures for maintenance and sustainment, excluding discretionary projects, to be between two and three percent of annual revenues.

2014 - Cash used in investing activities was $437 million in 2014, an increase of $356 million from 2013. This increase in cash used in investing activities was driven by the acquisitions of SN3 and UPI.

Financing Activities

2015 - Cash used in financing activities in 2015 was $783 million, compared to $332 million used in 2014. The increase was primarily due to an additional $316 million of long-term debt repayment, $94 million of repurchases of common stock, $32 million of cash dividend payments, $11 million of debt related expenditures, as well as a $6 million decrease in excess tax benefit related to stock based compensation and a $2 million decrease in proceeds from stock options exercised, partially offset by a $10 million decrease in employee tax withholdings on share-based payment arrangements in 2015 compared to 2014.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2015	2014	2013
Net cash provided by (used in) operating activities	$828	$716	$236
Less:
Capital expenditures	(188)	(165)	(139)
Free cash flow	$640	$551	$97

2015 - Free cash flow increased $89 million from 2014, primarily due to proceeds from the Aon litigation settlement and a change in funding of retiree benefit plans, partially offset by higher payments for income taxes, capital expenditures, and a change in trade working capital.

2014 - Free cash flow increased $454 million from 2013, due primarily to decreases in accounts receivable and retirement benefit funding, partially offset by increased capital expenditures in 2014.

Retirement Related Benefit Plan Contributions

ERISA, including amendments under pension relief, defines the minimum amount that must be contributed to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the plans' funded status. If the IRS publishes updated mortality tables for funding purposes, our pension contributions could be affected. We made the following minimum and discretionary contributions to our pension and other postretirement plans in the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31
($ in millions)	2015	2014	2013
Pension plans
Discretionary
Qualified	$99	$123	$301
Non-qualified	4	3	4
Other benefit plans	33	33	38
Total contributions	$136	$159	$343

We made discretionary contributions to our qualified defined benefit pension plans totaling $99 million, $123 million, and $301 million in the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015 and 2014, our qualified pension plans were funded 84% and 86%, respectively, on a FAS basis. As of December 31, 2015 and 2014, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to develop respective obligations for these two different purposes. We expect our 2016 cash contributions to our qualified defined benefit pension plans to be $167 million, all of which we anticipate will be discretionary and are exclusive of CAS cost recoveries in our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

Other postretirement benefit contributions were $33 million, $33 million, and $38 million in 2015, 2014, and 2013, respectively. We expect our 2016 contributions to our other postretirement benefit plans to be approximately $37 million, which are exclusive of CAS cost recoveries in our contracts. Contributions for postretirement benefits are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In October 2015, our board of directors authorized an increase in our quarterly cash dividend to $0.50 per share. The board previously increased the quarterly cash dividend to $0.40 per share in October 2014 and $0.20 per share in October 2013. We paid cash dividends totaling $81 million ($1.70 per share), $49 million ($1.00 per share), and $25 million ($0.50 per share) in the years ended December 31, 2015, 2014, and 2013, respectively.

In October 2015, our board of directors authorized an increase in our existing stock repurchase program to $1,200 million of our outstanding shares of common stock. The board previously authorized an increase in our existing stock repurchase program from $300 million to $600 million in October 2014 and from $150 million to $300 million in October 2013. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the years ended December 31, 2015, 2014, and 2013, we repurchased 1,987,550, 1,407,729, and 1,722,991 shares, respectively, at a cost of $234 million, $138 million, and $119 million, respectively.

Additional Capital - In 2011, we issued $1,200 million of senior notes (consisting of $600 million of 6.875% senior notes due in 2018 and $600 million of 7.125% senior notes due in 2021). In November 2015, we issued $600 million aggregate principal amount of 5.000% senior notes due November 15, 2025. The net proceeds from the issuance of these senior notes were used to repurchase our 7.125% senior notes due March 15, 2021. In December 2014, we issued $600 million aggregate principal amount of 5.000% senior notes due December 15, 2021. The net proceeds from the issuance of these senior notes were used to repurchase our 6.875% senior notes due in 2018. Interest on our senior notes is payable semi-annually.

In July 2015, we entered into the Amended Credit Facility with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 13, 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio, which may vary between 1.25% and 2.00%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on our leverage ratio. As of

December 31, 2015, approximately $27 million in letters of credit were issued but undrawn under the revolving credit facility, and the remaining $1,223 million was unutilized.

We made term loan payments of $395 million during the year ended December 31, 2015, using cash generated from operations.

We were in compliance with all debt-related covenants as of and during the year ended December 31, 2015. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

CONTRACTUAL OBLIGATIONS

As of December 31, 2015, our total outstanding long-term debt was $1,273 million, consisting of senior notes and third-party debt that remained outstanding subsequent to the spin-off. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

In connection with the spin-off, we entered into a Tax Matters Agreement with Northrop Grumman (the "Tax Matters Agreement"), which governs the respective rights, responsibilities, and obligations of Northrop Grumman and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding U.S. federal, state, local, and foreign income taxes, other taxes, and related tax returns. We have several liabilities with Northrop Grumman to the Internal Revenue Service ("IRS") for the consolidated U.S. federal income taxes of the Northrop Grumman consolidated group relating to the taxable periods in which we were part of that group. The Tax Matters Agreement specifies the portion of this tax liability for which we will bear responsibility, and Northrop Grumman has agreed to indemnify us against any amounts for which we are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off, together with certain related transactions, is not tax-free.

The following table presents our contractual obligations as of December 31, 2015, and the related estimated timing of future cash payments:

($ in millions)	Total	2016	2017 - 2018	2019 - 2020	2021 and beyond
Long-term debt	$1,305	$—	$—	$—	$1,305
Interest payments on long-term debt	569	71	142	141	215
Operating leases	197	35	57	42	63
Purchase obligations (1)	2,494	949	778	266	501
Other long-term liabilities (2)	761	105	116	88	452
Total contractual obligations	$5,326	$1,160	$1,093	$537	$2,536

(1)
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

(2)
Other long-term liabilities primarily consist of total accrued workers' compensation reserves, deferred compensation, and other miscellaneous liabilities, of which $227 million is the current portion of workers' compensation liabilities. It excludes obligations for uncertain tax positions of $30 million, for which the timing of the payments, if any, cannot be reasonably estimated.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2015, $27 million in standby letters of credit were issued but undrawn and $356 million of surety bonds were outstanding.

As of December 31, 2015, we had no other significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 2: Summary of Significant Accounting Policies and Note 16: Commitments and Contingencies in Item 8.

GLOSSARY OF PROGRAMS

Included below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

Program Name	Program Description

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. CVN-72 USS Abraham Lincoln is currently undergoing RCOH and advance planning efforts for CVN-73 USS George Washington are in process in preparation for the expected start of its RCOH in 2017.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of eight ships, of which the first five ships have been delivered. NSC-6 Munro, NSC-7 Kimball and NSC-8 Midgett are currently under construction.

LHA-6 America-class amphibious assault ships
Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The LHA-6 America-class ships, together with the LHD-1 Wasp-class ships, are the successors to the decommissioned LHA-1 Tarawa-class ships. The LHA-6 America-class ships optimize aviation operations and support capabilities. We delivered LHA-6 USS America in April 2014 and LHA-7 Tripoli is currently under construction.

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

SSBN(X) Ohio-class Submarine Replacement Program
Perform, through an agreement with Electric Boat, as design subcontractor for the SSBN(X) Ohio-class replacement boats. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class ballistic missile submarines, which were first introduced into service in 1981. The SSBN Ohio-class includes 14 ballistic missile submarines and four nuclear cruise missile submarines. The Ohio Replacement Program currently anticipates 12 new ballistic missile submarines over a 15-year period at a cost of approximately $5 billion to $7 billion each. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. Congress has delayed the start of the first Ohio replacement submarine by two years and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027 with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program may represent an opportunity for us in the future.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Amended Credit Facility. Our $1,250 million revolving facility under our Amended Credit Facility was undrawn as of December 31, 2015.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of December 31, 2015, the fair values of our outstanding foreign currency forward contracts were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Ingalls Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 18, 2016

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2015	2014	2013
Sales and service revenues
Product sales	$5,665	$5,712	$5,801
Service revenues	1,355	1,245	1,019
Total sales and service revenues	7,020	6,957	6,820
Cost of sales and service revenues
Cost of product sales	4,319	4,489	4,695
Cost of service revenues	1,198	1,051	888
Income (loss) from operating investments, net	10	11	14
General and administrative expenses	669	726	739
Goodwill impairment	75	47	—
Operating income (loss)	769	655	512
Other income (expense)
Interest expense	(137)	(149)	(118)
Other, net	—	1	—
Earnings (loss) before income taxes	632	507	394
Federal income taxes	228	169	133
Net earnings (loss)	$404	$338	$261

Basic earnings (loss) per share	$8.43	$6.93	$5.25
Weighted-average common shares outstanding	47.9	48.8	49.7

Diluted earnings (loss) per share	$8.36	$6.86	$5.18
Weighted-average diluted shares outstanding	48.3	49.3	50.4

Net earnings (loss) from above	$404	$338	$261
Other comprehensive income (loss)
Change in unamortized benefit plan costs	34	(558)	1,159
Other	(5)	—	4
Tax benefit (expense) for items of other comprehensive income	(12)	217	(458)
Other comprehensive income (loss), net of tax	17	(341)	705
Comprehensive income (loss)	$421	$(3)	$966

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2015	2014
Assets
Current Assets
Cash and cash equivalents	$894	$990
Accounts receivable, net	1,074	1,038
Inventoried costs, net	285	339
Prepaid expenses and other current assets	31	50
Total current assets	2,284	2,417
Property, Plant, and Equipment
Land and land improvements	242	233
Buildings and leasehold improvements	1,579	1,498
Machinery and other equipment	1,315	1,240
Capitalized software costs	180	172
	3,316	3,143
Accumulated depreciation and amortization	(1,489)	(1,351)
Property, plant, and equipment, net	1,827	1,792
Other Assets
Goodwill	956	1,026
Other intangible assets, net	495	547
Pension plan assets	—	17
Long-term deferred tax assets	336	341
Miscellaneous other assets	126	99
Total other assets	1,913	2,030
Total assets	$6,024	$6,239

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2015	2014
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$317	$269
Accrued employees’ compensation	215	248
Current portion of long-term debt	—	108
Current portion of postretirement plan liabilities	143	143
Current portion of workers’ compensation liabilities	227	221
Advance payments and billings in excess of revenues	125	74
Other current liabilities	247	249
Total current liabilities	1,274	1,312
Long-term debt	1,273	1,562
Pension plan liabilities	1,001	939
Other postretirement plan liabilities	423	507
Workers’ compensation liabilities	460	449
Other long-term liabilities	103	105
Total liabilities	4,534	4,874
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 52.0 million issued and 46.9 million outstanding as of December 31, 2015, and 51.5 million issued and 48.3 million outstanding as of December 31, 2014	1	1
Additional paid-in capital	1,978	1,959
Retained earnings (deficit)	848	525
Treasury stock	(492)	(258)
Accumulated other comprehensive income (loss)	(845)	(862)
Total stockholders’ equity	1,490	1,365
Total liabilities and stockholders’ equity	$6,024	$6,239

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2015	2014	2013
Operating Activities
Net earnings (loss)	$404	$338	$261
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	154	166	206
Amortization of purchased intangibles	26	28	20
Amortization of debt issuance costs	8	11	9
Stock-based compensation	43	34	44
Excess tax benefit related to stock-based compensation	(33)	(39)	(24)
Deferred income taxes	(15)	(22)	(28)
Proceeds from insurance settlement related to investing activities	(21)	—	(58)
Impairment of goodwill and intangible assets	102	47	—
Loss on early extinguishment of debt	44	37	—
Change in
Accounts receivable	(41)	140	(218)
Inventoried costs	54	53	51
Prepaid expenses and other assets	(31)	7	(15)
Accounts payable and accruals	97	(86)	69
Retiree benefits	32	(4)	(86)
Other non-cash transactions, net	5	6	5
Net cash provided by (used in) operating activities	828	716	236
Investing Activities
Additions to property, plant, and equipment	(188)	(165)	(139)
Proceeds from disposition of assets	32	—	—
Acquisitions of businesses, net of cash received	(6)	(272)	—
Proceeds from insurance settlement related to investing activities	21	—	58
Net cash provided by (used in) investing activities	(141)	(437)	(81)
Financing Activities
Proceeds from issuance of long-term debt	600	600	—
Repayment of long-term debt	(995)	(679)	(51)
Debt issuance costs	(21)	(12)	(5)
Tender premiums and fees related to early extinguishment of debt	(33)	(31)	—
Dividends paid	(81)	(49)	(25)
Repurchases of common stock	(232)	(138)	(119)
Employee taxes on certain share-based payment arrangements	(54)	(64)	—
Proceeds from stock option exercises	—	2	7
Excess tax benefit related to stock-based compensation	33	39	24
Net cash provided by (used in) financing activities	(783)	(332)	(169)
Change in cash and cash equivalents	(96)	(53)	(14)
Cash and cash equivalents, beginning of period	990	1,043	1,057
Cash and cash equivalents, end of period	$894	$990	$1,043
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$242	$161	$154
Cash paid for interest	$96	$113	$109
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$17	$9	$12
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2012	$—	$1,894	$—	$(1)	$(1,226)	$667
Net earnings (loss)	—	—	261	—	—	261
Dividends declared ($0.50 per share)	—	—	(25)	—	—	(25)
Additional paid-in capital	—	31	—	—	—	31
Other comprehensive income (loss), net of tax	—	—	—	—	705	705
Common stock	1	—	—	—	—	1
Treasury stock activity	—	—	—	(119)	—	(119)
Balance as of December 31, 2013	1	1,925	236	(120)	(521)	1,521
Net earnings (loss)	—	—	338	—	—	338
Dividends declared ($1.00 per share)	—	—	(49)	—	—	(49)
Additional paid-in capital	—	34	—	—	—	34
Other comprehensive income (loss), net of tax	—	—	—	—	(341)	(341)
Treasury stock activity	—	—	—	(138)	—	(138)
Balance as of December 31, 2014	1	1,959	525	(258)	(862)	1,365
Net earnings (loss)	—	—	404	—	—	404
Dividends declared ($1.70 per share)	—	—	(81)	—	—	(81)
Additional paid-in capital	—	19	—	—	—	19
Other comprehensive income (loss), net of tax	—	—	—	—	17	17
Treasury stock activity	—	—	—	(234)	—	(234)
Balance as of December 31, 2015	$1	$1,978	$848	$(492)	$(845)	$1,490

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

For more than a century, Huntington Ingalls Industries, Inc. ("HII" or the "Company") has been designing, building, overhauling and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. The Company conducts business primarily with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member or partner, HII participates in many high-priority U.S. defense technology programs. HII is organized into three reportable segments: Ingalls, Newport News, and Other. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary ships for the U.S. Navy, the sole builder of National Security Cutters ("NSCs") for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through its Newport News segment, HII is the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Other segment was established in the second quarter of 2014 to account for certain of the Company's non-shipbuilding commercial activities.

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

The Bipartisan Budget Act of 2015 established budget top lines and provided sequestration relief for 2016 and 2017. Sequestration remains in effect for 2018 through 2021 and could result in significant decreases in DoD spending that could negatively impact the Company's revenues and its estimated recovery of goodwill and other long-lived assets.

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and provision of services to the federal government, principally the U.S. Navy. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred, generally based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts that provide for deliveries of a substantial number of similar units, sales are accounted for using units of delivery as the basis to measure progress toward completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company is accounting for one of its contracts under the percentage-of-completion method based on a zero profit margin and will continue such accounting until results can be estimated more precisely. Revenues related to this contract represent less than 1% of the Company's total revenues for 2015. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified.

The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the years ended December 31, 2015, 2014, and 2013, net cumulative catch-up adjustments increased operating income by $239 million, $222 million and $113 million, respectively, and increased diluted earnings per share by $3.21, $2.93 and $1.46, respectively. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income in any of these periods.

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

General and Administrative Expenses - In accordance with industry practice and regulations that govern the cost accounting requirements for government contracts, most general corporate expenses incurred at both the segment and corporate locations are allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis, and contract performance factors include this as an element of cost.

General and administrative expenses also include certain other costs that are not allocable to government contracts, primarily consisting of the FAS/CAS Adjustment and the provision for deferred state income taxes. The FAS/CAS Adjustment reflects the difference between pension and postretirement benefits expenses determined in accordance with U.S. Financial Accounting Standards ("FAS") and pension and postretirement benefit expenses allocated to individual contracts in accordance with U.S. Cost Accounting Standards ("CAS"). Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the period.

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $19 million, $18 million and $22 million for the years ended December 31, 2015, 2014 and 2013, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

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

Environmental Costs - Environmental liabilities are accrued when the Company determines remediation costs are probable and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis and are not material. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable and, as of December 31, 2015 and 2014, did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

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

Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts consist primarily of available-for-sale investments in marketable securities. The assets are held at fair value, a significant majority of investments held in the trusts are valued within Level 1 of the fair value hierarchy, and no material amounts are valued within Level 3 of the fair value hierarchy. These trusts were valued at $74 million and $45 million as of December 31, 2015 and 2014, respectively, and are presented within miscellaneous other assets within the consolidated statements of financial position.

Foreign Currency Translation - The Company's international subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenues and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the periods in which the items occur. The cumulative foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income (expense) in the consolidated statements of operations and comprehensive income. Such amounts are not material.
Asset Retirement Obligations - Environmental remediation and/or asset decommissioning may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities or other long-term liabilities as appropriate, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and lease restoration obligations.
The changes in the asset retirement obligation carrying amounts for the years ended December 31, 2015, 2014, and 2013, were as follows:

($ in millions)	Asset Retirement Obligations
Balance as of December 31, 2012	$25
Obligation relating to the future retirement of a facility	—
Revision of estimate	—
Accretion expense	—
Balance as of December 31, 2013	25
Obligation relating to the future retirement of a facility	—
Revision of estimate	(2)
Accretion expense	(1)
Balance as of December 31, 2014	22
Liabilities settled	(4)
Obligation relating to the future retirement of a facility	—
Revision of estimate	(1)
Accretion expense	1
Balance as of December 31, 2015	$18

The Company also has known conditional asset retirement obligations related to assets currently in use, including certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2015, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

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

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. The Company recognizes deferred tax assets to the extent it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances of $11 million and $14 million were deemed necessary as of December 31, 2015 and 2014, respectively.

Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. The Company recognizes the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the Company recognizes an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in its tax return. Penalties and accrued interest related to uncertain tax positions are recognized as a component of income tax expense. Changes in accruals associated with uncertain tax positions are recorded in earnings in the period in which they are determined.

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these assets, which have original maturity dates of 90 days or less.

Concentration Risk - The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with reputable financial institutions and limits the amount of credit exposure with any one of them. The Company regularly evaluates the creditworthiness of these financial institutions and minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty, and monitoring the financial condition of its counterparties.

In connection with its U.S. Government contracts, the Company is required to procure certain raw materials, components, and parts from supply sources approved by the U.S. Government. As a result of consolidation in the defense industry, only one supplier exists for certain components and parts required to manufacture the Company's products.

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

Property, Plant, and Equipment - Depreciable properties owned by the Company are recorded at cost and depreciated over the estimated useful lives of individual assets. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed. Costs incurred for computer software developed or obtained for internal use are capitalized and amortized over the expected useful life of the software, not to exceed nine years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

The remaining assets are depreciated using the straight-line method, with the following lives:

	Years
Land improvements	3	-	40
Buildings and improvements	3	-	60
Capitalized software costs	3	-	9
Machinery and other equipment	2	-	45

The Company evaluates the recoverability of its property, plant, and equipment when there are changes in economic circumstances or business objectives that indicate the carrying value may not be recoverable. The Company's evaluations include estimated future cash flows, profitability, and other factors affecting fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges.

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

Goodwill and Other Intangible Assets - The Company performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if evidence of potential impairment exists, by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than the carrying value, a second step is performed to determine if goodwill is impaired, by comparing the estimated fair value of goodwill to its carrying value. Purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives, and the carrying value of these assets is reviewed for impairment when events indicate that a potential impairment may have occurred.

Equity Method Investments - Investments in which the Company has the ability to exercise significant influence over the investee but does not own a majority interest or otherwise control are accounted for under the equity method of accounting and included in other assets in its consolidated statements of financial position. The Company's equity investments align strategically and are integrated with the Company's operations, and therefore the Company's share of the net earnings or losses of the investee is included in operating income (loss). The Company evaluates its equity investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amounts of such investments may not be fully recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Self-Insured Group Medical Insurance - The Company maintains a self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage for employees and their dependents. Estimated liabilities for incurred but not paid claims utilize actuarial methods based on various assumptions, which include, but are not limited to, HII's historical loss experience and projected loss development factors. These liabilities are recorded in other current liabilities and account for less than 5% of the total current liabilities balance.

Self-Insured Workers' Compensation Plan - The operations of the Company are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans, in addition to participating in federally administered second injury workers' compensation funds. The Company estimates the required liability of claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 2.12% and 2.48% as of December 31, 2015 and 2014, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $825 million and $846 million as of December 31, 2015 and 2014, respectively.

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

Restructuring - The Company has recorded accruals in conjunction with its restructuring activities in other current liabilities. These accruals include estimates primarily related to facility consolidations and closures, asset retirement obligations, long-lived asset write-downs, employment reductions, and contract termination costs. Actual costs may vary from these estimates. Restructuring related accruals are reviewed and adjusted when circumstances require such a change.

Retirement Related Benefit Costs - The Company accounts for its retirement related benefit plans on the accrual basis. The measurements of obligations, costs, assets, and liabilities require significant judgment. The costs of benefits provided by defined benefit pension plans are recorded in the period participating employees provide service. The costs of benefits provided by other postretirement benefit plans are recorded in the period participating employees attain full eligibility. The discount rate assumption is defined under GAAP as the rate at which a plan's obligation could be effectively settled. The discount rate is established for each of the retirement related benefit plans at its respective measurement date.

The expected return on plan assets component of retirement related costs is used to calculate net periodic expense. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on assets is based on the fair value of plan assets at the beginning of the year. The costs of plan amendments that provide benefits already earned by plan participants (prior service costs and credits) are deferred in accumulated other comprehensive income and amortized over the expected period the employees provide service as of the date of amendment. Actuarial gains and losses arising from differences from actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated remaining service life of the plan participants, which is approximately 12 years.

The Company recognizes the funded status of each retirement related benefit plan as an asset or liability in its consolidated statements of financial position. The funded status represents the difference between the plan's benefit obligation and the fair value of the plan's assets. Unrecognized deferred amounts, such as demographic or asset gains or losses and the impacts of plan amendments, are included in accumulated other comprehensive income and amortized as described above.

Stock Compensation - Stock-based compensation value is determined based on the closing market price of the Company's common stock on grant date, and the expense is recognized over the vesting period. At each reporting date, the number of shares is adjusted to equal the number ultimately expected to vest based on the Company's expectations regarding the relevant performance and service criteria.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. The spin-off from Northrop Grumman was a transaction under common control; therefore, no change in the historical basis of HII's assets or liabilities was recorded as part of the spin-off. In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman related to taxes prior to the spin-off as described in Note 13: Income Taxes. As of December 31, 2015 and 2014, the Company was due $31 million and $28 million, respectively, from Northrop Grumman under the Tax Matters Agreement. As of December 31, 2015 and 2014, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

3. ACCOUNTING STANDARDS UPDATES

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740)." The amendments in this update require that entities with a classified balance sheet present deferred tax liabilities and assets as noncurrent components. Classifying all deferred taxes as noncurrent will simplify the process, with no requirement to separately identify the net current and net noncurrent deferred tax asset or liability and allocate valuation allowances. The Company elected to early adopt ASU 2015-17 retrospectively as of December 31, 2015, and therefore reclassified deferred tax assets totaling $129 million to long-term deferred tax assets as of December 31, 2014.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330)." The update requires entities to measure inventory "at the lower of cost and net realizable value," simplifying previous guidance under which inventory must be measured at the lower of cost or market. For inventory within the scope of the ASU, entities will be required to compare the cost of inventory to only one measure, its net realizable value. When evidence exists that the net realizable value of inventory is less than its cost, entities will recognize the difference as a loss in earnings in the period in which it occurs. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within those periods. The Company does not expect the adoption of ASU 2015-11 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value ("NAV") per Share (or Its Equivalent)." The update removes the requirement to categorize within the fair value hierarchy investments whose values are measured at NAV, or its equivalent. Instead, entities will be required to disclose the fair value of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-07 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In April 2015, FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The update requires the presentation of capitalized debt issuance costs as a direct reduction of the related debt liability, consistent with the current required presentation of debt discounts. In August 2015, the FASB issued ASU 2015-15, which addresses the lack of guidance regarding line-of-credit arrangements in ASU 2015-03. The update clarifies the SEC staff's position, indicating that for line-of-credit arrangements, it would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." The Company elected to early adopt ASU 2015-03 and ASU 2015-15 as of December 31, 2015. The adoption of ASU 2015-03 resulted in the presentation of $32 million of debt issuance costs as a reduction of long-term debt as of December 31, 2015. The Company retrospectively adjusted the December 31, 2014, consolidated statements of financial position and related disclosures to reflect the reclassification of $30 million of debt issuance costs between miscellaneous other assets and long-term debt.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and requires reporting entities to reevaluate consolidation conclusions in respect of variable interest entities, limited partnerships, and related party groups.  It also provides clarity for determining whether equity holders have power over an entity. The amendment is effective for annual and interim periods beginning after

December 15, 2015.  The Company plans to adopt this guidance in the first quarter of fiscal 2016. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In May 2014, the FASB issued the final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry- specific guidance. The core principle of the standard is that "an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of the new revenue recognition standard by one year. Based on ASU 2015-14, public entities will apply the new revenue standard to annual reporting periods beginning after December 15, 2017, but early adoption for annual reporting periods beginning after December 31, 2016, will be permitted. The Company has determined not to early adopt the standard as it continues to evaluate the transition methods and has not yet determined the impacts that will result from the implementation of ASU 2014-09 on its financial statements and disclosures, contracting and accounting processes, internal controls, and information technology systems.

Other pronouncements issued but not effective until after December 31, 2015, are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

The Defense Contract Audit Agency ("DCAA"), a DoD agency, prepared an initial audit report on the Company's July 2010 cost proposal for restructuring and shutdown related costs of $310 million, which stated that the proposal was not adequately supported for the DCAA to reach a conclusion and questioned certain costs submitted by the Company. In July 2014, the Company received a letter from the Supervisor of Shipbuilding requesting that the Company revise its restructuring proposal to address certain documentation issues identified by the DCAA in order for the Government to make an adequate evaluation of the restructuring proposal. In August 2014, the Company received a letter from the Supervisor of Shipbuilding proposing a joint meeting regarding the treatment of specific costs included in the restructuring proposal and acknowledging that the allowability and allocability of costs will be determined by the Government in an Advanced Agreement in accordance with FAR. The Company submitted a revised proposal in March 2015 to address the concerns of the DCAA and to reflect a revised estimated total cost of $287 million. In July 2015, the Company received a letter from the Supervisor of Shipbuilding requesting that the Company either provide cost estimates to address the Company’s positions related to restructure or file a dispute. The Company responded in July 2015 by addressing the matters raised by the Supervisor of Shipbuilding and recommending the parties continue efforts to seek a mutual resolution. In August 2015, the Company received a letter from the Supervisor of Shipbuilding's Contracting Officer ("Contracting Officer"), with a preliminary determination that the Company’s method of allocating as indirect costs certain employee retention and incentive expenses, which could be up to $57 million, did not comply with cost accounting allocation regulations. The Company responded in September 2015 with its basis supporting its cost allocation positions and sought a determination that supports the Company’s method of cost allocation.

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

In 2014, the Company evaluated the effect that the wind down of the Avondale facilities might have on the benefit plans in which HII employees participate. HII determined that the impact of a curtailment and other resulting adjustments in these plans was not material to its consolidated financial position, results of operations, or cash flows.

The following table summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility. These costs were comprised primarily of employee severance and retention payments, as well as incentive bonuses. As of December 31, 2015 and 2014, $169 million and $212 million, respectively, of restructuring and shutdown related costs were capitalized in inventoried costs. As of December 31, 2015 and 2014, $82 million and $48 million, respectively, of accounts receivable were related to restructuring and shutdown related costs. For the years ended December 31, 2015 and 2014, the Company expensed $55 million and $57 million, respectively, of these costs as part of general and administrative expenses.

($ in millions)	Total
Balance as of December 31, 2012	$24
Payments	(27)
Adjustments	17
Balance as of December 31, 2013	14
Payments	(15)
Adjustments	1
Balance as of December 31, 2014	—
Balance as of December 31, 2015	$—

5. GULFPORT

In September 2013, the Company announced the closure of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it completed in August 2014. In connection with this closure, the Company incurred total costs of $54 million, consisting of $52 million in accelerated depreciation of fixed assets and $2 million in personnel, facility shutdown, and other related costs. In July 2014, the Company received a letter from the Supervisor of Shipbuilding taking exception to the Company's treatment of the Gulfport closure costs. In April 2015, the Company submitted recommended accounting alternatives, which the U.S. Government is currently evaluating. The Company anticipates a resolution that is substantially in accordance with management's cost recovery expectations. Any inability, however, to recover Gulfport closure costs could result in a material effect on the Company's consolidated financial position, results of operations, or cash flows.

As of December 31, 2015, and 2014, $35 million and $37 million, respectively, of accounts receivable were related to Gulfport closure costs. In March 2015, the Company sold the Gulfport Composite Center of Excellence to the Mississippi State Port Authority for $32 million, resulting in a gain on disposition of $9 million, recorded as a reduction to contract costs in accordance with the terms of the Company’s contracts with the U.S. Government.

6. ACQUISITIONS

On January 30, 2015, the Company acquired, for approximately $6 million in cash, the assets of the Engineering Solutions Division ("ESD") of The Columbia Group. ESD, a leading designer and builder of unmanned underwater vehicles for domestic and international customers, is operating as the Undersea Solutions Group ("USG"). As the U.S. Navy increases employment of unmanned vehicles in both the surface and undersea domains, this acquisition enhances the Company's ability to compete in these markets. In connection with this acquisition, the Company recorded $4 million of goodwill, all of which was allocated to its Newport News segment, primarily attributed to USG's specialized and skilled employees, and $1 million of intangible assets, primarily related to technology. See Note 12: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of USG are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On May 30, 2014, the Company acquired, for approximately $225 million in cash, net of $5 million of cash acquired, UniversalPegasus International Holdings, Inc. ("UPI"), a provider of project management, engineering and construction management services to the oil and gas industry. The acquisition was consistent with the Company's strategy to utilize its engineering and energy related expertise to expand its position in energy infrastructure markets. In connection with this acquisition, the Company recorded $150 million of goodwill, all of which was allocated to its Other segment, primarily related to the value of UPI’s workforce, and $41 million of intangible assets related to contractual relationships and trade names. See Note 12: Goodwill and Other Intangible Assets. Adjustments to the fair value of assets acquired and liabilities assumed since the acquisition date were not material and were primarily driven by the finalization of the net working capital adjustment and refinement of fair value calculations for certain assets and liabilities. The assets, liabilities, and results of operations of UPI are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On January 2, 2014, the Company acquired, for approximately $47 million in cash, net of $6 million of cash acquired, The S.M. Stoller Corporation, renamed as Stoller Newport News Nuclear, Inc. ("SN3"), a provider of environmental, nuclear, and technical consulting and engineering services to the Department of Energy, Department of Defense, and private sector. The acquisition was consistent with the Company's strategy to utilize its nuclear and energy related expertise developed through its shipbuilding activities to expand its position in the energy marketplace. In connection with this acquisition, the Company recorded $42 million of goodwill, all of which was allocated to its Newport News segment, primarily attributed to SN3’s specialized and skilled employees, and $6 million of intangible assets, primarily related to existing contract backlog and trade names. See Note 12: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of SN3 are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

7. STOCKHOLDERS' EQUITY

Common Stock - Changes in the Company's number of outstanding shares for the year ended December 31, 2015, resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 19: Stock Compensation Plans.

Treasury Stock - In October 2013, the Company's board of directors authorized an increase in the Company's existing stock repurchase program from $150 million to $300 million and an extension of the term of the program to October 31, 2017. In October 2014, the Company's board of directors authorized an increase in the stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. In October 2015, the Company's board of directors authorized an increase in the stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2015, the Company repurchased 1,987,550 shares at a cost of $234 million, of which approximately $2 million was not yet settled for cash as of December 31, 2015. For the years ended December 31, 2014 and 2013, the Company repurchased 1,407,729, and 1,722,991 shares, respectively, at a cost of $138 million and $119 million, respectively. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In October 2015, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.40 per share to $0.50 per share. The Company paid cash dividends totaling $81 million ($1.70 per share), $49 million ($1.00 per share), and $25 million ($0.50 per share) in the years ended December 31, 2015, 2014, and 2013, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of December 31, 2015 and 2014, was comprised of unamortized benefit plan costs of $843 million and $864 million, respectively, and other comprehensive income items of $(2) million and $2 million, respectively.

The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2015, 2014 and 2013, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2012	$(1,226)	$—	$(1,226)
Other comprehensive income (loss) before reclassifications	1,028	4	1,032
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(3)	—	(3)
Amortization of net actuarial loss (gain)[1]	134	—	134
Tax benefit (expense) for items of other comprehensive income	(456)	(2)	(458)
Net current period other comprehensive income (loss)	703	2	705
Balance as of December 31, 2013	(523)	2	(521)
Other comprehensive income (loss) before reclassifications	(603)	—	(603)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(7)	—	(7)
Amortization of net actuarial loss (gain)[1]	52	—	52
Tax benefit (expense) for items of other comprehensive income	217	—	217
Net current period other comprehensive income (loss)	(341)	—	(341)
Balance as of December 31, 2014	(864)	2	(862)
Other comprehensive income (loss) before reclassifications	(53)	(5)	(58)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	88	—	88
Tax benefit (expense) for items of other comprehensive income	(13)	1	(12)
Net current period other comprehensive income (loss)	21	(4)	17
Balance as of December 31, 2015	$(843)	$(2)	$(845)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 18: Employee Pension and Other Postretirement Benefits. The tax expense associated with amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013, was $30 million, $16 million, and $46 million, respectively.

8. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2015	2014	2013
Net earnings (loss)	$404	$338	$261

Weighted-average common shares outstanding	47.9	48.8	49.7
Net effect of dilutive stock options and awards	0.4	0.5	0.7
Dilutive weighted-average common shares outstanding	48.3	49.3	50.4

Earnings (loss) per share - basic	$8.43	$6.93	$5.25
Earnings (loss) per share - diluted	$8.36	$6.86	$5.18

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under this method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million stock options and 0.7 million Restricted Performance Stock Rights ("RPSRs") for the year ended December 31, 2015.

The amounts presented above for the year ended December 31, 2014, exclude the impact of 0.4 million stock options and 1.1 million RPSRs under the treasury stock method. The amounts presented above for the year ended December 31, 2013, exclude the impact of 0.5 million stock options, 0.3 million Restricted Stock Rights ("RSRs"), and 1.0 million RPSRs under the treasury stock method.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News and Other, consistent with how management makes operating decisions and assesses performance. The Other segment was established in the second quarter of 2014 to account for certain of the Company's non-shipbuilding commercial activities.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derives over 95% of its revenues from the U.S. Government.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

	Year Ended December 31
($ in millions)	2015	2014	2013
Sales and Service Revenues
Ingalls	$2,188	$2,286	$2,441
Newport News	4,700	4,536	4,382
Other	134	137	—
Intersegment eliminations	(2)	(2)	(3)
Total sales and service revenues	$7,020	$6,957	$6,820
Operating Income (Loss)
Ingalls	$379	$229	$165
Newport News	422	415	402
Other	(134)	(59)	—
Total segment operating income (loss)	667	585	567
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	104	72	(61)
Deferred state income taxes	(2)	(2)	6
Total operating income (loss)	$769	$655	$512

Sales transactions between segments are generally recorded at cost.

Goodwill and Intangible Asset Impairment Charges - The operating losses at the Other segment for the year ended December 31, 2015, reflect goodwill impairment charges of $75 million and intangible asset impairment charges of $27 million. The operating losses at the Other segment for the year ended December 31, 2014, reflect goodwill impairment charges of $47 million.

Other Financial Information

The following tables present, by segment, the Company's assets, capital expenditures, and depreciation and amortization.

	December 31
($ in millions)	2015	2014	2013
Assets
Ingalls	$1,324	$1,452	1,663
Newport News	3,286	3,155	3,111
Other	78	210	—
Corporate(1)	1,336	1,422	1,416
Total assets	$6,024	$6,239	$6,190
(1) Includes $30 million and $35 million of debt issuance costs reclassified between miscellaneous other assets and long-term debt as of December 31, 2014 and 2013, respectively.

	Year Ended December 31
($ in millions)	2015	2014	2013
Capital Expenditures
Ingalls	$53	$53	$44
Newport News	134	109	93
Other	1	3	—
Corporate	—	—	2
Total capital expenditures	$188	$165	$139

	Year Ended December 31
($ in millions)	2015	2014	2013
Depreciation and Amortization(1)
Ingalls	$65	$81	$125
Newport News	106	105	100
Other	9	8	—
Corporate	—	—	1
Total depreciation and amortization	$180	$194	$226
(1) Excluding amortization of debt issuance costs

10. ACCOUNTS RECEIVABLE, NET

Accounts receivable includes unbilled amounts that represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Accounts receivable billed but not paid by customers under retainage provisions in long-term contracts were $24 million and $38 million as of December 31, 2015 and 2014, respectively, substantially all of which were under U.S. Government contracts. Accounts receivable at December 31, 2015, are expected to be collected in 2016, except for approximately $121 million due in 2017 and $115 million due in or after 2018.

Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were composed of the following:

	December 31
($ in millions)	2015	2014
Due From U.S. Government
Amounts billed	$197	$180
Recoverable costs and accrued profit on progress completed - unbilled	783	766
	980	946
Due From Other Customers
Amounts billed	39	64
Recoverable costs and accrued profit on progress completed - unbilled	59	35
	98	99
Total accounts receivable	1,078	1,045
Allowances for doubtful accounts	(4)	(7)
Total accounts receivable, net	$1,074	$1,038

11. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

	December 31
($ in millions)	2015	2014
Production costs of contracts in process	$193	$248
Raw material inventory	92	91
Total inventoried costs, net	$285	$339

12. GOODWILL AND OTHER INTANGIBLE ASSETS

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

In connection with the Company’s annual goodwill impairment test as of November 30, 2015, management tested goodwill for each of its four reporting units. As a result of its annual goodwill impairment test, the Company determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2015, except for the Oil and Gas reporting unit in the Other segment.

While the November 30, 2015, annual impairment test did not result in an impairment, considering the limited excess fair value of goodwill over its carrying value in the Oil and Gas reporting unit and the continued decline in oil prices and related industry activity levels, the Company performed an interim assessment of goodwill as of December 31, 2015. The Company’s determination of fair value as of December 31, 2015, considered industry events that occurred in the period since its annual goodwill impairment test, as well as the updated long term outlook for this reporting unit. Those events included continued deterioration in the oil and gas markets, numerous industry-wide project deferrals, and capital spending cuts announced by industry leaders. The analysis concluded the fair value of this reporting unit was less than its carrying value as of December 31, 2015, and the Company recorded a goodwill impairment charge of $16 million at the Other segment in the fourth quarter of 2015.

The Company continuously monitors industry events and changes in circumstances in the industries in which its reporting units conduct business. In consideration of the Oil and Gas reporting unit’s sensitivity to developments within its industry, the continued decline in crude oil prices, significant reductions in its customer capital spending plans, and project delays, management concluded that an interim goodwill impairment test was necessary to determine whether it was more likely than not that the fair value of its Oil and Gas reporting unit was still higher than its carrying value as of May 31, 2015. The Company's assessment considered the aforementioned changes to expectations that were considered as part of its annual goodwill impairment test as of November 30, 2014. As a result of its analysis, the Company recorded a $59 million goodwill impairment charge at the Other segment in the second quarter of 2015.

In 2014, the Company recorded a $47 million goodwill impairment charge at its Other segment. The goodwill impairment charge was primarily driven by the drop in oil prices and the resulting decrease in industry market multiples. The Company determined that the estimated fair values of its remaining reporting units exceeded their corresponding carrying values as of November 30, 2014.

The Company determined that the estimated fair value of each reporting unit exceeded its corresponding carrying value as of November 30, 2013.

Accumulated goodwill impairment losses as of December 31, 2015 and 2014, were $2,877 million and $2,802 million, respectively. The accumulated goodwill impairment losses for Ingalls as of each of December 31, 2015, and 2014, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of December 31, 2015, and 2014, were $1,187 million. The accumulated goodwill impairment losses for the Other segment as of December 31, 2015 and 2014, were $122 million and $47 million, respectively.

For the year ended December 31, 2015, the Company recorded $4 million of goodwill related to its acquisition of USG. The Company recorded $150 million and $42 million of goodwill related to its acquisitions of UPI and SN3, respectively, in 2014.

For the years ended December 31, 2015 and 2014, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Other	Total
Balance as of December 31, 2013	$175	$706	$—	$881
Acquisitions	—	42	150	192
Goodwill impairment	—	—	(47)	(47)
Balance as of December 31, 2014	175	748	103	1,026
Acquisitions	—	4	—	4
Adjustments	—	—	1	1
Goodwill impairment	—	—	(75)	(75)
Balance as of December 31, 2015	$175	$752	$29	$956

In the first quarter of 2014, the Company realigned its segments in order to optimize its operating structure. As a result, the net goodwill balance as of December 31, 2014, includes the reclassification of $23 million of goodwill from the Company's Ingalls segment to its Newport News segment. See Note 9: Segment Information for a full description of the segment realignments. None of these changes impacted the previously reported goodwill within each of the Company's reporting units.

Other Intangible Assets

The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. In December 2015, the Company performed an impairment test on the amortizable intangible assets that arose from the UPI acquisition, which reside in the Company’s Oil and Gas reporting unit within the Other segment. The Oil and Gas asset group’s long lived intangible assets consist primarily of customer relationships and, to a lesser degree, trade name and developed technology. The Company performed its impairment test considering the latest market conditions and expectations, as well as lower anticipated revenue and profitability. Based on the nature of UPI's intangible assets, the Company performed the recoverability test at the reporting unit level. In connection with the recoverability test, the Company reevaluated the remaining useful lives of the intangible assets and determined the total undiscounted pretax cash flows generated by the reporting unit over the remaining useful life of the primary asset, customer relationships. The carrying amount of the reporting unit was greater than the total undiscounted pretax cash flows, and, as a result, the intangible assets were written down by $27 million, charged against cost of sales and service revenues within income from operations at the Other segment, and the new carrying value was adjusted to be amortized using the pattern of benefits method over a weighted-average life of seven years.

In connection with the USG purchase in 2015, the Company recorded $1 million of intangible assets pertaining to technology, to be amortized using the pattern of benefits method over a weighted-average life of 19 years. In connection with the UPI purchase in 2014, the Company recorded $41 million of intangible assets pertaining to existing contracts, trademarks, and trade names, to be amortized using the pattern of benefits method over a weighted-average life of 11 years. In connection with the SN3 purchase in 2014, the Company recorded $6 million of intangible assets pertaining to existing contract backlog, trademarks, and trade names, to be amortized using the pattern of benefits method over a weighted-average life of five years.

The following table summarizes the Company's aggregate purchased intangible assets, which are primarily program related intangible assets.

	December 31
($ in millions)	2015	2014
Gross carrying amount	$987	$986
Impairment	(27)	—
Accumulated amortization	(465)	(439)
Net carrying amount	$495	$547

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense for the years ended December 31, 2015, 2014 and 2013, was $26 million, $28 million and $20 million, respectively.

The Company expects amortization for purchased intangible assets of $21 million in each of 2016, 2017 and 2018, and $20 million in each of 2019 and 2020.

13. INCOME TAXES

The Company's earnings are principally domestic and its effective tax rate on earnings from operations for the year ended December 31, 2015, was 36.1%, compared with 33.3% and 33.8% for 2014 and 2013, respectively.

For the year ended December 31, 2015, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the amount of the goodwill impairment that is not amortizable for tax purposes and other non-deductible expenses, partially offset by the domestic manufacturing deduction. For the year ended December 31, 2014, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction, partially offset by the amount of the goodwill impairment that is not amortizable for tax purposes. For the year ended December 31, 2013, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction and enactment of the American Taxpayer Relief Act in January 2013, which retroactively extended the research and development tax credit through the end of 2013. The Company's effective tax rate for the year ended December 31, 2013, reflects the entire 2012 income tax benefit for the research and development tax credit, which expired at the end of 2011.

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman that governs the respective rights, responsibilities, and obligations of Northrop Grumman and the Company with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding U.S. federal, state, local, and foreign income taxes, other taxes, and related tax returns. The Company is severally liable with Northrop Grumman for its income taxes for periods before the spin-off. HII is obligated to indemnify Northrop Grumman for tax adjustments that increase the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative reduction in HII's taxable income for periods after the spin-off. Northrop Grumman is obligated to indemnify HII for tax adjustments that decrease the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative increase in HII's taxable income for periods after the spin-off. These payment obligations only apply once the aggregate tax liability related to tax adjustments exceeds $5 million. Once the aggregate amount is exceeded, only the amount in excess of $5 million is ultimately required to be paid. In 2015 and prior years, HII incurred non-cash federal and state tax adjustments for items governed by the Tax Matters Agreement. The federal tax expense (benefit) adjustment is reported as a component of tax expense, while the state tax expense (benefit) adjustment is treated as an allowable cost in the applicable period under the terms of the Company's existing contracts and is included in general and administrative expenses.

Federal income tax expense for the years ended December 31, 2015, 2014, and 2013, consisted of the following:

	Year Ended December 31
($ in millions)	2015	2014	2013
Income Taxes on Operations
Federal income taxes currently payable	$242	$191	$150
Change in deferred federal income taxes	(14)	(22)	(17)
Total federal income taxes	$228	$169	$133

Income tax expense differed from the amount based on the statutory federal income tax rate applied to earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2015	2014	2013
Income tax expense (benefit) on operations at statutory rate	$221	$178	$138
Goodwill impairment	11	6	—
Manufacturing deduction	(10)	(9)	(7)
Research tax credit	—	—	(2)
Other, Net	6	(6)	4
Total federal income taxes	$228	$169	$133

Unrecognized Tax Benefits - Unrecognized tax benefits represent the gross value of the Company's uncertain tax positions that have not been reflected in the consolidated statements of operations. If the income tax benefits from federal tax positions are ultimately realized, such realization would affect the Company's income tax expense, while the realization of state tax benefits would be recorded in general and administrative expenses.

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2015, 2014, and 2013 are summarized in the following table:

	December 31
($ in millions)	2015	2014	2013
Unrecognized tax benefits at beginning of the year	$19	$11	$19
Additions based on tax positions related to the current year	8	5	5
Additions based on tax positions of prior years	3	3	1
Current year acquisitions	—	4	—
Reductions based on tax positions of prior years	—	—	(14)
Settlements	(1)	—	—
Statute of limitation expirations	(2)	(4)	—
Net change in unrecognized tax benefits	8	8	(8)
Unrecognized tax benefits at end of the year	$27	$19	$11

As of December 31, 2015 and 2014, the estimated amount of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $27 million and $19 million, respectively. Assuming sustainment of these positions, as of December 31, 2015 and 2014, the reversal of $17 million and $11 million, respectively, of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods. Accrued interest and penalties with respect to unrecognized tax benefits were $3 million as of each of December 31, 2015 and 2014.

During 2013, the Company recorded a reduction of $14 million to its liability for uncertain tax positions related to a change approved by the IRS for the allocation of interest costs to long term construction contracts at Ingalls. This change was made on a prospective basis only and did not impact the tax returns filed for years prior to 2013.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States	2007	-	2014
California	2010	-	2014
Louisiana	2012	-	2014
Mississippi	2012	-	2014
Virginia	2012	-	2014

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes that it is reasonably possible that during the next 12 months the Company's liability for uncertain tax positions may decrease by approximately $2 million due to statute of limitation expirations.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The IRS is currently conducting an examination of Northrop Grumman's consolidated tax returns, of which HII was part, for the years 2007 through the spin-off. During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. The Company is part of the IRS Compliance Assurance Process program for the 2014, 2015, and 2016 tax years. Open tax years related to state jurisdictions remain subject to examination. As of March 31, 2011, the date of the spin-off, the Company's liability for uncertain tax positions was approximately $4 million, net of federal benefit, which related solely to state income tax positions. Under the terms of the Separation Agreement, Northrop Grumman is obligated to reimburse HII for any settlement liabilities paid by HII to any government authority for tax periods prior to the spin-off, which include state income taxes. As a result, the Company recorded in other assets a reimbursement receivable of approximately $4 million, net of federal benefit, related to uncertain tax positions for state income taxes as of the date of the spin-off. In 2014, the statute of limitations expired for the $4 million liability related to state uncertain tax positions as of the spin-off date. Accordingly, the $4 million liability and the associated reimbursement receivable were written off.

On September 13, 2013, the Treasury Department and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of amounts paid to acquire, produce, improve, or dispose of tangible personal property. These regulations are generally effective for tax years beginning on or after January 1, 2014. The application of these regulations did not have a material impact on the Company's consolidated financial statements.

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

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred federal and state tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2015	2014
Deferred Tax Assets
Retirement benefits	$571	$592
Workers' compensation	263	256
Reserves not currently deductible for tax purposes	21	9
Stock-based compensation	19	14
Net operating losses and tax credit carry-forwards	17	20
Other	12	9
Gross deferred tax assets	903	900
Less valuation allowance	11	14
Net deferred tax assets	892	886
Deferred Tax Liabilities
Depreciation and amortization	310	297
Contract accounting differences	85	53
Purchased intangibles	161	195
Gross deferred tax liabilities	556	545
Total net deferred tax assets	$336	$341

As of December 31, 2015, the Company had gross state income tax credit carry-forwards of approximately $22 million, which expire from 2016 through 2018. A deferred tax asset of approximately $14 million (net of federal benefit) has been established related to these state income tax credit carry-forwards, with a valuation allowance of $9 million against such deferred tax asset as of December 31, 2015. The Company had a gross state net operating loss carry-forward of $39 million, which expires in 2022. A deferred tax asset of approximately $2 million (net of federal benefit) has been established for the net operating loss carry-forward, with a full valuation allowance as of December 31, 2015. The Company had a federal net operating loss carry-forward of $2 million from the UPI acquisition, which expires in 2034.

In 2015, the Company elected to early adopt ASU 2015-17 retrospectively as of December 31, 2015, and therefore reclassified deferred tax assets totaling $129 million to long-term deferred tax assets as of December 31, 2014. See Note 3: Accounting Standards Updates.

14. DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2015	2014
Term loan due March 30, 2016	$—	$395
Senior notes due March 15, 2021, 7.125%	—	600
Senior notes due December 15, 2021, 5.000%	600	600
Senior notes due November 15, 2025, 5.000%	600	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(32)	(30)
Total long-term debt	1,273	1,670
Less current portion	—	108
Long-term debt, net of current portion	$1,273	$1,562

Credit Facility - In March 2011, the Company entered into a Credit Facility with third-party lenders. On July 13, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 13, 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio, which may vary between 1.25% and 2.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The commitment fee rate as of December 31, 2015 was 0.25% and may vary between 0.25% and 0.35%. As of December 31, 2015, $27 million in letters of credit were issued but undrawn, and the remaining $1,223 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $10 million as of each of December 31, 2015 and 2014.

The Amended Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. The terms of the Amended Credit Facility also limit the Company's ability to pay dividends. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Amended Credit Facility. Substantially all tangible and intangible material assets of the Company and domestic subsidiaries are pledged as collateral under the Amended Credit Facility.

On July 13, 2015, the Company used cash on hand to repay all amounts outstanding under the prior credit facility, including $345 million in principal amount of outstanding term loans.

Senior Notes - In March 2011, the Company issued $600 million aggregate principal amount of 6.875% senior notes due March 15, 2018, and $600 million aggregate principal amount of 7.125% senior notes due March 15, 2021. In December 2014, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due December 15, 2021. The net proceeds from the issuance of these unregistered senior notes were used to repurchase the Company's 6.875% senior notes due March 15, 2018 in connection with the 2014 tender offer and redemption described below. In November 2015, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 15, 2025. The net proceeds from the issuance of these unregistered senior notes were used to repurchase the Company's 7.125% senior notes due March 15, 2021 in connection with the 2015 tender offer and redemption described below. Interest on the Company's senior notes is payable semi-annually.

The terms of the 5.000% senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $22 million and $20 million as of December 31, 2015 and 2014, respectively.

Tender Offers and Redemptions - During the fourth quarter of 2015, the Company completed a tender offer, followed by a redemption of untendered notes, to purchase for cash an aggregate principal amount of $600 million of its 7.125% senior notes due March 15, 2021. During the fourth quarter of 2014, the Company completed a tender offer, followed by a redemption of untendered notes, to purchase for cash an aggregate principal amount of $600 million of its 6.875% senior notes due March 15, 2018.

Early Extinguishment of Debt - Details of the loss on early extinguishment of debt related to the Amended Credit Facility and refinancing of senior notes, which was included in interest expense, were as follows:

	December 31
($ in millions)	2015	2014
Redemption and tender premiums and fees	$33	$31
Write-off of unamortized debt issuance costs	11	6
Total loss on early extinguishment of debt	$44	$37

Mississippi Economic Development Revenue Bonds - As of December 31, 2015 and 2014, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds were used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of December 31, 2015 and 2014, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds ("GO Zone IRBs") issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028. In accordance with the terms of the bonds, the proceeds were used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the year ended December 31, 2015.

The estimated fair values of the Company's total long-term debt, including current portions, as of December 31, 2015 and December 31, 2014, were $1,343 million and $1,779 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms, and maturities, which fall within Level 2 under the fair value hierarchy.

The Company does not have any principal payments due on long-term debt within the next five years.

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

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. In December 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. In February 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. The Company filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters were stayed pending resolution of those motions. In June 2015, the District Court granted the Company’s motion to disqualify Holmes as relator, dismissed the case as to Holmes, and entered final judgment in favor of the Company. Holmes has appealed the District Court's decision to the U.S. Court of Appeals for the Fifth Circuit.
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

In January 2013, the Company disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that it had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on Navy and Coast Guard contracts. The Company conducted an internal investigation, led by external counsel, and has taken remedial actions, including the termination of employees in instances where the Company believed grounds for termination existed. The Company provided information regarding its investigation to the relevant government agencies. The Company agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from the Company's internal investigation. The U.S. Navy has reduced its portion of the withhold from $18.2 million to $4.7 million, while expressing its view that the gross amount of potential mischarging incurred by the Navy will likely not exceed $3.1 million. The U.S. Coast Guard informed the Company in June 2014 that it was provisionally reducing its withhold from $5.8 million to $3.6 million. Based on the results of its internal investigation, the Company estimates that the maximum amount of U.S. Navy and Coast Guard mischarging is approximately $4 million. The Company is continuing discussions with its U.S. Government customers regarding the potential release of an additional portion of the withheld funds, but the Company cannot predict whether or when these customers will agree to any additional release of the withhold amounts.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the years ended December 31, 2015, 2014, and 2013 was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2015, the recognized amounts related to claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of December 31, 2015, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2015, the probable future cost for environmental remediation was $2 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2015, the Company had $27 million in standby letters of credit issued but undrawn, as indicated in Note 14: Debt, and $356 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's 36,000 employees, approximately 50% are covered by a total of eight collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in July 2017, August 2018, and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018. Approximately 35 SN3 craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement.

Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. The Company does not expect the results of these negotiations, either individually or in the aggregate, to have a material effect on the Company's consolidated results of operations.

Purchase Obligations - Periodically the Company enters into agreements to purchase goods or services that are enforceable and legally binding on the Company and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These obligations are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

Operating Leases - Rental expense for operating leases for the years ended December 31, 2015, 2014, and 2013, was $62 million, $53 million, and $46 million, respectively. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancellable operating leases for each of the years 2016 through 2020 and thereafter are:

($ in millions)
2016	$35
2017	30
2018	27
2019	23
2020	19
Thereafter	63
Total	$197

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

In January 2011, the Company, through a predecessor-in-interest, filed suit in Superior Court in California against Aon Risk Insurance Services West, Inc. ("Aon"), which acted as broker to the predecessor-in-interest in connection with the policy with FM Global, seeking damages for breach of contract, professional negligence and negligent misrepresentation, as well as declaratory relief. Those included damages unrecovered from FM Global plus costs, legal fees, and expenses incurred in the lawsuit against FM Global, as well as interest. In January 2014, the Company amended its complaint to allege fraud and seek punitive damages.

On May 29, 2015, the Company and Aon entered into a settlement agreement, pursuant to which Aon made a cash payment of $150 million to the Company and the Company released its claims against Aon. The $150 million settlement was recorded as a gain in operating income in the second quarter of 2015. Based on the previously executed MOU and COFD, the Company has recorded a credit to the U.S. Government, which resulted in a reduction in operating income of $14 million in the second quarter of 2015. Should the U.S. Government disagree with the Company’s allocation of proceeds, the Company may be required to allocate additional amounts to the U.S. Government. The $150 million gain and allowable cost credit resulted in a net favorable impact to operating income for the year ended December 31, 2015, of $136 million.

18. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension plans and postretirement benefit plans to eligible employees. Non-collectively bargained defined benefit pension benefits accruing under the traditional years of service and compensation formula were amended in 2009 to freeze future service accruals and have been replaced with a cash balance benefit for all current non-collectively bargained employees. Except for major collectively bargained plans, the Company's qualified defined benefit pension plans are frozen to new entrants. The Company's policy is to fund its qualified defined benefit pension plans at least to the minimum amounts required under U.S. Government regulations.

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

The Company also sponsors 401(k) defined contribution pension plans in which most employees, including certain hourly employees, are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2015, 2014, and 2013, were $73 million, $70 million, and $61 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the qualified limits. The liabilities related to these plans as of December 31, 2015, were $146 million and $27 million, respectively, and as of December 31, 2014, were $142 million and $26 million, respectively. Assets, primarily in the form of Level 1 marketable securities, held in grantor trusts, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2015 and 2014, were $74 million and $45 million, respectively, of which $47 million and $43 million, respectively, were related to the non-qualified defined benefit pension plans.

The Company provides contributory postretirement health care and life insurance benefits to a dominantly closed group of eligible employees, retirees, and their qualifying dependents. Covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age, years of service, and grandfathered requirements. Benefits are not guaranteed, and the Company reserves the right to amend or terminate coverage at any time. The Company's contributions for retiree health care benefits are subject to caps, which limit Company contributions when spending thresholds are reached.

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement plans for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$150	$136	$147	$13	$13	$21
Interest cost	242	253	215	27	30	33
Expected return on plan assets	(351)	(322)	(289)	—	—	—
Amortization of prior service cost (credit)	19	19	18	(20)	(26)	(21)
Amortization of net actuarial loss (gain)	86	52	118	2	—	16
Curtailments	—	—	(1)	—	—	—
Net periodic benefit cost	$146	$138	$208	$22	$17	$49

The funded status of the Company's plans as of December 31, 2015 and 2014, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,671	$4,730	$650	$616
Service cost	150	136	13	13
Interest cost	242	253	27	30
Plan participants' contributions	11	26	6	7
Actuarial loss (gain)	(254)	714	(91)	24
Benefits paid	(185)	(168)	(39)	(40)
Curtailments	—	(20)	—	—
Benefit obligation at end of year	5,635	5,671	566	650
Change in Plan Assets
Fair value of plan assets at beginning of year	4,731	4,310	—	—
Actual return on plan assets	(47)	437	—	—
Employer contributions	103	126	33	33
Plan participants' contributions	11	26	6	7
Benefits paid	(185)	(168)	(39)	(40)
Fair value of plan assets at end of year	4,613	4,731	—	—
Funded status	$(1,022)	$(940)	$(566)	$(650)

Amounts Recognized in the Consolidated Statements of Financial Position:
Pension plan assets	$—	$17	$—	$—
Current liability (1)	(21)	(18)	(143)	(143)
Non-current liability (2)	(1,001)	(939)	(423)	(507)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	86	105	(105)	(125)
Net actuarial loss (gain)	1,433	1,374	(21)	73

(1)	Included in other current liabilities and current portion of postretirement plan liabilities, respectively.

(2)	Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $5,490 million, $5,146 million, and $4,613 million, respectively, as of December 31, 2015, and $5,529 million, $5,124 million, and $4,731 million, respectively, as of December 31, 2014. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $5,635 million and $4,613 million, respectively, as of December 31, 2015, and $4,394 million and $3,438 million, respectively, as of December 31, 2014.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $4,051 million and $3,391 million, respectively, as of December 31, 2015, and $3,981 million and $3,438 million, respectively, as of December 31, 2014. The ABO for all pension plans was $5,273 million and $5,244 million as of December 31, 2015 and 2014, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2015	2014	2013	2015	2014	2013
Prior service cost (credit)	$—	$—	$(66)	$—	$—	$145
Amortization of prior service cost (credit)	19	19	18	(20)	(26)	(21)
Net actuarial loss (gain)	(144)	(599)	716	91	(24)	220
Amortization of net actuarial loss (gain)	86	52	118	2	—	16
Other	(1)	20	12	1	—	1
Total changes in accumulated other comprehensive income (loss)	$(40)	$(508)	$798	$74	$(50)	$361

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2015, expected to be recognized as components of net periodic expense in 2016 were as follows:

($ in millions)	Pension Benefits	Other Benefits
Prior service cost (credit)	$18	$(19)
Net loss	84	(5)
Total	$102	$(24)

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
($ in millions)	2015	2014	2013
Discount rate	4.34%	5.27%	4.27%
Expected long-term rate on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.64%	3.69%	3.66%

	Other Benefits
($ in millions)	2015	2014	2013
Discount rate	4.22%	5.03%	4.02%
Initial health care cost trend rate assumed for next year	7.00%	7.33%	7.67%
Gradually declining to a rate of	5.00%	5.00%	5.00%
Year in which the rate reaches the ultimate rate	2023	2022	2021

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2015	2014	2015	2014
Discount rate	4.73%	4.34%	4.58%	4.22%
Rate of compensation increase	3.66%	3.64%
Initial health care cost trend rate assumed for next year			7.00%	7.00%
Gradually declining to a rate of			5.00%	5.00%
Year in which the rate reaches the ultimate rate			2024	2023

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections on December 31, 2015, the Company selected an expected initial health care cost trend rate of 7.00% and an ultimate health care cost trend rate of 5.00% to be reached in 2024. On

December 31, 2014, the Company assumed an expected initial health care cost trend rate of 7.00% and an ultimate health care cost trend rate of 5.00% to be reached in 2023.

A one percent change in the assumed health care cost trend rates would have the following effects on 2015 results:

	1 Percentage Point
($ in millions)	Increase	Decrease
Effect on postretirement benefit expense	$2	$(2)
Effect on postretirement benefit obligations	22	(20)

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief, defines the minimum amount that must be contributed to the Company's qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the plans' funded status. If the IRS publishes updated mortality tables for funding purposes, the Company’s pension contributions could be affected. The Company made the following contributions to its pension and other postretirement plans for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31
($ in millions)	2015	2014	2013
Pension plans
Discretionary
Qualified	$99	$123	$301
Non-qualified	4	3	4
Other benefit plans	33	33	38
Total contributions	$136	$159	$343

For the year ending December 31, 2016, the Company expects its cash contributions to its qualified defined benefit pension plans to be $167 million, all of which will be discretionary. For the year ending December 31, 2016, the Company expects its cash contributions to its postretirement benefit plans to be approximately $37 million.

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

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations as of December 31, 2015. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2016	$204	$37	$—
2017	217	38	—
2018	231	40	—
2019	246	41	—
2020	263	42	—
Years 2021 to 2025	$1,617	$214	$2

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee has set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2015, as follows:

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

Plan assets are stated at fair value. The Company employs a variety of pricing sources to estimate the fair value of its pension plan assets, including independent pricing vendors, dealer or counterparty-supplied valuations, third-party appraisals, and appraisals prepared by the Company's investment managers or other experts.

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

Investments in fixed-income securities are generally valued by independent pricing services or dealers who make markets in such securities. Pricing methods are based upon market transactions for comparable securities and various relationships between securities that are generally recognized by institutional traders, and fixed-income securities typically are categorized as Level 2.

Investments in collective trust funds and commingled funds based on the use of Net Asset Values (“NAV”) are valued based on the redemption price of units owned by the master trust, which is based on the current fair values of the funds’ underlying assets, as reported by the investment manager. The underlying assets are valued based on observable inputs. Accordingly, collective trust and commingled funds are categorized as Level 2.

Investments in hedge funds generally do not have readily available market quotations and are estimated at fair value, which primarily utilizes NAV or the equivalent, as a practical expedient, as reported by the investment manager. Hedge funds usually have restrictions on redemptions that might affect the ability to sell the investment at NAV in the short term. Accordingly, these investments are typically classified as Level 3.

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

The Company might be unable to quickly liquidate some assets at amounts close or equal to fair value in order to meet the plans' liquidity requirements or respond to specific events, such as the creditworthiness of any particular issuer or counterparty. Illiquid assets are generally long-term investments that complement the long-term nature of the Company's pension obligations and are generally not used to fund benefit payments in the short term. Management monitors liquidity risk on an ongoing basis and has procedures designed to maintain flexibility in troubled markets.

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

The fair values of the Company's retirement plan assets by asset category and by valuation hierarchy level as described in Note 2: Summary of Significant Accounting Policies were as follows:

	December 31, 2015
($ in millions)	Total	Level 1	Level 2	Level 3
Asset Category
Equity
U.S. equities (1)	$1,392	$460	$932	$—
International equities (1)	1,074	597	477	—
Fixed Income
U.S. government	175	—	175	—
U.S. agency	171	—	171	—
Non-U.S. government	70	—	70	—
Investment grade (2)	1,008	—	1,008	—
Asset backed	39	—	39	—
Non-investment grade (3)	40	—	40	—
Cash and cash equivalents (4)	45	5	40	—
Hedge funds	312	—	—	312
Real estate fund	285	—	—	285
Other	2	—	2	—
Total assets at fair value	$4,613	$1,062	$2,954	$597

(1)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in separately managed accounts or commingled trust funds.

(2)	Investment grade fixed income securities include corporate bonds rated Baa3/BBB- or higher by one or more rating agencies.

(3)	Non-investment grade fixed income securities include corporate bonds consistently rated below Baa3/BBB- by one or more rating agencies and units of a high yield commingled fund.

(4)
Cash and cash equivalents are highly liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle. The Company's plan asset allocation policy does not include cash.

	December 31, 2014
($ in millions)	Total	Level 1	Level 2	Level 3
Asset Category
Equity
U.S. equities (1)	$1,423	$467	$956	$—
International equities (1)	1,082	599	483	—
Fixed Income
U.S. government	237	—	237	—
U.S. agency	174	—	174	—
Non-U.S. government	88	—	88	—
Investment grade (2)	1,041	—	1,041	—
Asset backed	52	—	52	—
Non-investment grade (3)	45	—	45	—
Cash and cash equivalents (4)	42	5	37	—
Hedge funds	298	—	—	298
Real estate fund	247	—	—	247
Other	2	—	2	—
Total assets at fair value	$4,731	$1,071	$3,115	$545

(1)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in separately managed accounts or commingled trust funds.

(2)	Investment grade fixed income securities include corporate bonds rated Baa3/BBB- or higher by one or more rating agencies.

(3)	Non-investment grade fixed income securities include corporate bonds consistently rated below Baa3/BBB- by one or more rating agencies and units of a high yield commingled fund.

(4)
Cash and cash equivalents are highly liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle. The Company's plan asset allocation policy does not include cash.

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The net fair market value of the master trust's derivatives through direct or separate account investments was less than $1 million as of December 31, 2015 and 2014.

The following tables summarize the changes in Level 3 retirement plan assets measured at fair value for the years ended December 31, 2015 and 2014.

		Return on plan assets
		Attributable to Assets Held at December 31, 2015
	Fair Value at December 31, 2014		Attributable to Assets Sold			Transfers		Fair Value at December 31, 2015
						Into	(Out) of
($ in millions)				Purchases	Sales	Level 3	Level 3
Asset Category:
Hedge funds	$298	$14	$—	$—	$—	$—	$—	$312
Real estate fund	247	38	—	—	—	—	—	285
Total Level 3 fair value	$545	$52	$—	$—	$—	$—	$—	$597

		Return on plan assets
		Attributable to Assets Held at December 31, 2014
	Fair Value at December 31, 2013		Attributable to Assets Sold			Transfers		Fair Value at December 31, 2014
						Into	(Out) of
($ in millions)				Purchases	Sales	Level 3	Level 3
Asset Category:
Hedge funds	$257	$19	$—	$22	$—	$—	$—	$298
Real estate fund	188	24	—	35	—	—	—	247
Total Level 3 fair value	$445	$43	$—	$57	$—	$—	$—	$545

19. STOCK COMPENSATION PLANS

As of December 31, 2015, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan") and the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan").

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

The 2012 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant. Stock awards, in the form of RPSRs, RSRs, and stock rights, are granted to key employees and members of the board of directors without payment to the Company. The 2012 Plan authorized (i) 3.4 million new shares; plus (ii) any shares subject to outstanding awards under the 2011 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2011 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2015, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2012 Plan was 4.3 million.

The 2011 Plan permitted the awards of stock options and other stock awards. Each stock option grant was made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant, with the exception of stock options issued at the time of the spin-off in exchange for Northrop Grumman stock options. Stock awards, in the form of stock rights, were granted to members of the board of directors without payment to the Company.

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

The Company issued the following stock awards in the years ended December 31, 2015, 2014, and 2013:

Restricted Performance Stock Rights - For the year ended December 31, 2015, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $142.02. These rights are subject to cliff vesting on December 31, 2017. For the year ended December 31, 2014, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $98.22. These rights are subject to cliff vesting on December 31, 2016. For the year ended December 31, 2013, the Company granted approximately 0.4 million RPSRs at a weighted average share price of $44.67. These rights were fully vested as of December 31, 2015. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grant are expected to ultimately vest.

Restricted Stock Rights - Retention stock awards are granted to key employees to ensure business continuity. In 2015, the Company granted approximately 3,000 RSRs at a weighted average share price of $115.50, with cliff vesting one year from the grant date. In 2014, the Company granted approximately 12,000 RSRs at a weighted average share price of $101.21, with cliff vesting three years from the grant date. As of December 31, 2015, approximately 10,000 of these RSRs were outstanding. In connection with the spin-off, retention stock awards were granted to key employees to ensure a successful transition and business continuity. On March 31, 2011, the Company granted 0.7 million RSRs at a share price of $41.50, with cliff vesting three years from the grant date. As of December 31, 2013, 0.6 million of these RSRs were outstanding, and they were settled on April 3, 2014.

For the year ended December 31, 2015, 0.9 million stock awards vested, of which approximately 0.4 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2014, 1.5 million stock awards vested, of which approximately 0.6 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2013, 0.9 million stock awards vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

Stock Rights - The Company granted stock rights to its non-employee directors on a quarterly basis in 2015, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain ownership guidelines, the non-employee director may elect under the terms of the Directors’ Compensation Policy and Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

The stock award activity for the years ended December 31, 2015, 2014, and 2013, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2012	1,901	$39.92	1.4 years
Granted	456	46.51
Adjustment due to performance	315	41.41
Vested	(931)	41.41
Forfeited	(68)	40.23
Outstanding as of December 31, 2013	1,673	40.92	1.0 year
Granted	246	98.33
Adjustment due to performance	918	41.45
Vested	(1,510)	41.45
Forfeited	(16)	45.19
Outstanding as of December 31, 2014	1,311	51.23	0.7 years
Granted	163	140.48
Adjustment due to performance	315	36.36
Vested	(865)	36.36
Forfeited	(33)	83.44
Outstanding as of December 31, 2015	891	$75.73	0.6 years

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2015, 2014, and 2013 are based on two metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension, weighted at 50%, and pension-adjusted return on invested capital, weighted at 50%.

Stock Options

Effect of the Spin-Off - Prior to the spin-off, HII's current and former employees received stock options under Northrop Grumman's stock-based award plans (the "Northrop Grumman Plan"). As of the date of the spin-off, the stock options under the Northrop Grumman Plan were converted to stock options under the 2011 Plan. The conversion was effected so that the outstanding stock options held by the Company's current and former employees on the distribution date were adjusted to reflect the value of the distribution, such that the intrinsic value of the stock options was not diluted at the time of, and due to, the separation. This was achieved using the conversion rate included in the spin-off agreement. Unless otherwise stated, share amounts and share prices detailed below were retroactively adjusted to reflect the impact of the conversion. The Company measured the fair value of the stock options immediately before and after the conversion, and there was no incremental compensation expense associated with the conversion.

The following is a description of the Northrop Grumman Plan stock options, which were converted into stock options under the 2011 Plan.

Converted Stock Options - As of the date of the spin-off, outstanding stock options held by HII's current and former employees under the Northrop Grumman Plan were converted to stock options of HII under the 2011 Plan. Based on the conversion factor of 1.65, included in the spin-off agreement, approximately 1.0 million stock options under the Northrop Grumman Plan were converted into approximately 1.6 million stock options under the 2011 Plan, approximately 1.4 million of which were fully vested at the time of conversion. Outstanding stock options granted prior to 2008 generally vested in 25% increments over four years from the grant date and expire ten years after the grant date. Stock options granted in 2008 and later vested in 33% increments over three years from the grant date and expire seven years after the grant date. The cumulative intrinsic value of the stock options at conversion was maintained in the conversion, and totaled $15 million at March 31, 2011.

Compensation expense for the outstanding converted stock options was determined at the time of grant by Northrop Grumman. No stock options were granted during the years ended December 31, 2015, 2014, and 2013. The fair value of the stock options was expensed on a straight-line basis over the vesting period of the options. The fair value of each of the stock options was estimated on the date of grant using a Black-Scholes option pricing model.

The stock option activity for the years ended December 31, 2015, 2014, and 2013, was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of December 31, 2012	1,166	$34.67	2.6 years	$12
Exercised	(346)	29.66
Canceled and Forfeited	(1)	28.51
Outstanding as of December 31, 2013	819	35.01	2.1 years	45
Exercised	(174)	31.11
Canceled and Forfeited	(1)	31.76
Outstanding as of December 31, 2014	644	36.06	1.4 years	49
Exercised	(111)	46.46
Outstanding as of December 31, 2015	533	$33.90	0.6 years	$50
Vested as of December 31, 2015	533	$33.90	0.6 years	$50

The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013, was $11 million, $12 million, and $11 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for stock options exercised or at period end for outstanding stock options, less the applicable exercise price. The Company issued new shares to satisfy exercised stock options.

Compensation Expense

The Company recorded $43 million, $34 million, and $44 million of expense related to stock awards for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recorded $17 million, $13 million, and $17 million as a tax benefit related to stock awards and stock options for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company recognized tax benefits for the years ended December 31, 2015, 2014, and 2013, of $41 million, $53 million, and $32 million, respectively, from the issuance of stock in settlement of stock awards, and $4 million, $5 million, and $4 million for the years ended December 31, 2015, 2014, and 2013, respectively, from the exercise of stock options.

Unrecognized Compensation Expense

As of December 31, 2015, the Company had less than $1 million of unrecognized compensation expense associated with RSRs granted in 2015 and 2014, which will be recognized over a weighted average period of 1.0 year, and $25 million of unrecognized expense associated with RPSRs granted in 2015, 2014, and 2013, which will be recognized over a weighted average period of 0.6 years. As of December 31, 2015, the Company had no unrecognized compensation expense related to stock options. Compensation expense for stock options was fully recognized as of December 31, 2013.

20. UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2015 and 2014, are set forth in the following tables:

	Year Ended December 31, 2015
($ in millions, except per share amounts)	1st Qtr	2nd Qtr(1)	3rd Qtr	4th Qtr(2)
Sales and service revenues	$1,570	$1,745	$1,800	$1,905
Operating income (loss)	156	269	200	144
Earnings (loss) before income taxes	133	244	175	80
Net earnings (loss)	87	156	111	50
Dividends declared per share	$0.40	$0.40	$0.40	$0.50
Basic earnings (loss) per share	$1.80	$3.22	$2.31	$1.07
Diluted earnings (loss) per share	$1.79	$3.20	$2.29	$1.06
(1) In the second quarter of 2015, the Company recorded a $59 million goodwill impairment charge. During the same period, the Company recorded $136 million of operating income as a result of the Aon settlement.
(2) In the fourth quarter of 2015, the Company recorded $16 million goodwill impairment and $27 million intangible asset impairment charges.

	Year Ended December 31, 2014
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr(3)
Sales and service revenues	$1,594	$1,719	$1,717	$1,927
Operating income (loss)	159	181	171	144
Earnings (loss) before income taxes	132	152	144	79
Net earnings (loss)	90	100	96	52
Dividends declared per share	$0.20	$0.20	$0.20	$0.40
Basic earnings (loss) per share	$1.83	$2.05	$1.97	$1.07
Diluted earnings (loss) per share	$1.81	$2.04	$1.96	$1.05
(3) In the fourth quarter of 2014, the Company recorded a $47 million goodwill impairment charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2015. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

/s/ C. Michael Petters	/s/ Barbara A. Niland
C. Michael Petters	Barbara A. Niland
President and Chief Executive Officer	Corporate Vice President, Business Management and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Executive Officers

Information regarding our executive officers may be found under Item 4A.

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all of our employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics and Business Conduct can be found on our internet website at www.huntingtoningalls.com under "Investor Relations—Corporate Governance—Highlights." A copy of the Code of Ethics and Business Conduct is available to any stockholder who requests it by writing to: Huntington Ingalls Industries, Inc., c/o Office of the Secretary, 4101 Washington Avenue, Newport News, VA 23607. If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on our website.

Our website and information contained on it or incorporated in it are not intended to be incorporated in this report on Form 10-K or other filings with the SEC.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation, and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table presents the equity securities available for issuance under our equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,424,356	$33.90	4,281,952
Equity compensation plans not approved by security holders(3)	—	—	—
Total	1,424,356	$33.90	4,281,952
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. Of these shares, 533,397 were subject to stock options and 54,191 were stock rights granted under the 2011 Plan. In addition, this number includes 35,553 stock rights, 10,279 restricted stock rights, and 790,936 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement.
(2) This is the weighted average exercise price of the 533,397 outstanding stock options only.
(3) There are no awards made under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2013
Valuation allowance for deferred tax assets	$21	$(9)	$—	$12
Year Ended December 31, 2014
Valuation allowance for deferred tax assets	12	2	—	14
Year Ended December 31, 2015
Valuation allowance for deferred tax assets	$14	$(3)	$—	$11
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

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc., dated May 28, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014).

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc., dated May 21, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015).

3.4	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 1, 2016).

4.1
Indenture, dated as of December 2, 2014, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed on February 19, 2015).

4.2
First supplemental indenture, dated as of November 17, 2015, to the indenture, dated as of December 2, 2014, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee.

4.3
Indenture, dated as of November 17, 2015, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 17, 2015).

10.1
Second Amended and Restated Credit Agreement, dated as of July 13, 2015, among Huntington Ingalls Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and an issuing bank, and certain other issuing banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2015).

10.2
Form of Amended and Restated Indemnification Agreement and Schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on February 19, 2015).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2016.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters	President, Chief Executive Officer and Director
C. Michael Petters	(Principal Executive Officer)	February 18, 2016

/s/ Barbara A. Niland	Corporate Vice President, Business
Barbara A. Niland	Management and Chief Financial Officer
	(Principal Financial Officer)	February 18, 2016

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 18, 2016
/s/ Thomas B. Fargo
Thomas B. Fargo	Chairman	February 18, 2016

/s/ Robert F. Bruner
Robert F. Bruner	Director	February 18, 2016

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 18, 2016

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 18, 2016

/s/ Paul D. Miller
Paul D. Miller	Director	February 18, 2016

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 18, 2016

/s/ Karl M. von der Heyden
Karl M. von der Heyden	Director	February 18, 2016

/s/ John K. Welch
John K. Welch	Director	February 18, 2016

/s/ Stephen R. Wilson
Stephen R. Wilson	Director	February 18, 2016