Form 10-Q
period 2016-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2016-05-05
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 29, 2016, 47,022,393 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2016	2015
Sales and service revenues
Product sales	$1,429	$1,250
Service revenues	334	320
Total sales and service revenues	1,763	1,570
Cost of sales and service revenues
Cost of product sales	1,139	985
Cost of service revenues	289	280
Income (loss) from operating investments, net	—	1
General and administrative expenses	137	150
Operating income (loss)	198	156
Other income (expense)
Interest expense	(19)	(23)
Other, net	(2)	—
Earnings (loss) before income taxes	177	133
Federal income taxes	41	46
Net earnings (loss)	$136	$87

Basic earnings (loss) per share	$2.89	$1.80
Weighted-average common shares outstanding	47.0	48.4

Diluted earnings (loss) per share	$2.87	$1.79
Weighted-average diluted shares outstanding	47.4	48.7

Dividends declared per share	$0.50	$0.40

Net earnings (loss) from above	$136	$87
Other comprehensive income (loss)
Change in unamortized benefit plan costs	20	22
Other	—	(2)
Tax benefit (expense) for items of other comprehensive income	(8)	(7)
Other comprehensive income (loss), net of tax	12	13
Comprehensive income (loss)	$148	$100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31 2016	December 31 2015
Assets
Current Assets
Cash and cash equivalents	$793	$894
Accounts receivable, net	1,086	1,074
Inventoried costs, net	283	285
Prepaid expenses and other current assets	41	31
Total current assets	2,203	2,284
Property, plant, and equipment, net of accumulated depreciation of $1,519 million as of 2016 and $1,489 million as of 2015	1,809	1,827
Goodwill	956	956
Other intangible assets, net of accumulated amortization of $470 million as of 2016 and $465 million as of 2015	490	495
Deferred tax assets	313	336
Miscellaneous other assets	125	126
Total assets	$5,896	$6,024
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$252	$317
Accrued employees’ compensation	186	215
Current portion of postretirement plan liabilities	143	143
Current portion of workers’ compensation liabilities	228	227
Advance payments and billings in excess of revenues	72	125
Other current liabilities	274	247
Total current liabilities	1,155	1,274
Long-term debt	1,275	1,273
Pension plan liabilities	960	1,001
Other postretirement plan liabilities	423	423
Workers’ compensation liabilities	462	460
Other long-term liabilities	100	103
Total liabilities	4,375	4,534
Commitments and Contingencies (Note 14)	—	—
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 52.6 million issued and 47.1 million outstanding as of March 31, 2016, and 52.0 million issued and 46.9 million outstanding as of December 31, 2015	1	1
Additional paid-in capital	1,933	1,978
Retained earnings (deficit)	960	848
Treasury stock	(540)	(492)
Accumulated other comprehensive income (loss)	(833)	(845)
Total stockholders’ equity	1,521	1,490
Total liabilities and stockholders’ equity	$5,896	$6,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2016	2015
Operating Activities
Net earnings (loss)	$136	$87
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	41	39
Amortization of purchased intangibles	5	7
Amortization of debt issuance costs	2	3
Stock-based compensation	5	4
Deferred income taxes	15	(1)
Change in
Accounts receivable	(12)	(189)
Inventoried costs	2	3
Prepaid expenses and other assets	(9)	(11)
Accounts payable and accruals	(112)	39
Retiree benefits	(21)	30
Other non-cash transactions, net	2	(1)
Net cash provided by (used in) operating activities	54	10
Investing Activities
Additions to property, plant, and equipment	(37)	(20)
Acquisitions of businesses, net of cash received	—	(6)
Proceeds from disposition of assets	—	32
Net cash provided by (used in) investing activities	(37)	6
Financing Activities
Dividends paid	(24)	(19)
Repurchases of common stock	(44)	(29)
Employee taxes on certain share-based payment arrangements	(50)	(54)
Net cash provided by (used in) financing activities	(118)	(102)
Change in cash and cash equivalents	(101)	(86)
Cash and cash equivalents, beginning of period	894	990
Cash and cash equivalents, end of period	$793	$904
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$39	$26
Cash paid for interest	$1	$23
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$4	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2016 and 2015 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2014	$1	$1,959	$525	$(258)	$(862)	$1,365
Net earnings (loss)	—	—	87	—	—	87
Dividends declared ($0.40 per share)	—	—	(19)	—	—	(19)
Additional paid-in capital	—	(37)	—	—	—	(37)
Other comprehensive income (loss), net of tax	—	—	—	—	13	13
Treasury stock activity	—	—	—	(29)	—	(29)
Balance as of March 31, 2015	$1	$1,922	$593	$(287)	$(849)	$1,380

Balance as of December 31, 2015	$1	$1,978	$848	$(492)	$(845)	$1,490
Net earnings (loss)	—	—	136	—	—	136
Dividends declared ($0.50 per share)	—	—	(24)	—	—	(24)
Additional paid-in capital	—	(45)	—	—	—	(45)
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Treasury stock activity	—	—	—	(48)	—	(48)
Balance as of March 31, 2016	$1	$1,933	$960	$(540)	$(833)	$1,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

For more than a century, Huntington Ingalls Industries, Inc. ("HII" or the "Company") has been designing, building, overhauling, and repairing ships primarily for the U.S. Navy and the U.S. Coast Guard. The Company conducts business primarily with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, HII participates in many high-priority U.S. defense technology programs. HII is organized into three reportable segments: Ingalls, Newport News, and Other. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary ships for the U.S. Navy, the sole builder of National Security Cutters ("NSCs") for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through its Newport News segment, HII is the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Other segment was established to account for certain of the Company's non-shipbuilding commercial activities.

2. BASIS OF PRESENTATION

Principles of Consolidation - The unaudited condensed consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). All intercompany transactions and balances are eliminated in consolidation. For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation. See Note 3: Accounting Standards Updates.

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended March 31, 2016 and 2015, net cumulative catch-up adjustments increased operating income by $69 million and $55 million, respectively, and increased diluted earnings per share by $0.95 and $0.73, respectively. Cumulative catch-up adjustments for the three months ended March 31, 2016, included a $22 million favorable adjustment on a contract at the Ingalls segment, which increased diluted earnings per share by $0.30. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2015.

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

Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts consist primarily of available-for-sale investments in marketable securities. The assets are held at fair value, a significant majority of investments held in the trusts are valued within Level 1 of the fair value hierarchy, and no material amounts are valued within Level 3 of the fair value hierarchy. These trusts were valued at $76 million and $74 million as of March 31, 2016, and December 31, 2015, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. The spin-off from Northrop Grumman was a transaction under common control. As a result, no change in the historical basis of HII's assets or liabilities was recorded as part of the spin-off. In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman related to taxes prior to the spin-off. As of each of March 31, 2016 and December 31, 2015, the Company was due $31 million from Northrop Grumman under the Tax Matters Agreement. As of each of March 31, 2016 and December 31, 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

3. ACCOUNTING STANDARDS UPDATES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which establishes a right-of-use model that requires a lessee to record the right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those reporting periods. Early adoption is permitted and should be applied using a modified retrospective approach. The Company is in the process of evaluating the potential impacts of ASU 2016-02 on its consolidated financial statements and disclosures, contracting and accounting processes, internal controls, and information technology systems.

In March 2016, the FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323)”. The update simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method, the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest, and the equity method would be applied subsequent to the date on which the investor obtains the ability to exercise influence over the investee. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those periods. The Company does not expect the adoption of ASU 2016-07 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In May 2014, the FASB issued the final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 (Topic 606), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the standard is that "an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance permits the use of either a retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which clarifies the revenue recognition guidance on whether an entity is a principal or an agent in an arrangement, thus determining gross or net revenue presentation. The standard is effective for fiscal years beginning after December 15, 2017, but early adoption for annual reporting periods beginning after December 31, 2016, is permitted. The Company is currently evaluating the impact that will result from the implementation of ASU 2014-09 and ASU 2016-08 on its financial statements and disclosures, contracting and accounting processes, internal controls, and information technology systems.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. Under the new guidance, income tax benefits and deficiencies of exercised or vested awards are to be recognized as income tax benefit or expense in the statement of operations and comprehensive income and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other income tax cash flows as an operating activity within the consolidated statement of cash flows. The Company may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company elected to early adopt ASU 2016-09, as of January 1, 2016. See Note 7: Earnings Per Share, Note 11: Income Taxes, and Note 17: Stock Compensation Plans.

Other pronouncements issued but not effective until after December 31, 2016 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls shipbuilding operations by winding down shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. In October 2014, the Company ceased shipbuilding construction operations at the Avondale facility. The consolidation was intended to reduce costs, increase efficiency, and address shipbuilding overcapacity.

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

The Company has engaged in communications and negotiations with the U.S. Navy since 2010 regarding the amount and recovery of the Company's restructuring and shutdown costs. The Company submitted a revised proposal in March 2015 to address the concerns of the DCAA and to reflect an estimated total cost of $287 million. In July 2015, the Company received a letter from the Supervisor of Shipbuilding requesting that the Company either provide cost estimates to address the Company’s positions related to restructure or file a dispute. The Company responded in July 2015 by addressing the matters raised by the Supervisor of Shipbuilding and recommending the parties continue efforts to seek a mutual resolution. In August 2015, the Company received a letter from the Supervisor of Shipbuilding's Contracting Officer ("Contracting Officer"), with a preliminary determination that the Company’s method of allocating as indirect costs certain employee retention and incentive expenses, which could be up to $57 million, did not comply with cost accounting allocation regulations. The Company responded in September 2015 with its basis supporting its cost allocation positions and sought a determination that supports the Company’s method of cost allocation.

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

As of March 31, 2016, and December 31, 2015, the Company had incurred restructuring and shutdown related costs of $282 million and $281 million, respectively. As of March 31, 2016, and December 31, 2015, $156 million and $169 million, respectively, of these restructuring and shutdown related costs were capitalized in inventoried costs, and the remaining $126 million and $112 million, respectively, of these costs were included under our contracts in accounts receivable and advance payments and billings in excess of revenues.

5. GULFPORT

In September 2013, the Company announced the closure of its Gulfport Composite Center of Excellence in Gulfport, Mississippi, part of the Ingalls reportable segment, which it completed in August 2014. In connection with this closure, the Company incurred total costs of $54 million, consisting of $52 million in accelerated depreciation of fixed assets and $2 million in personnel, facility shutdown, and other related costs. In July 2014, the Company received a letter from the Supervisor of Shipbuilding taking exception to the Company's treatment of the Gulfport closure costs. In April 2015, the Company submitted recommended accounting alternatives, which the U.S. Government is currently evaluating. The Company anticipates a resolution that is substantially in accordance with management's cost recovery expectations. An inability, however, to recover Gulfport closure costs could result in a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In March 2015, the Company sold the Gulfport Composite Center of Excellence to the Mississippi State Port Authority for $32 million, resulting in a gain on disposition of $9 million, recorded as a reduction to contract costs in accordance with the terms of the Company’s contracts with the U.S. Government.

6. STOCKHOLDERS' EQUITY

Treasury Stock - In October 2015, the Company's board of directors authorized an increase in the Company's stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2016, the Company settled for cash $2 million of shares repurchased in the prior year. During the first quarter of 2016, the Company also repurchased 366,726 shares at a cost of $48 million, of which approximately $6 million was not yet settled for cash as of March 31, 2016. For the three months ended March 31, 2015, the Company repurchased 210,240 shares at a cost of $29 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.50 and $0.40 for the three months ended March 31, 2016 and 2015, respectively. The Company paid cash dividends totaling $24 million and $19 million for the three months ended March 31, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015, was comprised of unamortized benefit plan costs of $831 million and $843 million, respectively, and other comprehensive income items of $2 million.
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 and 2015, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2014	$(864)	$2	$(862)
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	22	—	22
Tax benefit (expense) for items of other comprehensive income	(8)	1	(7)
Net current period other comprehensive income (loss)	14	(1)	13
Balance as of March 31, 2015	(850)	1	(849)

Balance as of December 31, 2015	(843)	(2)	(845)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	20	—	20
Tax benefit (expense) for items of other comprehensive income	(8)	—	(8)
Net current period other comprehensive income (loss)	12	—	12
Balance as of March 31, 2016	$(831)	$(2)	$(833)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for each of the three months ended March 31, 2016 and 2015, was $8 million.

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2016	2015
Net earnings (loss)	$136	$87

Weighted-average common shares outstanding	47.0	48.4
Net dilutive effect of stock options and awards	0.4	0.3
Dilutive weighted-average common shares outstanding	47.4	48.7

Earnings (loss) per share - basic	$2.89	$1.80
Earnings (loss) per share - diluted	$2.87	$1.79

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. As a result of the adoption of ASU 2016-09, the Company excluded excess tax benefits from the assumed proceeds for share repurchases under the treasury stock method beginning in 2016. The effect of adopting ASU 2016-09 on diluted shares outstanding was not material for the three months ended March 31, 2016.

Under this method, the Company has excluded from the diluted share amounts presented above the effects of 0.1 million stock options and 0.5 million Restricted Performance Stock Rights ("RPSRs") for the three months ended March 31, 2016. The amounts presented above for the three months ended March 31, 2015, exclude the impact of 0.3 million stock options and 0.8 million RPSRs under the treasury stock method.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Other, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
($ in millions)	2016	2015
Sales and Service Revenues
Ingalls	$586	$469
Newport News	1,153	1,061
Other	24	40
Total sales and service revenues	$1,763	$1,570
Operating Income (Loss)
Ingalls	$82	$45
Newport News	89	93
Other	(5)	(10)
Total segment operating income (loss)	166	128
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	35	27
Deferred state income taxes	(3)	1
Total operating income (loss)	$198	$156

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment.

($ in millions)	March 31 2016	December 31 2015
Assets
Ingalls	$1,302	$1,324
Newport News	3,306	3,286
Other	75	78
Corporate	1,213	1,336
Total assets	$5,896	$6,024

9. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	March 31 2016	December 31 2015
Production costs of contracts in process	$189	$193
Raw material inventory	94	92
Total inventoried costs, net	$283	$285

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

Accumulated goodwill impairment losses as of each of March 31, 2016, and December 31, 2015, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of March 31, 2016, and December 31, 2015, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of March 31, 2016, and December 31, 2015, were $1,187 million. The accumulated goodwill impairment losses for the Other segment as of each of March 31, 2016, and December 31, 2015, were $122 million.

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $5 million and $7 million for the three months ended March 31, 2016 and 2015, respectively.

The Company expects amortization expense for purchased intangible assets of approximately $21 million in each of 2016, 2017, and 2018, and $20 million in each of 2019 and 2020.

11. INCOME TAXES

The Company's earnings are principally domestic and its effective tax rates on earnings from operations for the three months ended March 31, 2016 and 2015, were 23.2% and 34.6%, respectively. The lower effective tax rate for the three months ended March 31, 2016, was primarily attributable to the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity.

For the three months ended March 31, 2016, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, and the domestic manufacturing deduction.

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

12. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31 2016	December 31 2015
Senior notes due December 15, 2021, 5.000%	$600	$600
Senior notes due November 15, 2025, 5.000%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(30)	(32)
Total long-term debt	$1,275	$1,273

Credit Facility - On July 13, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 13, 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio, which may vary between 1.25% and 2.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The commitment fee rate as of March 31, 2016, was 0.25% and may vary between 0.25% and 0.35%.

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

As of March 31, 2016, approximately $25 million in letters of credit were issued but undrawn, and the remaining $1,225 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with the Amended Credit Facility of $9 million and $10 million as of March 31, 2016 and December 31, 2015, respectively.

Senior Notes - In December 2014, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due December 15, 2021. In November 2015, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 15, 2025, the net proceeds of which were used to repurchase the Company's 7.125% senior notes due March 15, 2021. Interest on the Company's senior notes is payable semi-annually.

The terms of the 5.000% senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $21 million and $22 million as of March 31, 2016 and December 31, 2015, respectively.

Mississippi Economic Development Revenue Bonds - As of each of March 31, 2016, and December 31, 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of March 31, 2016, and December 31, 2015, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the three months ended March 31, 2016.

The estimated fair values of the Company's total long-term debt as of March 31, 2016, and December 31, 2015, were $1,383 million and $1,343 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

The Company does not have any principal payments due on long-term debt within the next five years.

13. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to FASB Accounting Standards Codification 450 Contingencies, the Company has accrued for losses associated with investigations, claims, and litigation when, and to the extent that, loss amounts related to the investigations, claims, and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims, and litigation may be higher or lower than the amounts accrued. For matters where a material loss is probable or reasonably possible and the amount of loss cannot be reasonably estimated, but the Company is able to reasonably estimate a range of possible losses, the Company will disclose such estimated range in these notes. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Any estimated range of possible loss does not represent the Company's maximum possible loss exposure. For matters as to which the Company is not able to reasonably estimate a possible loss or range of loss, the Company will indicate the reasons why it is unable to estimate the possible loss or range of loss. For matters not specifically described in these notes, the Company does not believe, based on information currently available to it, that it is reasonably possible that the liabilities, if any, arising from such investigations, claims, and litigation will have a material effect on its consolidated financial position, results of operations, or cash flows. The Company has, in certain cases, provided disclosure regarding certain matters for which the Company believes at this time that the likelihood of material loss is remote.

False Claims Act Complaint - In January 2011, the U.S. Department of Justice ("DoJ") first informed the Company through Northrop Grumman of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint the Company received alleges that, through largely unspecified fraudulent means, the Company and Northrop Grumman obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the Company were not entitled to recovery under the contracts. The Complaint seeks monetary damages of at least $835 million, plus penalties, attorneys' fees, and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. In December 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. In February 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. The Company filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters were stayed pending resolution of those motions. In June 2015, the District Court granted the Company’s motion to disqualify Holmes as relator, dismissed the case as to Holmes, and entered final judgment in favor of the Company. Holmes appealed the District Court's decision to the U.S. Court of Appeals for the Fifth Circuit, and, in March 2016, the Court of Appeals affirmed the District Court's decision.
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

In June 2015, the DoJ informed the Company that it is investigating the matters disclosed by the Company to the DoD in January 2013. In July 2015, the DoJ requested information from the Company, and the Company is cooperating with the DoJ’s requests and has provided certain information to the DoJ. Depending upon the outcome of this matter, which could result in litigation by the DoJ against the Company, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material effect on its consolidated financial position, results of operations, or cash flows. Given the current stage of the Company’s discussions with the DoJ, the Company is currently unable to estimate the ultimate outcome of this matter.

In 2015, the Company received a Civil Investigative Demand from the DoJ relating to an investigation of certain allegedly non-conforming parts the Company purchased from one of its suppliers for use in connection with U.S. Government contracts. The Company has cooperated with the DoJ in connection with its investigation. In 2016, the Company was made aware that it is a defendant in a False Claims Act lawsuit filed under seal in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of the allegedly non-conforming parts from the supplier. Depending upon the outcome of this matter, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material effect on its consolidated financial position, results of operations, or cash flows. The matter remains sealed and given the current posture of the matter, the Company is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the three months ended March 31, 2016 and 2015, was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the “Republic”) since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, the Company filed an arbitral statement of claim asserting breaches of the contract and $173 million in damages plus substantial interest and litigation expenses. In July 2014, the Republic filed in the arbitration a statement of defense denying all the Company’s allegations and a counterclaim alleging late redelivery of the frigates, unfinished work and breach of warranty and asserting damages of $61 million plus interest. An arbitration hearing was held in January 2015, and the Company cannot predict when the arbitration panel will render a decision. No assurances can be provided regarding the ultimate outcome of this matter.

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

14. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2016, the recognized amounts related to claims and requests for equitable adjustment were not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming, and other business arrangements to support the Company's products and services. The Company generally strives to limit its exposure under these arrangements to its investment in the arrangement, or to the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement.

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of March 31, 2016, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2016, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2016, the Company had $25 million in standby letters of credit issued but undrawn, as indicated in Note 12: Debt, and $356 million of surety bonds outstanding.

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

15. IMPACTS FROM HURRICANES

In August 2005, the Company's Ingalls operations were significantly impacted by Hurricane Katrina, and the Company's shipyards in Louisiana and Mississippi sustained significant windstorm damage from the hurricane. As a result of the storm, the Company incurred costs to replace or repair destroyed or damaged assets, suffered losses under its contracts, and incurred substantial costs to clean up and recover its operations. At the time of the storm, the Company had an insurance program that provided coverage for, among other things, property damage, business interruption impact on net profitability, and costs associated with clean-up and recovery. The Company recovered $677.5 million of its Hurricane Katrina claim from participating program insurers, which included $180 million from Factory Mutual Insurance Company (“FM Global”) in settlement of litigation arising from a disagreement concerning the coverage of certain losses related to Hurricane Katrina.

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

In May 2015, the Company and Aon entered into a settlement agreement, pursuant to which Aon made a cash payment of $150 million to the Company and the Company released its claims against Aon. In the second quarter of 2015, the $150 million settlement was recorded as a gain in operating income and the Company recorded a credit to the U.S. Government, which resulted in a reduction in operating income of $14 million. Should the U.S. Government disagree with the Company’s allocation of proceeds, the Company may be required to allocate additional amounts to the U.S. Government. The $150 million gain and allowable cost credit resulted in a net favorable impact to operating income for the second quarter of 2015 of $136 million.

16. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension plans and postretirement benefit plans, and defined contribution pension plans to eligible employees.

The costs of the Company's defined benefit pension plans and other postretirement plans for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$33	$37	$3	$3
Interest cost	65	61	6	7
Expected return on plan assets	(87)	(88)	—	—
Amortization of prior service cost (credit)	5	5	(5)	(5)
Amortization of net actuarial loss (gain)	21	21	(1)	1
Net periodic benefit cost	$37	$36	$3	$6

The Company made the following contributions to its pension and other postretirement plans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
($ in millions)	2016	2015
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	53	2
Non-qualified	1	1
Other benefit plans	8	8
Total contributions	$62	$11

For the year ending December 31, 2016, the Company expects cash contributions to its qualified defined benefit pension plans to be $167 million, all of which will be discretionary.

17. STOCK COMPENSATION PLANS

The Company elected to early adopt ASU 2016-09, as of January 1, 2016. Accordingly, income tax benefits of $18 million resulting from stock award settlement activity during the three months ended March 31, 2016, were recognized as income tax benefits in the unaudited condensed consolidated statement of operations and comprehensive income. These tax benefits were reported as operating activities in the unaudited condensed consolidated statements of cash flows. Prior year tax benefits for the three months ended March 31, 2015, of $13 million were retrospectively adjusted in the unaudited condensed consolidated statements of cash flows to conform to the current year presentation. In accordance with the new standard, the Company will continue to present all cash payments made to taxing authorities on behalf of the employees for withheld shares as financing activities in the unaudited condensed consolidated statements of cash flows. The Company has maintained its standing forfeiture accounting policy and continues to estimate the number of awards expected to vest in the future.

During the three months ended March 31, 2016 and 2015, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2016, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $132.81. These rights are subject to cliff vesting on December 31, 2018. For the three months ended March 31, 2015, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $142.41. These rights are subject to cliff vesting on December 31, 2017. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

For each of the three months ended March 31, 2016 and 2015, 0.8 million stock awards vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2016:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	603	$110.24	1.4

Stock Options - The following table summarizes the status of the Company's stock option awards as of March 31, 2016:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at March 31, 2016	262	$37.73	0.9	$26

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended March 31, 2016 and 2015, of $5 million and $4 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015, of $20 million and $1 million, respectively.

Unrecognized Compensation Expense

As of March 31, 2016, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights ("RSRs") granted in 2014, which will be recognized over a weighted average period of 1.2 years, and $40 million of unrecognized expense associated with RPSRs granted in 2016, 2015, and 2014, which will be recognized over a weighted average period of 1.6 years.

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In December 2013, the President signed into law the Bipartisan Budget Act of 2013 (the "BBA 2013"), which provided $63 billion in sequestration relief over two years, split evenly between defense and non-defense programs, and set overall discretionary spending at $1.012 trillion and $1.013 trillion for fiscal years 2014 and 2015, respectively. In November 2015, the President signed into law the Bipartisan Budget Act of 2015 (the "BBA 2015"), which provided $80 billion in sequestration relief over two years, split evenly between defense and non-defense programs. The BBA 2015 provided sequestration relief of $50 billion and $30 billion for fiscal years 2016 and 2017, respectively, resulting in overall discretionary spending caps of $1.067 trillion and $1.070 trillion for fiscal years 2016 and 2017, respectively. Sequestration remains in effect under the BCA for fiscal years 2018 through 2021. Enactment of the BBA 2015 enabled the House and Senate Appropriations Committees to agree upon final appropriations levels and enabled final passage and enactment of the Consolidated Appropriations Act of 2016, which provided general spending for most of the U.S. federal government, including the DoD, DoE, and the Department of Homeland Security.

The Consolidated Appropriations Act of 2016 specifically provided funding for construction of CVN-79 John F. Kennedy, advance procurement funding for CVN-80 Enterprise, construction of two SSN-774 Virginia-class submarines, procurement for the CVN-73 USS George Washington Refueling and Complex Overhaul ("RCOH"), advance procurement for the CVN-74 USS John C. Stennis RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, advance procurement for LHA 8 (unnamed), procurement of an additional LPD-17 San Antonio-class warship, advance procurement to accelerate the LXR program, research, development, test, and evaluation funding for the Ohio replacement program, procurement of a T-AO(X) fleet oiler, and procurement of an additional NSC for the U.S. Coast Guard.

In February 2016, the President’s Budget Request for fiscal year 2017 was submitted to Congress. The budget request included advance procurement funding for both the Ohio-class Replacement Program and CVN-80 Enterprise, which is the third aircraft carrier in the CVN-78 Gerald R. Ford-class. The budget request also included funding for the continued construction of CVN-79 John F. Kennedy, as well as funding to procure two DDG-51 Arleigh Burke-class destroyers, two SSN-774 Virginia-class submarines, and LHA-8 (unnamed). The second increment of funding for the RCOH of CVN 73 USS George Washington was also included in the budget request, as well as advance procurement funding for the CVN-74 USS John C. Stennis RCOH. Additionally, the budget request included funding for the U.S. Coast Guard to begin the process of procuring a polar-class icebreaker.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, we consider the policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting, goodwill, and intangible assets;

•	Litigation, commitments and contingencies;

•	Retirement related benefit plans; and

•	Workers' compensation.

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

As of March 31, 2016, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2015.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 98% and 95% of our revenues for the three months ended March 31, 2016 and 2015, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and is not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 2% and 5% of our revenues for the three months ended March 31, 2016 and 2015, respectively, were generated from firm fixed-price arrangements.

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

For example, the discount rate is a significant assumption in determining the value of benefits earned under FAS and CAS. Under FAS, the discount rate is based on yields of high quality bonds, while the CAS discount rate has been an expected rate of return on plan assets assumption. Under the harmonization rules, the CAS discount rate will be based on a methodology more similar to FAS. CAS harmonization is being phased in 25% per year from 2014 through 2017.

Another difference between FAS expense and CAS cost is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net actuarial gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 12 years. Under CAS, actuarial gains and losses are amortized over a 10-year period without regard to a corridor approach. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS, actual asset gains and losses are systematically smoothed over five years, subject to certain limitations. For FAS, we do not use this smoothing method, and instead use fair value in determining our FAS expense. Accordingly, FAS expense generally reflects recent gains and losses faster than CAS.

Additionally, CAS cost is only recognized for plans that are not fully funded as defined under CAS. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS cost will change accordingly.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended
	March 31		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent
Sales and service revenues	$1,763	$1,570	$193	12%
Cost of product sales and service revenues	1,428	1,265	163	13%
Income (loss) from operating investments, net	—	1	(1)	(100)%
General and administrative expenses	137	150	(13)	(9)%
Operating income (loss)	198	156	42	27%
Interest expense	19	23	(4)	(17)%
Other income (expense)	(2)	—	(2)	—%
Federal income taxes	41	46	(5)	(11)%
Net earnings (loss)	$136	$87	$49	56%

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

Sales and Service Revenues

Sales and service revenues consisted of the following:

	Three Months Ended
	March 31		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent
Product sales	$1,429	$1,250	$179	14%
Service revenues	334	320	14	4%
Sales and service revenues	$1,763	$1,570	$193	12%

Product sales for the three months ended March 31, 2016, increased $179 million, or 14%, compared with the same period in 2015. Product sales at our Ingalls segment increased $99 million for the three months ended March 31, 2016, primarily as a result of higher volumes in Surface Combatants and Amphibious Assault Ships, partially offset by lower volumes in the Legend-class NSC program. Newport News product sales increased $80 million for the three months ended March 31, 2016, primarily as a result of higher volumes in Energy and Submarines, partially offset by lower volumes in Aircraft Carriers and lower risk retirement in Submarines.

Service revenues for the three months ended March 31, 2016, increased $14 million, or 4%, compared with the same period in 2015. Service revenues at our Ingalls segment increased $18 million for the three months ended March 31, 2016, as a result of higher volumes in Surface Combatants and Amphibious Assault Ships services. Service revenues at our Newport News segment increased $12 million for the three months ended March 31, 2016, primarily as a result of higher volumes in Submarines and Fleet Support services, partially offset by lower volumes in Energy services. Service revenues at our Other segment decreased $16 million for the three months ended March 31, 2016, primarily as a result of lower volumes in oil and gas services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended
	March 31		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent
Cost of product sales	$1,139	$985	$154	16%
% of product sales	79.7%	78.8%
Cost of service revenues	289	280	9	3%
% of service revenues	86.5%	87.5%
Income (loss) from operating investments, net	—	1	(1)	(100)%
General and administrative expenses	137	150	(13)	(9)%
% of total sales and service revenues	7.8%	9.6%
Cost of sales and service revenues	$1,565	$1,414	$151	11%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2016, increased $154 million, or 16%, compared with the same period in 2015. Cost of product sales at our Ingalls segment increased $68 million for the three months ended March 31, 2016, primarily as a result of the volume changes described above, partially offset by higher performance in the LPD-17 San Antonio-class program. Cost of product sales at our Newport News segment increased $86 million for the three months ended March 31, 2016, primarily as a result of the volume changes described above and year-to-year variances in contract mix.

Cost of product sales as a percentage of product sales increased from 78.8% for the three months ended March 31, 2015, to 79.7% for the three months ended March 31, 2016, primarily due to lower risk retirement in the SSN-774 Virginia-class submarine program, lower performance on Aircraft Carriers, and year-to-year variances in contract mix, partially offset by higher risk retirement and performance in the LPD-17 San Antonio-class program.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2016, increased $9 million, or 3%, compared with the same period in 2015. Cost of service revenues at our Ingalls segment increased $17 million for the three months ended March 31, 2016, primarily as a result of the higher volumes described above. Cost of service revenues at our Newport News segment increased $8 million for the three months ended March 31, 2016, primarily as a result of the volume changes described above. Cost of service revenues at our Other segment decreased $16 million for the three months ended March 31, 2016, primarily due to the lower volumes described above.

Cost of service revenues as a percentage of service revenues decreased from 87.5% for the three months ended March 31, 2015, to 86.5% for the three months ended March 31, 2016, primarily driven by higher performance in Fleet Support services and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended March 31, 2016, decreased $1 million, compared with the same period in 2015, as a result of lower equity income from our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three months ended March 31, 2016, decreased $13 million, compared with the same period in 2015. General and administrative costs for the three months ended March 31, 2016, were impacted by favorable changes in the FAS/CAS Adjustment and lower overhead costs, partially offset by higher state tax expense.

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

The following table reconciles segment operating income to total operating income:

	Three Months Ended
	March 31		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent
Segment operating income (loss)	$166	$128	$38	30%
FAS/CAS Adjustment	35	27	8	30%
Deferred state income taxes	(3)	1	(4)	(400)%
Total operating income (loss)	$198	$156	$42	27%

Segment Operating Income

Segment operating income for the three months ended March 31, 2016, was $166 million, an increase of $38 million compared with the same period in 2015. The increase was primarily due to higher risk retirement in the LPD-17 San Antonio-class program, as well as higher volumes in Submarines, partially offset by lower risk retirement in the SSN-774 Virginia-class submarine program.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
	March 31		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent
FAS expense	$(40)	$(42)	$2	5%
CAS cost	75	69	6	9%
FAS/CAS Adjustment	$35	$27	$8	30%

The FAS/CAS Adjustment was a net benefit of $35 million and $27 million for the three months ended March 31, 2016 and 2015, respectively. The favorable change in the FAS/CAS Adjustment of $8 million for the three months ended March 31, 2016, compared to the same period in 2015, was driven by the continued phase-in of Harmonization.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense for the three months ended March 31, 2016, was $3 million, compared to a deferred state income tax benefit of $1 million for the same period in 2015. This increase in deferred tax expense was primarily attributable to changes in pension related adjustments.

Interest Expense

Interest expense for the three months ended March 31, 2016, decreased $4 million, primarily as a result of refinancing 7.125% senior notes with 5.000% senior notes. See Note 12: Debt.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended March 31, 2016, was 23.2%, compared with 34.6% for the same period in 2015. The lower effective tax rate for the three months ended March 31, 2016, was primarily attributable to the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity. Our effective tax rate for the three months ended March 31, 2016, differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the benefits resulting from stock award settlement activity, and the domestic manufacturing deduction. See Note 7: Earnings Per Share, Note 11: Income Taxes, and Note 17: Stock Compensation Plans. For the three months ended March 31, 2015, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Other.

Segment operating results are presented in the following table:

	Three Months Ended
	March 31		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent
Sales and Service Revenues
Ingalls	$586	$469	$117	25%
Newport News	1,153	1,061	92	9%
Other	24	40	(16)	(40)%
Total sales and service revenues	$1,763	$1,570	$193	12%
Operating Income (Loss)
Ingalls	$82	$45	$37	82%
Newport News	89	93	(4)	(4)%
Other	(5)	(10)	5	50%
Total Segment Operating Income (Loss)	166	128	38	30%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	35	27	8	30%
Deferred state income taxes	(3)	1	(4)	(400)%
Total operating income (loss)	$198	$156	$42	27%

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

Cumulative Adjustments

For the three months ended March 31, 2016 and 2015, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended
	March 31
($ in millions)	2016	2015
Gross favorable adjustments	$76	$59
Gross unfavorable adjustments	(7)	(4)
Net adjustments	$69	$55

For the three months ended March 31, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on LPD-26 John P. Murtha, LPD-27 Portland, and the SSN-774 Virginia-class submarine program. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended March 31, 2015, favorable cumulative catch-up adjustments were primarily related to risk retirement on the SSN-774 Virginia-class submarine program, the Legend-class NSC program, and LHA-6 USS America. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

Ingalls

	Three Months Ended
	March 31		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent
Sales and service revenues	$586	$469	$117	25%
Segment operating income (loss)	82	45	37	82%
As a percentage of segment sales	14.0%	9.6%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2016, increased $117 million, or 25%, from the same period in 2015, driven by higher revenues in Surface Combatants and Amphibious Assault Ships, partially offset by lower revenues in the Legend-class NSC program. Surface Combatants revenues increased due to higher volume in DDG-121 Frank E. Petersen, Jr. The increase in Amphibious Assault Ships revenues was due to higher volumes on LPD-28 Ft. Lauderdale and LHA-7 Tripoli. Revenues on the Legend-class NSC program decreased due to delivery of NSC-5 USCGC James in 2015, partially offset by higher volume on NSC-8 Midgett.

Segment Operating Income

Ingalls operating income for the three months ended March 31, 2016, was $82 million, compared with $45 million for the same period in 2015. The increase was primarily due to risk retirement on LPD-26 John P. Murtha and LPD-27 Portland.

Newport News

	Three Months Ended
	March 31		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent
Sales and service revenues	$1,153	$1,061	$92	9%
Segment operating income (loss)	89	93	(4)	(4)%
As a percentage of segment sales	7.7%	8.8%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2016, increased $92 million, or 9%, from the same period in 2015, primarily driven by higher revenues in Energy and Submarines, partially offset by lower revenues in Aircraft Carriers. Higher Energy revenues were primarily due to higher volumes and the resolution of outstanding contract changes on a commercial contract, partially offset by lower volumes associated with environmental remediation programs. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes in Block IV boats, partially offset by lower volumes in Block III boats. Aircraft Carriers revenues decreased due to lower volumes in the construction contract for CVN-78 Gerald R. Ford and the execution contract for the CVN-72 USS Abraham Lincoln RCOH, partially offset by higher volume on CVN-79 John F. Kennedy.

Segment Operating Income

Newport News operating income for the three months ended March 31, 2016, was $89 million, compared with $93 million for the same period in 2015. The decrease was due to lower risk retirement in the SSN-774 Virginia-class submarine program and lower volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH and the construction contract for CVN-78 Gerald R. Ford, partially offset by higher volumes in the SSN-774 Virginia-class submarine program.

Other

	Three Months Ended
	March 31		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent
Sales and service revenues	$24	$40	$(16)	(40)%
Segment operating income (loss)	(5)	(10)	5	50%
As a percentage of segment sales	(20.8)%	(25.0)%

Sales and Service Revenues

Revenues in the Other segment for the three months ended March 31, 2016, decreased $16 million, or 40%, primarily due to lower volumes in oil and gas services.

Segment Operating Income

Other segment operating loss for the three months ended March 31, 2016, was $5 million, compared with a $10 million loss for the same period in 2015, primarily due to lower volumes in oil and gas services and reductions in overhead costs.

BACKLOG

Total backlog as of March 31, 2016, and December 31, 2015, was approximately $21 billion and $22 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2016, and December 31, 2015:

	March 31, 2016			December 31, 2015
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$5,327	$720	$6,047	$5,153	$1,290	$6,443
Newport News	8,032	7,098	15,130	6,026	9,513	15,539
Other	103	—	103	80	—	80
Total backlog	$13,462	$7,818	$21,280	$11,259	$10,803	$22,062

Approximately 27% of the $22 billion total backlog as of December 31, 2015, is expected to be converted into sales in 2016. U.S. Government orders comprised substantially all of the total backlog as of March 31, 2016, and December 31, 2015.

Awards

The value of new contract awards during the three months ended March 31, 2016, was approximately $1.0 billion. Significant new awards during this period included the continued advance planning for the CVN-73 USS George Washington RCOH.

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

We elected to early adopt ASU 2016-09, as of January 1, 2016. Accordingly, income tax benefits resulting from stock award settlement activity were reported as operating activities in our unaudited condensed consolidated statements of cash flows. Prior year tax benefits were retrospectively adjusted in our unaudited condensed consolidated statements of cash flows to conform to the current year presentation. In accordance with the new standard, we will continue to present all cash payments made to taxing authorities on behalf of the employees for withheld shares as financing activities in our unaudited condensed consolidated statements of cash flows.

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Three Months Ended		2016 over
	March 31		2015
($ in millions)	2016	2015	Dollars
Net earnings (loss)	$136	$87	$49
Depreciation and amortization	48	49	(1)
Stock-based compensation	5	4	1
Deferred income taxes	15	(1)	16
Retiree benefit funding less than (in excess of) expense	(21)	30	(51)
Trade working capital decrease (increase)	(129)	(159)	30
Net cash provided by (used in) operating activities	$54	$10	$44

Cash Flows

We discuss below our major operating, investing, and financing activities for the three months ended March 31, 2016 and 2015, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016, was $54 million, compared with $10 million provided by operating activities for the same period in 2015. The favorable change in operating cash flow was primarily due to a change in trade working capital, higher net income, and lower interest payments, partially offset by higher payments for income taxes and funding of retiree benefit plans. The change in trade working capital was primarily driven by accounts receivable and accounts payable due to timing of receipts and payments, respectively.

For the three months ended March 31, 2016, we made discretionary contributions to our qualified defined benefit pension plans totaling $53 million, compared with $2 million of discretionary contributions for the same period in 2015. For the year ending December 31, 2016, we expect cash contributions to our qualified defined benefit pension plans to be $167 million, all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2016, was $37 million, compared with $6 million provided by investing activities for the same period in 2015. The decrease in investing cash flow was driven by the sale of the Gulfport Composite Center of Excellence in March 2015 and higher capital expenditures in 2016. For 2016, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 1.5% to 2% of annual revenues.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2016, was $118 million, compared with $102 million used in the same period in 2015. The increase was primarily due to an additional $15 million of common stock repurchases and an additional $5 million of cash dividend payments, partially offset by a decrease of $4 million in employee taxes on certain share-based payment arrangements.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended		2016 over
	March 31		2015
($ in millions)	2016	2015	Dollars
Net cash provided by (used in) operating activities	$54	$10	$44
Less:
Capital expenditures	(37)	(20)	(17)
Free cash flow provided by (used in) operations	$17	$(10)	$27

Free cash flow for the three months ended March 31, 2016, increased $27 million compared with the same period in 2015, primarily due to a change in trade working capital and higher net income, partially offset by higher payments for income taxes, funding of retiree benefit plans, and capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to recent regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2016 and 2015, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these new regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2016, we had $25 million in standby letters of credit issued but undrawn and $356 million of surety bonds outstanding.

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

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. DDG-113 John Finn and DDG-114 Ralph Johnson are currently under construction. In June 2013, we were awarded a multi-year contract for construction of five additional DDG-51 Arleigh Burke-class destroyers. The first three ships of that award, DDG-117 Paul Ignatius, DDG-119 Delbert D. Black, and DDG-121 Frank E. Petersen, Jr. are currently under construction.

Energy products and services
Leverage our core competencies in nuclear operations, program management and heavy manufacturing for U.S. Department of Energy ("DoE") and commercial nuclear programs. We also provide a range of services to the energy and oil and gas industries as well as government customers.

Fleet Support services
Fleet Support provides comprehensive life cycle services, including depot maintenance, modernization, repairs, logistics and technical support, and planning yard services for naval and commercial vessels. We have ship repair facilities in Newport News, Virginia, and San Diego, California, which are near the U.S. Navy's largest homeports of Norfolk, Virginia and San Diego, respectively. We also perform emergent repair for the U.S. Navy on all classes of ships.

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

SSN-774 Virginia-class fast attack submarines
Construct attack submarines as the principal subcontractor to Electric Boat. The SSN-774 Virginia-class is a post-Cold War design tailored to excel in a wide range of warfighting missions, including anti-submarine and surface ship warfare; special operation forces; strike; intelligence, surveillance, and reconnaissance; carrier and expeditionary strike group support; and mine warfare.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Amended Credit Facility. Our $1,250 million revolving credit facility remained undrawn as of March 31, 2016.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of March 31, 2016, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2016. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We have provided information about legal proceedings in which we are involved in the unaudited condensed consolidated financial statements in Part I, Item 1. In addition to the matters disclosed in Part I, Item 1, we are a party to various investigations, lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually, or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims, and other legal proceedings, please see "Risk Factors" in Item 1A below.

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2013, our board of directors authorized an increase in our stock repurchase program from $150 million to $300 million and an extension of the term of the program to October 31, 2017. In October 2014, our board of directors authorized an increase in our stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. In October 2015, our board of directors authorized an increase in our stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2]
January 1, 2016 to January 31, 2016	117,622	$123.60	117,622	$693.7
February 1, 2016 to February 29, 2016	55,504	125.94	55,504	686.7
March 1, 2016 to March 31, 2016	487,475	133.77	193,600	660.5
Total	660,601	$131.30	366,726	$660.5
1 We purchased an aggregate of 366,726 shares of our common stock in the open market pursuant to our repurchase program and 293,875 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
2 As of March 31, 2016, we had purchased 5,516,004 shares at an average price of $97.81 per share for a total of $539.5 million since the program's inception.

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

3.4	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 1, 2016).

10.1	Huntington Ingalls Industries, Inc. Annual Incentive Plan (as amended and restated).

10.2	First Amendment to the Huntington Ingalls Industries, Inc. Annual Incentive Plan (as amended and restated).

11	Computation of Per Share Earnings (provided in Note 7 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	May 5, 2016	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer