Form 10-Q
period 2016-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2016-08-04
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 28, 2016, 46,788,832 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2016	2015	2016	2015
Sales and service revenues
Product sales	$1,364	$1,426	$2,793	$2,676
Service revenues	336	319	670	639
Sales and service revenues	1,700	1,745	3,463	3,315
Cost of sales and service revenues
Cost of product sales	1,043	972	2,182	1,957
Cost of service revenues	290	274	579	554
Income (loss) from operating investments, net	1	2	1	3
General and administrative expenses	151	173	288	323
Goodwill impairment	—	59	—	59
Operating income (loss)	217	269	415	425
Other income (expense)
Interest expense	(18)	(25)	(37)	(48)
Other, net	—	—	(2)	—
Earnings (loss) before income taxes	199	244	376	377
Federal income taxes	66	88	107	134
Net earnings (loss)	$133	$156	$269	$243

Basic earnings (loss) per share	$2.83	$3.22	$5.72	$5.02
Weighted-average common shares outstanding	47.0	48.5	47.0	48.4

Diluted earnings (loss) per share	$2.80	$3.20	$5.68	$4.99
Weighted-average diluted shares outstanding	47.5	48.8	47.4	48.7

Dividends declared per share	$0.50	$0.40	$1.00	$0.80

Net earnings (loss) from above	$133	$156	$269	$243
Other comprehensive income (loss)
Change in unamortized benefit plan costs	19	22	39	44
Other	—	2	—	—
Tax benefit (expense) for items of other comprehensive income	(7)	(11)	(15)	(18)
Other comprehensive income (loss), net of tax	12	13	24	26
Comprehensive income (loss)	$145	$169	$293	$269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30 2016	December 31 2015
Assets
Current Assets
Cash and cash equivalents	$852	$894
Accounts receivable, net	1,022	1,074
Inventoried costs, net	280	285
Prepaid expenses and other current assets	43	31
Total current assets	2,197	2,284
Property, plant, and equipment, net of accumulated depreciation of $1,555 million as of 2016 and $1,489 million as of 2015	1,813	1,827
Goodwill	956	956
Other intangible assets, net of accumulated amortization of $476 million as of 2016 and $465 million as of 2015	484	495
Deferred tax assets	282	336
Miscellaneous other assets	127	126
Total assets	$5,859	$6,024
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$252	$317
Accrued employees’ compensation	197	215
Current portion of postretirement plan liabilities	142	143
Current portion of workers’ compensation liabilities	228	227
Advance payments and billings in excess of revenues	100	125
Other current liabilities	222	247
Total current liabilities	1,141	1,274
Long-term debt	1,276	1,273
Pension plan liabilities	856	1,001
Other postretirement plan liabilities	424	423
Workers’ compensation liabilities	462	460
Other long-term liabilities	88	103
Total liabilities	4,247	4,534
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 52.6 million shares issued and 46.9 million shares outstanding as of June 30, 2016, and 52.0 million shares issued and 46.9 million shares outstanding as of December 31, 2015	1	1
Additional paid-in capital	1,939	1,978
Retained earnings (deficit)	1,069	848
Treasury stock	(576)	(492)
Accumulated other comprehensive income (loss)	(821)	(845)
Total stockholders’ equity	1,612	1,490
Total liabilities and stockholders’ equity	$5,859	$6,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2016	2015
Operating Activities
Net earnings (loss)	$269	$243
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	83	77
Amortization of purchased intangibles	11	13
Amortization of debt issuance costs	3	5
Stock-based compensation	11	21
Deferred income taxes	39	(12)
Proceeds from insurance settlement related to investing activities	—	(21)
Goodwill impairment	—	59
Change in
Accounts receivable	52	(211)
Inventoried costs	5	20
Prepaid expenses and other assets	(13)	(9)
Accounts payable and accruals	(130)	25
Retiree benefits	(106)	(33)
Other non-cash transactions, net	(1)	(1)
Net cash provided by (used in) operating activities	223	176
Investing Activities
Additions to property, plant, and equipment	(85)	(49)
Acquisitions of businesses, net of cash received	—	(6)
Proceeds from disposition of assets	4	32
Proceeds from insurance settlement related to investing activities	—	21
Net cash provided by (used in) investing activities	(81)	(2)
Financing Activities
Repayment of long-term debt	—	(21)
Dividends paid	(48)	(39)
Repurchases of common stock	(86)	(90)
Employee taxes on certain share-based payment arrangements	(50)	(54)
Net cash provided by (used in) financing activities	(184)	(204)
Change in cash and cash equivalents	(42)	(30)
Cash and cash equivalents, beginning of period	894	990
Cash and cash equivalents, end of period	$852	$960
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$123	$131
Cash paid for interest	$36	$45
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$2	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2016 and 2015 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2014	$1	$1,959	$525	$(258)	$(862)	$1,365
Net earnings (loss)	—	—	243	—	—	243
Dividends declared ($0.80 per share)	—	—	(39)	—	—	(39)
Additional paid-in capital	—	(17)	—	—	—	(17)
Other comprehensive income (loss), net of tax	—	—	—	—	26	26
Treasury stock activity	—	—	—	(93)	—	(93)
Balance as of June 30, 2015	$1	$1,942	$729	$(351)	$(836)	$1,485

Balance as of December 31, 2015	$1	$1,978	$848	$(492)	$(845)	$1,490
Net earnings (loss)	—	—	269	—	—	269
Dividends declared ($1.00 per share)	—	—	(48)	—	—	(48)
Additional paid-in capital	—	(39)	—	—	—	(39)
Other comprehensive income (loss), net of tax	—	—	—	—	24	24
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of June 30, 2016	$1	$1,939	$1,069	$(576)	$(821)	$1,612

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

The Bipartisan Budget Act of 2015 established budget top lines and provided sequestration relief for fiscal years 2016 and 2017. Sequestration remains in effect for fiscal years 2018 through 2021 and could result in significant decreases in DoD spending that could negatively impact the Company's revenues and its estimated recovery of goodwill and other long-lived assets.

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

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended June 30, 2016 and 2015, net cumulative catch-up adjustments increased operating income by $74 million and $71 million, respectively, and increased diluted earnings per share by $1.02 and $0.94, respectively. For the six months ended June 30, 2016 and 2015, net cumulative catch-up adjustments increased operating income by $143 million and $126 million, respectively, and increased diluted earnings per share by $1.97 and $1.68, respectively. Cumulative catch-up adjustments for the three and six months ended June 30, 2016, included favorable adjustments of $38 million and $60 million, respectively, on a contract at the Ingalls segment, which increased diluted earnings per share by $0.52 and $0.82, respectively. Cumulative catch-up adjustments for the three and six months ended June 30, 2016, included favorable adjustments of $23 million and $26 million, respectively, on a contract at the Newport News segment, which increased diluted earnings per share by $0.31 and $0.36, respectively. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015.

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

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts consist primarily of available-for-sale investments in marketable securities. The assets are held at fair value, a significant majority of investments held in the trusts are valued within Level 1 of the fair value hierarchy, and no material amounts are valued within Level 3 of the fair value hierarchy. These trusts were valued at $78 million and $74 million as of June 30, 2016, and December 31, 2015, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. The spin-off from Northrop Grumman was a transaction under common control. As a result, no change in the historical basis of HII's assets or liabilities was recorded as part of the spin-off. In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman related to taxes prior to the spin-off. As of each of June 30, 2016 and December 31, 2015, the Company was due $31 million from Northrop Grumman under the Tax Matters Agreement. In July 2016, Northrop Grumman reached a resolution with the IRS regarding its 2007 through 2011 tax returns. The Company cannot predict what effect this resolution may have on the amount due from Northrop Grumman under the Tax Matters Agreement. As of each of June 30, 2016 and December 31, 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which will replace existing requirements in U.S. GAAP, including industry-specific requirements, significantly expand the disclosure requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, the Company expects to continue to recognize revenue over time, using the cost-to-cost percentage of completion method for the vast majority of its contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method nor determined the date upon which it will adopt the new standard. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The ASU clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing," which clarifies the guidance surrounding licensing arrangements and the identification of performance obligations. The Company is currently evaluating the potential changes from the new guidance to its financial statements and disclosures, contracting and accounting processes, internal controls, and information technology systems.

Other pronouncements issued but not effective until after December 31, 2016, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls shipbuilding operations by winding down shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. In October 2014, the Company ceased shipbuilding construction operations at the Avondale facility.

In connection with and as a result of the decision to wind down shipbuilding at the Avondale facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. The Company’s current estimated net restructuring and shutdown costs are $276 million, including $308 million of restructuring and shutdown costs, partially offset by $32 million from the anticipated disposition of assets. The Company believes such costs are recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with Federal Acquisition Regulation ("FAR") provisions for the treatment of restructuring and shutdown related costs.

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

In June 2016, the Company submitted to the Contracting Officer a request for a final decision regarding the Avondale facility restructuring costs. Although the Company cannot predict what the Contracting Officer will determine, the Company believes its claim seeking recovery of the restructuring costs is supported by law, and the Company anticipates a resolution that is substantially in accordance with management's cost recovery expectations. Accordingly, HII has treated these costs as allowable costs in determining the earnings performance on its contracts in process. The Contracting Officer may disagree with the Company’s claim, and any subsequent inability to recover costs substantially in accordance with management’s cost recovery expectations could result in a material effect on the Company's consolidated financial position, results of operations, or cash flows.

As of June 30, 2016, and December 31, 2015, the Company had incurred restructuring and shutdown related costs of $283 million and $281 million, respectively. As of June 30, 2016, and December 31, 2015, $145 million and $169 million, respectively, of these restructuring and shutdown related costs were capitalized in inventoried costs, and the remaining $138 million and $112 million, respectively, of these costs were included under our contracts in accounts receivable and advance payments and billings in excess of revenues.

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

6. STOCKHOLDERS' EQUITY

Treasury Stock - In October 2015, the Company's board of directors authorized an increase in the Company's stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2016, the Company settled for cash $2 million of shares repurchased in the prior year. During the six months ended June 30, 2016, the Company also repurchased 606,027 shares at a cost of $84 million. For the six months ended June 30, 2015, the Company repurchased 740,225 shares at a cost of $93 million, of which approximately $3 million was not yet settled for cash as of June 30, 2015. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.50 and $0.40 for the three months ended June 30, 2016 and 2015, respectively. The Company declared cash dividends per share of $1.00 and $0.80 for the six months ended June 30, 2016 and 2015, respectively. The Company paid cash dividends totaling $48 million and $39 million for the six months ended June 30, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of June 30, 2016 and December 31, 2015, was comprised of unamortized benefit plan costs of $819 million and $843 million, respectively, and other comprehensive loss items of $2 million.

The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2016 and 2015, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2015	$(850)	$1	$(849)
Other comprehensive income (loss) before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	22	—	22
Tax benefit (expense) for items of other comprehensive income	(10)	(1)	(11)
Net current period other comprehensive income (loss)	12	1	13
Balance as of June 30, 2015	(838)	2	(836)

Balance as of March 31, 2016	(831)	(2)	(833)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	19	—	19
Tax benefit (expense) for items of other comprehensive income	(7)	—	(7)
Net current period other comprehensive income (loss)	12	—	12
Balance as of June 30, 2016	$(819)	$(2)	$(821)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2014	$(864)	$2	$(862)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	44	—	44
Tax benefit (expense) for items of other comprehensive income	(18)	—	(18)
Net current period other comprehensive income (loss)	26	—	26
Balance as of June 30, 2015	(838)	2	(836)

Balance as of December 31, 2015	(843)	(2)	(845)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	39	—	39
Tax benefit (expense) for items of other comprehensive income	(15)	—	(15)
Net current period other comprehensive income (loss)	24	—	24
Balance as of June 30, 2016	$(819)	$(2)	$(821)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2016 and 2015, was $7 million and $10 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015, was $15 million and $18 million, respectively.

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2016	2015	2016	2015
Net earnings (loss)	$133	$156	$269	$243

Weighted-average common shares outstanding	47.0	48.5	47.0	48.4
Net dilutive effect of stock options and awards	0.5	0.3	0.4	0.3
Dilutive weighted-average common shares outstanding	47.5	48.8	47.4	48.7

Earnings (loss) per share - basic	$2.83	$3.22	$5.72	$5.02
Earnings (loss) per share - diluted	$2.80	$3.20	$5.68	$4.99

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. As a result of the adoption of ASU 2016-09, the Company excluded excess tax benefits from the assumed proceeds for share repurchases under the treasury stock method beginning in 2016. The effect of adopting ASU 2016-09 on diluted shares outstanding was not material for the three and six months ended June 30, 2016.

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.1 million stock options and 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three months ended June 30, 2016, and 0.1 million stock options and 0.4 million RPSRs for the six months ended June 30, 2016. The amounts presented above for each of the three and six months ended June 30, 2015, exclude the impact of 0.3 million stock options and 0.8 million RPSRs under the treasury stock method.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Other, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2016	2015	2016	2015
Sales and Service Revenues
Ingalls	$585	$546	$1,171	$1,015
Newport News	1,090	1,166	2,243	2,227
Other	27	35	51	75
Intersegment eliminations	(2)	(2)	(2)	(2)
Sales and service revenues	$1,700	$1,745	$3,463	$3,315
Operating Income (Loss)
Ingalls	$88	$198	$170	$243
Newport News	102	109	191	202
Other	(6)	(64)	(11)	(74)
Segment operating income (loss)	184	243	350	371
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	35	28	70	55
Deferred state income taxes	(2)	(2)	(5)	(1)
Operating income (loss)	$217	$269	$415	$425

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment.

($ in millions)	June 30 2016	December 31 2015
Assets
Ingalls	$1,289	$1,324
Newport News	3,235	3,286
Other	84	78
Corporate	1,251	1,336
Total assets	$5,859	$6,024

9. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

($ in millions)	June 30 2016	December 31 2015
Production costs of contracts in process	$184	$193
Raw material inventory	96	92
Total inventoried costs, net	$280	$285

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying value.

During the second quarter of 2015, in consideration of the Oil and Gas reporting unit’s sensitivity to developments within its industry, including the continued decline in crude oil prices, significant reductions in its customer capital spending plans, and project delays, management concluded that an interim goodwill impairment test was necessary to determine whether it was more likely than not that the fair value of its Oil and Gas reporting unit was higher than its carrying value as of May 31, 2015. As a result of its analysis, the Company recorded a $59 million goodwill impairment charge at the Other segment in the second quarter of 2015.

Accumulated goodwill impairment losses as of each of June 30, 2016, and December 31, 2015, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of June 30, 2016, and December 31, 2015, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of June 30, 2016, and December 31, 2015, were $1,187 million. The accumulated goodwill impairment losses for the Other segment as of each of June 30, 2016, and December 31, 2015, were $122 million.

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $6 million for each of the three months ended June 30, 2016 and 2015. Aggregate amortization expense was $11 million and $13 million for the six months ended June 30, 2016 and 2015, respectively.

The Company expects amortization expense for purchased intangible assets of approximately $21 million in each of 2016, 2017, and 2018, and $20 million in each of 2019 and 2020.

11. INCOME TAXES

The Company's earnings are principally domestic and its effective tax rates on earnings from operations for the three months ended June 30, 2016 and 2015, were 33.2% and 36.1%, respectively. For the six months ended June 30, 2016 and 2015, the Company's effective tax rates were 28.5% and 35.5%, respectively. The lower effective tax rate for the three months ended June 30, 2016, was primarily attributable to the amount of the goodwill impairment in the three months ended June 30, 2015, that was not amortizable for income tax purposes, as well as the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity for the three months ended June 30, 2016. The lower effective tax rate for the six months ended June 30, 2016, was primarily attributable to the adoption of ASU 2016-09, which reduced income tax expense for the six months ended June 30, 2016, by the income tax benefits resulting from stock award settlement activity, as well as the amount of the goodwill impairment in the six months ended June 30, 2015, that was not amortizable for income tax purposes.

For the three and six months ended June 30, 2016, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, and the domestic manufacturing deduction. For the three and six months ended June 30, 2015, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the amount of the goodwill impairment that was not amortizable for tax purposes, partially offset by the domestic manufacturing deduction.

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

12. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30 2016	December 31 2015
Senior notes due December 15, 2021, 5.000%	$600	$600
Senior notes due November 15, 2025, 5.000%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(29)	(32)
Total long-term debt	$1,276	$1,273

Credit Facility - On July 13, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 13, 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio, which may vary between 1.25% and 2.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The commitment fee rate as of June 30, 2016, was 0.25% and may vary between 0.25% and 0.35%.

The Amended Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum leverage ratio, which could limit the amount of dividends the Company may pay and shares the Company may repurchase. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Amended Credit Facility. Substantially all tangible and intangible material assets of the Company and domestic subsidiaries are pledged as collateral under the Amended Credit Facility.

In July 2015, the Company used cash on hand to repay all amounts outstanding under the prior credit facility, including $345 million in principal amount of outstanding term loans.

As of June 30, 2016, approximately $25 million in letters of credit were issued but undrawn, and the remaining $1,225 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with the Amended Credit Facility of $9 million and $10 million as of June 30, 2016 and December 31, 2015, respectively.

Senior Notes - In December 2014, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due December 15, 2021. In November 2015, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 15, 2025, the net proceeds of which were used to repurchase the Company's 7.125% senior notes that were due March 15, 2021. Interest on the Company's senior notes is payable semi-annually.

The terms of all of the 5.000% senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $20 million and $22 million as of June 30, 2016 and December 31, 2015, respectively.

Mississippi Economic Development Revenue Bonds - As of each of June 30, 2016, and December 31, 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of June 30, 2016, and December 31, 2015, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the six months ended June 30, 2016.

The estimated fair values of the Company's total long-term debt as of June 30, 2016, and December 31, 2015, were $1,389 million and $1,343 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the six months ended June 30, 2016 and 2015, was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

14. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. In June 2016, the Company submitted to the Ingalls Contracting Officer a request for a final decision regarding the Avondale restructuring costs the Company has incurred. See Note 4: Avondale. As of June 30, 2016, the recognized amounts related to other claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of June 30, 2016, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2016, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2016, the Company had $25 million in standby letters of credit issued but undrawn, as indicated in Note 12: Debt, and $356 million of surety bonds outstanding.

U.S. Government Claims - From time to time, the U.S. Government communicates to the Company potential claims, disallowed costs, and penalties concerning prior costs incurred by the Company with which the U.S. Government disagrees. When such preliminary findings are presented, the Company and U.S. Government representatives engage in discussions, from which HII evaluates the merits of the claims and assesses the amounts being questioned. Although the Company believes that the resolution of any of these matters will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict the ultimate outcome of these matters.

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

The costs of the Company's defined benefit pension plans and other postretirement plans for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$33	$37	$2	$4	$66	$74	$5	$7
Interest cost	66	60	7	6	131	121	13	13
Expected return on plan assets	(86)	(87)	—	—	(173)	(175)	—	—
Amortization of prior service cost (credit)	4	5	(4)	(5)	9	10	(9)	(10)
Amortization of net actuarial loss (gain)	21	22	(2)	—	42	43	(3)	1
Net periodic benefit cost	$38	$37	$3	$5	$75	$73	$6	$11

The Company made the following contributions to its pension and other postretirement plans for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30
($ in millions)	2016	2015
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	167	99
Non-qualified	3	2
Other benefit plans	17	16
Total contributions	$187	$117

As of June 30, 2016, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2016.

17. STOCK COMPENSATION PLANS

The Company elected to early adopt ASU 2016-09, as of January 1, 2016. Accordingly, income tax benefits of $4 million and $22 million, respectively, resulting from stock award settlement activity during the three and six months ended June 30, 2016, were recognized as income tax benefits in the unaudited condensed consolidated statements of operations and comprehensive income. These tax benefits were reported as operating activities in the unaudited condensed consolidated statements of cash flows. Prior year tax benefits for the six months ended June 30, 2015, of $13 million were retrospectively adjusted in the unaudited condensed consolidated statements of cash flows to conform to the current year presentation. In accordance with the new standard, the Company will continue to present all cash payments made to taxing authorities on behalf of the employees for withheld shares as financing activities in the unaudited condensed consolidated statements of cash flows. The Company has maintained its standing forfeiture accounting policy and continues to estimate the number of awards expected to vest in the future.

During the six months ended June 30, 2016 and 2015, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2016, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $131.77. These rights are subject to cliff vesting on December 31, 2018. For the six months ended June 30, 2015, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $142.34. These rights are subject to cliff vesting on December

31, 2017. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

For the six months ended June 30, 2016 and 2015, 0.8 million stock awards vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2016:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	581	$113.06	1.2

Stock Options - The following table summarizes the status of the Company's stock option awards as of June 30, 2016:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at 6/30/2016	262	$37.73	0.6	$32

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended June 30, 2016 and 2015, of $6 million and $17 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the six months ended June 30, 2016 and 2015, of $11 million and $21 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income for each of the three months ended June 30, 2016 and 2015, of $7 million. The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2016 and 2015, of $27 million and $8 million, respectively.

Unrecognized Compensation Expense

As of June 30, 2016, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2014, which will be recognized over a weighted average period of 1.0 year, and $34 million of unrecognized expense associated with RPSRs granted in 2016, 2015, and 2014, which will be recognized over a weighted average period of 1.4 years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

For more than a century, we have designed, built, overhauled, and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. We conduct business primarily with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. HII is organized into three reportable segments: Ingalls, Newport News, and Other. Through our Ingalls segment, we are a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters ("NSC") for the U.S. Coast Guard, and one of

only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. Our Other segment was established to account for certain of our non-shipbuilding commercial activities.

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

The Consolidated Appropriations Act of 2016 provided funding for construction of CVN-79 John F. Kennedy, advance procurement funding for CVN-80 Enterprise, construction of two SSN-774 Virginia-class submarines, procurement for the CVN-73 USS George Washington Refueling and Complex Overhaul ("RCOH"), advance procurement for the CVN-74 USS John C. Stennis RCOH, continuation of DDG-51 Arleigh Burke-class destroyer production, advance procurement for LHA 8 (unnamed), procurement of an additional LPD-17 San Antonio-class warship, advance procurement to accelerate the LXR program, research, development, test, and evaluation funding for the Ohio replacement program, procurement of a T-AO(X) fleet oiler, and procurement of an additional NSC for the U.S. Coast Guard.

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

As of June 30, 2016, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2015.

Contracts

We generate most of our revenues from long-term U.S. Government contracts for design, production, and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are treated as allowable and allocable costs under the FAR and the U.S. Cost Accounting Standards ("CAS") regulations. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense, and advertising costs.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 97% and 95% of our revenues for the three months ended June 30, 2016 and 2015, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit. Approximately 98% and 95% of our revenues for the six months ended June 30, 2016 and 2015, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and is not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 3% and 5% of our revenues for the three months ended June 30, 2016 and 2015, respectively, were generated from firm fixed-price arrangements. Approximately 2% and 5% of our revenues for the six months ended June 30, 2016 and 2015, respectively, were generated from firm fixed-price arrangements.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2016 over 2015		June 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and service revenues	$1,700	$1,745	$(45)	(3)%	$3,463	$3,315	$148	4%
Cost of product sales and service revenues	1,333	1,246	87	7%	2,761	2,511	250	10%
Income (loss) from operating investments, net	1	2	(1)	(50)%	1	3	(2)	(67)%
General and administrative expenses	151	173	(22)	(13)%	288	323	(35)	(11)%
Goodwill impairment	—	59	(59)	(100)%	—	59	(59)	(100)%
Operating income (loss)	217	269	(52)	(19)%	415	425	(10)	(2)%
Interest expense	18	25	(7)	(28)%	37	48	(11)	(23)%
Other income (expense)	—	—	—	—%	(2)	—	(2)	—%
Federal income taxes	66	88	(22)	(25)%	107	134	(27)	(20)%
Net earnings (loss)	$133	$156	$(23)	(15)%	$269	$243	$26	11%

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

Sales and Service Revenues

Sales and service revenues consisted of the following:

	Three Months Ended				Six Months Ended
	June 30		2016 over 2015		June 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Product sales	$1,364	$1,426	$(62)	(4)%	$2,793	$2,676	$117	4%
Service revenues	336	319	17	5%	670	639	31	5%
Sales and service revenues	$1,700	$1,745	$(45)	(3)%	$3,463	$3,315	$148	4%

Product sales for the three months ended June 30, 2016, decreased $62 million, or 4%, compared with the same period in 2015. Product sales for the six months ended June 30, 2016, increased $117 million, or 4%, compared with the same period in 2015. Product sales at our Ingalls segment increased $13 million and $112 million for the three and six months ended June 30, 2016, respectively, primarily as a result of higher volumes in Surface Combatants and Amphibious Assault Ships, partially offset by lower volumes in the Legend-class NSC program. Newport News product sales decreased $75 million for the three months ended June 30, 2016, primarily as a result of lower volumes in Aircraft Carriers and Submarines. Newport News product sales increased $5 million for the six months ended June 30, 2016, primarily as a result of higher volumes in Energy and Submarines, partially offset by lower volumes in Aircraft Carriers.

Service revenues for the three months ended June 30, 2016, increased $17 million, or 5%, compared with the same period in 2015. Service revenues for the six months ended June 30, 2016, increased $31 million, or 5%, compared with the same period in 2015. Service revenues at our Ingalls segment increased $26 million for the three months ended June 30, 2016, as a result of higher volumes in Surface Combatants services. Service revenues at our Ingalls segment increased $44 million for the six months ended June 30, 2016, as a result of higher volumes in Surface Combatants and Amphibious Assault Ships services. Service revenues at our Newport News segment decreased $1 million for the three months ended June 30, 2016, primarily as a result of lower volumes in Energy services, partially offset by higher volumes in Fleet Support and Submarines services. Service revenues at our Newport News segment increased $11 million for the six months ended June 30, 2016, primarily as a result of higher volumes in Submarines and Fleet Support services, partially offset by lower volumes in Energy services. Service revenues at our Other segment decreased $8 million and $24 million for the three and six months ended June 30, 2016, respectively, primarily as a result of lower volumes in oil and gas services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30		2016 over 2015		June 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Cost of product sales	$1,043	$972	$71	7%	$2,182	$1,957	$225	11%
% of product sales	76.5%	68.2%			78.1%	73.1%
Cost of service revenues	290	274	16	6%	579	554	25	5%
% of service revenues	86.3%	85.9%			86.4%	86.7%
Income (loss) from operating investments, net	1	2	(1)	(50)%	1	3	(2)	(67)%
General and administrative expenses	151	173	(22)	(13)%	288	323	(35)	(11)%
% of sales and service revenues	8.9%	9.9%			8.3%	9.7%
Goodwill impairment	—	59	(59)	(100)%	—	59	(59)	(100)%
Cost of sales and service revenues	$1,483	$1,476	$7	—%	$3,048	$2,890	$158	5%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2016, increased $71 million, or 7%, compared with the same period in 2015. Cost of product sales for the six months ended June 30, 2016, increased $225 million, or 11%, compared with the same period in 2015. Cost of product sales at our Ingalls segment increased $122 million and $190 million for the three and six months ended June 30, 2016, respectively, primarily as a result of the settlement of the Aon litigation in 2015 and the volume changes described above, partially offset by higher risk retirement in the LPD-17 San Antonio-class program. Cost of product sales at our Newport News segment decreased $51 million for the three months ended June 30, 2016, primarily as a result of the volume changes described above. Cost of product sales at our Newport News segment increased $35 million for the six months ended June 30, 2016, primarily as a result of the volume changes described above and lower risk retirement in Submarines.

Cost of product sales as a percentage of product sales increased from 68.2% for the three months ended June 30, 2015, to 76.5% for the three months ended June 30, 2016. Cost of product sales as a percentage of product sales increased from 73.1% for the six months ended June 30, 2015, to 78.1% for the six months ended June 30, 2016. These increases were primarily due to the settlement of the Aon litigation in 2015 and year-to-year variances in contract mix, partially offset by higher risk retirement in the LPD-17 San Antonio-class program.

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2016, increased $16 million, or 6%, compared with the same period in 2015. Cost of service revenues for the six months ended June 30, 2016, increased $25 million, or 5%, compared with the same period in 2015. Cost of service revenues at our Ingalls segment increased $24 million and $41 million for the three and six months ended June 30, 2016, respectively, primarily as a result of the higher volumes described above. Cost of service revenues at our Newport News segment remained constant for the three months ended June 30, 2016, consistent with the volume changes described above. Cost of service revenues at our Newport News segment increased $8 million for the six months ended June 30, 2016, primarily as a result of the volume changes described above. Cost of service revenues at our Other segment decreased $8 million and $24 million for the three and six months ended June 30, 2016, respectively, primarily due to the lower volumes described above.

Cost of service revenues as a percentage of service revenues increased from 85.9% for the three months ended June 30, 2015, to 86.3% for the three months ended June 30, 2016, primarily driven by year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues decreased from 86.7% for the six months ended June 30, 2015, to 86.4% for the six months ended June 30, 2016, primarily driven by year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three and six months ended June 30, 2016, decreased $1 million and $2 million, respectively, compared with the same periods in 2015, as a result of lower equity income from our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three and six months ended June 30, 2016, decreased $22 million and $35 million, respectively, compared with the same period in 2015. General and administrative costs for the three and six months ended June 30, 2016, were impacted by favorable changes in the FAS/CAS Adjustment, lower overhead costs, and lower state tax expense.

Goodwill Impairment

We recorded a goodwill impairment charge of $59 million at our Other segment for the three and six months ended June 30, 2015. See Note 10: Goodwill and Other Intangible Assets.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income," which is defined as operating income before the FAS/CAS Adjustment and deferred state income taxes, neither of which affects segment performance because neither is an allowable cost under our contracts with the U.S. Government. Segment operating income is not a recognized measure under GAAP.  When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, operating income or any other performance measure presented in accordance with GAAP. It is a measure we use to evaluate our core operating performance.  We believe segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies.

The following table reconciles segment operating income to operating income:

	Three Months Ended				Six Months Ended
	June 30		2016 over 2015		June 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Segment operating income (loss)	$184	$243	$(59)	(24)%	$350	$371	$(21)	(6)%
FAS/CAS Adjustment	35	28	7	25%	70	55	15	27%
Deferred state income taxes	(2)	(2)	—	—%	(5)	(1)	(4)	(400)%
Operating income (loss)	$217	$269	$(52)	(19)%	$415	$425	$(10)	(2)%

Segment Operating Income

Segment operating income for the three months ended June 30, 2016, was $184 million, a decrease of $59 million from the same period in 2015. Segment operating income for the six months ended June 30, 2016, was $350 million, a decrease of $21 million from the same period in 2015. The decreases were primarily due to the settlement of the Aon litigation in 2015, partially offset by the goodwill impairment charge at the Other segment in 2015 and higher risk retirement on the LPD-17 San Antonio-class program.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended				Six Months Ended
	June 30		2016 over 2015		June 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
FAS expense	$(41)	$(42)	$1	2%	$(81)	$(84)	$3	4%
CAS cost	76	70	6	9%	151	139	12	9%
FAS/CAS Adjustment	$35	$28	$7	25%	$70	$55	$15	27%

The FAS/CAS Adjustment was a net benefit of $35 million and $28 million for the three months ended June 30, 2016 and 2015, respectively. The FAS/CAS Adjustment was a net benefit of $70 million and $55 million for the six months ended June 30, 2016 and 2015, respectively. The favorable changes in the FAS/CAS Adjustment of $7 million and $15 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, were driven by the continued phase-in of Harmonization.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense remained constant at $2 million for the three months ended June 30, 2016, compared with the same period in 2015. Deferred state income tax expense for the six months ended June 30, 2016, was $5 million, compared to a deferred state income tax expense of $1 million for the same period in 2015. This increase in deferred tax expense was primarily attributable to changes in pension related adjustments.

Interest Expense

Interest expense for the three and six months ended June 30, 2016, decreased $7 million and $11 million, respectively, compared with the same periods in 2015, primarily as a result of refinancing 7.125% senior notes with 5.000% senior notes and repayment in 2015 of the term loans. See Note 12: Debt.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended June 30, 2016, was 33.2%, compared with 36.1% for the same period in 2015. Our effective tax rate on earnings from operations for the six months ended June 30, 2016, was 28.5%, compared with 35.5% for the same period in 2015. The lower effective tax rate for the three months ended June 30, 2016, was primarily attributable to the amount of the goodwill impairment in the three months ended June 30, 2015, that was not amortizable for income tax purposes, as well as the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity for the three months ended June 30, 2016. For the three and six months ended June 30, 2016, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, and the domestic manufacturing deduction. See Note 7: Earnings Per Share, Note 11: Income Taxes, and Note 17: Stock Compensation Plans. For the three and six months ended June 30, 2015, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the amount of the goodwill impairment that was not amortizable for tax purposes, partially offset by the domestic manufacturing deduction.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Other.

Segment operating results are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2016 over 2015		June 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and Service Revenues
Ingalls	$585	$546	$39	7%	$1,171	$1,015	$156	15%
Newport News	1,090	1,166	(76)	(7)%	2,243	2,227	16	1%
Other	27	35	(8)	(23)%	51	75	(24)	(32)%
Intersegment eliminations	(2)	(2)	—	—%	(2)	(2)	—	—%
Sales and service revenues	$1,700	$1,745	$(45)	(3)%	$3,463	$3,315	$148	4%
Operating Income (Loss)
Ingalls	$88	$198	$(110)	(56)%	$170	$243	$(73)	(30)%
Newport News	102	109	(7)	(6)%	191	202	(11)	(5)%
Other	(6)	(64)	58	91%	(11)	(74)	63	85%
Segment operating income (loss)	184	243	(59)	(24)%	350	371	(21)	(6)%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	35	28	7	25%	70	55	15	27%
Deferred state income taxes	(2)	(2)	—	—%	(5)	(1)	(4)	(400)%
Operating income (loss)	$217	$269	$(52)	(19)%	$415	$425	$(10)	(2)%

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

Cumulative Adjustments

For the three and six months ended June 30, 2016 and 2015, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2016	2015	2016	2015
Gross favorable adjustments	$91	$92	$167	$151
Gross unfavorable adjustments	(17)	(21)	(24)	(25)
Net adjustments	$74	$71	$143	$126

For the three months ended June 30, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on LPD-26 John P. Murtha and the SSN-774 Virginia-class submarine program. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the six months ended June 30, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on LPD-26 John P. Murtha, the SSN-774 Virginia-class submarine program, and LPD-27 Portland. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

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

Ingalls

	Three Months Ended				Six Months Ended
	June 30		2016 over 2015		June 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and service revenues	$585	$546	$39	7%	$1,171	$1,015	$156	15%
Segment operating income (loss)	88	198	(110)	(56)%	170	243	(73)	(30)%
As a percentage of segment sales	15.0%	36.3%			14.5%	23.9%

Sales and Service Revenues

Ingalls revenues for the three and six months ended June 30, 2016, increased $39 million and $156 million, respectively, or 7% and 15%, respectively, from the same periods in 2015, primarily driven by higher revenues in Surface Combatants and Amphibious Assault Ships, partially offset by lower revenues in the Legend-class NSC program. Surface Combatants revenues increased due to higher volumes on DDG-121 Frank E. Petersen, Jr., DDG-123 Lenah H. Sutcliffe Higbee, and planning yard services, partially offset by lower volume on DDG-113 John Finn. The increase in Amphibious Assault Ships revenues was due to higher volumes on LPD-28 Ft. Lauderdale and LHA-7 Tripoli, partially offset by lower volume on LPD-27 Portland. Revenues on the Legend-class NSC program decreased due to delivery of NSC-5 USCGC James in 2015 and lower volume on NSC-6 Munro, partially offset by higher volume on NSC-8 Midgett.

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2016, was $88 million, compared with $198 million for the same period in 2015. The decrease was primarily due to the settlement of the Aon litigation in 2015 and lower volume and risk retirement on the Legend-class NSC program, partially offset by higher risk retirement on LPD-26 John P. Murtha.

Ingalls segment operating income for the six months ended June 30, 2016, was $170 million, compared with $243 million for the same period in 2015. The decrease was primarily due to the settlement of the Aon litigation in 2015 and lower volume and risk retirement on the Legend-class NSC program, partially offset by higher risk retirement on LPD-26 John P. Murtha and LPD-27 Portland.

Newport News

	Three Months Ended				Six Months Ended
	June 30		2016 over 2015		June 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and service revenues	$1,090	$1,166	$(76)	(7)%	$2,243	$2,227	$16	1%
Segment operating income (loss)	102	109	(7)	(6)%	191	202	(11)	(5)%
As a percentage of segment sales	9.4%	9.3%			8.5%	9.1%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2016, decreased $76 million, or 7%, from the same period in 2015, primarily driven by lower revenues in Aircraft Carriers, Submarines, and Energy. Aircraft Carriers revenues decreased primarily due to lower volumes on CVN-78 Gerald R. Ford and the execution contract for the CVN-72 USS Abraham Lincoln RCOH, partially offset by higher volumes on CVN-79 John F. Kennedy and the advance planning contract for the CVN-73 USS George Washington RCOH. Submarines revenues related to the SSN-774 Virginia-class submarine program were lower due to lower volumes on Block III boats, partially offset by higher volumes on Block IV boats. Lower Energy revenues were primarily due to lower volumes associated with environmental remediation programs.

Newport News revenues for the six months ended June 30, 2016, increased $16 million, or 1%, from the same period in 2015, primarily driven by higher revenues in Energy and Submarines, offset by lower revenues in Aircraft Carriers. Higher Energy revenues were primarily due to higher volumes and the resolution of outstanding contract changes on a commercial contract, partially offset by lower volumes associated with environmental remediation programs. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block IV boats, partially offset by lower volumes on Block III boats. Aircraft Carriers revenues decreased primarily due to lower volumes on CVN-78 Gerald R. Ford and the execution contract for the CVN-72 USS Abraham Lincoln RCOH, partially offset by higher volumes on CVN-79 John F. Kennedy and the advance planning contract for the CVN-73 USS George Washington RCOH.

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2016, was $102 million, compared with $109 million for the same period in 2015. The decrease was primarily due to lower risk retirement in the SSN-774 Virginia-class submarine program and lower volumes on the execution contract for the CVN-72 USS Abraham Lincoln RCOH and CVN-78 Gerald R. Ford, partially offset by higher volume on CVN-79 John F. Kennedy.

Newport News segment operating income for the six months ended June 30, 2016, was $191 million, compared with $202 million for the same period in 2015. The decrease was primarily due to lower volume and lower risk retirement on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, lower risk retirement in the SSN-774 Virginia-class submarine program, and lower volume on CVN-78 Gerald R. Ford, partially offset by higher volume on CVN-79 John F. Kennedy.

Other

	Three Months Ended				Six Months Ended
	June 30		2016 over 2015		June 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and service revenues	$27	$35	$(8)	(23)%	$51	$75	$(24)	(32)%
Segment operating income (loss)	(6)	(64)	58	91%	(11)	(74)	63	85%
As a percentage of segment sales	(22.2)%	(182.9)%			(21.6)%	(98.7)%

Sales and Service Revenues

Revenues in the Other segment for the three and six months ended June 30, 2016, decreased $8 million and $24 million, respectively, or 23% and 32%, respectively, primarily due to lower volumes in oil and gas services and year to year variance in contract mix.

Segment Operating Income

Other segment operating losses for the three and six months ended June 30, 2016, was $6 million and $11 million, respectively, compared with a $64 million loss and a $74 million loss, respectively, for the same periods in 2015, primarily due to the goodwill impairment charge in 2015, partially offset by lower volumes in oil and gas services and year to year variance in contract mix.

BACKLOG

Total backlog as of June 30, 2016, and December 31, 2015, was approximately $21 billion and $22 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2016, and December 31, 2015:

	June 30, 2016			December 31, 2015
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$5,088	$695	$5,783	$5,153	$1,290	$6,443
Newport News	7,447	7,183	14,630	6,026	9,513	15,539
Other	108	—	108	80	—	80
Total backlog	$12,643	$7,878	$20,521	$11,259	$10,803	$22,062

Approximately 28% of the $22 billion total backlog as of December 31, 2015, is expected to be converted into sales in 2016. U.S. Government orders comprised substantially all of the total backlog as of June 30, 2016, and December 31, 2015.

Awards

The value of new contract awards during the six months ended June 30, 2016, was approximately $1.9 billion. Significant new awards during this period included contracts for the planning, advanced engineering, and procurement of long-lead material for LHA-8 (unnamed) and continued advance planning for the CVN-73 USS George Washington RCOH.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended		2016 over
	June 30		2015
($ in millions)	2016	2015	Dollars
Net earnings (loss)	$269	$243	$26
Depreciation and amortization	97	95	2
Stock-based compensation	11	21	(10)
Deferred income taxes	39	(12)	51
Goodwill impairment	—	59	(59)
Retiree benefit funding less than (in excess of) expense	(106)	(33)	(73)
Proceeds from insurance settlement related to investing activities	—	(21)	21
Trade working capital decrease (increase)	(87)	(176)	89
Net cash provided by (used in) operating activities	$223	$176	$47

Cash Flows

We discuss below our major operating, investing, and financing activities for the six months ended June 30, 2016 and 2015, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2016, was $223 million, compared with $176 million provided by operating activities for the same period in 2015. The favorable change in operating cash flow was primarily due to a change in trade working capital and higher funding of retiree benefit plans. The change in trade working capital was primarily driven by accounts receivable and accounts payable due to timing of receipts and payments, respectively.

For the six months ended June 30, 2016, we made discretionary contributions to our qualified defined benefit pension plans totaling $167 million, compared with $99 million of discretionary contributions for the same period in 2015. As of June 30, 2016, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2016.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2016, was $81 million, compared with $2 million used in investing activities for the same period in 2015. The change in investing cash flow was driven by the sale of the Gulfport Composite Center of Excellence in 2015, proceeds from the Aon litigation settlement in 2015, and higher capital expenditures in 2016. For 2016, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 1.5% to 2% of annual revenues.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2016, was $184 million, compared with $204 million used in the same period in 2015. The favorable change was primarily due to decreases of $21 million in long term debt repayment, $4 million of common stock repurchases, and $4 million in employee taxes on certain share-based payment arrangements, partially offset by an additional $9 million of cash dividend payments.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended		2016 over
	June 30		2015
($ in millions)	2016	2015	Dollars
Net cash provided by (used in) operating activities	$223	$176	$47
Less:
Capital expenditures	(85)	(49)	(36)
Free cash flow provided by (used in) operations	$138	$127	$11

Free cash flow for the six months ended June 30, 2016, increased $11 million compared with the same period in 2015, primarily due to a change in trade working capital, partially offset by higher funding of retiree benefit plans and capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June 30, 2016 and 2015, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2016, we had $25 million in standby letters of credit issued but undrawn and $356 million of surety bonds outstanding.

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

LHA-6 America-class amphibious assault ships
Design and build amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The LHA-6 America-class ships, together with the LHD-1 Wasp-class ships, are the successors to the decommissioned LHA-1 Tarawa-class ships. The LHA-6 America-class ships optimize aviation operations and support capabilities. LHA-7 Tripoli is currently under construction. In 2016, we were awarded the contract to build LHA-8 (unnamed).

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

Savannah River Nuclear Solutions, LLC
Participate, as a minority member in a joint venture, in the management and operation of the Savannah River Site near Aiken, South Carolina. Our joint venture partners at the Savannah River Site include Fluor Federal Services, Inc. and Honeywell International Inc.

SSBN(X) Ohio-class Submarine Replacement Program
Perform, through an agreement with Electric Boat, as design subcontractor for the SSBN(X) Ohio-class replacement boats. The U.S. Navy has committed to designing a replacement class for the SSBN Ohio-class ballistic missile submarines, which were first introduced into service in 1981. The SSBN Ohio-class includes 14 ballistic missile submarines and four nuclear cruise missile submarines. The Ohio Replacement Program currently anticipates 12 new ballistic missile submarines over a 15-year period at a cost of approximately $5 billion to $7 billion each. The U.S. Navy has initiated the design process for the new class of submarine, and we have begun design work as a subcontractor to Electric Boat. Congress has delayed the start of the first Ohio replacement submarine by two years and construction is now expected to begin in 2021, with procurement of long-lead-time materials in 2017 and delivery in 2030. The first Ohio-class ballistic missile submarine is expected to be retired in 2027 with an additional submarine being retired each year thereafter. By 2030 the Ohio-class ballistic missile submarine fleet is expected to be ten. The current fiscal environment and uncertainty in defense budgets may cause additional delay to the start of construction or result in a reduction in the number of ships being procured, but we believe the Ohio Replacement Program represents a design and construction opportunity for us in the future.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Amended Credit Facility. Our $1,250 million revolving credit facility remained undrawn as of June 30, 2016.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of June 30, 2016, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2016. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2015, our board of directors authorized an increase in our stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
April 1, 2016 to April 30, 2016	43,394	$138.28	43,394	$654.5
May 1, 2016 to May 31, 2016	114,556	153.26	114,556	636.9
June 1, 2016 to June 30, 2016	81,351	158.19	81,351	624.1
Total	239,301	$152.22	239,301	$624.1
1 As of June 30, 2016, we had purchased 5,755,305 shares at an average price of $100.07 per share for a total of $575.9 million since the program's inception.

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

Date:	August 4, 2016	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer