Form 10-Q
period 2016-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2016-11-03
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 28, 2016, 46,366,081 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2016	2015	2016	2015
Sales and service revenues
Product sales	$1,327	$1,461	$4,120	$4,137
Service revenues	356	339	1,026	978
Sales and service revenues	1,683	1,800	5,146	5,115
Cost of sales and service revenues
Cost of product sales	1,059	1,164	3,241	3,121
Cost of service revenues	308	292	887	846
Income (loss) from operating investments, net	6	6	7	9
General and administrative expenses	147	150	435	473
Goodwill impairment	—	—	—	59
Operating income (loss)	175	200	590	625
Other income (expense)
Interest expense	(19)	(25)	(56)	(73)
Other, net	1	—	(1)	—
Earnings (loss) before income taxes	157	175	533	552
Federal income taxes	50	64	157	198
Net earnings (loss)	$107	$111	$376	$354

Basic earnings (loss) per share	$2.28	$2.31	$8.00	$7.33
Weighted-average common shares outstanding	46.9	48.0	47.0	48.3

Diluted earnings (loss) per share	$2.27	$2.29	$7.93	$7.28
Weighted-average diluted shares outstanding	47.2	48.4	47.4	48.6

Dividends declared per share	$0.50	$0.40	$1.50	$1.20

Net earnings (loss) from above	$107	$111	$376	$354
Other comprehensive income (loss)
Change in unamortized benefit plan costs	20	21	59	65
Other	1	(7)	1	(7)
Tax benefit (expense) for items of other comprehensive income	(8)	(4)	(23)	(22)
Other comprehensive income (loss), net of tax	13	10	37	36
Comprehensive income (loss)	$120	$121	$413	$390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30 2016	December 31 2015
Assets
Current Assets
Cash and cash equivalents	$957	$894
Accounts receivable, net	1,046	1,074
Inventoried costs, net	268	285
Prepaid expenses and other current assets	73	31
Total current assets	2,344	2,284
Property, plant, and equipment, net of accumulated depreciation of $1,592 million as of 2016 and $1,489 million as of 2015	1,841	1,827
Goodwill	956	956
Other intangible assets, net of accumulated amortization of $481 million as of 2016 and $465 million as of 2015	479	495
Deferred tax assets	253	336
Miscellaneous other assets	135	126
Total assets	$6,008	$6,024
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$293	$317
Accrued employees’ compensation	211	215
Current portion of postretirement plan liabilities	143	143
Current portion of workers’ compensation liabilities	227	227
Advance payments and billings in excess of revenues	99	125
Other current liabilities	255	247
Total current liabilities	1,228	1,274
Long-term debt	1,277	1,273
Pension plan liabilities	866	1,001
Other postretirement plan liabilities	424	423
Workers’ compensation liabilities	462	460
Other long-term liabilities	99	103
Total liabilities	4,356	4,534
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 52.6 million shares issued and 46.5 million shares outstanding as of September 30, 2016, and 52.0 million shares issued and 46.9 million shares outstanding as of December 31, 2015	1	1
Additional paid-in capital	1,949	1,978
Retained earnings (deficit)	1,154	848
Treasury stock	(644)	(492)
Accumulated other comprehensive income (loss)	(808)	(845)
Total stockholders’ equity	1,652	1,490
Total liabilities and stockholders’ equity	$6,008	$6,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2016	2015
Operating Activities
Net earnings (loss)	$376	$354
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	123	116
Amortization of purchased intangibles	16	19
Amortization of debt issuance costs	4	6
Stock-based compensation	22	29
Deferred income taxes	59	5
Proceeds from insurance settlement related to investing activities	—	(21)
Goodwill impairment	—	59
Loss on early extinguishment of debt	—	4
Change in
Accounts receivable	28	(245)
Inventoried costs	17	31
Prepaid expenses and other assets	(51)	(39)
Accounts payable and accruals	(42)	108
Retiree benefits	(75)	(1)
Other non-cash transactions, net	—	3
Net cash provided by (used in) operating activities	477	428
Investing Activities
Additions to property, plant, and equipment	(145)	(86)
Acquisitions of businesses, net of cash received	—	(6)
Proceeds from disposition of assets	4	32
Proceeds from insurance settlement related to investing activities	—	21
Net cash provided by (used in) investing activities	(141)	(39)
Financing Activities
Repayment of long-term debt	—	(395)
Debt issuance costs	—	(9)
Dividends paid	(70)	(58)
Repurchases of common stock	(152)	(192)
Employee taxes on certain share-based payment arrangements	(51)	(54)
Net cash provided by (used in) financing activities	(273)	(708)
Change in cash and cash equivalents	63	(319)
Cash and cash equivalents, beginning of period	894	990
Cash and cash equivalents, end of period	$957	$671
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$198	$210
Cash paid for interest	$36	$68
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$11	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30, 2016 and 2015 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2014	$1	$1,959	$525	$(258)	$(862)	$1,365
Net earnings (loss)	—	—	354	—	—	354
Dividends declared ($1.20 per share)	—	—	(58)	—	—	(58)
Additional paid-in capital	—	(11)	—	—	—	(11)
Other comprehensive income (loss), net of tax	—	—	—	—	36	36
Treasury stock activity	—	—	—	(196)	—	(196)
Balance as of September 30, 2015	$1	$1,948	$821	$(454)	$(826)	$1,490

Balance as of December 31, 2015	$1	$1,978	$848	$(492)	$(845)	$1,490
Net earnings (loss)	—	—	376	—	—	376
Dividends declared ($1.50 per share)	—	—	(70)	—	—	(70)
Additional paid-in capital	—	(29)	—	—	—	(29)
Other comprehensive income (loss), net of tax	—	—	—	—	37	37
Treasury stock activity	—	—	—	(152)	—	(152)
Balance as of September 30, 2016	$1	$1,949	$1,154	$(644)	$(808)	$1,652

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

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended September 30, 2016 and 2015, net cumulative catch-up adjustments increased operating income by $24 million and $62 million, respectively, and increased diluted earnings per share by $0.33 and $0.84, respectively. For the nine months ended September 30, 2016 and 2015, net cumulative catch-up adjustments increased operating income by $167 million and $188 million, respectively, and increased diluted earnings per share by $2.29 and $2.51, respectively. Cumulative catch-up adjustments for the nine months ended September 30, 2016, included favorable adjustments of $67 million on a contract at the Ingalls segment, which increased diluted earnings per share by $0.92. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015.

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

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts consist primarily of available-for-sale investments in marketable securities. The assets are held at fair value, a significant majority of investments held in the trusts are valued within Level 1 of the fair value hierarchy, and no material amounts are valued within Level 3 of the fair value hierarchy. These trusts were valued at $80 million and $74 million as of September 30, 2016, and December 31, 2015, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. The spin-off from Northrop Grumman was a transaction under common control. As a result, no change in the historical basis of HII's assets or liabilities was recorded as part of the spin-off. In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman related to taxes prior to the spin-off. As of each of September 30, 2016 and December 31, 2015, the Company was due $31 million from Northrop Grumman under the Tax Matters Agreement. In July 2016, Northrop Grumman reached a resolution with the IRS regarding its 2007 through 2011 tax returns. The Company cannot predict what effect this resolution may have on the amount due from Northrop Grumman under the Tax Matters Agreement. As of each of September 30, 2016 and December 31, 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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

In connection with and as a result of the decision to wind down shipbuilding at the Avondale facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. The Company’s current estimated net restructuring and shutdown costs are $276 million, comprised of $308 million of restructuring and shutdown costs, partially offset by $32 million from the anticipated disposition of assets. The Company believes such costs are recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with Federal Acquisition Regulation ("FAR") provisions for the treatment of restructuring and shutdown related costs.

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

As of September 30, 2016, and December 31, 2015, the Company had incurred restructuring and shutdown related costs of $285 million and $281 million, respectively. As of September 30, 2016, and December 31, 2015, $133 million and $169 million, respectively, of these restructuring and shutdown related costs were capitalized in inventoried costs, and the remaining $152 million and $112 million, respectively, of these costs were included under our contracts in accounts receivable and advance payments and billings in excess of revenues.

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

6. STOCKHOLDERS' EQUITY

Treasury Stock - In October 2015, the Company's board of directors authorized an increase in the Company's stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2016, the Company settled for cash $2 million of shares repurchased in the prior year. During the nine months ended September 30, 2016, the Company also repurchased 1,013,426 shares at a cost of $152 million, of which approximately $2 million was not yet settled for cash as of September 30, 2016. For the nine months ended September 30, 2015, the Company repurchased 1,654,854 shares at a cost of $196 million, of which approximately $4 million was not yet settled for cash as of September 30, 2015. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.50 and $0.40 for the three months ended September 30, 2016 and 2015, respectively. The Company declared cash dividends per share of $1.50 and $1.20 for the nine months ended September 30, 2016 and 2015, respectively. The Company paid cash dividends totaling $70 million and $58 million for the nine months ended September 30, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015, was comprised of unamortized benefit plan costs of $807 million and $843 million, respectively, and other comprehensive loss items of $1 million and $2 million, respectively.

The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2016 and 2015, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2015	$(838)	$2	$(836)
Other comprehensive income (loss) before reclassifications	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	22	—	22
Tax benefit (expense) for items of other comprehensive income	(7)	3	(4)
Net current period other comprehensive income (loss)	14	(4)	10
Balance as of September 30, 2015	(824)	(2)	(826)

Balance as of June 30, 2016	(819)	(2)	(821)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	20	—	20
Tax benefit (expense) for items of other comprehensive income	(8)	—	(8)
Net current period other comprehensive income (loss)	12	1	13
Balance as of September 30, 2016	$(807)	$(1)	$(808)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2014	$(864)	$2	$(862)
Other comprehensive income (loss) before reclassifications	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)1	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	66	—	66
Tax benefit (expense) for items of other comprehensive income	(25)	3	(22)
Net current period other comprehensive income (loss)	40	(4)	36
Balance as of September 30, 2015	(824)	(2)	(826)

Balance as of December 31, 2015	(843)	(2)	(845)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	59	—	59
Tax benefit (expense) for items of other comprehensive income	(23)	—	(23)
Net current period other comprehensive income (loss)	36	1	37
Balance as of September 30, 2016	$(807)	$(1)	$(808)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2016 and 2015, was $8 million and $7 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015, was $23 million and $25 million, respectively.

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2016	2015	2016	2015
Net earnings (loss)	$107	$111	$376	$354

Weighted-average common shares outstanding	46.9	48.0	47.0	48.3
Net dilutive effect of stock options and awards	0.3	0.4	0.4	0.3
Dilutive weighted-average common shares outstanding	47.2	48.4	47.4	48.6

Earnings (loss) per share - basic	$2.28	$2.31	$8.00	$7.33
Earnings (loss) per share - diluted	$2.27	$2.29	$7.93	$7.28

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. As a result of the adoption of ASU 2016-09, the Company excluded excess tax benefits from the assumed proceeds for share repurchases under the treasury stock method beginning in 2016. The effect of adopting ASU 2016-09 on diluted shares outstanding was not material for the three and nine months ended September 30, 2016.

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.1 million stock options and 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three months ended September 30, 2016, and 0.1 million stock options and 0.4 million RPSRs for the nine months ended September 30, 2016. The amounts presented above for the three months ended September 30, 2015, exclude the impact of 0.3 million stock options and 0.6 million RPSRs under the treasury stock method. The amounts presented above for the nine months ended September 30, 2015, exclude the impact of 0.3 million stock options and 0.7 million RPSRs under the treasury stock method.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Other, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2016	2015	2016	2015
Sales and Service Revenues
Ingalls	$577	$593	$1,748	$1,608
Newport News	1,072	1,177	3,315	3,404
Other	33	30	84	105
Intersegment eliminations	1	—	(1)	(2)
Sales and service revenues	$1,683	$1,800	$5,146	$5,115
Operating Income (Loss)
Ingalls	$66	$77	$236	$320
Newport News	79	100	270	302
Other	(5)	(5)	(16)	(79)
Segment operating income (loss)	140	172	490	543
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	37	27	107	82
Deferred state income taxes	(2)	1	(7)	—
Operating income (loss)	$175	$200	$590	$625

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment.

($ in millions)	September 30 2016	December 31 2015
Assets
Ingalls	$1,327	$1,324
Newport News	3,226	3,286
Other	91	78
Corporate	1,364	1,336
Total assets	$6,008	$6,024

9. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	September 30 2016	December 31 2015
Production costs of contracts in process	$170	$193
Raw material inventory	98	92
Total inventoried costs, net	$268	$285

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

Accumulated goodwill impairment losses as of each of September 30, 2016, and December 31, 2015, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of September 30, 2016, and December 31, 2015, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of September 30, 2016, and December 31, 2015, were $1,187 million. The accumulated goodwill impairment losses for the Other segment as of each of September 30, 2016, and December 31, 2015, were $122 million.

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $5 million and $6 million for the three months ended September 30, 2016 and 2015, respectively. Aggregate amortization expense was $16 million and $19 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company expects amortization expense for purchased intangible assets of approximately $21 million in each of 2016, 2017, and 2018, and $20 million in each of 2019 and 2020.

11. INCOME TAXES

The Company's earnings are principally domestic, and its effective tax rates on earnings from operations for the three months ended September 30, 2016 and 2015, were 31.8% and 36.6%, respectively. For the nine months ended September 30, 2016 and 2015, the Company's effective tax rates were 29.5% and 35.9%, respectively. The lower effective tax rate for the three months ended September 30, 2016, was primarily attributable to the non-recurring tax benefit resulting from the true-up of 2015 estimated taxes to actual filed returns and the amount of the goodwill impairment in 2015, that was not amortizable for income tax purposes. The lower effective tax rate for the nine months ended September 30, 2016, was primarily attributable to the adoption of ASU 2016-09, which reduced income tax expense for the nine months ended September 30, 2016, by the income tax benefits resulting from stock award settlement activity, as well as the amount of the goodwill impairment in the nine months ended September 30, 2015, that was not amortizable for income tax purposes.

For the three months ended September 30, 2016, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the non-recurring tax benefits resulting from the true-up of 2015 estimated taxes to actual filed returns and the domestic manufacturing deduction. For the nine months ended September 30, 2016, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, and the domestic manufacturing deduction. For the three and nine months ended September 30, 2015, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the amount of the goodwill impairment that was not amortizable for tax purposes, partially offset by the domestic manufacturing deduction.

It is reasonably possible that the Company's unrecognized tax benefits will decrease by $7 million in the next twelve months as a result of the expiration of applicable statutes of limitation.

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

12. DEBT

Long-term debt consisted of the following:

($ in millions)	September 30 2016	December 31 2015
Senior notes due December 15, 2021, 5.000%	$600	$600
Senior notes due November 15, 2025, 5.000%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(28)	(32)
Total long-term debt	$1,277	$1,273

Credit Facility - On July 13, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 13, 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio, which may vary between 1.25% and 2.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The commitment fee rate as of September 30, 2016, was 0.25% and may vary between 0.25% and 0.35%.

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

As of September 30, 2016, approximately $25 million in letters of credit were issued but undrawn, and the remaining $1,225 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with the Amended Credit Facility of $8 million and $10 million as of September 30, 2016 and December 31, 2015, respectively.

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

The terms of all of the 5.000% senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $20 million and $22 million as of September 30, 2016 and December 31, 2015, respectively.

Mississippi Economic Development Revenue Bonds - As of each of September 30, 2016, and December 31, 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business

Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of September 30, 2016, and December 31, 2015, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the nine months ended September 30, 2016.

The estimated fair values of the Company's total long-term debt as of September 30, 2016, and December 31, 2015, were $1,387 million and $1,343 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

False Claims Act Complaint - In January 2011, the U.S. Department of Justice ("DoJ") first informed the Company through Northrop Grumman of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint the Company received alleged that, through largely unspecified fraudulent means, the Company and Northrop Grumman obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the Company were not entitled to recovery under the contracts. The Complaint sought monetary damages of at least $835 million, plus penalties, attorneys' fees, and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. In December 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. In February 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. The Company filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters were stayed pending resolution of those motions. In June 2015, the District Court granted the Company’s motion to disqualify Holmes as relator, dismissed the case as to Holmes, and entered final judgment in favor of the Company. Holmes appealed the District Court's decision to the U.S. Court of Appeals for the Fifth Circuit, and, in March 2016, the Court of Appeals affirmed the District Court's decision. Holmes filed a petition for writ of certiorari with the Supreme Court of the United States, seeking review of the Fifth Circuit decision. That petition was denied in October 2016.
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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the nine months ended September 30, 2016 and 2015, was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

14. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. In June 2016, the Company submitted to the Ingalls Contracting Officer a request for a final decision regarding the Avondale restructuring costs the Company has incurred. See Note 4: Avondale. As of September 30, 2016, the recognized amounts related to other claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of September 30, 2016, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2016, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2016, the Company had $25 million in standby letters of credit issued but undrawn, as indicated in Note 12: Debt, and $356 million of surety bonds outstanding.

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

The costs of the Company's defined benefit pension plans and other postretirement plans for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$34	$38	$2	$3	$100	$112	$7	$10
Interest cost	65	61	6	7	196	182	19	20
Expected return on plan assets	(87)	(88)	—	—	(260)	(263)	—	—
Amortization of prior service cost (credit)	5	4	(5)	(5)	14	14	(14)	(15)
Amortization of net actuarial loss (gain)	21	21	(1)	1	63	64	(4)	2
Net periodic benefit cost	$38	$36	$2	$6	$113	$109	$8	$17

The Company made the following contributions to its pension and other postretirement plans for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30
($ in millions)	2016	2015
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	167	99
Non-qualified	4	3
Other benefit plans	26	25
Total contributions	$197	$127

As of September 30, 2016, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2016.

17. STOCK COMPENSATION PLANS

The Company elected to early adopt ASU 2016-09, as of January 1, 2016. Accordingly, income tax benefits of $22 million resulting from stock award settlement activity during the nine months ended September 30, 2016, were recognized as income tax benefits in the unaudited condensed consolidated statements of operations and comprehensive income. These tax benefits were reported as operating activities in the unaudited condensed consolidated statements of cash flows. Prior year excess tax benefits for the nine months ended September 30, 2015, of $11 million were retrospectively adjusted in the unaudited condensed consolidated statements of cash flows to conform to the current year presentation. In accordance with the new standard, the Company will continue to present all cash payments made to taxing authorities on behalf of the employees for withheld shares as financing activities in the unaudited condensed consolidated statements of cash flows. The Company has maintained its standing forfeiture accounting policy and continues to estimate the number of awards expected to vest in the future.

During the nine months ended September 30, 2016 and 2015, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2016, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $133.08. These rights are subject to cliff vesting on December 31, 2018. For the nine months ended September 30, 2015, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $142.02. These rights are subject to cliff vesting on December 31, 2017. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

For the nine months ended September 30, 2016 and 2015, 0.8 million stock awards vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2016:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	580	$113.41	1.0

Stock Options - The following table summarizes the status of the Company's stock option awards as of September 30, 2016:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding and exercisable at 9/30/2016	262	$37.73	0.4	$30

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended September 30, 2016 and 2015, of $11 million and $8 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the nine months ended September 30, 2016 and 2015, of $22 million and $29 million, respectively.

The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2016 and 2015, of $4 million and $3 million, respectively. The Company recognized tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2016 and 2015, of $31 million and $11 million, respectively.

Unrecognized Compensation Expense

As of September 30, 2016, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2014, which will be recognized over a weighted average period of 0.7 years, and $31 million of unrecognized expense associated with RPSRs granted in 2016, 2015, and 2014, which will be recognized over a weighted average period of 1.2 years.

18. SUBSEQUENT EVENTS

On November 1, 2016, the Company entered into an agreement and plan of merger to acquire for $380 million Camber Holding Corporation, a provider of mission-based and information technology solutions to the U.S. Government. Upon closing of the transaction, the Company expects to reorganize its services businesses in order to enhance strategic and operational alignment, expand opportunities for growth, and improve performance transparency.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

For more than a century, Huntington Ingalls Industries, Inc. ("we", "us" or "our") has designed, built, overhauled, and repaired ships primarily for the U.S. Navy and the U.S. Coast Guard. We conduct business primarily with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. HII is organized into three reportable segments: Ingalls, Newport News, and Other. Through our Ingalls segment, we are a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of DDG-51 Arleigh Burke-class destroyers. Through our Newport News segment, we are the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. Our Other segment was established to account for certain of our non-shipbuilding commercial activities. The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

Business Environment

In August 2011, the Budget Control Act (the "BCA") reduced the DoD top line budget by $487 billion from fiscal year 2012 through 2021. Additionally, because Congress did not identify savings to reduce the U.S. deficit by up to $1.2 trillion prior to March 1, 2013, budgetary sequestration was implemented under the BCA. Sequestration requires an additional reduction from fiscal years 2012 through 2021 of $500 billion for defense spending and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard.

In December 2013, the President signed into law the Bipartisan Budget Act of 2013 (the "BBA 2013"), which provided $63 billion in sequestration relief over two years, split evenly between defense and non-defense programs, and set overall discretionary spending at $1.012 trillion and $1.013 trillion for fiscal years 2014 and 2015, respectively. In November 2015, the President signed into law the Bipartisan Budget Act of 2015 (the "BBA 2015"), which provided $80 billion in sequestration relief over two years, split evenly between defense and non-defense programs. The BBA 2015 provided sequestration relief of $50 billion and $30 billion for fiscal years 2016 and 2017, respectively, resulting in overall discretionary spending caps of $1.067 trillion and $1.070 trillion for fiscal years 2016 and 2017, respectively. Sequestration remains in effect under the BCA for fiscal years 2018 through 2021. Enactment of the BBA 2015 enabled the House and Senate Appropriations Committees to agree upon final appropriations levels and enabled final passage and enactment of the Consolidated Appropriations Act of 2016, which provided general spending for most of the U.S. federal government, including the DoD, the U.S. Department of Energy ("DoE"), and the Department of Homeland Security.

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

In February 2016, the President’s Budget Request for fiscal year 2017 was submitted to Congress. The budget request included advance procurement funding for both the Ohio-class Replacement Program and CVN-80 Enterprise, which is the third aircraft carrier in the CVN-78 Gerald R. Ford-class. The budget request also included funding for the continued construction of CVN-79 John F. Kennedy, as well as funding to procure two DDG-51 Arleigh Burke-class destroyers, two SSN-774 Virginia-class submarines, and LHA-8 (unnamed). The second increment of funding for the RCOH of CVN 73 USS George Washington was also included in the budget request, as well as advance procurement funding for the CVN-74 USS John C. Stennis RCOH. Additionally, the budget request included funding for the U.S. Coast Guard to begin the process of procuring a polar-class icebreaker. The

U.S. Government has not yet approved a budget for fiscal year 2017 and is currently operating under a short-term Continuing Resolution, which funds government operations through December 9, 2016.

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

As of September 30, 2016, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2015.

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

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions, as well as compliance with all applicable government regulations. In addition, the Defense Contract Audit Agency routinely audits the costs we incur that are allocated to contracts with the U.S. Government.

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 97% and 96% of our revenues for the three months ended September 30, 2016 and 2015, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit. Approximately 97% and 95% of our revenues for the nine months ended September 30, 2016 and 2015, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and is not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 3% and 4% of our revenues for the three months ended September 30, 2016 and 2015, respectively, were generated from firm fixed-price arrangements. Approximately 3% and 5% of our revenues for the nine months ended September 30, 2016 and 2015, respectively, were generated from firm fixed-price arrangements.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30		2016 over 2015		September 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and service revenues	$1,683	$1,800	$(117)	(7)%	$5,146	$5,115	$31	1%
Cost of product sales and service revenues	1,367	1,456	(89)	(6)%	4,128	3,967	161	4%
Income (loss) from operating investments, net	6	6	—	—%	7	9	(2)	(22)%
General and administrative expenses	147	150	(3)	(2)%	435	473	(38)	(8)%
Goodwill impairment	—	—	—	—%	—	59	(59)	(100)%
Operating income (loss)	175	200	(25)	(13)%	590	625	(35)	(6)%
Interest expense	19	25	(6)	(24)%	56	73	(17)	(23)%
Other income (expense)	1	—	1	—%	(1)	—	(1)	—%
Federal income taxes	50	64	(14)	(22)%	157	198	(41)	(21)%
Net earnings (loss)	$107	$111	$(4)	(4)%	$376	$354	$22	6%

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

Sales and Service Revenues

Sales and service revenues consisted of the following:

	Three Months Ended				Nine Months Ended
	September 30		2016 over 2015		September 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Product sales	$1,327	$1,461	$(134)	(9)%	$4,120	$4,137	$(17)	—%
Service revenues	356	339	17	5%	1,026	978	48	5%
Sales and service revenues	$1,683	$1,800	$(117)	(7)%	$5,146	$5,115	$31	1%

Product sales for the three months ended September 30, 2016, decreased $134 million, or 9%, compared with the same period in 2015. Product sales for the nine months ended September 30, 2016, decreased $17 million, or less than 1%, compared with the same period in 2015. Product sales at our Ingalls segment decreased $32 million for the three months ended September 30, 2016, primarily as a result of lower volumes in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher volumes in Surface Combatants. Product sales at our Ingalls segment increased $80 million for the nine months ended September 30, 2016, primarily as a result of higher volumes in Surface Combatants and Amphibious Assault Ships, partially offset by lower volumes in the Legend-class NSC program. Newport News product sales decreased $102 million for the three months ended September 30, 2016, primarily as a result of lower volumes in Aircraft Carriers and Submarines. Newport News product sales decreased $97 million for the nine months ended September 30, 2016, primarily as a result of lower volumes in Aircraft Carriers, partially offset by higher volumes in Energy.

Service revenues for the three months ended September 30, 2016, increased $17 million, or 5%, compared with the same period in 2015. Service revenues for the nine months ended September 30, 2016, increased $48 million, or 5%, compared with the same period in 2015. Service revenues at our Ingalls segment increased $16 million and $60 million for the three and nine months ended September 30, 2016, respectively, as a result of higher volumes in Surface Combatants and Amphibious Assault Ships services. Service revenues at our Newport News segment decreased $2 million for the three months ended September 30, 2016, remaining relatively constant across service lines. Service revenues at our Newport News segment increased $9 million for the nine months ended September 30, 2016, primarily as a result of higher volumes in Submarines and Fleet Support services, partially offset by lower volumes in Energy services. Service revenues at our Other segment increased $3 million for the three months ended September 30, 2016, primarily as a result of higher volumes in oil and gas services. Service revenues at our Other segment decreased $21 million for the nine months ended September 30, 2016, primarily as a result of lower volumes in oil and gas services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2016 over 2015		September 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Cost of product sales	$1,059	$1,164	$(105)	(9)%	$3,241	$3,121	$120	4%
% of product sales	79.8%	79.7%			78.7%	75.4%
Cost of service revenues	308	292	16	5%	887	846	41	5%
% of service revenues	86.5%	86.1%			86.5%	86.5%
Income (loss) from operating investments, net	6	6	—	—%	7	9	(2)	(22)%
General and administrative expenses	147	150	(3)	(2)%	435	473	(38)	(8)%
% of sales and service revenues	8.7%	8.3%			8.5%	9.2%
Goodwill impairment	—	—	—	—%	—	59	(59)	(100)%
Cost of sales and service revenues	$1,508	$1,600	$(92)	(6)%	$4,556	$4,490	$66	1%

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2016, decreased $105 million, or 9%, compared with the same period in 2015. Cost of product sales for the nine months ended September 30, 2016, increased $120 million, or 4%, compared with the same period in 2015. Cost of product sales at our Ingalls segment decreased $24 million for the three months ended September 30, 2016, primarily as a result of the volume changes described above. Cost of product sales at our Ingalls segment increased $166 million for the nine months ended September 30, 2016, primarily as a result of the settlement of the Aon litigation in 2015 and the volume changes described above, partially offset by higher risk retirement in the LPD-17 San Antonio-class program. Cost of product sales at our Newport News segment decreased $81 million for the three months ended September 30, 2016, primarily as a result of the volume changes described above. Cost of product sales at our Newport News segment decreased $46 million for the nine months ended September 30, 2016, primarily as a result of the volume changes described above and lower risk retirement in Submarines.

Cost of product sales as a percentage of product sales increased from 79.7% for the three months ended September 30, 2015, to 79.8% for the three months ended September 30, 2016, remaining relatively constant across product lines. Cost of product sales as a percentage of product sales increased from 75.4% for the nine months ended September 30, 2015, to 78.7% for the nine months ended September 30, 2016. These increases were primarily due to the settlement of the Aon litigation in 2015 and lower risk retirement in the SSN-774 Virginia-class submarine program, partially offset by higher risk retirement in the LPD-17 San Antonio-class program.

Cost of Service Revenues

Cost of service revenues for the three months ended September 30, 2016, increased $16 million, or 5%, compared with the same period in 2015. Cost of service revenues for the nine months ended September 30, 2016, increased $41 million, or 5%, compared with the same period in 2015. Cost of service revenues at our Ingalls segment increased $15 million and $56 million for the three and nine months ended September 30, 2016, respectively, primarily as a result of the higher volumes described above. Cost of service revenues at our Newport News segment decreased $3 million for the three months ended September 30, 2016, remaining relatively constant across service lines. Cost of service revenues at our Newport News segment increased $5 million for the nine months ended September 30, 2016, primarily as a result of the volume changes described above. Cost of service revenues at our Other segment increased $4 million for the three months ended September 30, 2016, primarily due to the higher volumes described above. Cost of service revenues at our Other segment decreased $20 million for the nine months ended September 30, 2016, primarily due to the lower volumes described above.

Cost of service revenues as a percentage of service revenues increased from 86.1% for the three months ended September 30, 2015, to 86.5% for the three months ended September 30, 2016, primarily driven by year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues remained constant at 86.5% for the nine months ended September 30, 2015 and 2016.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended September 30, 2016, remained constant from the same period in 2015. Income from operating investments, net for the nine months ended September 30, 2016, decreased $2 million compared with the same period in 2015, as a result of lower equity income from our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three and nine months ended September 30, 2016, decreased $3 million and $38 million, respectively, compared with the same periods in 2015, primarily driven by favorable changes in the FAS/CAS Adjustment and lower current state tax expense, partially offset by higher deferred state tax expense.

Goodwill Impairment

We recorded a goodwill impairment charge of $59 million at our Other segment for the nine months ended September 30, 2015. See Note 10: Goodwill and Other Intangible Assets.

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

The following table reconciles segment operating income to operating income:

	Three Months Ended				Nine Months Ended
	September 30		2016 over 2015		September 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Segment operating income (loss)	$140	$172	$(32)	(19)%	$490	$543	$(53)	(10)%
FAS/CAS Adjustment	37	27	10	37%	107	82	25	30%
Deferred state income taxes	(2)	1	(3)	(300)%	(7)	—	(7)	—%
Operating income (loss)	$175	$200	$(25)	(13)%	$590	$625	$(35)	(6)%

Segment Operating Income

Segment operating income for the three months ended September 30, 2016, was $140 million, a decrease of $32 million from the same period in 2015. The decrease was primarily due to lower risk retirement on the LHA-6 America-class program, lower risk retirement in the SSN-774 Virginia-class submarine program, and the resolution in 2015 of outstanding contract changes on the CVN-71 USS Theodore Roosevelt RCOH.

Segment operating income for the nine months ended September 30, 2016, was $490 million, a decrease of $53 million from the same period in 2015. The decrease was primarily due to the settlement of the Aon litigation in 2015, lower volume and lower risk retirement on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, and lower risk retirement in the SSN-774 Virginia-class submarine program, partially offset by higher risk retirement on the LPD-17 San Antonio-class program and the goodwill impairment charge in 2015.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2016 over 2015		September 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
FAS expense	$(40)	$(42)	$2	5%	$(121)	$(126)	$5	4%
CAS cost	77	69	8	12%	228	208	20	10%
FAS/CAS Adjustment	$37	$27	$10	37%	$107	$82	$25	30%

The FAS/CAS Adjustment was a net benefit of $37 million and $27 million for the three months ended September 30, 2016 and 2015, respectively. The FAS/CAS Adjustment was a net benefit of $107 million and $82 million for the nine months ended September 30, 2016 and 2015, respectively. The favorable changes in the FAS/CAS Adjustment of $10 million and $25 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, were driven by the continued phase-in of harmonization.

Deferred State Income Taxes

Deferred state income taxes reflect the change in deferred state tax assets and liabilities in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred state income tax expense for the three months ended September 30, 2016, was $2 million, compared to a deferred state income tax benefit of $1 million for the same period in 2015. This increase in deferred state income tax expense was primarily attributable to changes in pension related adjustments. Deferred state income tax expense for the nine months ended September 30, 2016, was $7 million, compared to a deferred state income tax expense of less than $1 million for the same period in 2015. This increase in deferred state income tax expense was primarily attributable to changes in pension related adjustments.

Interest Expense

Interest expense for the three and nine months ended September 30, 2016, decreased $6 million and $17 million, respectively, compared with the same periods in 2015, primarily as a result of refinancing 7.125% senior notes with 5.000% senior notes and repayment in 2015 of the term loans. See Note 12: Debt.

Federal Income Taxes

Our effective tax rate on earnings from operations for the three months ended September 30, 2016, was 31.8%, compared with 36.6% for the same period in 2015. Our effective tax rate on earnings from operations for the nine months ended September 30, 2016, was 29.5%, compared with 35.9% for the same period in 2015. The lower effective tax rate for the three months ended September 30, 2016, was primarily attributable to the non-recurring tax benefit resulting from the true-up of 2015 estimated taxes to actual filed returns and the amount of the goodwill impairment in the three months ended September 30, 2015, that was not amortizable for income tax purposes. The lower effective tax rate for the nine months ended September 30, 2016, was primarily attributable to the adoption of ASU 2016-09, which reduced income tax expense for the nine months ended September 30, 2016, by the income tax benefits resulting from stock award settlement activity, as well as the amount of the goodwill impairment in the nine months ended September 30, 2015, that was not amortizable for income tax purposes.

For the three months ended September 30, 2016, our effective tax rate differed from the federal statutory rate primarily as a result of the non-recurring tax benefits resulting from the true-up of 2015 estimated taxes to actual filed returns and the domestic manufacturing deduction. For the nine months ended September 30, 2016, our effective tax rate differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, and the domestic manufacturing deduction. See Note 7: Earnings Per Share, Note 11: Income Taxes, and Note 17: Stock Compensation Plans. For the three and nine months ended September 30, 2015, our effective tax rate differed from the federal statutory rate primarily as a result of the amount of the goodwill impairment that was not amortizable for tax purposes, partially offset by the domestic manufacturing deduction.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Other.

Segment operating results are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30		2016 over 2015		September 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and Service Revenues
Ingalls	$577	$593	$(16)	(3)%	$1,748	$1,608	$140	9%
Newport News	1,072	1,177	(105)	(9)%	3,315	3,404	(89)	(3)%
Other	33	30	3	10%	84	105	(21)	(20)%
Intersegment eliminations	1	—	1	—%	(1)	(2)	1	50%
Sales and service revenues	$1,683	$1,800	$(117)	(7)%	$5,146	$5,115	$31	1%
Operating Income (Loss)
Ingalls	$66	$77	$(11)	(14)%	$236	$320	$(84)	(26)%
Newport News	79	100	(21)	(21)%	270	302	(32)	(11)%
Other	(5)	(5)	—	—%	(16)	(79)	63	80%
Segment operating income (loss)	140	172	(32)	(19)%	490	543	(53)	(10)%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	37	27	10	37%	107	82	25	30%
Deferred state income taxes	(2)	1	(3)	(300)%	(7)	—	(7)	—%
Operating income (loss)	$175	$200	$(25)	(13)%	$590	$625	$(35)	(6)%

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

Cumulative Adjustments

For the three and nine months ended September 30, 2016 and 2015, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2016	2015	2016	2015
Gross favorable adjustments	$41	$82	$208	$233
Gross unfavorable adjustments	(17)	(20)	(41)	(45)
Net adjustments	$24	$62	$167	$188

For the three months ended September 30, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on the Legend-class NSC program and the LPD-17 San Antonio-class program. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the nine months ended September 30, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on LPD-26 USS John P. Murtha, the SSN-774 Virginia-class submarine program, LPD-27 Portland, and the Legend-class NSC program. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

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

Ingalls

	Three Months Ended				Nine Months Ended
	September 30		2016 over 2015		September 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and service revenues	$577	$593	$(16)	(3)%	$1,748	$1,608	$140	9%
Segment operating income (loss)	66	77	(11)	(14)%	236	320	(84)	(26)%
As a percentage of segment sales	11.4%	13.0%			13.5%	19.9%

Sales and Service Revenues

Ingalls revenues for the three months ended September 30, 2016, decreased $16 million, or 3%, from the same period in 2015, primarily driven by lower revenues in Amphibious Assault Ships and the Legend-class NSC program, partially offset by higher revenues in Surface Combatants. The decrease in Amphibious Assault Ships revenues was due to the delivery of LPD-26 USS John P. Murtha in the second quarter of 2016 and lower volume on LPD-27 Portland, partially offset by higher volume on LPD-28 Fort Lauderdale. Revenues on the Legend-class NSC program decreased due to delivery of NSC-5 USCGC James in 2015 and lower volume on NSC-6 Munro. Surface Combatants revenues increased due to higher volumes on DDG-121 Frank E. Petersen Jr. and DDG-123 Lenah H. Sutcliffe Higbee, partially offset by lower volume on DDG-113 John Finn.

Ingalls revenues for the nine months ended September 30, 2016, increased $140 million, or 9%, from the same period in 2015, primarily driven by higher revenues in Surface Combatants and Amphibious Assault Ships, partially offset by lower revenues in the Legend-class NSC program. Surface Combatants revenues increased due to higher volumes on DDG-121 Frank E. Petersen, Jr., DDG-123 Lenah H. Sutcliffe Higbee, and planning yard services, partially offset by lower volume on DDG-113 John Finn. The increase in Amphibious Assault Ships revenues was due to higher volumes on LPD-28 Fort Lauderdale and LHA-7 Tripoli, partially offset by lower volumes on LPD-27 Portland and LPD-26 USS John P. Murtha following its delivery. Revenues on the Legend-class NSC program decreased due to delivery of NSC-5 USCGC James in 2015 and lower volume on NSC-6 Munro, partially offset by higher volume on NSC-8 Midgett.

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2016, was $66 million, compared with $77 million for the same period in 2015. The decrease was primarily due to lower risk retirement on the LHA-6 America-class program.

Ingalls segment operating income for the nine months ended September 30, 2016, was $236 million, compared with $320 million for the same period in 2015. The decrease was primarily due to the settlement of the Aon litigation in 2015, lower volume and risk retirement on the Legend-class NSC program following delivery of NSC-5 USCGC James in 2015, and lower risk retirement on the LHA-6 America-class program, partially offset by higher risk retirement on LPD-26 USS John P. Murtha and LPD-27 Portland.

Newport News

	Three Months Ended				Nine Months Ended
	September 30		2016 over 2015		September 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and service revenues	$1,072	$1,177	$(105)	(9)%	$3,315	$3,404	$(89)	(3)%
Segment operating income (loss)	79	100	(21)	(21)%	270	302	(32)	(11)%
As a percentage of segment sales	7.4%	8.5%			8.1%	8.9%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2016, decreased $105 million, or 9%, from the same period in 2015, primarily driven by lower revenues in Aircraft Carriers and Submarines. Aircraft Carriers revenues decreased primarily due to lower volumes on CVN-78 Gerald R. Ford and the execution contract for the CVN-72 USS Abraham Lincoln RCOH, partially offset by higher volumes on CVN-79 John F. Kennedy and the advance planning contract for the CVN-73 USS George Washington RCOH. Submarines revenues related to the SSN-774 Virginia-class submarine program were lower due to lower volumes on Block III boats, partially offset by higher volumes on Block IV boats.

Newport News revenues for the nine months ended September 30, 2016, decreased $89 million, or 3%, from the same period in 2015, primarily driven by lower revenues in Aircraft Carriers, partially offset by higher revenues in Energy, Fleet Support services and Submarines. Aircraft Carriers revenues decreased primarily due to lower volumes on CVN-78 Gerald R. Ford and the execution contract for the CVN-72 USS Abraham Lincoln RCOH, partially offset by higher volumes on CVN-79 John F. Kennedy and the advance planning contract for the CVN-73 USS George Washington RCOH. Higher Energy revenues were primarily due to higher volumes and the resolution of outstanding contract changes on a commercial contract, partially offset by lower volumes associated with environmental remediation programs. Fleet Support services revenues were higher primarily due to higher volumes in Aircraft Carrier fleet support services. Submarines revenues related to the SSN-774 Virginia-class submarine program were higher due to higher volumes on Block IV boats and SSN-785 USS John Warner post-shakedown availability services, partially offset by lower volumes on Block III boats.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2016, was $79 million, compared with $100 million for the same period in 2015. The decrease was primarily due to lower risk retirement in the SSN-774 Virginia-class submarine program, as well as the resolution in 2015 of outstanding contract changes on the CVN-71 USS Theodore Roosevelt RCOH.

Newport News segment operating income for the nine months ended September 30, 2016, was $270 million, compared with $302 million for the same period in 2015. The decrease was primarily due to lower volume and lower risk retirement on the execution contract for the CVN-72 USS Abraham Lincoln RCOH, lower risk retirement in the SSN-774 Virginia-class submarine program, and lower volume on CVN-78 Gerald R. Ford, partially offset by higher volume on CVN-79 John F. Kennedy.

Other

	Three Months Ended				Nine Months Ended
	September 30		2016 over 2015		September 30		2016 over 2015
($ in millions)	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and service revenues	$33	$30	$3	10%	$84	$105	$(21)	(20)%
Segment operating income (loss)	(5)	(5)	—	—%	(16)	(79)	63	80%
As a percentage of segment sales	(15.2)%	(16.7)%			(19.0)%	(75.2)%

Sales and Service Revenues

Revenues in the Other segment for the three months ended September 30, 2016, increased $3 million, or 10%, primarily due to higher volumes in oil and gas services. Revenues in the Other segment for the nine months ended September 30, 2016, decreased $21 million, or 20%, primarily due to lower volumes in oil and gas services.

Segment Operating Income

Other segment operating loss for the three months ended September 30, 2016, remained constant at $5 million compared with the same period in 2015, as a result of continued depressed market conditions in oil and gas services. Additional restructuring costs were offset by the recovery of escrowed funds in connection with the acquisition of UniversalPegasus International Holdings, Inc. ("UPI"). Other segment operating loss for the nine months ended September 30, 2016, was $16 million, compared with a $79 million loss for the same period in 2015, primarily due to the goodwill impairment charge in 2015 and recovery of escrowed funds in connection with the UPI acquisition, partially offset by lower volumes in oil and gas services and higher restructuring costs.

BACKLOG

Total backlog as of September 30, 2016, and December 31, 2015, was approximately $20 billion and $22 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2016, and December 31, 2015:

	September 30, 2016			December 31, 2015
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$4,834	$791	$5,625	$5,153	$1,290	$6,443
Newport News	7,106	7,195	14,301	6,026	9,513	15,539
Other	98	—	98	80	—	80
Total backlog	$12,038	$7,986	$20,024	$11,259	$10,803	$22,062

Approximately 28% of the $22 billion total backlog as of December 31, 2015, is expected to be converted into sales in 2016. U.S. Government orders comprised substantially all of the total backlog as of September 30, 2016, and December 31, 2015.

Awards

The value of new contract awards during the nine months ended September 30, 2016, was approximately $3.1 billion. Significant new awards during this period included contracts for planning, advanced engineering, and procurement of long-lead material for LHA-8 (unnamed) and continued advance planning for the CVN-73 USS George Washington RCOH.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Nine Months Ended		2016 over
	September 30		2015
($ in millions)	2016	2015	Dollars
Net earnings (loss)	$376	$354	$22
Depreciation and amortization	143	141	2
Stock-based compensation	22	29	(7)
Deferred income taxes	59	5	54
Goodwill impairment	—	59	(59)
Loss on early extinguishment of debt	—	4	(4)
Retiree benefit funding less than (in excess of) expense	(75)	(1)	(74)
Proceeds from insurance settlement related to investing activities	—	(21)	21
Trade working capital decrease (increase)	(48)	(142)	94
Net cash provided by (used in) operating activities	$477	$428	$49

Cash Flows

We discuss below our major operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2016, was $477 million, compared with $428 million provided by operating activities for the same period in 2015. The favorable change in operating cash flow was primarily due to a change in trade working capital, partially offset by higher funding of retiree benefit plans. The change in trade working capital was primarily driven by accounts receivable and accounts payable due to timing of receipts and payments, respectively.

For the nine months ended September 30, 2016, we made discretionary contributions to our qualified defined benefit pension plans totaling $167 million, compared with $99 million of discretionary contributions for the same period in 2015. As of September 30, 2016, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2016.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016, was $141 million, compared with $39 million used in investing activities for the same period in 2015. The change in investing cash flow was driven by higher capital expenditures in 2016, the sale of the Gulfport Composite Center of Excellence in 2015, and proceeds from the Aon litigation settlement in 2015. For 2016, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 1.5% to 2% of annual revenues.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2016, was $273 million, compared with $708 million used in the same period in 2015. The favorable change was primarily due to decreases of $395 million in long term debt repayment, $40 million of common stock repurchases, $9 million in debt issuance costs, and $3 million in employee taxes on certain share-based payment arrangements, partially offset by an additional $12 million of cash dividend payments.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended		2016 over
	September 30		2015
($ in millions)	2016	2015	Dollars
Net cash provided by (used in) operating activities	$477	$428	$49
Less:
Capital expenditures	(145)	(86)	(59)
Free cash flow provided by (used in) operations	$332	$342	$(10)

Free cash flow for the nine months ended September 30, 2016, decreased $10 million compared with the same period in 2015, primarily due to a change in trade working capital, partially offset by higher funding of retiree benefit plans and capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2016 and 2015, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2016, we had $25 million in standby letters of credit issued but undrawn and $356 million of surety bonds outstanding.

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

DDG-51 Arleigh Burke-class destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface and strike operations. The Aegis-equipped DDG-51 Arleigh Burke-class destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. DDG-113 John Finn and DDG-114 Ralph Johnson are currently under construction. In June 2013, we were awarded a multi-year contract for construction of five additional DDG-51 Arleigh Burke-class destroyers. The first three ships of that award, DDG-117 Paul Ignatius, DDG-119 Delbert D. Black, and DDG-121 Frank E. Petersen Jr. are currently under construction.

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

Legend-class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters, the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility and national defense missions. The plan is for a total of nine ships, of which the first five ships have been delivered. NSC-6 Munro, NSC-7 Kimball and NSC-8 Midgett are currently under construction, and, in 2016, we were awarded the long lead time contract for NSC-9 (unnamed).

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

LPD-17 San Antonio-class amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The LPD-17 San Antonio-class is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. We are currently constructing LPD-27 Portland and we have delivered the LPD-26 USS John P. Murtha. The LPD-17 San Antonio-class currently includes a total of 11 ships.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Amended Credit Facility. Our $1,250 million revolving credit facility remained undrawn as of September 30, 2016.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of September 30, 2016, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2016. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We have provided information about legal proceedings in which we are involved in the unaudited condensed consolidated financial statements in Part I, Item 1, which is incorporated herein by reference. In addition to the matters disclosed in Part I, Item 1, we are a party to various investigations, lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such matters will individually, or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims, and other legal proceedings, please see "Risk Factors" in Item 1A below.

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2015, our board of directors authorized an increase in our stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
July 1, 2016 to July 31, 2016	85,217	$170.83	85,217	$609.5
August 1, 2016 to August 31, 2016	174,961	167.96	174,961	580.1
September 1, 2016 to September 30, 2016	147,221	159.49	147,221	556.6
Total	407,399	$165.50	407,399	$556.6
1 As of September 30, 2016, we had purchased 6,162,704 shares at an average price of $104.39 per share for a total of $643.4 million since the program's inception.

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

Date:	November 3, 2016	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer