Form 10-K
period 2016-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2017-02-16
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $7,873 million.
As of February 10, 2017, 46,030,947 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

History and Organization

Huntington Ingalls Industries, Inc. ("HII", the "Company", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls Shipbuilding ("Ingalls") and Newport News Shipbuilding ("Newport News") segments in Mississippi and Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Technical Solutions segment was established in December 2016 and provides a wide range of professional services, including fleet support, integrated missions solutions, and nuclear and environmental and oil and gas services.

We conduct most of our business with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment.

Headquartered in Newport News, Virginia, we employ approximately 37,000 people operating both domestically and internationally. We became an independent, publicly-owned company in 2011, when we were spun off from Northrop Grumman.

Ingalls

Through our Ingalls segment, we design and construct non-nuclear ships for the U.S. Navy and U.S. Coast Guard, including amphibious assault ships, surface combatants, and National Security Cutters ("NSCs"). We are the sole builder of amphibious assault ships and one of two builders of surface combatants for the U.S. Navy. We are the sole builder of large multi-mission NSCs for the U.S. Coast Guard. Our Ingalls segment is located in Pascagoula, Mississippi on 800 acres along the Pascagoula River. This shipyard offers a collection of manufacturing capabilities that includes a 660-ton gantry crane and a Land Based Test Facility.

In October 2014, we ceased shipbuilding construction operations at our Avondale, Louisiana shipyard ("Avondale") and consolidated that activity at our Pascagoula, Mississippi facility, which we believe has enhanced our competitive position by decreasing our fixed overhead expenses, improving facility utilization to provide a more cost-efficient construction process, centralizing our shipbuilding learning and increasing the benefits of serial production, and reducing program costs. In March 2015, we sold our Gulfport Composite Center of Excellence (the "Gulfport facility") in Gulfport, Mississippi, to the Mississippi State Port Authority, due to limited demand from the U.S. Navy for composite products provided by our Gulfport facility.

Amphibious Assault Ships

We construct amphibious assault and expeditionary warfare ships for the U.S. Navy, which include the U.S. Navy large deck amphibious ships ("LHA") and amphibious transport dock ships ("LPD"). The LHA is a key component of the U.S. Navy-Marine Corps requirement for 11 Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction, and modernization of LHAs are core to our Ingalls operations. In 2007, we were awarded the construction contract for USS America (LHA 6), the first in a new class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We delivered USS America (LHA 6) in the second quarter of 2014, are currently constructing Tripoli (LHA 7), scheduled for delivery in 2018, and in 2016 were awarded the construction contract for Bougainville (LHA 8).

The LPD program is a long-running production program in which we have generated efficiencies through ship-over-ship learning. We are currently constructing two San Antonio class (LPD 17) amphibious transport dock ships, Portland (LPD 27) and Fort Lauderdale (LPD 28), scheduled for delivery in 2017 and 2021, respectively. In 2016, we delivered USS John P. Murtha (LPD 26).

Surface Combatants

We are a design agent for, and one of only two companies that constructs, the Arleigh Burke class (DDG 51) guided missile destroyers, a class of surface combatant. We have delivered 29 Arleigh Burke class (DDG 51) destroyers to the U.S. Navy, including delivery of John Finn (DDG 113) in 2016. We are currently constructing Ralph Johnson (DDG 114), scheduled for delivery in 2017. In 2013, we were awarded a multi-year contract totaling $3.3 billion for construction of five additional Arleigh Burke class (DDG 51) destroyers as a part of a larger U.S. Navy order for nine Arleigh Burke class (DDG 51) destroyers. We are currently constructing Paul Ignatius (DDG 117), Delbert D. Black (DDG 119), and Frank E. Petersen Jr. (DDG 121), with deliveries scheduled in 2018, 2019, and 2020, respectively.

National Security Cutters

The U.S. Coast Guard's recapitalization program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend class NSC, a multi-mission platform we designed and continue to build. We delivered USCGC Hamilton (NSC 4), USCGC James (NSC 5), and USCGC Munro (NSC 6) to the U.S. Coast Guard in 2014, 2015, and 2016, respectively. Kimball (NSC 7) and Midgett (NSC 8) are currently under construction and are scheduled for delivery in 2018 and 2019, respectively. We were awarded the construction contract for NSC 9 (unnamed) in 2016, which is scheduled for delivery in 2020.

Newport News

The core business of our Newport News segment ("NNS") is designing and constructing nuclear-powered ships, such as aircraft carriers and submarines, and the refueling and overhaul and the inactivation of such ships. Our Newport News shipyard is one of the largest shipyards in the United States, located on approximately 550 acres near the mouth of the James River, which adjoins the Chesapeake Bay. The shipyard has two miles of waterfront property and heavy industrial facilities, which include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, module outfitting facilities, and various other workshops. Our Newport News shipyard also has a 2,170-foot dry dock serviced by a 1,050-ton gantry crane capable of supporting two aircraft carriers at one time.

Design, Construction, Refueling and Complex Overhaul, and Inactivation of Aircraft Carriers

Engineering, design, and construction of U.S. Navy nuclear aircraft carriers are core to Newport News operations. Aircraft carriers are the largest ships in the U.S. Navy's fleet, with a displacement of over 90,000 tons. Newport News has designed and built more than 30 aircraft carriers for the U.S. Navy since 1933, including all ten Nimitz class (CVN 68) aircraft carriers currently in active service.

We delivered the U.S. Navy's newest carrier and the last of the Nimitz class (CVN 68), USS George H.W. Bush (CVN 77), in 2009. We have been engaged in design work and construction on the next generation Gerald R. Ford class (CVN 78) aircraft carrier for over ten years. In 2008, we were awarded a $5.1 billion contract for detail design and construction of the first ship of the class, Gerald R. Ford (CVN 78), which is scheduled for delivery in 2017. We also received awards in 2009 through 2016 totaling $7.6 billion for construction preparation, detail design, and construction of the second Gerald R. Ford class (CVN 78) aircraft carrier, John F. Kennedy (CVN 79). We have also received awards totaling $152 million for advance planning and long-lead time material acquisition for the third Gerald R. Ford class (CVN 78) aircraft carrier, Enterprise (CVN 80).

We continue to be the exclusive prime contractor for nuclear aircraft carrier Refueling and Complex Overhaul ("RCOH"). Each RCOH takes nearly four years to complete, with the work accounting for approximately 35% of all maintenance and modernization during an aircraft carrier's 50 year service life. RCOH services include propulsion work (refueling of reactors; propulsion plant modernization; and propulsion plant repairs), restoration of service life (dry docking, tank, and void maintenance; hull, shafting, propellers, and rudders; launch and recovery system; piping repairs; and component refurbishment), and modernization (electrical systems; aviation support systems; warfare; interoperability; and environmental compliance). We provide ongoing maintenance services for the U.S. Navy aircraft carrier fleet through both RCOH and fleet support across the globe.

We have received cumulative awards to date totaling $2.6 billion under an execution contract for the RCOH of USS Abraham Lincoln (CVN 72), which is scheduled for redelivery in 2017. We are currently performing under a planning contract for the RCOH of USS George Washington (CVN 73). We believe our position as the exclusive designer and builder of nuclear-powered aircraft carriers, our RCOH performance on the first four Nimitz class (CVN 68)

carriers, and our highly trained workforce, as well as the fact that RCOH work is capital-intensive and has high barriers to entry due to its nuclear component, strongly position us for RCOH contract awards on the remaining Nimitz class (CVN 68) carriers, as well as future work on Gerald R. Ford class (CVN 78) aircraft carriers.

The U.S. Navy awarded us a $745 million contract in 2013 to inactivate USS Enterprise (CVN 65), the world's first nuclear-powered aircraft carrier, which was built by us and commissioned in 1961. USS Enterprise (CVN 65) has a scheduled redelivery date in 2017 for final dismantlement. Aircraft carriers have a lifespan of approximately 50 years, and we believe the ten Nimitz class (CVN 68) carriers delivered by us that are currently in active service, as well as Gerald R. Ford class (CVN 78) aircraft carriers we will deliver in the future, present a significant opportunity for inactivation contracts as they reach the end of their lifespans. We believe we are well positioned as the U.S. Navy's shipyard of choice for these contract awards.

Design and Construction of Nuclear-Powered Submarines

We are one of only two companies in the United States capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 59 submarines to the U.S. Navy since 1960, comprised of 45 fast attack and 14 ballistic missile submarines. Of the 52 nuclear-powered fast attack submarines currently in active service, 25 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research, and integrated planning.

In February 1997, we executed a teaming agreement with Electric Boat Corporation ("Electric Boat"), a division of General Dynamics Corporation ("General Dynamics"), to build Virginia class (SSN 774) fast attack nuclear submarines cooperatively. Under the present arrangement, we build the stern, habitability and machinery spaces, torpedo room, sail, and bow, while Electric Boat builds the engine room, control room, and pressure hull structure. Work on the reactor plant and the final assembly, test, outfit, and delivery of the submarines alternate between Electric Boat and us.

The four submarines of the first block and six submarines of the second block of Virginia class (SSN 774) submarines have been delivered. In 2008, the team was awarded a construction contract for the third block of eight Virginia class (SSN 774) submarines. The multi-year contract increased construction from one submarine per year to two submarines per year. The first submarine under this contract was delivered in 2014 and the last submarine of the third block is scheduled for delivery in 2019. In 2014, the team was awarded a construction contract for the fourth block of ten Virginia class (SSN 774) submarines, continuing the two submarines per year production rate. The first submarine of the block IV contract is scheduled for delivery in 2019, and the last is scheduled for delivery in 2023.

Columbia class (SSBN 826) Submarines

The U.S. Navy has committed to designing the Columbia class (SSBN 826) submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines ("SSGN"). The Columbia class (SSBN 826) program currently anticipates 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DOD signed the acquisition decision memorandum approving the Columbia class (SSBN 826) program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We continue to perform design work as a subcontractor to Electric Boat, and we have entered into a team agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. The team agreement is subject to the U.S. Navy's concurrence. Construction of the first Columbia class (SSBN 826) submarine is expected to begin in 2021, with procurement of long-lead-time materials and advance construction beginning prior to that time. We believe the Columbia class (SSBN 826) of submarines represents a significant opportunity for us in the future.

Naval Nuclear Support Services

Newport News provides additional services to and in support of the U.S. Navy, ranging from services supporting the Navy's carrier and submarine fleets to maintenance services at U.S. Navy training facilities. Fleet services include design, construction, maintenance, and disposal activities for in service U.S. Navy nuclear ships worldwide through mobile and in-house capabilities. We also provide maintenance services on nuclear reactor prototypes, such as those at the Kenneth A. Kesselring Site, a research and development facility in New York that supports the U.S. Navy.

Technical Solutions

Our Technical Solutions segment was established in the fourth quarter of 2016 to enhance strategic and operational alignment among our services businesses. The Technical Solutions segment includes businesses that are focused on life-cycle sustainment services to the U.S. Navy fleet and other maritime customers; high-end information technology (“IT”) and mission-based solutions for DoD, intelligence, and federal civilian customers; nuclear and non-nuclear fabrication, equipment repair, and technical engineering services; nuclear management and operations and environmental management services for DoE, DoD, state and local governments, and private sector companies; and full-service engineering, procurement, construction management (“EPCM”) and engineering and field services solutions to the oil and gas industry. Our Technical Solutions segment is comprised of our subsidiaries AMSEC, Camber Corporation ("Camber"), Continental Maritime of San Diego ("CMSD"), Newport News Industrial Corporation ("NNI"), Stoller Newport News Nuclear ("SN3"), Undersea Solutions Corporation ("USC"), and UniversalPegasus International ("UPI").

Fleet Support Services

Our fleet support services provide comprehensive life-cycle sustainment services to the U.S. Navy fleet and other DoD and commercial maritime customers. Our ship technical and waterfront services include maintenance, modernization, and repair on all ship classes; naval architecture, marine engineering, and design; integrated logistics support; technical documentation development; warehousing, asset management, and material readiness; operational and maintenance training development and delivery; software design and development; IT infrastructure support and data delivery and management; and cyber security and information assurance. In addition to our broad array of life-cycle sustainment services, we provide undersea vehicle and specialized craft development and prototyping services.

Integrated Missions Solutions Services

Our integrated missions solutions services include high-end IT and mission-based solutions to DoD, intelligence, and federal civilian customers, such as the Administrative Office of the United States Courts and the U.S. Postal Service. The services and solutions we provide are accessible through a broad portfolio of contract vehicles and include agile software engineering, development, and integration; Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR") engineering and software integration; mobile application development and network engineering; modeling, simulation, and training; force protection and emergency management training and exercises; unmanned systems development, integration, operations, and maintenance; and mission-oriented intelligence, surveillance, and reconnaissance analytics.

Nuclear and Environmental Services

Our nuclear and environmental services focus on nuclear management and operations and nuclear and non-nuclear fabrication and repair. We provide site management, nuclear and industrial facilities operations and maintenance, decontamination and decommissioning, and radiological and hazardous waste management services to DoE, DoD, state and local governments, and private sector companies. We also provide a wide range of services, including fabrication, equipment repair, and technical engineering services, to commercial industries, the National Aeronautics and Space Administration, DoD, and DoE. As part of our nuclear and environmental services, we participate in a joint venture, Savannah River Nuclear Solutions, LLC ("SRNS"), which provides site management and operations at the DoE's Savannah River Site near Aiken, South Carolina. We have a 34% ownership interest in SRNS.

Oil and Gas Services

We deliver engineering, procurement, and construction management services to the oil and gas industry for major pipeline, production, and treatment facilities. These services include full life-cycle services for domestic and international projects, from concept identification through detail design, execution and construction, and decommissioning. We also offer related field services, including survey, inspection, commissioning and start-up, operations and maintenance, and optimization and debottlenecking.

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

Customers

Our revenues are primarily derived from the U.S. Government. In 2016, 2015, and 2014, approximately 89%, 89%, and 88%, respectively, of our revenues were generated from the U.S. Navy, and approximately 6%, 7%, and 8%, respectively, were generated from the U.S. Coast Guard. In 2016, 2015, and 2014, we generated approximately 4%, 3%, and 2%, respectively, of our revenues from commercial customers and 1%, 1%, and 2%, respectively, from other government agencies.

Intellectual Property

We develop and incorporate into our vessels new technologies, manufacturing processes, and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license intellectual property rights to and from others. The U.S. Government receives non-exclusive licenses to our patents developed in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize others to use the technology covered by our patents licensed to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on several factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments - Revenue Recognition in Item 7.

Backlog

As of December 31, 2016 and 2015, our total backlog was approximately $21 billion and $22 billion, respectively. We expect approximately 30% of backlog at December 31, 2016, to be converted into sales in 2017.

Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Unfunded backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer. Backlog is converted into sales as work is performed or deliveries are made. For backlog by segment, see Backlog in Item 7.

Raw Materials

The most significant material we use is steel. Other materials used in large quantities include paint, aluminum, pipe, electrical cable, and fittings. All of these materials are currently available in adequate supply. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. Generally, for long-term contracts, we obtain price quotations for many of our materials requirements from multiple suppliers to ensure competitive pricing. While we have not generally been dependent upon any one supply source, we currently have only one supplier for certain component parts as a result of consolidation in the defense industry. We believe that these single source suppliers, as well as our overall supplier base, are adequate to meet our foreseeable needs. We have mitigated some supply risk by negotiating long-term agreements with certain raw material suppliers. In addition, we have mitigated price risk related to raw material purchases through certain contractual arrangements with customers.

Research and Development

We conduct research and development activities as part of our normal business operations to facilitate innovative product development and evolution. Our research and development activities primarily include Independent Research and Development ("IR&D") related to government programs. We recover a significant portion of our IR&D expenditures through overhead charges to U.S. Government contracts, consistent with U.S. Government regulations. We include IR&D expenses in general and administrative expenses. Company-sponsored IR&D expenses totaled $19 million for each of the years ended December 31, 2016, and 2015, and $18 million for the year ended December 31, 2014.

At our Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"), located in Newport News, Virginia, we conduct on-site warfare systems testing, training, and laboratory research for the next generation of aircraft carriers, submarines, and other ships. VASCIC serves as the focal point for the integration of ship systems and the application of new technologies. It includes a classified facility and an integration area that facilitates research and development related to setup and testing of electronics, as well as hull, mechanical, and electrical systems, prior to introducing new equipment on board a ship. It also has modeling and simulation capability allowing for visualization using 3-D displays. We believe VASCIC represents a competitive advantage for us by developing future naval capabilities, reducing total ownership cost, and facilitating technology transfer.

Governmental Regulation and Supervision

Our business is affected by a variety of laws and regulations relating to the award, administration, and performance of U.S. Government contracts. See Risk Factors in Item 1A.

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, including the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA"), and the Defense Contract Management Agency ("DCMA"). These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems, and management information systems. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. In addition, any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded if already reimbursed.

The U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in one or more business systems subject to its review. The U.S. Government has, in certain instances, withheld contract payments upon its assessment that deficiencies exist with one or more of our business systems. When appropriate, we modify our affected business systems to address the U.S. Government's concerns.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for convenience, contractors are normally able to recover costs already incurred on the contracts and receive profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default could expose us to various liabilities, including excess reprocurement costs, and could have a material effect on our ability to compete for future contracts.

Government contractors must comply with significant regulatory requirements, including those related to procurement. Our contracts with the U.S. Government may result in Requests for Equitable Adjustments ("REAs"), which represent requests for the U.S. Government to make appropriate adjustments to contract terms, including pricing, delivery schedule, technical requirements, or other affected terms, due to changes in the original contract requirements and resulting delays and disruption in contract performance for which the U.S. Government is responsible. We prepare, submit, and negotiate REAs in the ordinary course of business, and large REAs are not uncommon at the conclusion of both new construction and RCOH activities. Such REAs are not considered claims under the Contract Disputes Act of 1978, although they may be converted to such claims if good faith negotiations to resolve the REAs are not satisfactory.

In cases where there are multiple suppliers, contracts for the construction and conversion of U.S. Navy ships and submarines are generally subject to competitive bidding. In evaluating proposed prices, the U.S. Navy sometimes requires that each bidder submit information on pricing, estimated costs of completion, and anticipated profit margins in order to assess cost realism. The U.S. Navy uses this information and other data to determine an estimated cost for each bidder. Under U.S. Government regulations, certain costs, including certain financing costs and marketing expenses, are not allowable contract costs and, therefore, are not recoverable. The U.S. Government also regulates the methods by which all allowable costs, including overhead, are allocated to government contracts.

Our business, our contracts with various agencies of the U.S. Government, and our subcontracts with other prime contractors are subject to a variety of laws and regulations, including, but not limited to, the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, and the Foreign Corrupt Practices Act. A noncompliance determination by a government agency may result in reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment.

Competition

In our primary business of designing, building, overhauling, and repairing military ships, we primarily compete with General Dynamics and, to a lesser extent, smaller shipyards, one or more of which could team with a large defense contractor. Intense competition related to programs, resources, and funding, and long operating cycles are key characteristics of both our business and the shipbuilding defense industry in general. It is common industry practice to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding long-term contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

We believe we are well-positioned in our markets. Because we are the only company currently capable of building, refueling, and inactivating the U.S. Navy's nuclear-powered aircraft carriers, we believe we are in a strong competitive position to be awarded each contract to perform such activities. Even so, the government periodically revisits whether refueling of nuclear-powered aircraft carriers should be performed in private or public facilities. If a U.S. Government owned shipyard were to become capable and engaged in the refueling of nuclear-powered aircraft carriers, our market position could be significantly and adversely affected.

Although we recently competed with another large defense contractor for the first time to construct a large deck amphibious ship which was awarded to us, we are currently the only builder of large deck amphibious assault and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs. We are also the sole builder of NSCs for the U.S. Coast Guard and well positioned to be awarded future contracts for these types of vessels. We are one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy, and we are party to a long-term teaming agreement with the other company for the production of such vessels. We are one of only two companies that builds the U.S. Navy's current fleet of Arleigh Burke class (DDG 51) destroyers and are well positioned to be awarded future contracts for these types of ships as well.

Our success in the shipbuilding defense industry depends upon our ability to develop, market, and produce our products and services at a cost consistent with the U.S. Navy's budget, as well as our ability to provide the workforce, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency.

We compete with a variety of companies in the provision of services to the government, energy, and oil and gas markets.

Environmental, Health, and Safety

Our manufacturing operations are subject to and affected by federal, state, and local laws and regulations relating to the protection of the environment. We accrue estimated costs to complete environmental remediation when we determine it is probable we will incur expenses in the future, in amounts we can reasonably estimate, to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party ("PRP") by the U.S. Environmental Protection Agency ("EPA") or similarly designated by another environmental agency. The inherent difficulties in estimating future environmental remediation costs, resulting from uncertainties regarding the extent of required remediation, determination of legally responsible parties, and the status of laws and regulations and their interpretations, can cause our estimated remediation costs to change.

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

As of December 31, 2016, our probable future costs for environmental remediation were approximately $1 million, which were accrued in other current liabilities in the consolidated statement of financial position. Although information gained as projects progress may materially affect our accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations, or cash flows.

We may incur additional environmental costs in the future related to our wind down of shipbuilding at Avondale. Any additional costs are not reasonably estimable at this time due to insufficient information about the nature, timing, and extent of any potential environmental remediation we may be required to perform or the related costs that we may incur. Accordingly, such potential environmental costs associated with the wind down of Avondale are not included in our $1 million accrual for environmental remediation costs or our $276 million estimate of Avondale restructuring costs, or otherwise reflected in our consolidated financial statements. We expect that a significant portion of any future environmental remediation costs we might incur at Avondale would be recoverable in accordance with government accounting practices under the FAR.

We believe that we are in material compliance with environmental laws and regulations, and historical environmental compliance costs have not been material to our business. We could be affected by new environmental laws or regulations, including any enacted in response to concerns over climate change, other aspects of the environment, or natural resources. We have made investments we believe are necessary to comply with environmental laws, but we expect to continue to incur capital and operating costs in the future to comply with current and future environmental laws and regulations. At this time, we do not believe such costs will have a material effect on our financial position, results of operations, or cash flows.

With regard to occupational health and safety, the shipbuilding and ship repair industry involves work with hazardous materials and processes and remains one of the most hazardous industries. According to the Bureau of Labor Statistics, the shipbuilding and ship repair industry (NAICS 336611) ranks among the highest in several injury metrics. We have experienced one industrial related fatality in the past seven years. We strive to keep our Occupational Safety and Health Administration ("OSHA") compliance programs strong. In 1995, our Newport News shipyard became the first shipyard to be awarded the Star Award from OSHA's Voluntary Protection Program

("OSHA VPP"). To earn this award, we joined efforts with our unions and supported participation in the OSHA VPP, in which all parties assist each other to make our shipyard a safer place to work. Our CMSD facility has also been certified as an OSHA VPP Star Site.

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

Employees

We have approximately 37,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 5,000 engineers and designers and approximately 2,500 employees with advanced degrees. Our workforce contains many third-, fourth-, and fifth-generation employees, and approximately 1,000 employees have 40 or more years of continuous service. Employees in our shipbuilding divisions with more than 40 years of service achieve the honor of “Master Shipbuilder.”  As of December 31, 2016, there were 911 Master Shipbuilders at Newport News and 298 at Ingalls. We employ more than 5,500 veterans across the enterprise.

More than 1,600 apprentices are trained by our two shipbuilding units each year in more than 27 crafts and advanced programs. From nuclear pipe welders to senior executives, approximately 4,500 apprentice alumni, 3,000 at Newport News and 1,500 at Ingalls, continue to work with us.

Approximately 50% of our employees are covered by a total of eight collective bargaining agreements and two DoE site stabilization agreements. Newport News has three collective bargaining agreements covering represented employees, one of which covers approximately 50% of Newport News employees and expires in July 2017. The remaining two collective bargaining agreements at Newport News expire in August 2018 and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement.  Newport News is currently negotiating with the International Association of Machinist and Aerospace Workers ("IAM"), which was recently determined to be the exclusive representative for approximately 200 Newport News radiological control, calibration, and laboratory technicians. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018.  Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement. We believe that our relationship with our employees is satisfactory.

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

Forward-Looking Statements

Statements in this Annual Report on Form 10-K and in our other filings with the SEC, as well as other statements we may make from time to time, other than statements of historical fact, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in these statements. Factors that may cause such differences include:

•	changes in government and customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);

•	our ability to estimate our future contract costs and perform our contracts effectively;

•	changes in procurement processes and government regulations and our ability to comply with such requirements;

•	our ability to deliver our products and services at an affordable life cycle cost and compete within our markets;

•	natural and environmental disasters and political instability;

•	adverse economic conditions in the United States and globally;

•	changes in key estimates and assumptions regarding our pension and retiree health care costs;

•	security threats, including cyber security threats, and related disruptions; and

•	other risk factors discussed herein and in our other filings with the SEC.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business, and we undertake no obligation to update or revise any forward-looking statements. You should not place undue reliance on any forward looking statements that we may make.

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

Our business consists primarily of the design, construction, repair, and maintenance of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants and expeditionary warfare and amphibious assault ships, for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. Substantially all of our revenues in 2016 were derived from products and services ultimately sold to the U.S. Government, and we expect this to continue in the foreseeable future. In addition, most of our backlog was U.S. Government related as of December 31, 2016. Our U.S. Government contracts are subject to various risks, including our customers' political and budgetary constraints and processes, changes in customers' short-range and long-range strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty in forecasting costs and schedules for bids on developmental and sophisticated technical work, and contractor suspension or debarment in the event of certain violations of legal or regulatory requirements. Any of these factors could affect our ability to do business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations or cash flows.

Significant delays or reductions in appropriations for our programs, changes in customer priorities, and potential contract terminations could have a material adverse effect on our financial position, results of operations, or cash flows.

We are directly dependent upon congressional allocation of defense funds to the U.S. Navy and the U.S. Coast Guard. The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may be performed over several fiscal years. Consequently, programs are often partially funded initially and receive additional funding only as Congress makes additional appropriations. If we incur costs in excess of existing funding on a contract, we may be at risk for recovery of those costs unless and until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased, or reduced as part of the annual budget process, in continuing resolutions, or in individual supplemental appropriations.

The impact of Congressional actions to reduce the federal debt and resulting pressures on federal spending could adversely affect the total funding of individual ships or funding for individual programs and delay purchasing or payment decisions by our customers. In August 2011, the Budget Control Act (the "BCA") established limits on U.S. Government discretionary spending, including a reduction of defense spending by approximately $487 billion from fiscal years 2012 through 2021, representing approximately 8% of planned defense spending. The BCA also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded, representing approximately 9% of planned defense spending, and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard.

The Bipartisan Budget Act of 2015 (the "BBA 2015") provided sequestration relief for fiscal years 2016 and 2017, but sequestration remains in effect for fiscal years 2018 through 2021. Long-term uncertainty remains with respect to overall levels of defense spending, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure. For additional information relating to the U.S. defense budget, see the Business Environment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Demand for our products and services can also be affected by potential changes in customer priorities due to changes in military strategy and planning. In response to the need for cheaper alternatives and the proliferation of "smart weapons," future strategy reassessments by the DoD may result in decreased demand for our shipbuilding programs, including our aircraft carrier programs. For the year ended December 31, 2016, our aircraft carrier programs accounted for approximately 31% of our consolidated revenue. We cannot predict the impact of changes in customer priorities on existing, follow-on, replacement, or future programs. A shift of priorities to programs in which we do not participate and related reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations, or cash flows.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little to no prior notice, for convenience or for default based on performance. In the event of termination for the U.S. Government's convenience, contractors are normally able to recover costs already incurred on the contracts and receive profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Our ability to recover the costs we incur and realize profits on contracts with our U.S. Government customers depends on the type of contract under which we are performing. Our U.S. Government business is currently performed under firm fixed price ("FFP"), fixed price incentive ("FPI"), cost plus incentive fee ("CPIF"), cost plus fixed fee ("CPFF"), and cost plus award fee ("CPAF") contracts. Under FFP contracts, we retain all cost savings on completed contracts but are responsible for the full amount of all expenditures in excess of the contract price. FPI contracts, on the other hand, are flexibly priced agreements under which cost overruns and underruns to an agreed target cost are shared between the U.S. Government and us. The U.S. Government is liable for its share of allowable costs up to a ceiling price, and we are responsible for all costs incurred in excess of such ceiling price, typically 125-135% of target cost. Our profit on FPI contracts varies according to a contract formula that generally compares the amount of costs incurred to the contract target cost. Under CPIF, CPFF, and CPAF contracts, we are generally required to perform the contract only to the extent the U.S. Government makes funds available, and we recover all allowable costs incurred in the performance of the contract. Under CPIF contracts, our profit is determined by a contractually specified formula that compares allowable incurred costs to the contract target cost, subject in some instances to a maximum or minimum fee percentage. Under CPFF contracts, the dollar amount of profit received is the same without regard to the amount of costs incurred. Under CPAF contracts, the dollar amount of profit received is determined by the award fee provisions in the contract.

Of Ingalls' revenues in 2016, approximately 91% were generated from FPI contracts, approximately 5% were generated from CPAF contracts, approximately 2% were generated from CPFF contracts, and approximately 2% were generated from FFP contracts. Of Newport News' 2016 revenues, approximately 39% were generated from CPFF contracts, approximately 38% were generated from FPI contracts, consisting primarily of submarine construction contracts, approximately 22% were generated from CPIF contracts, consisting primarily of aircraft carrier construction and RCOH contracts, and approximately 1% were generated from FFP contracts. Of Technical Solutions' revenues in 2016, approximately 34% were generated from time and material contracts, approximately 26% were generated from CPFF contracts, approximately 26% were generated from FFP contracts, approximately 10% were generated from CPAF contracts, approximately 3% were generated from FPI contracts, and approximately 1% were generated from CPIF contracts. To the extent our mix of contract types changes in the future, our ability to recover our costs and realize profits on our contracts could be negatively affected.

Our earnings and profitability depend upon our ability to perform under contracts.

When agreeing to contract terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. Our assumptions and projections are based upon our assessments of the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. We may experience significant variances from our assumptions and projections, delays in our contract performance, and variances in the timing of our product deliveries. If our actual experience differs significantly from our assumptions or projections, or, if we incur unanticipated contract costs, the profitability of the related contracts may be adversely affected.

Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.

We rely on third parties to provide raw materials and major components and sub-systems for our products and to produce hardware elements and sub-assemblies and perform certain services that we provide to our customers, and to do so in compliance with applicable laws and regulations. Disruptions and performance problems caused by our suppliers and subcontractors, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations on a timely basis could be adversely affected if one or more of our suppliers or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely, compliant and cost-effective manner or otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to perform could also result in the need for us to transition to alternate parties, which could result in significant incremental cost and delay or the need for us to provide other supplemental means to support our existing suppliers and subcontractors.

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

In connection with our U.S. Government contracts, we are required to procure certain raw materials, components, and parts from supply sources approved by the customer. In some cases, only one supplier may exist for certain components and parts required to manufacture our products. The inability of a sole source supplier to provide a necessary component or part in a timely, compliant, or cost-effective manner could affect our ability to perform our contract.

Our procurement practices are intended to reduce the likelihood of our procurement of unauthorized or non-compliant parts and materials. We rely on our subcontractors and suppliers to comply with applicable laws and regulations regarding the parts and materials we procure from them, and, in some circumstances, we rely on certifications from our subcontractors and suppliers regarding their compliance. Notwithstanding the actions we take to mitigate the risk of receiving parts and materials that fail to meet specifications, subcontractors and suppliers have in the past provided us with non-compliant parts and materials.

Our inability to procure or significant delay in acquiring necessary raw materials, components, or parts, the failure of our subcontractors or suppliers to comply with applicable laws and regulations, inaccurate certifications from our subcontractors and suppliers regarding their compliance, or noncompliant materials, components, or parts we acquire from our subcontractors and suppliers could have a material adverse effect on our financial position, results of operations, or cash flows.

Changes to Department of Defense business practices could have a material effect on DoD's procurement process and adversely impact our current programs and potential new awards.

The defense industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from an increased focus by DoD on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of available defense funds to key areas for future defense spending. The DoD continues to adjust its procurement practices, requirements criteria, and source selection methodology in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. We expect DoD's focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the DoD's initiatives and the reduced level of spending by the DoD. Depending on how these initiatives are implemented, they could have an impact on our current programs, as well as new business opportunities with the DoD. In addition to DOD's business practice iniatives, the DCMA and DCAA have implemented cost recovery/cost savings initiatives to prioritize efforts to recover costs. As a result of certain of these initiatives, we have experienced and may continue to experience a higher number of audits and/or lengthened periods of time required to close open audits. In addition, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced, and other thresholds are being challenged, debated, and, in certain cases, modified. Significant changes to the thresholds for allowable costs could adversely affect our financial position, results of operations, or cash flows.

Our future success depends, in part, on our ability to deliver our products and services at an affordable life cycle cost, requiring us to develop and maintain technologies, facilities, equipment, and a qualified workforce to meet the needs of current and future customers.

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

U.S. defense spending levels are uncertain and difficult to predict. The reduction in shipbuilding activity by the U.S. Navy, as evidenced by the reduction in fleet size from 566 ships in 1989 to 274 ships as of December 31, 2016, has resulted in workforce reductions in the industry but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Six major private United States shipyards, three of which we own, plus many other smaller private shipyards compete for contracts to construct, overhaul, repair, and convert naval vessels. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, compete for funding with each other, as well as with other defense products and services. We expect competition for future shipbuilding programs to be intense.

We compete with another large defense contractor for construction contracts to build surface combatants and submarines. We also recently competed with the same contractor for the first time to build a large deck amphibious ship, which was awarded to us. We may in the future compete with the same and other defense contractors to build other ships for which we are currently the sole source, including expeditionary warfare and other amphibious assault ships. Moreover, reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. If we are unable to continue to compete successfully against our current or future competitors, we may experience lower revenues and market share, which could negatively impact our financial condition, results of operations, or cash flows.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, two existing U.S. Government-owned shipyards may be able to refuel nuclear-powered aircraft carriers if substantial investments in facilities, personnel, and training were made. U.S. Government-owned shipyards currently engage in the refueling, overhaul, and inactivation of Los Angeles class (SSN 688) submarines and are capable of repairing and overhauling non-nuclear ships. If a U.S. Government-owned shipyard were to become capable and engaged in the refueling of nuclear-powered aircraft carriers, our financial position, results of operations, or cash flows could be adversely affected.

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

As a U.S. Government contractor, we must comply with significant regulatory requirements, including those relating to procurement, cyber security, and nuclear operations. Government contracting requirements increase our contract performance and compliance costs and risks and change on a consistent basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in increased performance and compliance efforts and costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to recovery of compensation costs, cyber security, counterfeit parts, specialty metals, and conflict minerals), can increase our performance and compliance costs and risks and reduce our profitability.

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its various agencies, including the U.S. Navy's Supervisor of Shipbuilding, the DCAA, and the DCMA. These agencies review our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of our systems and processes relative to U.S. Government requirements. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Allegations of impropriety can also cause us significant reputational harm.

Whether or not illegal activities are alleged, the U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in business systems subject to its review. The U.S. Government has, in certain instances, withheld contract payments upon its assessment that deficiencies exist with one or more of our business systems. When appropriate, we will modify our affected business systems to address the U.S. Government's concerns.

The U.S. Government has, from time to time, recommended that certain of our contract prices be reduced, or that certain costs allocated to our contracts be disallowed. These recommendations sometimes involve substantial dollar amounts. In response to U.S. Government audits, investigations, and inquiries, we have also in the past made adjustments to our contract prices and the costs allocated to our government contracts. Such audits, investigations, and inquiries may result in future reductions of our contract prices. Any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded if previously reimbursed.

We must comply with a variety of federal laws and regulations, including the FAR, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and Cost Accounting Standards, and we are subject, from time to time, to U.S. Government investigations relating to our operations. If we are convicted or otherwise found to have engaged in illegal activities, or are found not to have acted responsibly as defined by the law, we may be subject to reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment, any of which could have a material adverse effect on our financial position, results of operations, or cash flows.

Many of our contracts contain performance obligations that require innovative design capabilities or state-of-the-art manufacturing expertise, include technological complexity, or are dependent upon factors not wholly within our control, and failure to meet these obligations could adversely affect our profitability and future prospects.

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

First-in-class ships, also known as lead ships, usually include new technology that is supplied by the U.S. Navy, other contractors, or us. Problems developing these new technologies or design changes in the construction process can lead to delays in the design schedule for construction. The risks associated with new technology or mid-construction design changes can both increase the cost of a ship and delay delivery. Late delivery of information can also cause inefficiencies in the construction process, increase costs, and put the delivery schedule at risk, which could adversely affect our profitability and future prospects.

Our products cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of products that cannot be accessed for repair or replacement, substandard quality or workmanship, and unplanned degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations by causing unanticipated expenses not covered by insurance or indemnification from the customer, diversion of management focus to respond to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the customer of contract costs and fee payments previously received.

We periodically experience quality issues with respect to products and services that we sell to our U.S. Government customers. These issues can and have required significant resources to analyze the source of the deficiencies and implement corrective actions. We may discover quality issues in the future related to our products and services that require analysis and corrective action. Such issues and our responses and corrective actions could have a material adverse effect on our financial position, results of operations, or cash flows.

We may not recover all of our costs related to the wind down of shipbuilding at our Avondale shipyard.

In October 2014, we ceased shipbuilding construction operations at our Avondale, Louisiana shipyard and consolidated all Ingalls shipbuilding into our Pascagoula shipyard. In connection with and as a result of the wind down of shipbuilding at Avondale, we have incurred substantial restructuring costs and asset write-downs, which we currently estimate at $276 million. We have engaged in communications and negotiations with the U.S. Navy since 2010 regarding the amount and recovery of our restructuring and shutdown costs. In June 2016, we filed a request with the contracting officer seeking a final decision regarding our recovery of the Avondale restructuring and shutdown costs. In December 2016, the contracting officer denied our claim, on the purported basis that we had not adequately shown savings and other benefits that would accrue to the U.S. Government from the closing of Avondale and consolidation of Ingalls Shipbuilding to the Pascagoula facility. While we intend to pursue our claim pursuant to the Contract Disputes Act, any inability to recover our restructuring expenses substantially in accordance with our cost recovery expectations could result in a material adverse effect on our financial position, results of operations, or cash flows.

In addition to restructuring costs and asset write-downs associated with winding down shipbuilding operations at Avondale, we may incur environmental costs in connection with the wind down. Such costs, which we cannot reasonably estimate at this time, could be significant. The actual restructuring expenses we have and may incur in the future in connection with our wind down of Avondale, including potential environmental costs, may be greater than our current estimate.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and our overall financial position.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions regarding schedule and technical issues. The size and nature of many of our contracts make the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate, and contract for construction of ships that are not completely designed. Assessing risks, estimating contract revenues and costs, and making assumptions regarding schedule and technical issues for these ships are subject to the variability of the final ship design and evolving scope of work. Our assumptions on ship contracts include the length of time to complete the contract, because total costs include expected increases in wages and material prices. Similarly, our assumptions include the future impact of our efficiency initiatives and cost reduction efforts. We consider incentives, awards, and penalties related to contract performance when we estimate revenues and profit rates, and we record them when sufficient information exists to assess anticipated contract performance.

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

Approximately 50% of our employees are covered by a total of eight collective bargaining agreements and two DoE site stabilization agreements. Newport News has three collective bargaining agreements covering represented employees, one of which covers approximately 50% of Newport News employees and expires in July 2017. The remaining two collective bargaining agreements at Newport News expire in August 2018 and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Newport News is currently negotiating with IAM, which was recently determined to be the exclusive representative for approximately 200 Newport News radiological control, calibration, and laboratory technicians. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018.  Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement.

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

Our pension and retiree health care costs are dependent upon significant judgment regarding various estimates and assumptions, particularly with respect to the discount rate and expected long-term rates of return on plan assets. Changes to these estimates and assumptions could have a material adverse effect on our financial position, results of operations, or cash flows. Differences between actual investment returns and our assumed long-term returns on assets will result in future changes in pension expense and the funded status of our plans, and could increase future funding of the plans.

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

The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers. We may access these markets from time to time to support certain business activities, including funding acquisitions and capital expansion projects and refinancing existing indebtedness. We also access these markets to obtain credit support for our workers' compensation self-insurance program and arrange for letters of credit. A number of factors could cause us to incur higher borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations, meet contractual or financing commitments, make future investments or desirable acquisitions, or respond to competitive challenges.

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

Our compliance program includes detailed compliance plans and related compliance controls, policies, procedures, and training designed to prevent and detect misconduct by employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition, and data privacy. We may not, however, prevent all such misconduct committed by our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, and the risk of improper conduct may be expected to increase as we expand into commercial markets and foreign jurisdictions. Any improper actions by our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, could subject us to administrative, civil, or criminal investigations and monetary and non-monetary penalties, including suspension or debarment, which could have a material adverse effect on our financial position, results of operations, or cash flows. Any such improper actions could also cause us significant reputational harm.

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

In addition, our suppliers, subcontractors, and other business partners face cyber security and other security threats. Although we work cooperatively with our customers, suppliers, subcontractors, and other business partners to seek to minimize the impact of cyber threats, other security threats, or business disruptions, we must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards, and their relationships with U.S. Government contractors may increase the likelihood that they are targeted by the same cyber security threats we face.

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

•	Unplanned expenditures relating to maintenance, operation, security, and repair, including repairs required by the U.S. Navy, the Nuclear Regulatory Commission, or the DoE;

•	Reputational harm;

•	Potential liabilities arising out of a nuclear incident whether or not it is within our control; and

•	Regulatory noncompliance and loss of authorizations or indemnifications necessary for our operations.

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

As part of our business strategy, we acquire non-controlling and controlling interests in businesses. We make acquisitions and investments following careful analysis and due diligence processes designed to achieve a desired return or strategic objective. Business acquisitions generally involve estimates, assumptions, and judgments to determine acquisition prices, which prices are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our analyses, due diligence processes, and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates. In such events, we may be required to write down our carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of our common stock or the market as a whole can result in goodwill and/or purchased intangible asset impairment charges.

As of December 31, 2016, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 19% and 9%, respectively, of our total assets. We evaluate goodwill values for impairment annually on November 30, or when evidence of potential impairment exists. We also evaluate the values of purchased intangible assets when evidence of potential impairment exists. The impairment tests are based on several factors requiring judgment. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangible assets.

In the fourth quarter of 2015, the second quarter of 2015, and the fourth quarter of 2014, we recorded goodwill impairment charges at our Technical Solutions segment of $16 million, $59 million, and $47 million, respectively. The Oil and Gas reporting unit within our Technical Solutions segment is sensitive to developments in the oil and gas industry. The goodwill impairment charges were primarily driven by continuing declines in oil prices and the resulting decreases in industry market multiples. In the fourth quarter of 2015, we also recorded an intangible asset impairment of $27 million at our Technical Solutions segment as a result of declining market conditions and updated expectations.

Adverse equity market conditions that result in a decline in market multiples and the trading price of our common stock, or other events, such as reductions in future contract awards or significant adverse changes in our operating margins or operating results of acquired businesses that vary significantly from projected results on which purchase prices are based, could result in an impairment of goodwill or other intangible assets. Any such impairments that result in us recording additional goodwill impairment charges could have a material adverse effect on our financial position or results of operations.

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

Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain transactions or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Both the incoming Administration and the new Congress have offered plans to reform the federal income tax code, along with other significant policy initiatives, some of which could have a material impact on the Company.

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

We conduct a portion of our operations through joint ventures with business partners. In any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to reach agreement on major issues. We and our joint venture partners may, in certain instances, fail to reach agreement on significant decisions on a timely basis, or at all. We also cannot control the actions of our joint venture partners, including any non-performance, default, or bankruptcy of our joint venture partners, and we typically share liability or have joint and/or several liability with our joint venture partners for joint venture matters. Any of these factors could potentially have a material adverse effect on our joint venture operations and the profitability of our joint ventures.

In joint ventures in which we hold a minority interest, we have limited control over many decisions relating to joint venture operations and internal controls relating to operations. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that apply to us. As a result, internal control issues may arise that could have a material adverse effect on the joint venture. In addition, in order to establish or preserve relationships with our joint venture partners, we may agree to assume risks and contribute resources that are proportionately greater than the returns we expect to receive in the related joint venture. Such agreements may reduce our income and returns on these investments compared to what we would have received if our assumed risks and contributed resources were proportionate to our returns.

Strategic acquisitions and investments we pursue involve risks and uncertainties.

As part of our business strategy, we review, evaluate, and consider potential acquisitions and investments. In evaluating such transactions, we make difficult judgments regarding the value of business opportunities, technologies, and other assets, the risks and costs of potential liabilities, and the future prospects of business opportunities. In addition, acquisitions and investments involve other risks and uncertainties, including the difficulty of integrating acquired businesses, challenges achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of management attention and resources from our existing operations and other initiatives, the potential impairment of acquired assets, and the potential loss of key employees of acquired businesses. Our financial results, business, and future prospects could be adversely affected by unanticipated performance issues at acquired businesses, transaction-related charges, unexpected liabilities, amortization of expenses related to purchased intangible assets, and charges for impairments of purchased intangible assets.

We are subject to various claims and litigation that could ultimately be resolved against us, requiring material future cash payments and/or future material charges against our operating income, materially impairing our financial position or cash flows.

The size, nature, and complexity of our business make it highly susceptible to claims and litigation. We are subject to various administrative, civil, and criminal litigation, environmental claims, income tax matters, compliance matters, claims, and investigations, which could divert financial and management resources and result in fines, penalties, compensatory, treble or other damages, or nonmonetary relief. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our reliance on government contracts and authorizations. Litigation, claims, or investigations, if ultimately resolved against us, could have a material adverse effect on our financial position, results of operations, or cash flows. Any litigation, claim, or investigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own patents, trademarks, copyrights, and other forms of intellectual property related to our business, and we license intellectual property rights to and from third parties. The U.S. Government generally receives non-exclusive licenses to certain intellectual property we develop in the performance of U.S. Government contracts, and the U.S. Government may use or authorize others to use such intellectual property. More recently, the U.S. Government has asserted or sought to obtain more extensive rights in intellectual property associated with its contracts. The U.S. Government's efforts could result in a decrease in our ability to control the use of certain of our intellectual property rights in a government contracting environment. Our intellectual property is also subject to challenge, invalidation, misappropriation, or circumvention by third parties.

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

Our debt exposes us to certain risks.

As of December 31, 2016, we had $1,278 million of debt under senior notes and $1,225 million of additional borrowing capacity under our Second Amended and Restated Credit Agreement (the “Amended Credit Facility”). Our current level of debt could have important consequences, including:

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

Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws may delay or prevent a merger or acquisition that stockholders may consider favorable. For example, our Restated Certificate of Incorporation and Restated Bylaws currently provide for a partially classified board of directors, require advance notice for stockholder proposals and director nominations, and authorize our board of directors to issue one or more series of preferred stock. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Delaware law also imposes restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

Our nuclear shipbuilding operations are considered vitally important to the U.S. Navy. Consequently, the U.S. Navy requires us to include in our contracts with the Navy provisions regarding notice and approval rights in the event of a change of control of our nuclear shipbuilding operations and regarding the Navy's obligations to indemnify us for losses relating to our nuclear operations for the Navy.  Such provisions require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and obtain the Navy's consent for transferring certain related licenses, to facilitate the Navy's ability to ensure that a potential buyer would continue to conduct our operations in a satisfactory manner. We have included such provisions in solicitations for future U.S. Navy nuclear work, and we expect them to be included in future contracts with the Navy for nuclear work.

Provisions of our Restated Certificate of Incorporation and our Restated Bylaws and our existing contracts with the U.S. Navy may have the effect of discouraging, delaying, or preventing a change of control of our company that may be beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments.

ITEM 2. PROPERTIES

Our principal properties are located in Huntsville, Alabama; San Diego, California; Broomfield, Colorado; Avondale (New Orleans), Louisiana; Pascagoula, Mississippi; Houston, Texas; Fairfax, Hampton, Newport News, Suffolk, and Virginia Beach, Virginia; and Washington, D.C.

Ingalls - The properties comprising our Ingalls operating segment are located in Pascagoula, Mississippi, and Avondale, Louisiana.

Our Pascagoula shipyard is a primary builder of major surface warships for the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to develop and build six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 50 years of the lease and beyond.

In October 2014, we ceased shipbuilding construction operations at the Avondale facility. Our Avondale shipyard is located on approximately 268 acres on the banks of the Mississippi River, approximately 12 miles upriver from downtown New Orleans. Approximately 20% of the Avondale shipyard is leased from several third parties. The leases have varying expiration dates and typically contain renewal rights. When it was operating, the Avondale shipyard site had the capacity to manufacture large amphibious assault ships and military and commercial transport vessels.

Newport News - The primary properties comprising our Newport News operating segment are located in Newport News, Virginia.

Our Newport News facilities are located on approximately 550 acres that we own near the mouth of the James River, which adjoins the Chesapeake Bay, the premier deep-water harbor on the east coast of the United States. Our Newport News shipyard is one of the largest in the United States. It is the sole designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two shipyards capable of designing and building nuclear-powered submarines for the U.S. Navy. The shipyard also provides services for naval and commercial vessels.

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

Technical Solutions - The properties comprising our Technical Solutions operating segment are located throughout the United States. Our properties located in Virginia Beach, Virginia; Mayport and Panama City, Florida; San Diego, California; Bremerton, Washington; and Honolulu, Hawaii, primarily provide fleet support services. Properties located in Huntsville, Alabama; Fairfax, Virginia; Orlando, Florida; San Antonio, Texas; and Aberdeen, Maryland, primarily provide integrated missions solutions services. Properties located in Broomfield, Colorado, and Newport News, Virginia, primarily provide nuclear and environmental services. A property located in Houston, Texas provides oil and gas services.
We believe that our physical facilities and equipment are generally well maintained, in good operating condition, and satisfactory for our current needs. While our physical facilities and equipment are adequate for our current needs, we have initiated capital expenditure programs at our Ingalls and Newport News segments that will make us more competitive and enable us to meet future obligations under our shipbuilding programs.

ITEM 3. LEGAL PROCEEDINGS

U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of our company, and the results of such investigations may lead to administrative, civil, or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, or compensatory, treble, or other damages. U.S. Government regulations provide that certain findings against a contractor may also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Any suspension or debarment would likely have a material adverse effect on us because of our reliance on government contracts.

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

In June 2015, the DoJ informed us that it is investigating the matters we disclosed to the DoD in January 2013. In July 2015, the DoJ requested information from us, and we are cooperating with the DoJ’s requests and have provided certain information to the DoJ. Depending upon the outcome of this matter, we could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material effect on our consolidated financial position, results of operations, or cash flows. Given the current stage of our discussions with the DoJ, we are currently unable to estimate the ultimate outcome of this matter.

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

In January 2011, the U.S. Department of Justice ("DoJ") first informed us through Northrop Grumman of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint we received alleged that, through largely unspecified fraudulent means, we and Northrop Grumman obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which we and Northrop Grumman were not entitled to recovery under the contracts. The Complaint sought monetary damages of at least $835 million, plus penalties, attorneys' fees and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

In July 2012, the District Court entered an order permitting us to disclose certain information not included in the redacted copy of the Complaint received by us, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. In December 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. In February 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. We filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters were stayed pending resolution of those motions. In June 2015, the District Court granted our motion to disqualify Holmes as relator, dismissed the case as to Holmes, and entered final judgment in favor of us. Holmes appealed the District Court's decision to the U.S. Court of Appeals for the Fifth Circuit, and, in March 2016, the Court of Appeals affirmed the District Court's decision. Holmes filed a petition for writ of certiorari with the Supreme Court of the United States, seeking review of the Fifth Circuit decision. That petition was denied in October 2016, and the matter is now concluded.
In 2015, we received a Civil Investigative Demand from the DoJ relating to an investigation of certain allegedly non-conforming parts we purchased from one of our suppliers for use in connection with U.S. Government contracts. We have cooperated with the DoJ in connection with its investigation. In 2016, we were made aware that we are a defendant in a False Claims Act lawsuit filed under seal in the U.S. District Court for the Middle District of Florida related to our purchase of the allegedly non-conforming parts from the supplier. Depending upon the outcome of this matter, we could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. The matter remains sealed and given the current posture of the matter, we are unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

We and our predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, in which former and current employees and various third parties allege exposure to asbestos-containing materials while on, or associated with, our premises or while working on vessels constructed or repaired by us. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos-related conditions. In some cases, several of our former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to us for our liability and that of our former executive officers. Although we believe the ultimate resolution of current cases will not have a material effect on our consolidated financial position, results of operations, or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

We and our predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the “Republic”) since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, we filed an arbitral statement of claim asserting breaches of the contract and $173 million in damages plus substantial interest and litigation expenses. In July 2014, the Republic filed in the arbitration a statement of defense denying all our allegations and a counterclaim alleging late redelivery of the frigates, unfinished work, and breach of warranty and asserting damages of $61 million plus interest. An arbitration hearing was held in January 2015, and we cannot predict when the arbitration panel will render a decision. No assurances can be provided regarding the ultimate outcome of this matter.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 10, 2017, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	57	President and Chief Executive Officer
Brian J. Cuccias	60	Executive Vice President and President, Ingalls Shipbuilding
Jerri F. Dickseski	54	Executive Vice President, Communications
William R. Ermatinger	53	Executive Vice President and Chief Human Resources Officer
Edgar A. Green III	51	Executive Vice President and President, Technical Solutions
Christopher D. Kastner	53	Executive Vice President, Business Management and Chief Financial Officer
Matthew J. Mulherin	57	Executive Vice President and President, Newport News Shipbuilding
Nicolas G. Schuck	43	Corporate Vice President, Controller and Chief Accounting Officer
Michael S. Smith	43	Executive Vice President, Strategy and Development
Mitchell B. Waldman	56	Executive Vice President, Government and Customer Relations
Kellye L. Walker	50	Executive Vice President and General Counsel
D. R. Wyatt	58	Corporate Vice President and Treasurer

C. Michael Petters, President and Chief Executive Officer - Mr. Petters has been our President and Chief Executive Officer since March 2011. Prior to that and from 2008, Mr. Petters was President of Northrop Grumman Shipbuilding ("NGSB"). Before that and from 2004, he was President of Northrop Grumman Newport News. Since joining Newport News Shipbuilding and Dry Dock Company in 1987, Mr. Petters' responsibilities have included oversight of the Virginia-class submarine program, the nuclear-powered aircraft carrier programs, aircraft carrier refueling and overhaul, submarine fleet maintenance, commercial and naval ship repair, human resources and business and technology development. Mr. Petters holds a B.S. in Physics from the U.S. Naval Academy and an M.B.A. from the College of William and Mary.

Brian J. Cuccias, Executive Vice President and President, Ingalls Shipbuilding - Mr. Cuccias has been Executive Vice President and President, Ingalls Shipbuilding, since April 2014. Prior to that and from February 2011, he served in several different positions at our Ingalls Shipbuilding segment, including Vice President, Program Management, Vice President, Amphibious Ship Programs, and Vice President, Large Deck Amphibious Ships. From 2008 to February 2011, Mr. Cuccias was Vice President, Surface Combatants for NGSB. After joining a predecessor of Northrop Grumman in 1979, he held a variety of positions, including assistant to the group vice president of Avondale Industries, sector vice president, material for Northrop Grumman Ship Systems, and DDG(X) and DDG 1000 program manager and vice president. Mr. Cuccias holds a B.S. in Accounting from the University of South Alabama.

Jerri F. Dickseski, Executive Vice President, Communications - Ms. Dickseski has been Executive Vice President, Communications since March 2011. In this position, she is responsible for our communications strategy and execution. From 2008 to 2011, Ms. Dickseski served as Sector Vice President of Communications for NGSB. From 2001 to 2008, she was Director of Communications at Northrop Grumman Newport News. She joined Newport News Shipbuilding Inc. in 1991. Ms. Dickseski holds both a B.A. and an M.A. in English from Old Dominion University.

William R. Ermatinger, Executive Vice President and Chief Human Resources Officer - Mr. Ermatinger has been Executive Vice President and Chief Human Resources Officer since March 2011. Prior to that and from 2008, Mr. Ermatinger was Sector Vice President of Human Resources and Administration for NGSB. In that position, he was responsible for all NGSB human resources and administration activities. Since joining a predecessor of Northrop Grumman in 1987, Mr. Ermatinger has held several human resources management positions with increasing responsibility, including Vice President of Human Resources and Administration of Northrop Grumman Newport News. Mr. Ermatinger holds a B.A. in Political Science from the University of Maryland Baltimore County.

Edgar A. Green III, Executive Vice President and President, Technical Solutions - Mr. Green was appointed Executive Vice President and President, Technical Solutions in December 2016.  Prior to that and from January 2015, he served as Corporate Vice President, Corporate Development.  From January 2013 to January 2015, Mr. Green served as Vice President, Component Manufacturing, for Newport News Shipbuilding, and, from March 2011 to January 2013, he served as Corporate Vice President, Investor Relations, of HII.  Prior to joining HII in 2011, Mr. Green served as Vice President of Investor Relations at Celanese Corp. Before that he was an investment banker and research analyst at Wells Fargo, where he covered the defense and aerospace industry, and a manufacturing plant engineer and maintenance manager at Eaton Corp.’s Truck Components Division.  Mr. Green also served as a U.S. Navy nuclear submarine officer.  He holds a B.S. in Systems Engineering from the U.S. Naval Academy and an M.B.A. from Duke University.

Christopher D. Kastner, Executive Vice President, Business Management and Chief Financial Officer - Mr. Kastner was elected Executive Vice President, Business Management and Chief Financial Officer effective March 2016. From August 2012 until he assumed his current position, Mr. Kastner served as Corporate Vice President and General Manager, Corporate Development. Prior to that and from March 2011, he served as Vice President and Chief Financial Officer of our Ingalls Shipbuilding segment. Before that and from 2008, Mr. Kastner served as Vice President, Business Management and Chief Financial Officer of NGSB, Gulf Coast, and served as Vice President, Contracts and Risk Management of Northrop Grumman Ship Systems from 2006 to 2008. Prior to that, he held several positions at other Northrop Grumman businesses, including Corporate Director of Strategic Transactions. Mr. Kastner holds a B.A. in Political Science from the University of California at Santa Barbara and an M.B.A from Pepperdine University.

Matthew J. Mulherin, Executive Vice President and President, Newport News Shipbuilding - Mr. Mulherin has been Executive Vice President and President, Newport News Shipbuilding since March 2011. From 2008 until he assumed his current position, Mr. Mulherin was Sector Vice President and General Manager, Newport News for NGSB. Since joining Newport News Shipbuilding and Dry Dock Company in 1981, Mr. Mulherin has had a variety of responsibilities, including serving as Vice President of the CVNX program, Vice President of the CVN 21 program, and Vice President of Programs for the Newport News operations, where he successfully led the aircraft carrier design and construction programs, carrier refueling and overhaul programs, and the submarine program. Mr. Mulherin holds a B.S. in Civil Engineering from Virginia Polytechnic Institute and State University.

Nicolas G. Schuck, Corporate Vice President, Controller and Chief Accounting Officer - Mr. Schuck was appointed Corporate Vice President, Controller and Chief Accounting Officer effective August 2015. Prior to that, he was Assistant Controller at our Newport News Shipbuilding division. Prior to that and since joining us in January 2012, he served as Corporate Assistant Controller. From December 2009 until December 2011, Mr. Schuck served as Director, Finance at ManTech International Corporation, a provider of technologies and solutions for national security programs for the intelligence community and other U.S. federal government customers. Prior to that, he worked for PricewaterhouseCoopers and Arthur Andersen. Mr. Schuck attended the National Institute of Economics and Accounting in Paris. He holds a bachelor's degree and a master's degree in accounting and finance and is a certified public accountant.

Michael S. Smith, Executive Vice President, Strategy and Development - Mr. Smith was appointed Executive Vice President, Strategy and Development, effective March 2016.  Prior to that and since joining HII in 2014, he served as Corporate Vice President, Business Growth, and, more recently, as Corporate Vice President, Corporate Development-Nuclear and Environmental Services.  Prior to joining us, Mr. Smith worked ten years at BAE Systems, most recently as Sector Vice President, Business Development, Strategy and Planning, for the Support Solutions sector.  Prior to BAE, he worked at Marsh USA, Inc. as a leader of the company’s nuclear risk practice and then as vice president for insurance services.  Mr. Smith also served five years as a surface warfare officer in the U.S. Navy.  He holds a B.S. in Industrial Engineering and a Master’s Degree in Engineering Management from Stanford University.

Mitchell B. Waldman, Executive Vice President, Government and Customer Relations - Mr. Waldman has been Executive Vice President, Government and Customer Relations since March 2011. In this position, he is responsible for the development and management of our government and customer affairs programs. From 2009 to 2011, Mr. Waldman served as Vice President of Business Development of Advanced Programs and Technology for Northrop Grumman's Aerospace Systems sector. Prior to that position, he served as Northrop Grumman's Corporate Director for Acquisition Policy from 2008. From 2003 to 2008, Mr. Waldman served as National Security Advisor for former Sen. Trent Lott. Prior to that, he held various senior executive positions within the Department of the Navy, including Deputy Assistant Secretary of the Navy (Ships). He holds a B.S. in Mechanical Engineering from the University of Florida and a J.D. from Catholic University.

Kellye L. Walker, Executive Vice President and General Counsel - Ms. Walker was elected Executive Vice President and General Counsel effective January 2015. In this position, she has overall leadership responsibility for our law department and outside counsel.  Prior to joining us, Ms. Walker was with American Water Works Company, Inc., serving as Chief Administrative Officer, General Counsel and Secretary from September 2010 through May 2014. She served as their Senior Vice President, General Counsel and Secretary from January 2010 through January 2015. From February 2007 to June 2009, Ms. Walker served as Senior Vice President and General Counsel of Diageo North America, Inc., the largest operating company of Diageo plc. From February 2003 to December 2006, she served as Senior Vice President, General Counsel and Secretary of BJ’s Wholesale Club, Inc., a leading warehouse club operator. Ms. Walker also served as a partner with the law firm of Hill & Barlow in Boston, Massachusetts, and as a partner and/or associate with the law firms of Chaffe, McCall, Phillips, Toler & Sarpy in New Orleans, Louisiana, and Boult, Cummings, Connors & Berry in Nashville, Tennessee. Ms. Walker holds a B.S. in Business Administration, Marketing from Louisiana Tech University and a J.D. from Emory University School of Law.

D. R. Wyatt, Corporate Vice President and Treasurer - Mr. Wyatt has been Corporate Vice President and Treasurer since March 2011. Prior to that, he was Director of Business Management at NGSB where he was responsible for aircraft carriers, carrier fleet support, and energy business. Prior to his appointment as Director of Business Management, Mr. Wyatt served as Treasurer of Newport News Shipbuilding Inc., Assistant Treasurer and Manager of Finance, and has held various positions in the financial area, including cost estimating, cost control, accounting, financial analysis, and government accounting. He has extensive Treasury experience, including responsibility for corporate finance, cash management, risk management and all financings, capital structure, capital market interface, rating agency relationships, cash and financial forecasting, working capital management, short term investments, pension asset management, and insurance and loss control. Mr. Wyatt holds a B.S. in Economics from Hampden-Sydney College and an M.B.A. from Old Dominion University.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2016		2015
	High	Low	High	Low
January through March	$138.52	$121.41	$144.00	$109.42
April through June	$168.03	$137.35	$142.99	$111.38
July through September	$174.09	$149.11	$128.22	$102.76
October through December	$187.96	$146.75	$136.55	$103.58

Stockholders

The approximate number of common stockholders was 18,114 as of February 10, 2017.

Dividends

Quarterly cash dividends per common share for the most recent two years were as follows:

	2016	2015
January through March	$0.50	$0.40
April through June	$0.50	$0.40
July through September	$0.50	$0.40
October through December	$0.60	$0.50

The terms of our Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) limit our ability to pay dividends. See Note 14: Debt in Item 8.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on May 3, 2017, in Newport News, Virginia.

Stock Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in our common stock on January 1, 2012, to the Standard & Poor's ("S&P") 500 Index and the S&P 500 Aerospace and Defense Index.

(1)	The cumulative total return assumes reinvestment of dividends.

(2)	The total return is weighted according to market capitalization of each company at the beginning of each year.

(3)
The S&P 500 Aerospace & Defense Index is comprised of Arconic, Inc., The Boeing Company, General Dynamics Corporation, L-3 Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, Rockwell Collins, Inc., Textron, Inc., TransDigm Group Incorporated, and United Technologies Corporation, among other companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2014, our board of directors authorized an increase in our stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. In October 2015, our board of directors authorized an increase in our stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information by month relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2016 through October 31, 2016	94,999	$156.65	94,999	$541.8
November 1, 2016 through November 30, 2016	133,587	155.56	133,587	521.0
December 1, 2016 through December 31, 2016	24,180	177.97	24,180	516.7
Total	252,766	$158.11	252,766	$516.7

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

	Year Ended December 31
($ in millions, except per share amounts)	2016	2015	2014	2013	2012
Sales and service revenues	$7,068	$7,020	$6,957	$6,820	$6,708
Goodwill impairment	—	75	47	—	—
Operating income (loss)	858	769	655	512	358
Net earnings (loss)	573	404	338	261	146
Total assets	6,352	6,024	6,239	6,190	6,353
Long-term debt (1)	1,278	1,273	1,562	1,665	1,740
Total long-term obligations	3,356	3,260	3,562	3,277	4,302
Net cash provided by (used in) operating activities	822	861	755	260	332
Free cash flow (2)	537	673	590	121	170
Dividends declared per share	$2.10	$1.70	$1.00	$0.50	$0.10
Basic earnings (loss) per share	$12.24	$8.43	$6.93	$5.25	$2.96
Diluted earnings (loss) per share	$12.14	$8.36	$6.86	$5.18	$2.91

(1) Long-term debt does not include the current portion of long-term debt, which is included in current liabilities.
(2) Free cash flow is a non-GAAP financial measure and represents cash from operating activities less capital expenditures. See Liquidity and Capital Resources in Item 7 for more information on this measure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls and Newport News segments in Mississippi and Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Technical Solutions segment provides a wide range of professional services, including fleet support, integrated missions solutions, nuclear and environmental, and oil and gas services. Headquartered in Newport News, Virginia, HII employs approximately 37,000 people operating both domestically and internationally.

We conduct most of our business with the U.S. Government, principally the DoD. As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment.

The following discussion should be read along with the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Business Environment

In August 2011, the BCA established limits on U.S. Government discretionary spending, including a reduction of defense spending by approximately $487 billion for fiscal years 2012 through 2021. The BCA also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period, to the extent that discretionary spending limits are exceeded, and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard.

The BBA 2015 provided sequestration relief for fiscal years 2016 and 2017, but sequestration remains in effect for fiscal years 2018 through 2021. Long-term uncertainty remains with respect to overall levels of defense spending, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure despite the President's recent executive order indicating the new Administration's desire to increase investment in readiness and modernization.

We cannot predict the impact that sequestration cuts or reprioritization of readiness and modernization investment may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures that result from sequestration will have serious negative consequences for the security of our country, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. Congress and the new Administration continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

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

The United States' engagement in combating terrorism around the world, coupled with the need to modernize U.S. military forces, has driven DoD funding levels since 2001. In March 2014, the DoD released its Report of the Quadrennial Defense Review ("QDR"), a legislatively-mandated review of military strategy and priorities that shapes defense funding over the ensuing four years. The QDR built upon the 2012 Defense Strategic Guidance, prioritizing three strategic pillars: defending the homeland; building security globally by projecting U.S. influence and deterring aggression; and remaining prepared to win decisively against any adversary should deterrence fail. Guided by this updated defense strategy, DoD plans to rebalance the military over the next decade and put it on a sustainable path to protect and advance U.S. interests and sustain U.S. global leadership. The new Administration has also announced that it intends to undertake a review to assess readiness conditions, including training, equipment maintenance, munitions, modernization, and infrastructure, to guide the development of a budget amendment for fiscal year 2017, as well as budget requests for fiscals years 2018 and 2019.

We expect that the DoD execution of its strategy will require an affordable balance between investments in current missions and investments in new capabilities to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its capabilities, while still facing additional budget cuts from sequestration. While the BBA 2015 provided sequestration relief for fiscal years 2016 and 2017, it is unclear how sequestration could impact programs for 2018 and beyond. BCA spending caps could have a significant impact on future spending plans for defense and non-defense discretionary programs. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations, or cash flows, including revenues, goodwill, and long-lived assets.

In July 2016, the U.S. Navy released its 2017 Shipbuilding Plan (the "2017 Plan"), which anticipates a fleet of 308 ships comprised of 12 ballistic missile submarines, 11 nuclear-powered aircraft carriers, 48 nuclear-powered attack submarines, 88 large multi-mission surface combatants, 52 small multi-role surface combatants, 34 amphibious landing ships, 29 combat logistics force ships, and 34 support vessels. The 2017 Plan also notes that the Chief of Naval Operations and Commandant of the Marine Corps have determined that the force structure required to support a 2.0 Marine Expeditionary Brigade assault echelon is 38 amphibious ships, but due to budget pressures the 2017 Plan only supported an inventory of 34 active amphibious ships. The 2017 Plan also emphasized the requirement to replace submarines of the Ohio class as they retire. This would require that the lead Columbia class (SSBN 826) submarine be purchased in fiscal year 2021, with the second ship of the class to be purchased in fiscal year 2024, followed by funding of one Columbia class (SSBN 826) submarine each year between 2026 and 2035.

In December 2016, the U.S. Navy released the findings of a year-long Force Structure Assessment that was developed to determine the right balance of existing forces, the ships currently under construction, and the future procurement plans needed to address the ever-evolving and increasingly complex threats that the Navy is required to counter. Notably, the Force Structure Assessment did not present a desired force size the U.S. Navy would pursue if resources were not constrained; it reflected a force level that balances warfighting risk to equipment and personnel against available resources and recommends a force size that can reasonably achieve success. Accordingly, the Force Structure Assessment reflects an objective force of 355 ships, comprised of 12 aircraft carriers, 104 large surface combatants, 52 small surface combatants, 38 amphibious warfare ships, 66 attack submarines, 12 ballistic missile submarines, 32 combat logistics ships, 10 expeditionary/high speed transports, 6 expeditionary support bases, and 23 command and support ships. It remains unclear whether the 2016 Force Structure Assessment will have any bearing on the outcome of the new Administration’s assessment of readiness conditions, including training, equipment maintenance, munitions, modernization, and infrastructure, that will guide the development of a budget amendment for fiscal year 2017, as well as budget requests for fiscals years 2018 and 2019.

The shipbuilding defense industry, as characterized by its competitors, customers, suppliers, potential entrants, and substitutes, is unique in many ways. It is heavily capital and skilled labor intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by a supplier base that has trended toward exclusive providers. Smaller shipyards, however, have entered the market to build the U.S. Navy's littoral combat ship. The U.S. Navy must compete with other national priorities, including other defense activities and entitlement programs, for a share of federal budget funding.

The DoD continues to adjust its procurement practices, requirements criteria, and source selection methodology in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. The most recent initiatives, included in the September 2014 BBP 3.0, are organized into eight major areas: achieve affordable programs; achieve dominant capabilities while controlling lifecycle costs; incentivize productivity in industry and government; incentivize innovation in industry and government; eliminate unproductive processes and bureaucracy; promote effective competition; improve tradecraft in acquisition of services; and improve the professionalism of the total acquisition workforce. While the impact to our business resulting from these initiatives remains uncertain, they could have a material impact on current programs, as well as new business opportunities with the DoD. See Risk Factors in Item 1A.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 94%, 95%, and 94% of our revenues for the years ended December 31, 2016, 2015, and 2014, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 6%, 5%, and 6% of our revenues for the years ended December 31, 2016, 2015, and 2014, respectively, were generated from firm fixed-price arrangements.

Contract Fees - Negotiated contract fee structures for both flexibly-priced and firm fixed-price contracts include: fixed fee amounts, cost sharing arrangements to reward or penalize contractors for under or over cost target performance, respectively, positive award fees, and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, percentage-of-completion of the contract, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Award Fees - Certain contracts contain award fees based on performance criteria such as cost, schedule, quality, and technical performance. Award fees are determined and earned based on an evaluation by the customer of our performance against such negotiated criteria. Fees that we are reasonably assured of collecting and can be reasonably estimated are recorded over the performance period of the contract.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates by management in its application. The development and selection of these critical accounting policies have been determined by our management. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain of the assumptions used in these policies, it is possible that different parties could choose different assumptions and reach different conclusions. We consider the policies relating to the following matters to be critical accounting policies:

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

For the years ended December 31, 2016, 2015, and 2014, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Year Ended December 31
($ in millions)	2016	2015	2014
Gross favorable adjustments	$297	$304	$253
Gross unfavorable adjustments	(73)	(65)	(31)
Net adjustments	$224	$239	$222

For the year ended December 31, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on USS John P. Murtha (LPD 26), the Virginia class (SSN 774) submarine program, Portland (LPD 27), the Legend class NSC program, and the Arleigh Burke class (DDG 51) destroyer program. During the same period, unfavorable cumulative catch-up adjustments included lower performance on the RCOH of USS Abraham Lincoln (CVN 72) and construction of Gerald R. Ford (CVN 78), as well as other individually insignificant adjustments.

For the year ended December 31, 2015, favorable cumulative catch-up adjustments were primarily related to risk retirement on the Virginia class (SSN 774) submarine program, the Legend class NSC program, and the San Antonio class (LPD 17) program, including delivered ships, the resolution of outstanding contract changes on the America class (LHA 6) program and the RCOH of USS Theodore Roosevelt (CVN 71), and contract impacts of the Aon litigation settlement. During the same period, unfavorable cumulative catch-up adjustments included lower performance on Gerald R. Ford (CVN 78), as well as other individually insignificant adjustments.

For the year ended December 31, 2014, favorable cumulative catch-up adjustments were primarily related to risk retirement on the Virginia class (SSN 774) submarine program, the Legend class NSC program, the San Antonio class (LPD 17) program, including delivered LPD ships, and the construction contract for Gerald R. Ford (CVN 78). During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

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

Purchase Accounting, Goodwill, and Intangible Assets
Goodwill - Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill as of December 31, 2016 and 2015, was $1,234 million and $956 million, respectively.

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

November 30, 2016 Impairment Test - In connection with our annual goodwill impairment test, we tested goodwill for each of our four reporting units. As a result of our annual goodwill impairment test, we determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2016.

In conjunction with the realignment of our operations on December 1, 2016, we allocated goodwill among new and realigned reporting units based on the relative fair values of the reporting units being realigned. As a result, during the fourth quarter of 2016, we performed a quantitative assessment of goodwill immediately after the realignment for each of the reporting units impacted by our realignment. Based on this quantitative assessment no impairment charge was necessary as a result of the realignment.

November 30, 2015 and December 31, 2015 Impairment Tests - We performed our annual goodwill impairment test as of November 30, 2015, and, while the annual impairment test did not result in an impairment, considering the limited excess fair value of goodwill over its carrying value in our Oil and Gas reporting unit and the continued decline in oil prices and related industry activity levels, we performed an interim assessment of goodwill as of December 31, 2015. Our determination of fair value as of December 31, 2015, considered industry events that occurred in the period since our annual goodwill impairment test, as well as the updated long term outlook for this reporting unit. Those events included continued deterioration in the oil and gas markets, numerous industry-wide project deferrals, and capital spending cuts announced by industry leaders. The analysis concluded the fair value of this reporting unit was less than its carrying value as of December 31, 2015, and we recorded a goodwill impairment charge of $16 million at our Oil and Gas reporting unit in our Technical Solutions segment in the fourth quarter of 2015. We determined that the estimated fair values of our remaining reporting units significantly exceeded their corresponding carrying values as of November 30, 2015.

May 31, 2015 Impairment Test - We continuously monitor industry events and changes in circumstances in the industries in which our reporting units conduct business. In consideration of the Oil and Gas reporting unit’s sensitivity to developments within its industry, the continued decline in crude oil prices, significant reductions in its customer capital spending plans, and project delays, we concluded an interim goodwill impairment test was necessary to determine whether it was more likely than not that the fair value of our Oil and Gas reporting unit was still higher than its carrying value as of May 31, 2015. Our assessment considered the aforementioned changes to expectations that were considered as part of our annual goodwill impairment test as of November 30, 2014. As a result of our analysis, we recorded a $59 million goodwill impairment charge at our Oil and Gas reporting unit in our Technical Solutions segment in the second quarter of 2015.

November 30, 2014 Impairment Test - We performed our annual goodwill impairment testing as of November 30, 2014, and determined that goodwill at our Oil and Gas reporting unit in our Technical Solutions segment was impaired by $47 million. The goodwill impairment charge was primarily driven by the drop in oil prices and the resulting decrease in industry market multiples. We determined that the estimated fair values of our remaining reporting units significantly exceeded their corresponding carrying values as of November 30, 2014.

Other Intangible Assets - We perform tests for impairment of amortizable intangible assets whenever events or circumstances suggest that amortizable intangible assets may be impaired.

December 31, 2015 Impairment Test - We performed an impairment test as of December 31, 2015, on the amortizable intangible assets that arose from the UPI acquisition, which reside in our Oil and Gas reporting unit within our Technical Solutions segment. The Oil and Gas asset group’s long-lived intangible assets consist primarily of customer relationships and, to a lesser degree, trade name and developed technology. We performed our impairment test considering the latest market conditions and expectations, as well as lower anticipated revenue and profitability. Based on the nature of UPI's intangible assets, we performed the recoverability test at the reporting unit level. In connection with the recoverability test, we reevaluated the remaining useful lives of the intangible assets and determined the total undiscounted pretax cash flows generated by the reporting unit over the remaining useful life of the primary asset, customer relationships. The carrying amount of the reporting unit was greater than the total undiscounted pretax cash flows, and, as a result, the intangible assets were written down by $27 million, charged against cost of sales and service revenues within income from operations at our Oil and Gas reporting unit in our Technical Solutions segment.

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

Asset Retirement Obligations - We record all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and contractual lease restoration obligations. Recorded amounts as of December 31, 2016 and 2015, were $19 million and $18 million, respectively, and consist primarily of obligations associated with the wind down of shipbuilding operations at our Avondale facility. See Note 2: Summary of Significant Accounting Policies in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2016, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of these facilities may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and these obligations have therefore not been included in our consolidated financial statements.

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

Retirement related benefit plan costs are allocated to our U.S. Government contracts as allowable costs based upon CAS. We recover our CAS costs through the pricing of products and services on U.S. Government contracts so that the CAS cost is recognized in segment product sales and service revenues and in the costs of those product sales and service revenues. In order to present our consolidated financial statements in accordance with FAS, we record the difference between our FAS expense and CAS cost (“FAS/CAS Adjustment”) as operating income (loss) within general and administrative expenses. For the years ended December 31, 2016, 2015, and 2014, our CAS costs in excess of FAS expenses were $145 million, $104 million, and $72 million, respectively.

The minimum funding requirements for our qualified pension plans are determined under the Employee Retirement Income Security Act of 1974 ("ERISA"), which is primarily based on the year's expected service cost and amortization of other previously unfunded liabilities. Effective January 1, 2011, we were subject to the funding requirements under the Pension Protection Act of 2006 ("PPA"), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year. PPA also introduced a variety of benefit restrictions that apply if a plan falls below certain funded percentages, as defined by the Internal Revenue Code. In funding our plans, we consider various factors, including the minimum funding requirements, maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated funding levels of each plan.

During 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") was enacted. MAP-21 included provisions for potential pension relief to plan sponsors in the form of higher interest rate assumptions that were used to determine minimum funding requirements. The relief derived from these provisions was to be phased out to lower levels over the next few years. The enactment of the Highway and Transportation Funding Act (“HATFA”) in 2014 and BBA 2015 successively provided for the continuation of higher interest rate assumptions used to determine minimum funding requirements and extended the pension relief phase-out period. We consider the effects of legislation such as MAP-21, HATFA, and BBA 2015 in the context of current year and future projected funded status levels in deciding the level of contributions to make to our plans each year.

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

Taking into consideration the factors noted above, our weighted average discount rate for pensions was 4.47% and 4.73% as of December 31, 2016 and 2015, respectively. Our weighted average discount rate for other postretirement benefits was 4.38% and 4.58% as of December 31, 2016 and 2015, respectively.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, and is based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. Historical plan asset performance alone has inherent limitations in predicting future returns. While studies are helpful in understanding past and current trends and performance, the assumption is based more on long-term prospective views to avoid short-term market influences. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year. We used a 7.50% expected long-term rate of return assumption to record 2016 and 2015 pension expense. Our 2017 expected long-term rate of return assumption is 7.25%, a decrease of 0.25% from 2016, based on our updated view of portfolio and market expectations.

Mortality - Mortality assumptions are used to determine the retirement related benefit obligations and expense, and represent the likelihood and duration of benefit payments to plan participants based on historical experience and projected longevity. We periodically update our mortality assumptions as circumstances warrant. If the IRS publishes updated mortality tables for funding purposes, our pension contributions might be affected.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences from actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2016, the actual return on assets was approximately 6.9%, which was less than the expected return assumption of 7.5%. For the year ended December 31, 2016, the weighted average discount rates for our pension and other postretirement benefit plans decreased by 26 and 20 basis points, respectively. These differences in asset returns and discount rates resulted in an actuarial loss of $25 million and an actuarial loss of $241 million, respectively, as of December 31, 2016.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pensions:

($ in millions)	Increase (Decrease) in 2017 Expense	Increase (Decrease) in December 31, 2016 Obligations
25 basis point decrease in discount rate	$21	$228
25 basis point increase in discount rate	(20)	(216)
25 basis point decrease in expected return on assets	13
25 basis point increase in expected return on assets	(13)

Assuming a 7.25% expected return on asset assumption, a $50 million pension contribution is generally expected to favorably impact the current year expected return on assets by approximately $2 million, depending on the timing of the contribution.

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

Through 2013, CAS required the pension interest rate to be consistent with the expected long-term rate of return on assets assumption, which changed infrequently given its long-term nature. As a result, short-term changes in bond or other interest rates generally did not impact CAS costs. Under Harmonization the liability used to determine CAS cost is developed by comparing the liability under the previous CAS methodology and assumptions to a liability based on a discount rate derived from yields on high quality bonds. When Harmonization is fully phased in, the greater of the two liabilities will be used for CAS cost calculations. Generally, liabilities based on a discount rate of high quality bonds will be higher than liabilities calculated prior to Harmonization. The four year phase in period that will be completed in 2017 requires the use of a blend of the pre and post Harmonization liabilities.

Other FAS and CAS Pension Considerations - A key driver of the difference between FAS expense and CAS cost (and consequently the FAS/CAS Adjustment) is the pattern of earnings and expense recognition for actuarial gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net actuarial gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 12 years. Under CAS, actuarial gains and losses were amortized over a 15-year period without regard to a corridor approach. Under Harmonization, the amortization period for CAS changed to 10 years for actuarial gains and losses beginning in 2013. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS actual asset gains and losses are systematically smoothed over five years, subject to certain limitations. For FAS, we do not use this smoothing method, and instead use fair value in determining our FAS expense. Accordingly, FAS expense generally reflects recent asset gains and losses sooner than CAS.

Additionally, CAS cost is only recognized for plans that are not fully funded as defined under CAS. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS cost will change accordingly.

The FAS/CAS Adjustment in 2016 and 2015 was a net benefit of $145 million and $104 million, respectively. The favorable change was primarily driven by the continued phase-in of Harmonization. The FAS/CAS Adjustment in 2014 was a net benefit of $72 million. The favorable change from 2014 to 2015 was driven by the phase-in of Harmonization and better than expected 2014 asset returns, partially offset by higher FAS expense primarily due to lower discount rates at the end of 2014. Our projected 2017 FAS/CAS Adjustment is discussed in Consolidated Operating Results - Operating Income.

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

Management reviews independently appraised values, audited financial statements, and additional pricing information to evaluate the NAV or its equivalent. For the limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value. See Note 18: Employee Pension and Other Postretirement Benefits, in Item 8.

Accumulated Other Comprehensive Income - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive income along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 18: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial losses as of December 31, 2016 and 2015 were $1,583 million and $1,412 million, respectively. The increase in these actuarial losses in 2016 was primarily driven by a decrease in the discount rates used to determine benefit obligations, which accounted for $241 million, and by 2016 actual asset returns being less than expected by $25 million, and $78 million of amortization of previously unrecognized actuarial losses.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2016 and 2015 were $(18) million and $(19) million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The decrease in unrecognized prior service costs (credits) in 2016 primarily resulted from amortization of previously accumulated prior service costs (credits).

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans and participate in federally administered second injury workers' compensation funds. We estimate the required liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. Our workers' compensation liability was discounted at 2.54% and 2.12% as of December 31, 2016 and 2015, respectively, based on future payment streams and a risk-free rate. We estimate a 100 basis points increase or decrease in the discount rate would change our workers' compensation liability by $(46) million and $56 million, respectively. The workers' compensation benefit obligation on an undiscounted basis was $835 million and $825 million as of December 31, 2016 and 2015, respectively.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for information related to accounting standards updates.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
Sales and service revenues	$7,068	$7,020	$6,957	$48	1%	$63	1%
Cost of product sales and service revenues	5,608	5,517	5,540	91	2%	(23)	—%
Income (loss) from operating investments, net	6	10	11	(4)	(40)%	(1)	(9)%
Other income and gains	15	—	—	15	—%	—	—%
General and administrative expenses	623	669	726	(46)	(7)%	(57)	(8)%
Goodwill impairment	—	75	47	(75)	(100)%	28	60%
Operating income (loss)	858	769	655	89	12%	114	17%
Interest expense	74	137	149	(63)	(46)%	(12)	(8)%
Other income	—	—	1	—	—%	(1)	(100)%
Federal and foreign income taxes	211	228	169	(17)	(7)%	59	35%
Net earnings (loss)	$573	$404	$338	$169	42%	$66	20%

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

Cost of sales for both product sales and service revenues consists of materials, labor, and subcontracting costs, as well as an allocation of indirect costs for overhead. We manage the type and amount of costs at the contract level, which is the basis for estimating our total costs at completion of our contracts. Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts are described in our analysis.

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
Product sales	$5,631	$5,665	$5,712	$(34)	(1)%	$(47)	(1)%
Service revenues	1,437	1,355	1,245	82	6%	110	9%
Sales and service revenues	$7,068	$7,020	$6,957	$48	1%	$63	1%

2016 - Product sales in 2016 decreased $34 million, or 1%, from 2015. Product sales at our Ingalls segment increased $138 million in 2016, primarily as a result of higher volumes in surface combatants, partially offset by lower volumes in the Legend class NSC program. Newport News product sales decreased $275 million in 2016, primarily as a result of lower volumes in aircraft carriers. Technical Solutions product sales increased $103 million in 2016, primarily as a result of higher volumes in nuclear and environmental products.

Service revenues in 2016 increased $82 million, or 6%, from 2015. Service revenues at our Ingalls segment increased $63 million in 2016, as a result of higher volumes in surface combatants and amphibious assault ships services. Service revenues at our Newport News segment increased $65 million in 2016, primarily as a result of higher volumes in submarines and naval nuclear support services. Service revenues at our Technical Solutions segment decreased $46 million in 2016, primarily due to lower volumes in nuclear and environmental, fleet support, and oil and gas services, partially offset by higher volumes in integrated mission solutions services following the acquisition of Camber.

2015 - Product sales in 2015 decreased $47 million, or 1%, from 2014. Product sales at our Ingalls segment decreased $115 million in 2015, primarily due to lower volumes in amphibious assault ships and the Legend class NSC program, partially offset by higher volumes in surface combatants. Newport News product sales increased $45 million in 2015, as a result of higher volumes in submarines, partially offset by lower volumes in aircraft carriers. Technical Solutions product sales increased $23 million in 2015, as a result of higher volumes in nuclear and environmental fabrication.

Service revenues in 2015 increased $110 million, or 9%, from 2014. Service revenues at our Ingalls segment increased $17 million in 2015, as a result of higher volumes in surface combatants services. Service revenues at our Newport News segment increased $126 million in 2015, primarily driven by higher volumes in naval nuclear support services. Service revenues at our Technical Solutions segment decreased $33 million in 2015, primarily due to lower volumes in nuclear and environmental services, partially offset by higher volumes in fleet support services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
Cost of product sales	$4,380	$4,319	$4,489	$61	1%	$(170)	(4)%
% of product sales	77.8%	76.2%	78.6%	—		—
Cost of service revenues	1,228	1,198	1,051	30	3%	147	14%
% of service revenues	85.5%	88.4%	84.4%	—		—
Income (loss) from operating investments, net	6	10	11	(4)	(40)%	(1)	(9)%
Other income and gains	15	—	—	15	—%	—	—%
General and administrative expenses	623	669	726	(46)	(7)%	(57)	(8)%
% of total sales and service revenues	8.8%	9.5%	10.4%	—		—
Goodwill impairment	—	75	47	(75)	(100)%	28	60%
Cost of sales and service revenues	$6,210	$6,251	$6,302	$(41)	(1)%	$(51)	(1)%

Cost of Product Sales

2016 - Cost of product sales in 2016 increased $61 million, or 1%, compared to 2015. Cost of product sales at our Ingalls segment increased $194 million in 2016, primarily as a result of the impact in 2015 of the settlement of the Aon litigation and the volume changes described above, partially offset by higher risk retirement in the San Antonio class (LPD 17) program. Cost of product sales at our Newport News segment decreased $220 million in 2016, primarily as a result of the volume changes described above, partially offset by lower risk retirement in the Virginia class (SSN 774) submarine program. Cost of product sales at our Technical Solutions segment increased $87 million in 2016, primarily due to the higher volumes described above. Cost of product sales as a percentage of product sales increased from 76.2% in 2015 to 77.8% in 2016, primarily driven by the impact in 2015 of the settlement of the Aon litigation and lower risk retirement in the Virginia class (SSN 774) submarine program, partially offset by higher risk retirement in the San Antonio class (LPD 17) program.

2015 - Cost of product sales in 2015 decreased $170 million, or 4%, compared to 2014. Cost of product sales at our Ingalls segment decreased $225 million in 2015, primarily due to the settlement of the Aon litigation and the lower sales volumes described above. Cost of product sales at our Newport News segment increased $34 million in 2015, primarily due to the higher sales volumes described above and year-to-year variances in contract mix. Cost of product sales at our Technical Solutions segment increased $21 million in 2015, primarily due to the higher sales volumes described above. Cost of product sales as a percentage of product sales decreased from 78.6% in 2014 to 76.2% in 2015, primarily driven by the settlement of the Aon litigation, higher performance in amphibious assault ships, and year-to-year variances in contract mix, partially offset by lower performance in aircraft carriers.

Cost of Service Revenues

2016 - Cost of service revenues in 2016 increased $30 million, or 3%, compared to 2015. Cost of service revenues at our Ingalls segment increased $66 million in 2016, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Newport News segment increased $32 million in 2016, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Technical Solutions segment decreased $68 million in 2016, as a result of the intangible asset impairment charge in 2015 and the lower sales volumes described above. Cost of service revenues as a percentage of service revenues declined from 88.4% in 2015 to 85.5% in 2016, primarily driven by the intangible asset impairment charge in 2015, improved performance in fleet support services in 2016, and year-to-year variances in contract mix.

2015 - Cost of service revenues in 2015 increased $147 million, or 14%, compared to 2014. Cost of service revenues at our Ingalls segment increased $15 million in 2015, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Newport News segment increased $119 million in 2015, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Technical Solutions segment increased $13 million in 2015, primarily as a result of the intangible asset impairment charge, partially offset by the lower sales volumes described above. Cost of service revenues as a percentage of service revenues increased from 84.4% in 2014 to 88.4% in 2015, primarily driven by the intangible asset impairment charge and lower performance in oil and gas services, as well as lower performance in aircraft carriers services and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

2016 - Income from operating investments, net decreased $4 million, or 40%, to $6 million in 2016 from $10 million in 2015. The decrease resulted from lower equity income from our Savannah River Nuclear Solutions, LLC investment.

2015 - Income from operating investments, net decreased $1 million, or 9%, to $10 million in 2015 from $11 million in 2014. The decrease resulted from lower equity income from our Savannah River Nuclear Solutions, LLC investment.

Other Income and Gains

2016 - Other income and gains increased $15 million in 2016 compared to 2015. The increase resulted from state and local government grants at our Newport News segment.

General and Administrative Expenses

In accordance with industry practice and the regulations that govern the cost accounting requirements for government contracts, most general and administrative expenses are considered allowable and allocable costs on government contracts. These costs are allocated to contracts in progress on a systematic basis, and contract performance factors include this cost component as an element of cost.

2016 - General and administrative expenses in 2016 decreased $46 million, or 7%, compared to 2015. This decrease was primarily driven by favorable changes in the FAS/CAS Adjustment and lower current state tax expense.

2015 - General and administrative expenses in 2015 decreased $57 million, or 8%, compared to 2014. This decrease was primarily the result of a favorable change in the FAS/CAS Adjustment and lower overhead costs, offset by the inclusion of UPI and higher state tax expense.

Impairment of Goodwill

As discussed above under Critical Accounting Policies, Estimates and Judgments, we perform impairment tests for goodwill as of November 30 each year, or when evidence of potential impairment exists. We record a charge to operations when we determine that an impairment has occurred.

We recorded goodwill impairment charges in 2015 and 2014 of $75 million and $47 million, respectively, in our Technical Solutions segment. See Note 12: Goodwill and Other Purchased Intangible Assets in Item 8.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance, and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income," which is defined as operating income before the FAS/CAS Adjustment and non-current state income taxes, neither of which affects segment performance, because neither is an allowable cost under our U.S. Government contracts. Segment operating income is not a recognized measure under GAAP.  When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, operating income or any other performance measure presented in accordance with GAAP. It is a measure we use to evaluate our core operating performance.  We believe segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies.

The following table reconciles segment operating income to operating income:

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
Segment operating income (loss)	$715	$667	$585	$48	7%	$82	14%
FAS/CAS Adjustment	145	104	72	41	39%	32	44%
Non-current state income taxes	(2)	(2)	(2)	—	—%	—	—%
Operating income (loss)	$858	$769	$655	$89	12%	$114	17%

Segment Operating Income

2016 - Segment operating income in 2016 was $715 million, compared to $667 million in 2015. The increase was primarily due to the goodwill and intangible asset impairment charges in the Technical Solutions segment in 2015, higher risk retirement on the San Antonio class (LPD 17) program, favorable changes in overhead cost, and the receipt of a local government incentive grant, partially offset by the impact in 2015 of the settlement of the Aon litigation, lower risk retirement in the Virginia class (SSN 774) submarine program, and lower volume and lower risk retirement on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72).

2015 - Segment operating income in 2015 was $667 million, compared to $585 million in 2014. The increase was primarily due to the settlement of the Aon litigation, higher performance and volumes in submarines, and higher performance on amphibious assault ships, partially offset by the goodwill and intangible asset impairment charges in the Technical Solutions segment and lower performance on aircraft carriers.

Activity within each segment is discussed under Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
FAS expense	$(161)	$(168)	$(155)	$7	4%	$(13)	(8)%
CAS cost	306	272	227	34	13%	45	20%
FAS/CAS Adjustment	$145	$104	$72	$41	39%	$32	44%

2016 - The FAS/CAS Adjustment in 2016 was a net benefit of $145 million, compared to a net benefit of $104 million in 2015. The favorable change was primarily driven by the continued phase-in of Harmonization.

2015 - The FAS/CAS Adjustment in 2015 was a net benefit of $104 million, compared to a net benefit of $72 million in 2014. The favorable change was driven by the phase-in of Harmonization and better than expected 2014 asset returns, partially offset by higher FAS expense primarily due to lower discount rates at the end of 2014.

We expect the FAS/CAS Adjustment in 2017 to be a net benefit of approximately $198 million ($167 million FAS and $365 million CAS), primarily driven by the continued phase-in of Harmonization. The expected FAS/CAS Adjustment is subject to change during 2017, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with updated census data and other items later in the year.

Non-current State Income Taxes

Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in state uncertain tax positions in the relevant period. These amounts are recorded within operating income. Current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

2016 - Non-current state income tax expense remained constant at $2 million in 2016 and 2015. Deferred state income tax expense in 2016 was $8 million as compared to deferred state income tax expense of less than $1 million in 2015. The increase in deferred state income tax expense was primarily attributable to changes in the timing of contract taxable income and pension related adjustments. In 2016, the decrease in state uncertain tax positions resulted in a net tax benefit of $6 million, as compared to $2 million of tax expense in 2015. The state uncertain tax position was settled through agreement with the applicable taxing authority and was partially offset by the recognition of a non-current state tax expense in a different jurisdiction impacted by the results of the settlement. See Note 13: Income Taxes.

2015 - The non-current state income tax expense remained constant at $2 million in 2015 and 2014. Non-current state income tax expense in 2015 was primarily attributable to changes in the timing of contract taxable income and pension related adjustments, partially offset by a reduction in the valuation allowance for state tax credit carryforwards.

Interest Expense

2016 - Interest expense in 2016 was $74 million, compared to $137 million in 2015. The decrease was primarily a result of refinancing $600 million principal amount of 7.125% senior notes with 5.000% senior notes and repayment in 2015 of credit facility term loans, as well as the loss on early extinguishment of debt in 2015. See Note 14: Debt in Item 8.

2015 - Interest expense in 2015 was $137 million, compared to $149 million in 2014. The decrease was primarily a result of refinancing $600 million principal amount of 6.875% senior notes with 5.000% senior notes and repayment in full of the term loans, partially offset by loss on early extinguishment of debt. See Note 14: Debt in Item 8.

Federal and Foreign Income Taxes

2016 - Our effective tax rate on earnings from continuing operations was 26.9% in 2016, compared to 36.1% in 2015. The decrease in our effective tax rate for 2016 was primarily attributable to the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, a re-measurement of uncertain tax positions that resulted in a decrease in cumulative unrecognized tax benefits, and the goodwill impairment that was recorded in 2015. See Note 13: Income Taxes.

2015 - Our effective tax rate on earnings from continuing operations was 36.1% in 2015, compared to 33.3% in 2014. The increase in our effective tax rate for 2015 was primarily attributable to adjustments to the domestic manufacturing deduction and an increase in the goodwill impairment that is not amortizable for tax purposes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions. We established the Technical Solutions segment in the fourth quarter of 2016 in conjunction with our acquisition of Camber and realignment of management oversight of operations to enhance strategic and operational alignment among our services businesses. As a result of this realignment, our non-nuclear fleet support and nuclear and environmental services were transferred from our Newport News segment to our Technical Solutions segment. Our oil and gas services were transferred from our Other segment to our Technical Solutions segment, and our Other segment was dissolved. We have reflected the 2016 realignment in prior reporting periods on a retrospective basis, which has resulted in the transfer of revenue, operating profit, assets, and liabilities between our Technical Solutions, Newport News, and Other segments. None of these changes impacted our previously reported consolidated financial position, results of operations, or cash flows.

On December 1, 2016, we completed the acquisition of Camber. In 2015, we completed the acquisition of USG, and, in 2014, we completed the acquisitions of UPI and SN3. We report the post-acquisition results of operations, financial position, and cash flows of Camber, USG, UPI, and SN3 as part of our Technical Solutions segment.

Segment operating results are presented in the following table:

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,389	$2,188	$2,286	$201	9%	$(98)	(4)%
Newport News	4,089	4,298	4,126	(209)	(5)%	172	4%
Technical Solutions	691	616	627	75	12%	(11)	(2)%
Intersegment eliminations	(101)	(82)	(82)	(19)	(23)%	—	—%
Sales and service revenues	$7,068	$7,020	$6,957	$48	1%	$63	1%
Operating Income (Loss)
Ingalls	$321	$379	$229	$(58)	(15)%	$150	66%
Newport News	386	401	389	(15)	(4)%	12	3%
Technical Solutions	8	(113)	(33)	121	107%	(80)	(242)%
Segment operating income (loss)	715	667	585	48	7%	82	14%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	145	104	72	41	39%	32	44%
Non-current state income taxes	(2)	(2)	(2)	—	—%	—	—%
Operating income (loss)	$858	$769	$655	$89	12%	$114	17%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including the FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to EAC that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Ingalls

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,389	$2,188	$2,286	$201	9%	$(98)	(4)%
Segment operating income (loss)	321	379	229	(58)	(15)%	150	66%
As a percentage of segment sales	13.4%	17.3%	10.0%

Sales and Service Revenues

2016 - Ingalls revenues, including intersegment sales, increased $201 million, or 9%, in 2016 compared to 2015, primarily driven by higher revenues in surface combatants and amphibious assault ships, partially offset by lower revenues in the Legend class NSC program. Surface combatants revenues increased due to higher volumes on Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and planning yard services, partially offset by lower volume on John Finn (DDG 113) in connection with its delivery in 2016. The increase in amphibious assault ships revenues was due to higher volumes on Fort Lauderdale (LPD 28), Tripoli (LHA 7), and Bougainville (LHA 8), partially offset by lower volumes on Portland (LPD 27) and USS John P. Murtha (LPD 26) following its delivery in 2016. Revenues on the Legend class NSC program decreased due to delivery of USCGC James (NSC 5) in 2015 and lower volume on Munro (NSC 6), partially offset by higher volume on Midgett (NSC 8).

2015 - Ingalls revenues, including intersegment sales, decreased $98 million, or 4%, in 2015 compared to 2014, driven by lower revenues in amphibious assault ships and the Legend class NSC program, partially offset by higher revenues in surface combatants. The decrease in amphibious assault ships revenues was due to lower volumes on USS John P. Murtha (LPD 26), Portland (LPD 27), and USS America (LHA 6), partially offset by higher volume on Tripoli (LHA 7). Revenues on the Legend class NSC program decreased due to lower volumes on USCGC Hamilton (NSC 4) and USCGC James (NSC 5), partially offset by higher volumes on Kimball (NSC 7) and Midgett (NSC 8). Surface combatants revenues increased due to higher volumes on Delbert D. Black (DDG 119) and Frank E. Petersen Jr. (DDG 121), partially offset by lower volumes in the Zumwalt class (DDG 1000) destroyer program.

Segment Operating Income

2016 - Ingalls operating income in 2016 was $321 million, compared to income of $379 million in 2015. The decrease was primarily due to the impact in 2015 of the settlement of the Aon litigation and lower risk retirement on the America class (LHA 6) program, partially offset by higher risk retirement on USS John P. Murtha (LPD 26), Portland (LPD 27), and Ralph Johnson (DDG 114).

2015 - Ingalls operating income in 2015 was $379 million, compared to income of $229 million in 2014. The increase was primarily due to the Aon litigation settlement, the resolution of outstanding contract changes and higher performance on the America class (LHA 6) program, as well as higher performance on the Legend class NSC program, partially offset by the lower volumes described above.

Newport News

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
Sales and service revenues	$4,089	$4,298	$4,126	$(209)	(5)%	$172	4%
Segment operating income (loss)	386	401	389	(15)	(4)%	12	3%
As a percentage of segment sales	9.4%	9.3%	9.4%

Sales and Service Revenues

2016 - Newport News revenues, including intersegment sales, decreased $209 million, or 5%, in 2016 compared to 2015, primarily driven by lower revenues in aircraft carriers. Aircraft carriers revenues decreased primarily as a result of lower volumes on Gerald R. Ford (CVN 78) and the execution contract for the RCOH of USS Abraham Lincoln (CVN 72), partially offset by higher volumes on John F. Kennedy (CVN 79) and the advance planning contract for the RCOH of USS George Washington (CVN 73). Submarines revenues related to the Virginia class (SSN 774) submarine program were relatively constant in 2016 compared to 2015 due to higher volumes on Block IV boats and USS John Warner (SSN 785) post-shakedown availability services, offset by lower volumes on Block III boats.

2015 - Newport News revenues, including intersegment sales, increased $172 million, or 4%, in 2015 compared to 2014, primarily driven by higher revenues in submarines and naval nuclear support services, partially offset by lower revenues in aircraft carriers. Submarines revenues related to the Virginia class (SSN 774) submarine program were higher due to higher volumes on Block IV boats, partially offset by lower volumes on Block III boats. Higher revenues in naval nuclear support services were primarily due to higher volumes associated with aircraft carrier support services. Aircraft carrier revenues decreased due to lower volumes on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72) and the construction contract for Gerald R. Ford (CVN 78), partially offset by higher volume on the construction contract for John F. Kennedy (CVN 79).

Segment Operating Income

2016 - Newport News operating income in 2016 was $386 million, compared to income of $401 million in 2015. The decrease was primarily due to lower risk retirement in the Virginia class (SSN 774) submarine program, lower volume and lower risk retirement on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72) and lower volume on Gerald R. Ford (CVN 78), partially offset by favorable changes in overhead cost, and higher volumes on John F. Kennedy (CVN 79) and the RCOH of USS George Washington (CVN 73), as well as the receipt of a local government incentive grant.

2015 - Newport News operating income in 2015 was $401 million, compared to income of $389 million in 2014. The increase was due to higher volumes and performance on the Virginia class (SSN 774) submarine program and the resolution of outstanding contract changes on the RCOH of USS Theodore Roosevelt (CVN 71), partially offset by lower performance on the construction contract for Gerald R. Ford (CVN 78) and lower volumes in aircraft carriers RCOH programs.

Technical Solutions

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
Sales and service revenues	$691	$616	$627	$75	12%	$(11)	(2)%
Segment operating income (loss)	8	(113)	(33)	121	107%	(80)	(242)%
As a percentage of segment sales	1.2%	(18.3)%	(5.3)%

Sales and Service Revenues

2016 - Technical Solutions revenues, including intersegment sales, for the year ended December 31, 2016, increased $75 million, or 12%, compared to 2015, primarily due to higher nuclear and environmental and fleet support revenues, as well as the acquisition of Camber, partially offset by lower revenues in oil and gas services. Nuclear and environmental revenues increased due to higher volumes and the resolution of outstanding contract changes on a commercial contract, partially offset by lower volumes associated with environmental remediation programs.

2015 - Technical Solutions revenues, including intersegment sales, for the year ended December 31, 2015, decreased $11 million, or 2%, compared to 2014, primarily due to lower nuclear and environmental and oil and gas revenues, partially offset by higher fleet support revenues.

Segment Operating Income

2016 - Operating income in the Technical Solutions segment for the year ended December 31, 2016, was $8 million, compared to an operating loss of $113 million in 2015. The increase was primarily due to goodwill and intangible asset impairment charges in 2015 and the resolution of outstanding contract changes on a nuclear and environmental commercial contract.

2015 - Operating loss in the Technical Solutions segment for the year ended December 31, 2015, was $113 million, compared to an operating loss of $33 million in 2014. The increased loss was primarily due to higher goodwill and intangible asset impairment charges in 2015 and lower performance in oil and gas services.

BACKLOG

Total backlog as of December 31, 2016, was approximately $21 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,033	$692	$6,725	$5,153	$1,290	$6,443
Newport News	5,799	7,127	12,926	5,759	9,449	15,208
Technical Solutions	712	661	1,373	347	64	411
Total backlog	$12,544	$8,480	$21,024	$11,259	$10,803	$22,062

We expect approximately 30% of the $21 billion total backlog as of December 31, 2016, to be converted into sales in 2017. U.S. Government orders comprised substantially all of the backlog as of December 31, 2016 and 2015.

Awards

2016 - The value of new contract awards during the year ended December 31, 2016, was approximately $5.2 billion. Significant new awards during this period included contracts for the detail design and construction of Fort Lauderdale (LPD 28), the construction of NSC 9 (unnamed), planning, advanced engineering, and procurement of long-lead material for Bougainville (LHA 8), and additional advance planning for the RCOH of USS George Washington (CVN 73).

2015 - The value of new contract awards during the year ended December 31, 2015, was approximately $7.6 billion. Significant new awards in 2015 included contracts for detail design and construction for John F. Kennedy (CVN 79), construction of Midgett (NSC 8), continued construction of Gerald R. Ford (CVN 78), and advance planning for the RCOH of USS George Washington (CVN 73).

LIQUIDITY AND CAPITAL RESOURCES

We endeavor to ensure the most efficient conversion of operating results into cash for deployment in operating our businesses, implementing our business strategy, and maximizing stockholder value. We use various financial measures to assist in capital deployment decision making, including net cash provided by operating activities and free cash flow. We believe these measures are useful to investors in assessing our financial performance.

We elected to early adopt ASU 2016-09, as of January 1, 2016. Accordingly, income tax benefits resulting from stock award settlement activity were reported as operating activities in our consolidated statements of cash flows. Prior year tax benefits were retrospectively adjusted in our consolidated statements of cash flows to conform to the current year presentation. In accordance with the new standard, we will continue to present all cash payments made to taxing authorities on behalf of employees for withheld shares as financing activities in our consolidated statements of cash flows.

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Year Ended December 31			2016 over 2015		2015 over 2014
($ in millions)	2016	2015	2014	Dollars	Percent	Dollars	Percent
Net earnings (loss)	$573	$404	$338	$169	42%	$66	20%
Depreciation and amortization	191	188	205	3	2%	(17)	(8)%
Stock-based compensation	36	43	34	(7)	(16)%	9	26%
Deferred income taxes	85	(15)	(22)	100	667%	7	32%
Retiree benefit funding less than (in excess of) expense	(44)	32	(4)	(76)	(238)%	36	900%
Insurance proceeds for investing purposes	—	(21)	—	21	100%	(21)	—%
Impairment of goodwill and intangible assets	—	102	47	(102)	(100)%	55	117%
Loss on early extinguishment of debt	—	44	37	(44)	(100)%	7	19%
Trade working capital decrease (increase)	(19)	84	120	(103)	(123)%	(36)	(30)%
Net cash provided by (used in) operating activities	$822	$861	$755	$(39)	(5)%	$106	14%

Cash Flows

We discuss below our major operating, investing, and financing activities for each of the three years in the period ended December 31, 2016, as classified in our consolidated statements of cash flows.

Operating Activities

2016 - Cash provided by operating activities was $822 million in 2016, compared to $861 million in 2015. The decrease of $39 million in operating cash flow was primarily due to higher funding of retiree benefit plans, a change in trade working capital, and the impact in 2015 of the settlement of the Aon litigation. The change in trade working capital was primarily driven by accounts receivable and accounts payable due to timing of receipts and payments, respectively.

We expect cash generated from operations in 2017, in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

2015 - Cash provided by operating activities was $861 million in 2015, compared to $755 million in 2014. The favorable change of $106 million in operating cash flow was primarily due to proceeds from the Aon litigation settlement and a change in funding of retiree benefit plans, partially offset by higher payments for income taxes and a change in trade working capital. The change in trade working capital was primarily driven by accounts receivable and accounts payable due to timing of receipts and payments, respectively.

Investing Activities

2016 - Cash used in investing activities was $653 million in 2016, an increase of $512 million from 2015. The change in investing cash flow was driven by the acquisition of Camber in 2016, higher capital expenditures in 2016, the sale of the Gulfport Composite Center of Excellence in March 2015, and proceeds in 2015 from the Aon litigation settlement.

For 2017, we expect our capital expenditures for maintenance and sustainment to be approximately 2.0% to 2.5% of annual revenues and our discretionary capital expenditures to be approximately 2.5% to 3.0% of annual revenues.

2015 - Cash used in investing activities was $141 million in 2015, a decrease of $296 million from 2014. The favorable change in investing cash flow was driven by the 2014 acquisitions of UPI and SN3, the sale of the Gulfport Composite Center of Excellence in March 2015, and proceeds from the Aon litigation settlement.

Financing Activities

2016 - Cash used in financing activities in 2016 was $343 million, compared to $816 million used in 2015. The change was primarily due to decreases of $449 million of debt related expenditures, $38 million of common stock repurchases, and $3 million in employee tax withholdings on share-based payment arrangements, partially offset by an additional $17 million of cash dividend payments in 2016 compared to 2015.

2015 - Cash used in financing activities in 2015 was $816 million, compared to $371 million used in 2014. The increase was primarily due to an additional $316 million of long-term debt repayment, $94 million of repurchases of common stock, $32 million of cash dividend payments, $11 million of debt related expenditures, as well as a $6 million decrease in excess tax benefit related to stock based compensation and a $2 million decrease in proceeds from stock options exercised.

Free Cash Flow

Free cash flow represents cash provided by (used in) operating activities less capital expenditures. Free cash flow is not a measure recognized under GAAP. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. We believe free cash flow is an important liquidity measure for our investors because it provides them insight into our current and period-to-period performance and our ability to generate cash from continuing operations. We also use free cash flow as a key operating metric in assessing the performance of our business and as a key performance measure in evaluating management performance and determining incentive compensation. Free cash flow may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2016	2015	2014
Net cash provided by (used in) operating activities	$822	$861	$755
Less:
Capital expenditures	(285)	(188)	(165)
Free cash flow	$537	$673	$590

2016 - Free cash flow decreased $136 million from 2015, primarily due to capital expenditures, higher funding of retiree benefit plans, a change in trade working capital, and the impact in 2015 of the settlement of the Aon litigation.

2015 - Free cash flow increased $83 million from 2014, primarily due to proceeds from the Aon litigation settlement and a change in funding of retiree benefit plans, partially offset by higher payments for income taxes, capital expenditures, and a change in trade working capital.

Retirement Related Benefit Plan Contributions

ERISA, including amendments under pension relief, defines the minimum amount that must be contributed to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the plans' funded statuses. If the IRS publishes updated mortality tables for funding purposes, our pension contributions could be affected. We made the following minimum and discretionary contributions to our pension and other postretirement plans in the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31
($ in millions)	2016	2015	2014
Pension plans
Discretionary
Qualified	$167	$99	$123
Non-qualified	6	4	3
Other benefit plans	32	33	33
Total contributions	$205	$136	$159

We made discretionary contributions to our qualified defined benefit pension plans totaling $167 million, $99 million, and $123 million in the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016 and 2015, our qualified pension plans were funded 83% and 84%, respectively, on a FAS basis. As of December 31, 2016 and 2015, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to develop respective obligations for these two different purposes. We expect our 2017 cash contributions to our qualified defined benefit pension plans to be $290 million, all of which we anticipate will be discretionary and are exclusive of CAS cost recoveries in our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

Other postretirement benefit contributions were $32 million, $33 million, and $33 million in 2016, 2015, and 2014, respectively. We expect our 2017 contributions to our other postretirement benefit plans to be approximately $37 million, which are exclusive of CAS cost recoveries in our contracts. Contributions for postretirement benefits are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In November 2016, our board of directors authorized an increase in our quarterly cash dividend to $0.60 per share. The board previously increased the quarterly cash dividend to $0.50 per share in October 2015 and $0.40 per share in October 2014. We paid cash dividends totaling $98 million ($2.10 per share), $81 million ($1.70 per share), and $49 million ($1.00 per share) in the years ended December 31, 2016, 2015, and 2014, respectively.

In October 2015, our board of directors authorized an increase in our existing stock repurchase program to $1,200 million of our common stock. The board previously authorized an increase in our existing stock repurchase program from $300 million to $600 million in October 2014. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2016, the Company settled for cash $2 million of shares repurchased in the prior year. For the years ended December 31, 2016, 2015, and 2014, we repurchased 1,266,192, 1,987,550, and 1,407,729 shares, respectively, at aggregate costs of $192 million, $234 million, and $138 million, respectively.

Additional Capital - In November 2015, we issued $600 million aggregate principal amount of 5.000% senior notes due November 2025, the net proceeds from which were used to repurchase our 7.125% senior notes due in 2021. In December 2014, we issued $600 million aggregate principal amount of 5.000% senior notes due December 2021, the net proceeds from which were used to repurchase our 6.875% senior notes due in 2018. Interest on our senior notes is payable semi-annually.

In July 2015, we entered into the Amended Credit Facility with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 13, 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio, which may vary between 1.25% and 2.00%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on our leverage ratio. As of December 31, 2016, approximately $25 million in letters of credit were issued but undrawn under the revolving credit facility, and the remaining $1,225 million was unutilized.

We made term loan payments of $395 million during the year ended December 31, 2015, using cash generated from operations.

We were in compliance with all debt-related covenants as of and during the year ended December 31, 2016. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

CONTRACTUAL OBLIGATIONS

As of December 31, 2016, our total outstanding long-term debt was $1,278 million, consisting of senior notes and other third-party debt. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

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

The following table presents our contractual obligations as of December 31, 2016, and the related estimated timing of future cash payments:

($ in millions)	Total	2017	2018 - 2019	2020 - 2021	2022 and beyond
Long-term debt	$1,305	$—	$—	$600	$705
Interest payments on long-term debt	498	71	142	138	147
Operating leases	201	40	64	42	55
Purchase obligations (1)	2,600	1,387	941	254	18
Other long-term liabilities (2)	745	130	145	101	369
Total contractual obligations	$5,349	$1,628	$1,292	$1,135	$1,294

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

(2)
Other long-term liabilities primarily consist of total accrued workers' compensation reserves, deferred compensation, and other miscellaneous liabilities, of which $217 million is the current portion of workers' compensation liabilities. It excludes obligations for uncertain tax positions of $3 million, for which the timing of the payments, if any, cannot be reasonably estimated.

The above table excludes retirement related contributions. Amounts for retirement related contributions depend on plan provisions, actuarial assumptions, actual plan asset performance, and other factors described above under Retirement Related Benefit Plans under Critical Accounting Policies, Estimates and Judgments and under Liquidity and Capital Resources.

Further details regarding long-term debt and operating leases can be found in Note 14: Debt and Note 16: Commitments and Contingencies in Item 8.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2016, $25 million in standby letters of credit were issued but undrawn and $356 million of surety bonds were outstanding.

As of December 31, 2016, we had no other significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 2: Summary of Significant Accounting Policies and Note 16: Commitments and Contingencies in Item 8.

GLOSSARY OF PROGRAMS

Included below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

Program Name	Program Description

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We delivered USS America (LHA 6) in April 2014, and Tripoli (LHA 7) is currently under construction.

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered John Finn (DDG 113), and we are currently constructing Ralph Johnson (DDG 114). In June 2013, we were awarded a multi-year contract for construction of five additional Arleigh Burke class (DDG 51) destroyers. The first three ships of that award, Paul Ignatius (DDG 117), Delbert D. Black (DDG 119), and Frank E. Petersen Jr. (DDG 121), are currently under construction.

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS Abraham Lincoln (CVN 72) is currently undergoing RCOH and advance planning efforts for USS George Washington (CVN 73) are in process in preparation for the expected start of its RCOH in 2017.

Columbia class (SSBN 826) submarines
The U.S. Navy has committed to designing the Columbia class (SSBN 826) submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines, which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines. The Columbia class (SSBN 826) program currently anticipates 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DOD signed the acquisition decision memorandum approving the Columbia class (SSBN 826) program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We continue to perform design work as a subcontractor to Electric Boat, and we have entered into a team agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. The team agreement is subject to the U.S. Navy's concurrence. Construction of the first Columbia class (SSBN 826) submarine is expected to begin in 2021, with procurement of long-lead-time materials and advance construction beginning prior to that time.

Fleet support services
Provide comprehensive life-cycle sustainment services to the U.S. Navy fleet and other DoD and commercial maritime customers. We provide services including maintenance, modernization, and repair on all ship classes; naval architecture, marine engineering, and design; integrated logistics support; technical documentation development; warehousing, asset management, and material readiness; operational and maintenance training development and delivery; software design and development; IT infrastructure support and data delivery and management; and cyber security and information assurance. We provide undersea vehicle and specialized craft development and prototyping services.

Gerald R. Ford class (CVN 78) aircraft carriers
Design and construction for the Ford class program, which is the aircraft carrier replacement program for USS Enterprise (CVN 65) and Nimitz class (CVN 68) aircraft carriers. Gerald R. Ford (CVN 78), the first ship of the Ford class, is currently under construction. In June 2015, we were awarded a contract for the detail design and construction of John F. Kennedy (CVN 79), following several years of engineering, advance construction, and purchase of long-lead time components and material. This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

Integrated missions solutions services
Provide services including high-end information technology and mission-based solutions to DoD, intelligence, and federal civilian customers. Services include agile software engineering, development, and integration; Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR") engineering and software integration; mobile application development and network engineering; modeling, simulation, and training; force protection and emergency management training and exercises; unmanned systems development, integration, operations, and maintenance; and mission-oriented intelligence, surveillance, and reconnaissance analytics.

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The plan is for a total of nine ships, of which the first six ships have been delivered. Kimball (NSC 7) and Midgett (NSC 8) are currently under construction.

Naval nuclear support services
Provide services to and in support of the U.S. Navy, ranging from services supporting the Navy's carrier and submarine fleets to maintenance services at U.S. Navy training facilities. Naval nuclear support services include design, construction, maintenance, and disposal activities for in service U.S. Navy nuclear ships worldwide through mobile and in-house capabilities. Services include maintenance services on nuclear reactor prototypes.

Nuclear and environmental services
Provide services in nuclear management and operations, and nuclear and non-nuclear fabrication and repair. We provide site management, nuclear and industrial facilities operations and maintenance, decontamination and decommissioning, and radiological and hazardous waste management services. We provide services, including fabrication, equipment repair, and technical engineering services. Participate in a joint venture, Savannah River Nuclear Solutions, LLC, which provides site management and operations at the DoE's Savannah River Site near Aiken, South Carolina.

Oil and gas services
Deliver engineering, procurement, and construction management services to the oil and gas industry for major pipeline, production, and treatment facilities. These services include full life-cycle services for domestic and international projects, from concept identification through detail design, execution and construction, and decommissioning. Related field services include survey, inspection, commissioning and start-up, operations and maintenance, and optimization and debottlenecking.

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2013, we delivered USS Somerset (LPD 25), and in 2016, we delivered USS John P. Murtha (LPD 26). We are currently constructing Portland (LPD 27) and Fort Lauderdale (LPD-28). The San Antonio class (LPD 17) currently includes a total of 11 ships.

USS Enterprise (CVN 65)	Defuel and inactivate the world's first nuclear-powered aircraft carrier, which began in 2013.

Virginia class (SSN 774) fast attack submarines
Construct attack submarines as the principal subcontractor to Electric Boat. The Virginia class (SSN 774) is a post-Cold War design tailored to excel in a wide range of warfighting missions, including anti-submarine and surface ship warfare; special operation forces; strike; intelligence, surveillance, and reconnaissance; carrier and expeditionary strike group support; and mine warfare.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily related to interest rates and foreign currency exchange rates.

Interest Rates - Our financial instruments potentially subject to interest rate risk include floating rate borrowings under our Amended Credit Facility. Our $1,250 million revolving facility under our Amended Credit Facility was undrawn as of December 31, 2016.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of December 31, 2016, the fair values of our outstanding foreign currency forward contracts were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Ingalls Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 16, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 16, 2017

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(in millions, except per share amounts)	2016	2015	2014
Sales and service revenues
Product sales	$5,631	$5,665	$5,712
Service revenues	1,437	1,355	1,245
Sales and service revenues	7,068	7,020	6,957
Cost of sales and service revenues
Cost of product sales	4,380	4,319	4,489
Cost of service revenues	1,228	1,198	1,051
Income (loss) from operating investments, net	6	10	11
Other income and gains	15	—	—
General and administrative expenses	623	669	726
Goodwill impairment	—	75	47
Operating income (loss)	858	769	655
Other income (expense)
Interest expense	(74)	(137)	(149)
Other, net	—	—	1
Earnings (loss) before income taxes	784	632	507
Federal and foreign income taxes	211	228	169
Net earnings (loss)	$573	$404	$338

Basic earnings (loss) per share	$12.24	$8.43	$6.93
Weighted-average common shares outstanding	46.8	47.9	48.8

Diluted earnings (loss) per share	$12.14	$8.36	$6.86
Weighted-average diluted shares outstanding	47.2	48.3	49.3

Net earnings (loss) from above	$573	$404	$338
Other comprehensive income (loss)
Change in unamortized benefit plan costs	(172)	34	(558)
Other	(1)	(5)	—
Tax benefit (expense) for items of other comprehensive income	67	(12)	217
Other comprehensive income (loss), net of tax	(106)	17	(341)
Comprehensive income (loss)	$467	$421	$(3)

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2016	2015
Assets
Current Assets
Cash and cash equivalents	$720	$894
Accounts receivable, net	1,164	1,074
Inventoried costs, net	210	285
Prepaid expenses and other current assets	48	31
Total current assets	2,142	2,284
Property, Plant, and Equipment
Land and land improvements	252	242
Buildings and leasehold improvements	1,752	1,579
Machinery and other equipment	1,410	1,315
Capitalized software costs	199	180
	3,613	3,316
Accumulated depreciation and amortization	(1,627)	(1,489)
Property, plant, and equipment, net	1,986	1,827
Other Assets
Goodwill	1,234	956
Other intangible assets, net of accumulated amortization of $488 million as of 2016 and $465 million as of 2015	548	495
Long-term deferred tax assets	314	336
Miscellaneous other assets	128	126
Total other assets	2,224	1,913
Total assets	$6,352	$6,024

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2016	2015
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$316	$317
Accrued employees’ compensation	241	215
Current portion of postretirement plan liabilities	147	143
Current portion of workers’ compensation liabilities	217	227
Advance payments and billings in excess of revenues	166	125
Other current liabilities	256	247
Total current liabilities	1,343	1,274
Long-term debt	1,278	1,273
Pension plan liabilities	1,116	1,001
Other postretirement plan liabilities	431	423
Workers’ compensation liabilities	441	460
Other long-term liabilities	90	103
Total liabilities	4,699	4,534
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 52.6 million issued and 46.2 million outstanding as of December 31, 2016, and 52.0 million issued and 46.9 million outstanding as of December 31, 2015	1	1
Additional paid-in capital	1,964	1,978
Retained earnings (deficit)	1,323	848
Treasury stock	(684)	(492)
Accumulated other comprehensive income (loss)	(951)	(845)
Total stockholders’ equity	1,653	1,490
Total liabilities and stockholders’ equity	$6,352	$6,024

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2016	2015	2014
Operating Activities
Net earnings (loss)	$573	$404	$338
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	163	154	166
Amortization of purchased intangibles	23	26	28
Amortization of debt issuance costs	5	8	11
Stock-based compensation	36	43	34
Deferred income taxes	85	(15)	(22)
Proceeds from insurance settlement related to investing activities	—	(21)	—
Impairment of goodwill and intangible assets	—	102	47
Loss on early extinguishment of debt	—	44	37
Change in
Accounts receivable	(22)	(41)	140
Inventoried costs	75	54	53
Prepaid expenses and other assets	(17)	(31)	7
Accounts payable and accruals	(41)	97	(86)
Retiree benefits	(44)	32	(4)
Other non-cash transactions, net	(14)	5	6
Net cash provided by (used in) operating activities	822	861	755
Investing Activities
Additions to property, plant, and equipment	(285)	(188)	(165)
Proceeds from disposition of assets	4	32	—
Acquisitions of businesses, net of cash received	(372)	(6)	(272)
Proceeds from insurance settlement related to investing activities	—	21	—
Net cash provided by (used in) investing activities	(653)	(141)	(437)
Financing Activities
Proceeds from issuance of long-term debt	—	600	600
Repayment of long-term debt	—	(995)	(679)
Debt issuance costs	—	(21)	(12)
Tender premiums and fees related to early extinguishment of debt	—	(33)	(31)
Dividends paid	(98)	(81)	(49)
Repurchases of common stock	(194)	(232)	(138)
Employee taxes on certain share-based payment arrangements	(51)	(54)	(64)
Proceeds from stock option exercises	—	—	2
Net cash provided by (used in) financing activities	(343)	(816)	(371)
Change in cash and cash equivalents	(174)	(96)	(53)
Cash and cash equivalents, beginning of period	894	990	1,043
Cash and cash equivalents, end of period	$720	$894	$990
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$229	$242	$161
Cash paid for interest	$71	$96	$113
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$24	$17	$9
Capital assets received from government grants	$30	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2013	$1	$1,925	$236	$(120)	$(521)	$1,521
Net earnings (loss)	—	—	338	—	—	338
Dividends declared ($1.00 per share)	—	—	(49)	—	—	(49)
Additional paid-in capital	—	34	—	—	—	34
Other comprehensive income (loss), net of tax	—	—	—	—	(341)	(341)
Treasury stock activity	—	—	—	(138)	—	(138)
Balance as of December 31, 2014	1	1,959	525	(258)	(862)	1,365
Net earnings (loss)	—	—	404	—	—	404
Dividends declared ($1.70 per share)	—	—	(81)	—	—	(81)
Additional paid-in capital	—	19	—	—	—	19
Other comprehensive income (loss), net of tax	—	—	—	—	17	17
Treasury stock activity	—	—	—	(234)	—	(234)
Balance as of December 31, 2015	1	1,978	848	(492)	(845)	1,490
Net earnings (loss)	—	—	573	—	—	573
Dividends declared ($2.10 per share)	—	—	(98)	—	—	(98)
Additional paid-in capital	—	(14)	—	—	—	(14)
Other comprehensive income (loss), net of tax	—	—	—	—	(106)	(106)
Treasury stock activity	—	—	—	(192)	—	(192)
Balance as of December 31, 2016	$1	$1,964	$1,323	$(684)	$(951)	$1,653

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII", the "Company", "we", "us", or "our") is one of America’s largest military shipbuilding companies and a provider of professional services to partners in government and industry. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Technical Solutions. For more than a century, the Company's Ingalls and Newport News segments in Mississippi and Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. The Technical Solutions segment provides a wide range of professional services, including fleet support, integrated missions solutions, nuclear and environmental, and oil and gas services.

HII conducts most of its business with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense technology programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Technical Solutions segment, established in the fourth quarter of 2016, provides a range of services to the governmental, energy, and oil and gas markets.

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

The Bipartisan Budget Act of 2015 established limits on U.S. Government discretionary spending, including defense spending, and provided sequestration relief for 2016 and 2017. Sequestration remains in effect for 2018 through 2021 and could result in significant decreases in DoD spending that could negatively impact the Company's revenues and its estimated recovery of goodwill and other long-lived assets.

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and provision of services, principally to the U.S. Government. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred, generally based on the percentage that total costs incurred bear to total estimated costs at completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified.

The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the years ended December 31, 2016, 2015, and 2014, net cumulative catch-up adjustments increased operating income by $224 million, $239 million, and $222 million, respectively, and increased diluted earnings per share by $3.08, $3.21, and $2.93, respectively. Cumulative catch-up adjustments for the year ended December 31, 2016, included favorable adjustments of $74 million on a contract at the Ingalls segment, which increased diluted earnings per share by $1.02. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2015 and 2014.

For services contracts not associated with the design, development, manufacture, or modification of complex equipment, revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred.

Government Grants - The Company recognizes incentive grants, inclusive of transfers of depreciable assets, from federal, state, and local governments at fair value when the conditions of their receipt are complied with and there is reasonable assurance that the grants will be received or the depreciable assets will be transferred. Grants in recognition of specific expenses are recognized in the same period as an offset to those related expenses. Grants related to depreciable assets are recognized over the periods and in the proportions in which depreciation expense on those assets is recognized.

For the year ended December 31, 2016, the Company recognized grant benefits of approximately $30 million in depreciable assets. The Company recognized approximately $15 million in other income and gains within the consolidated statements of operations and comprehensive income (loss), and approximately $15 million in grant benefits in other long-term liabilities in the consolidated statements of financial position. For the years ended December 31, 2015, and 2014, the Company recognized no grant benefits.

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

General and administrative expenses also include certain other costs that are not allocable to government contracts, primarily consisting of the FAS/CAS Adjustment and the provision for non-current state income taxes. The FAS/CAS Adjustment reflects the difference between pension and postretirement benefits expenses determined in accordance with U.S. Financial Accounting Standards ("FAS") and pension and postretirement benefit expenses allocated to individual contracts in accordance with U.S. Cost Accounting Standards ("CAS"). Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in state uncertain tax positions in the relevant period.

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $19 million, $19 million, and $18 million for the years ended December 31, 2016, 2015, and 2014, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

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

Environmental liabilities are recorded on an undiscounted basis and are not material. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable and, as of December 31, 2016 and 2015, did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

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

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts were valued at $82 million and $74 million as of December 31, 2016 and 2015, respectively, and are presented within miscellaneous other assets within the consolidated statements of financial position. These trusts consist primarily of available-for-sale investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Foreign Currency Translation - The Company's international subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenues and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the periods in which the items occur. The cumulative foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income (expense) in the consolidated statements of operations and comprehensive income (loss). Such amounts are not material.

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
The changes in the asset retirement obligation carrying amounts for the years ended December 31, 2016, 2015, and 2014, were as follows:

($ in millions)	Asset Retirement Obligations
Balance as of December 31, 2013	$25
Revision of estimate	(2)
Accretion expense	(1)
Balance as of December 31, 2014	22
Liabilities settled	(4)
Revision of estimate	(1)
Accretion expense	1
Balance as of December 31, 2015	18
Accretion expense	1
Balance as of December 31, 2016	$19

The Company also has known conditional asset retirement obligations related to assets currently in use, including certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2016, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. A liability for these obligations is recorded in the period in which sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

Income Taxes - Income tax expense and other related information are based on the prevailing statutory rates for U.S. federal income taxes and the composite state income tax rate for the Company for each period presented. Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in state uncertain tax positions in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense, which is generally considered allowable and allocable, is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes and for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. The Company recognizes deferred tax assets to the extent it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances deemed necessary as of each of December 31, 2016 and 2015, were $11 million.

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

In connection with its U.S. Government contracts, the Company is required to procure certain raw materials, components, and parts from supply sources approved by the U.S. Government. Only one supplier may exist for certain components and parts required to manufacture the Company's products.

Accounts Receivable - Accounts receivable include amounts billed and currently due from customers, amounts currently due but unbilled, certain estimated contract change amounts, claims or requests for equitable adjustment in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion.

Inventoried Costs - Inventoried costs primarily relate to production costs of contracts in process and company owned raw materials, which are stated at the lower of cost or net realizable value, generally using the average cost method. Under the Company's U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, inventoried costs are classified as a current asset and include amounts related to contracts having production cycles longer than one year. Inventoried costs also include work in process under contracts that recognize revenues using labor dollars as the basis of the percentage-of-completion calculation. These costs represent accumulated contract costs less cost of sales as calculated using the percentage-of-completion method, not in excess of recoverable value.

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

Self-Insured Workers' Compensation Plan - The operations of the Company are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans and participates in federally administered second injury workers' compensation funds. The Company estimates the required liability of claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 2.54% and 2.12% as of December 31, 2016 and 2015, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $835 million and $825 million as of December 31, 2016 and 2015, respectively.

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

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman related to taxes prior to the spin-off as described in Note 13: Income Taxes. As of each of December 31, 2016 and 2015, the Company was due $31 million from Northrop Grumman under the Tax Matters Agreement. As of December 31, 2016 and 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. Under the new guidance, income tax benefits and deficiencies of exercised or vested awards are to be recognized as income tax benefit or expense in the statement of operations and comprehensive income and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other income tax cash flows as an operating activity within the consolidated statement of cash flows. The Company elected to early adopt ASU 2016-09, as of January 1, 2016. See Note 8: Earnings Per Share, Note 13: Income Taxes, and Note 19: Stock Compensation Plans.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which will replace existing requirements in U.S. GAAP, including industry-specific requirements, significantly expand the disclosure requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, the Company expects to continue to recognize revenue over time, using the cost-to-cost percentage of completion method for the vast majority of its contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permitted companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

We expect to adopt ASU 2014-09 as of January 1, 2018 and continue to deliberate our selection of the transition method.  While our evaluation of ASU 2014-09 is ongoing, we have completed the initial assessment of the potential impacts of the new standard on our consolidated financial statements and disclosures by examination of a representative sample of existing revenue contracts with our customers. Our initial evaluation indicates the timing and pattern of revenue recognition will generally not be affected. Although we do not expect significant changes to our accounting systems, we expect the new standard will require us to modify certain controls over our accounting and contracting processes. We expect to complete our assessment of the cumulative effects of adopting the new standard and our selection of the transition method during the first half of 2017.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method, which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The standard is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on the Company’s consolidated financial statements and disclosures, accounting processes, or internal controls.

Other pronouncements issued but not effective until after December 31, 2016, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls shipbuilding operations by winding down shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD class ships that were under construction at this facility. In October 2014, the Company ceased shipbuilding construction operations at the Avondale facility.

In connection with and as a result of the decision to wind down shipbuilding at the Avondale facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. The Company’s current estimated net restructuring and shutdown costs are $276 million, comprised of $308 million of restructuring and shutdown costs, partially offset by $32 million from the anticipated disposition of assets. Substantially all of these costs were incurred from 2010 through 2014. The Company believes such costs are recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with applicable provisions of the Federal Acquisition Regulation ("FAR") and Cost Accounting Standards provisions for the treatment of restructuring and shutdown related costs, which permit contractors to defer such costs and amortize the amounts over a period not to exceed five years. The Company has been amortizing the deferred costs over a five year period since 2014, when the Company ceased shipbuilding construction operations at the Avondale facility.

The Company has engaged in communications and negotiations with the U.S. Navy since 2010 regarding the amount and recovery of the Company's restructuring and shutdown costs, including submitting revised proposals to address the concerns of the DCAA in 2011 and 2014. In June 2016, the Company submitted to the contracting officer a request for a final decision regarding the Avondale facility restructuring costs. In December 2016, the contracting officer denied the Company’s claim, on the purported basis that the Company had not adequately shown savings and other benefits that would accrue to the U.S. Government from the closing of Avondale and consolidation of Ingalls Shipbuilding to the Pascagoula facility. The Company intends to pursue its claim seeking recovery of the Avondale restructuring costs pursuant to the Contract Disputes Act and continues to believe its claim is reasonably based and supported by law. Accordingly, the Company anticipates an ultimate resolution that is substantially in accordance with management's cost recovery expectations. Any subsequent inability to recover costs substantially in accordance with management’s cost recovery expectations could result in a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In 2014, the Company evaluated the effect that the wind down of the Avondale facility might have on the benefit plans in which HII employees participate. HII determined that the impact of a curtailment and other resulting adjustments in these plans was not material to its consolidated financial position, results of operations, or cash flows.

As of December 31, 2016 and 2015, the Company had incurred restructuring and shutdown related costs of $287 million and $281 million, respectively. As of December 31, 2016 and 2015, $94 million and $169 million, respectively, of these restructuring and shutdown related costs were capitalized in inventoried costs. Additionally, as of December 31, 2016 and 2015, the Company had $182 million and $112 million, respectively, under our contracts in accounts receivable and advance payments and billings in excess of revenues related to the wind down of the Avondale facility.

The following table summarizes the changes in the Company's liability for restructuring and shutdown related costs associated with winding down the Avondale facility.

($ in millions)	Total
Balance as of December 31, 2013	$14
Payments	(15)
Adjustments	1
Balance as of December 31, 2014	—
Balance as of December 31, 2015	—
Balance as of December 31, 2016	$—

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

6. ACQUISITIONS

On December 1, 2016, the Company acquired, for approximately $372 million in cash, net of $27 million of cash acquired, Camber Holding Corporation ("Camber"), a provider of mission-based and information technology solutions to the U.S. Government. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $278 million of goodwill, all of which was allocated to its Technical Solutions segment, primarily related to the value of Camber's workforce, and $76 million of intangible assets related to existing contract backlog. See Note 12: Goodwill and Other Intangible Assets. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the net working capital adjustment and the fair values of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of Camber are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

On May 30, 2014, the Company acquired, for approximately $225 million in cash, net of $5 million of cash acquired, UniversalPegasus International Holdings, Inc. ("UPI"), a provider of project management, engineering and construction management services to the oil and gas industry. The acquisition was consistent with the Company's strategy to utilize its engineering and energy related expertise to expand its position in energy infrastructure markets. In connection with this acquisition, the Company recorded $150 million of goodwill, all of which was allocated to its Technical Solutions segment, primarily related to the value of UPI’s workforce, and $41 million of intangible assets related to contractual relationships and trade names. See Note 12: Goodwill and Other Intangible Assets. Adjustments to the fair value of assets acquired and liabilities assumed since the acquisition date were not material and were primarily driven by the finalization of the net working capital adjustment and refinement of fair value calculations for certain assets and liabilities. The assets, liabilities, and results of operations of UPI are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company funded each of these acquisitions using cash on hand. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase prices of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. In conjunction with the Company's realignment of its operations on December 1, 2016, the Company allocated goodwill among new and realigned reporting units based on the relative fair values of the reporting units being realigned. See Note 9: Segment Information and Note 12: Goodwill and Other Intangible Assets. The total amount of goodwill resulting from these acquisitions expected to be deductible for tax purposes was $155 million. These acquisitions are not material either individually or in the aggregate, and pro forma revenues and results of operations have therefore not been provided.

7. STOCKHOLDERS' EQUITY

Common Stock - Changes in the Company's number of outstanding shares for the year ended December 31, 2016, resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 19: Stock Compensation Plans.

Treasury Stock - In October 2014, the Company's board of directors authorized an increase in the Company's existing stock repurchase program from $300 million to $600 million and an extension of the term of the program to October 31, 2019. In October 2015, the Company's board of directors authorized an increase in the stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2016, the Company repurchased 1,266,192 shares at an aggregate cost of $192 million. For the years ended December 31, 2015 and 2014, the Company repurchased 1,987,550 and 1,407,729 shares, respectively, at aggregate costs of $234 million and $138 million, respectively, of which approximately $2 million was not yet settled for cash as of December 31, 2015. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In November 2016, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.50 per share to $0.60 per share. In October 2015, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.40 per share to $0.50 per share. The Company paid cash dividends totaling $98 million ($2.10 per share), $81 million ($1.70 per share), and $49 million ($1.00 per share) in the years ended December 31, 2016, 2015, and 2014, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of December 31, 2016 and 2015, was comprised of unamortized benefit plan costs of $948 million and $843 million, respectively, and other comprehensive income items of $(3) million and $(2) million, respectively.

The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2016, 2015, and 2014, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2013	$(523)	$2	$(521)
Other comprehensive income (loss) before reclassifications	(603)	—	(603)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(7)	—	(7)
Amortization of net actuarial loss (gain)[1]	52	—	52
Tax benefit (expense) for items of other comprehensive income	217	—	217
Net current period other comprehensive income (loss)	(341)	—	(341)
Balance as of December 31, 2014	(864)	2	(862)
Other comprehensive income (loss) before reclassifications	(53)	(5)	(58)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	88	—	88
Tax benefit (expense) for items of other comprehensive income	(13)	1	(12)
Net current period other comprehensive income (loss)	21	(4)	17
Balance as of December 31, 2015	(843)	(2)	(845)
Other comprehensive income (loss) before reclassifications	(249)	(1)	(250)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	78	—	78
Tax benefit (expense) for items of other comprehensive income	67	—	67
Net current period other comprehensive income (loss)	(105)	(1)	(106)
Balance as of December 31, 2016	$(948)	$(3)	$(951)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 18: Employee Pension and Other Postretirement Benefits. The tax expense associated with amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014, was $27 million, $30 million, and $16 million, respectively.

8. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2016	2015	2014
Net earnings (loss)	$573	$404	$338

Weighted-average common shares outstanding	46.8	47.9	48.8
Net effect of dilutive stock options and awards	0.4	0.4	0.5
Dilutive weighted-average common shares outstanding	47.2	48.3	49.3

Earnings (loss) per share - basic	$12.24	$8.43	$6.93
Earnings (loss) per share - diluted	$12.14	$8.36	$6.86

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. As a result of the adoption of ASU 2016-09, the Company excluded excess tax benefits from the assumed proceeds for share repurchases under the treasury stock method beginning in 2016. The effect of adopting ASU 2016-09 on diluted shares outstanding was not material for the years ended December 31, 2016, 2015, and 2014 .

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.1 million stock options and 0.3 million Restricted Performance Stock Rights ("RPSRs") for the year ended December 31, 2016. The amounts presented above for the year ended December 31, 2015, exclude the impact of 0.3 million stock options and 0.7 million RPSRs under the treasury stock method. The amounts presented above for the year ended December 31, 2014, exclude the impact of 0.4 million stock options and 1.1 million RPSRs under the treasury stock method.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance. The Technical Solutions segment was established in the fourth quarter of 2016 in conjunction with the Company's acquisition of Camber and realignment of management oversight of operations to enhance strategic and operational alignment among its services businesses. As a result of this realignment, the Company's non-nuclear fleet support and nuclear and environmental services were transferred from its Newport News segment to its Technical Solutions segment. The Company's oil and gas services were transferred from its Other segment to its Technical Solutions segment, and its Other segment was dissolved. The Company has reflected the 2016 segment realignment in prior reporting periods on a retrospective basis. None of these changes impacted the Company's previously reported consolidated financial position, results of operations, or cash flows.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derived over 95% of its revenues from the U.S. Government for each of the years ended December 31, 2016, 2015, and 2014.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

	Year Ended December 31
($ in millions)	2016	2015	2014
Sales and Service Revenues
Ingalls	$2,389	$2,188	$2,286
Newport News	4,089	4,298	4,126
Technical Solutions	691	616	627
Intersegment eliminations	(101)	(82)	(82)
Total sales and service revenues	$7,068	$7,020	$6,957
Operating Income (Loss)
Ingalls	$321	$379	$229
Newport News	386	401	389
Technical Solutions	8	(113)	(33)
Total segment operating income (loss)	715	667	585
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	145	104	72
Non-current state income taxes	(2)	(2)	(2)
Total operating income (loss)	$858	$769	$655

Sales transactions between segments are generally recorded at cost.

Goodwill and Intangible Asset Impairment Charges - The operating loss at the Technical Solutions segment for the year ended December 31, 2015, reflects goodwill impairment charges of $75 million and intangible asset impairment charges of $27 million. The operating loss at the Technical Solutions segment for the year ended December 31, 2014, reflects goodwill impairment charges of $47 million.

Other Financial Information

The following tables present the Company's assets, capital expenditures, and depreciation and amortization.

	December 31
($ in millions)	2016	2015	2014
Assets
Ingalls	$1,362	$1,324	1,452
Newport News	3,169	3,061	2,949
Technical Solutions	692	303	416
Corporate	1,129	1,336	1,422
Total assets	$6,352	$6,024	$6,239

	Year Ended December 31
($ in millions)	2016	2015	2014
Capital Expenditures
Ingalls	$97	$53	$53
Newport News	176	130	104
Technical Solutions	8	5	8
Corporate	4	—	—
Total capital expenditures	$285	$188	$165

	Year Ended December 31
($ in millions)	2016	2015	2014
Depreciation and Amortization(1)
Ingalls	$68	$65	$81
Newport News	109	102	99
Technical Solutions	9	13	14
Corporate	—	—	—
Total depreciation and amortization	$186	$180	$194
(1) Excluding amortization of debt issuance costs

10. ACCOUNTS RECEIVABLE, NET

Accounts receivable includes unbilled amounts that represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Accounts receivable billed but not paid by customers under retainage provisions in long-term contracts were $46 million and $24 million as of December 31, 2016 and 2015, respectively, substantially all of which were under U.S. Government contracts. Accounts receivable at December 31, 2016, are expected to be collected in 2017, except for approximately $38 million due in 2018 and $187 million due in or after 2019.

Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were composed of the following:

	December 31
($ in millions)	2016	2015
Due From U.S. Government
Amounts billed	$249	$197
Recoverable costs and accrued profit on progress completed - unbilled	830	783
	1,079	980
Due From Other Customers
Amounts billed	69	39
Recoverable costs and accrued profit on progress completed - unbilled	20	59
	89	98
Total accounts receivable	1,168	1,078
Allowances for doubtful accounts	(4)	(4)
Total accounts receivable, net	$1,164	$1,074

11. INVENTORIED COSTS, NET
Inventoried costs were composed of the following:

	December 31
($ in millions)	2016	2015
Production costs of contracts in process	$116	$193
Raw material inventory	94	92
Total inventoried costs, net	$210	$285

12. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. Reporting units are aligned with the Company's businesses. The Company’s testing approach utilizes a combination of discounted cash flow analysis and comparative market multiples to determine the fair values of its businesses for comparison to their corresponding book values.

In connection with the Company’s annual goodwill impairment test as of November 30, 2016, management tested goodwill for each of its four reporting units. As a result of its annual goodwill impairment test, the Company determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2016.

In conjunction with the Company's realignment of its operations on December 1, 2016, the Company allocated goodwill among new and realigned reporting units based on the relative fair values of the reporting units being realigned. As a result, during the fourth quarter of 2016, the Company performed a quantitative assessment of goodwill immediately after the realignment for each of the reporting units impacted by the Company's realignment. Based on this quantitative assessment no impairment charge was necessary as a result of the realignment.

While the November 30, 2015, annual impairment test did not result in an impairment, considering the limited excess fair value of goodwill over its carrying value in the Oil and Gas reporting unit and the continued decline in oil prices and related industry activity levels, the Company performed an interim assessment of goodwill as of December 31, 2015. The Company’s determination of fair value as of December 31, 2015, considered industry events that occurred in the period since its annual goodwill impairment test, as well as the updated long term outlook for this reporting unit. Those events included continued deterioration in the oil and gas markets, numerous industry-wide project deferrals, and capital spending cuts announced by industry leaders. The analysis concluded the fair value of this reporting unit was less than its carrying value as of December 31, 2015, and the Company recorded a goodwill impairment charge of $16 million at the Oil and Gas reporting unit in the Technical Solutions segment in the fourth quarter of 2015.

The Company continuously monitors industry events and changes in circumstances in the industries in which its reporting units conduct business. In consideration of the Oil and Gas reporting unit’s sensitivity to developments within its industry, the continued decline in crude oil prices, significant reductions in its customer capital spending plans, and project delays, management concluded that an interim goodwill impairment test was necessary to determine whether it was more likely than not that the fair value of its Oil and Gas reporting unit was still higher than its carrying value as of May 31, 2015. The Company's assessment considered the aforementioned changes to expectations that were considered as part of its annual goodwill impairment test as of November 30, 2014. As a result of its analysis, the Company recorded a $59 million goodwill impairment charge in the Oil and Gas reporting unit at its Technical Solutions segment in the second quarter of 2015.

In 2014, the Company recorded a $47 million goodwill impairment charge at its Oil and Gas reporting unit in the Technical Solutions segment. The goodwill impairment charge was primarily driven by the drop in oil prices and the resulting decrease in industry market multiples. The Company determined that the estimated fair values of its remaining reporting units exceeded their corresponding carrying values as of November 30, 2014.

Accumulated goodwill impairment losses as of each of December 31, 2016 and 2015, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of December 31, 2016, and 2015, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of December 31, 2016, and 2015, were $1,187 million. The accumulated goodwill impairment losses for the Technical Solutions segment as of each of December 31, 2016 and 2015, were $122 million.

For the year ended December 31, 2016, the Company recorded $278 million of goodwill related to its acquisition of Camber. For the year ended December 31, 2015, the Company recorded $4 million of goodwill related to its acquisition of USG. The Company recorded $150 million and $42 million of goodwill in 2014, related to its acquisitions of UPI and SN3, respectively.

For the years ended December 31, 2016 and 2015, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2014	$175	$721	$130	$1,026
Acquisitions	—	—	4	4
Adjustments	—	—	1	1
Goodwill impairment	—	—	(75)	(75)
Balance as of December 31, 2015	175	721	60	956
Acquisitions	—	—	278	278
Adjustments	—	—	—	—
Goodwill impairment	—	—	—	—
Balance as of December 31, 2016	$175	$721	$338	$1,234

In the fourth quarter of 2016, the Company realigned its segments in order to optimize its operating structure. Accordingly, the prior year goodwill balances were reclassified to conform to the 2016 presentation.
As a result, the net goodwill balance as of December 31, 2014, includes the reclassification of $27 million of goodwill from the Company's Newport News segment to its Technical Solutions segment. See Note 9: Segment Information for a full description of the segment realignments.

Other Intangible Assets

The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. In December 2015, the Company performed an impairment test on the amortizable intangible assets that arose from the UPI acquisition, which reside in the Company’s Oil and Gas reporting unit within the Technical Solutions segment. The Oil and Gas asset group’s long lived intangible assets consist primarily of customer relationships and, to a lesser degree, trade name and developed technology. The

Company performed its impairment test considering the latest market conditions and expectations, as well as lower anticipated revenue and profitability. Based on the nature of UPI's intangible assets, the Company performed the recoverability test at the reporting unit level. In connection with the recoverability test, the Company reevaluated the remaining useful lives of the intangible assets and determined the total undiscounted pretax cash flows generated by the reporting unit over the remaining useful life of the primary asset, customer relationships. The carrying amount of the reporting unit was greater than the total undiscounted pretax cash flows, and, as a result, the intangible assets were written down by $27 million, charged against cost of sales and service revenues within income from operations at the Technical Solutions segment, and the new carrying value was adjusted to be amortized using the pattern of benefits method over a weighted-average life of seven years.

In connection with the Camber purchase in 2016, the Company preliminarily recorded $76 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of 10 years. In connection with the USG purchase in 2015, the Company recorded $1 million of intangible assets pertaining to technology, to be amortized using the pattern of benefits method over a weighted-average life of 19 years. In connection with the UPI purchase in 2014, the Company recorded $41 million of intangible assets pertaining to existing contracts, trademarks, and trade names, to be amortized using the pattern of benefits method over a weighted-average life of 11 years. In connection with the SN3 purchase in 2014, the Company recorded $6 million of intangible assets pertaining to existing contract backlog, trademarks, and trade names, to be amortized using the pattern of benefits method over a weighted-average life of five years.

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense for the years ended December 31, 2016, 2015, and 2014, was $23 million, $26 million, and $28 million, respectively.

The Company expects amortization for purchased intangible assets of $40 million in 2017, $36 million in 2018, $32 million in 2019, $28 million in 2020, and $26 million in 2021.

13. INCOME TAXES

The Company's earnings are principally domestic and its effective tax rate on earnings from operations for the year ended December 31, 2016, was 26.9%, compared with 36.1% and 33.3% for 2015 and 2014, respectively.

For the year ended December 31, 2016, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, a re-measurement of uncertain tax positions that resulted in a decrease in cumulative unrecognized tax benefits, and the domestic manufacturing deduction. For the year ended December 31, 2015, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the amount of the goodwill impairment that is not amortizable for tax purposes and other non-deductible expenses, partially offset by the domestic manufacturing deduction. The Company's effective tax rate for the year ended December 31, 2014, differed from the federal statutory rate primarily as a result of the domestic manufacturing deduction, partially offset by the amount of the goodwill impairment that is not amortizable for tax purposes.

Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in state uncertain tax positions in the relevant period. These amounts are recorded within operating income. Current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

In connection with the spin-off, HII entered into a Tax Matters Agreement with Northrop Grumman that governs the respective rights, responsibilities, and obligations of Northrop Grumman and the Company with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding U.S. federal, state, local, and foreign income taxes, other taxes, and related tax returns. The Company is severally liable with Northrop Grumman for its income taxes for periods before the spin-off. HII is obligated to indemnify Northrop Grumman for tax adjustments that increase the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative reduction in HII's taxable income for periods after the spin-off. Northrop Grumman is obligated to indemnify HII for tax adjustments that decrease the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative increase in HII's taxable income for periods after the spin-off. These payment obligations only apply once the aggregate tax liability related to tax adjustments exceeds $5 million. Once the aggregate amount is exceeded, only the amount in excess of $5 million is ultimately required to be paid. In 2016 and prior years, HII incurred non-cash federal and state tax adjustments for items governed by the Tax Matters Agreement. The federal tax expense (benefit) adjustment is reported as a component of tax expense, while the state tax expense (benefit) adjustment is treated as an allowable cost in the applicable period under the terms of the Company's existing contracts and is included in general and administrative expenses.

Federal and foreign income tax expense for the years ended December 31, 2016, 2015, and 2014, consisted of the following:

	Year Ended December 31
($ in millions)	2016	2015	2014
Income Taxes on Operations
Federal and foreign income taxes currently payable	$134	$242	$191
Change in deferred federal and foreign income taxes	77	(14)	(22)
Total federal and foreign income taxes	$211	$228	$169

Earnings and income tax from foreign operations are not material for all periods presented.

Income tax expense differed from the amount based on the statutory federal income tax rate applied to earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2016	2015	2014
Income tax expense (benefit) on operations at statutory rate	$274	$221	$178
Goodwill impairment	—	11	6
Stock compensation - net excess tax benefits	(29)	—	—
Manufacturing deduction	(21)	(10)	(9)
Uncertain tax positions	(15)	—	—
Other, Net	2	6	(6)
Total federal and foreign income taxes	$211	$228	$169

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

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2016, 2015, and 2014 are summarized in the following table:

	December 31
($ in millions)	2016	2015	2014
Unrecognized tax benefits at beginning of the year	$27	$19	$11
Additions based on tax positions related to the current year	1	8	5
Additions based on tax positions of prior years	2	3	3
Current year acquisitions	—	—	4
Reductions based on tax positions of prior years	(15)	—	—
Settlements	(11)	(1)	—
Statute of limitation expirations	(2)	(2)	(4)
Net change in unrecognized tax benefits	(25)	8	8
Unrecognized tax benefits at end of the year	$2	$27	$19

As of December 31, 2016 and 2015, the estimated amount of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $2 million and $27 million, respectively. Assuming sustainment of these positions, as of December 31, 2016 and 2015, the reversal of $2 million and $17 million, respectively, of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods.

In 2016, the Company settled a state uncertain tax position through agreement with the applicable taxing authority. The net impact of the settlement was not material to HII’s consolidated financial position, results of operations, or cash flows.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expenses. Related to the unrecognized tax benefits noted above, there was a net decrease in income tax expense of $2 million in 2016 for interest and penalties, resulting in a total liability of $1 million for interest and penalties as of December 31, 2016. The 2016 changes in interest and penalties related to reductions in prior year tax positions and settlement with a taxing authority. There were no material changes to accrued interest or penalties during 2015 or 2014, and, as of each of December 31, 2015 and 2014, the Company's liability for interest and penalties was $3 million.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States	2011	-	2015
Mississippi	2012	-	2015
Virginia	2012	-	2015

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

In 2016, Northrop Grumman settled with the IRS for the years 2007 through the date of the spin-off, during which HII was part of its consolidated tax returns. During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. The Company is part of the IRS Compliance Assurance Process program for the 2014, 2015, 2016, and 2017 tax years. Open tax years related to state jurisdictions remain subject to examination.

Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. In 2015, the Company elected to early adopt ASU 2015-07 retrospectively as of December 31, 2015, and, therefore, all deferred tax assets are classified as long-term deferred tax assets in the consolidated statements of financial position.

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2016	2015
Deferred Tax Assets
Retirement benefits	$568	$571
Workers' compensation	251	263
Reserves not currently deductible for tax purposes	56	21
Stock-based compensation	16	19
Net operating losses and tax credit carry-forwards	22	17
Other	7	12
Gross deferred tax assets	920	903
Less valuation allowance	11	11
Net deferred tax assets	909	892
Deferred Tax Liabilities
Depreciation and amortization	320	310
Contract accounting differences	108	85
Purchased intangibles	167	161
Gross deferred tax liabilities	595	556
Total net deferred tax assets	$314	$336

As of December 31, 2016, the Company had gross state income tax credit carry-forwards of approximately $21 million, which expire from 2017 through 2019. A deferred tax asset of approximately $14 million (net of federal benefit) has been established related to these state income tax credit carry-forwards, with a valuation allowance of $8 million against such deferred tax asset as of December 31, 2016. The Company had a gross state net operating loss carry-forward of $39 million, which expires in 2027. A deferred tax asset of approximately $2 million (net of federal benefit) has been established for the net operating loss carry-forward, with a full valuation allowance as of December 31, 2016. The Company had a gross foreign net operating loss carry-forward of $5 million, which expires in 2036. A deferred tax asset of approximately $1 million has been established for the net operating loss carry-forward, with a full valuation allowance as of December 31, 2016. The Company had a federal net operating loss carry-forward of $13 million from the Camber acquisition, which expires in 2035.

14. DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2016	2015
Senior notes due December 15, 2021, 5.000%	600	600
Senior notes due November 15, 2025, 5.000%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(27)	(32)
Total long-term debt	1,278	1,273

Credit Facility - On July 13, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 13, 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio, which may vary between 1.25% and 2.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The commitment fee rate as of December 31, 2016 was 0.25% and may vary between 0.25% and 0.35%.

The Amended Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio, which could limit the amount of dividends the Company may pay and shares the Company may repurchase. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Amended Credit Facility. Substantially all tangible and intangible material assets of the Company and domestic subsidiaries are pledged as collateral under the Amended Credit Facility.

In July 2015, the Company used cash on hand to repay all amounts outstanding under the prior credit facility, including $345 million in principal amount of outstanding term loans.

As of December 31, 2016, $25 million in letters of credit were issued but undrawn, and the remaining $1,225 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $8 million and $10 million as of December 31, 2016 and 2015, respectively.

Senior Notes - In December 2014, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due December 15, 2021, the net proceeds of which were used to repurchase the Company's 6.875% senior notes due in 2018 in connection with the 2014 tender offer and redemption described below. In November 2015, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025, the net proceeds of which were used to repurchase the Company's 7.125% senior notes due in 2021 in connection with the 2015 tender offer and redemption described below. Interest on the Company's senior notes is payable semi-annually.

The terms of the 5.000% senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $19 million and $22 million as of December 31, 2016 and 2015, respectively.

Tender Offers and Redemptions - During the fourth quarter of 2015, the Company completed a tender offer, followed by a redemption of untendered notes, to purchase for cash an aggregate principal amount of $600 million of its 7.125% senior notes due in 2021. During the fourth quarter of 2014, the Company completed a tender offer, followed by a redemption of untendered notes, to purchase for cash an aggregate principal amount of $600 million of its 6.875% senior notes due in 2018.

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

Mississippi Economic Development Revenue Bonds - As of each of December 31, 2016 and 2015, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds were used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of December 31, 2016 and 2015, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds ("GO Zone IRBs") issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of

4.55% per annum (payable semi-annually) and mature in 2028. In accordance with the terms of the bonds, the proceeds were used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the year ended December 31, 2016.

The estimated fair values of the Company's total long-term debt, including current portions, as of December 31, 2016 and December 31, 2015, were $1,372 million and $1,343 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms, and maturities, which fall within Level 2 under the fair value hierarchy.

The Company has $600 million in principal payments due on long-term debt in 2021.

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

False Claims Act Complaints - In January 2011, the U.S. Department of Justice ("DoJ") first informed the Company through Northrop Grumman of a False Claims Act complaint (the "Complaint") that was filed under seal in the U.S. District Court for the District of Columbia. The redacted copy of the Complaint the Company received alleged that, through largely unspecified fraudulent means, the Company and Northrop Grumman obtained federal funds that were restricted by law for the consequences of Hurricane Katrina, and used those funds to cover costs under certain shipbuilding contracts that were unrelated to Katrina and for which Northrop Grumman and the Company were not entitled to recovery under the contracts. The Complaint sought monetary damages of at least $835 million, plus penalties, attorneys' fees, and other costs of suit. Damages under the False Claims Act may be trebled upon a finding of liability.

In July 2012, the District Court entered an order permitting the Company to disclose certain information not included in the redacted copy of the Complaint received by the Company, including the date the Complaint was filed, the decision of the DoJ to decline intervention in the case, and the principal parties involved in the case. The Complaint was filed on June 2, 2010, by relators Gerald M. Fisher and Donald C. Holmes. In December 2011, the DoJ filed a Notice of Election to Decline Intervention in the case. As of August 29, 2012, Gerald M. Fisher was no longer a relator in or party to this case. In February 2013, the U.S. District Court for the District of Columbia granted the defendants' motion to transfer venue, and the case was transferred to the U.S. District Court for the Southern District of Mississippi. The Company filed a motion to dismiss the case and a motion to disqualify relator Holmes, and all other matters were stayed pending resolution of those motions. In June 2015, the District Court granted the Company’s motion to disqualify Holmes as relator, dismissed the case as to Holmes, and entered final judgment in favor of the Company. Holmes appealed the District Court's decision to the U.S. Court of Appeals for the Fifth Circuit, and, in March 2016, the Court of Appeals affirmed the District Court's decision. Holmes filed a petition for writ of certiorari with the Supreme Court of the United States, seeking review of the Fifth Circuit decision. That petition was denied in October 2016, and the matter is now concluded.

In 2015, the Company received a Civil Investigative Demand from the DoJ relating to an investigation of certain allegedly non-conforming parts the Company purchased from one of its suppliers for use in connection with U.S. Government contracts. The Company has cooperated with the DoJ in connection with its investigation. In 2016, the Company was made aware that it is a defendant in a False Claims Act lawsuit filed under seal in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of the allegedly non-conforming parts from the supplier. Depending upon the outcome of this matter, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The matter remains sealed and given the current posture of the matter, the Company is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the years ended December 31, 2016, 2015, and 2014 was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the “Republic”) since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, the Company filed an arbitral statement of claim asserting breaches of the contract and $173 million in damages plus substantial interest and litigation expenses. In July 2014, the Republic filed in the arbitration a statement of defense denying all the Company’s allegations and a counterclaim alleging late redelivery of the frigates, unfinished work, and breach of warranty and asserting damages of $61 million plus interest. An arbitration hearing was held in January 2015, and the Company cannot predict when the arbitration panel will render a decision. No assurances can be provided regarding the ultimate outcome of this matter.

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

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. In June 2016, the Company submitted to the contracting officer a request for a final decision regarding the Avondale restructuring costs the Company has incurred, and in December 2016, the contracting officer denied the Company’s claim.  The Company intends to pursue its claim seeking recovery of the Avondale restructuring costs pursuant to the Contract Disputes Act. See Note 4: Avondale. As of December 31, 2016, the recognized amounts related to other claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of December 31, 2016, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2016, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2016, the Company had $25 million in standby letters of credit issued but undrawn, as indicated in Note 14: Debt, and $356 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 37,000 employees, approximately 50% are covered by a total of eight collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, one of which covers approximately 50% of Newport News employees and expires in July 2017. The remaining two collective bargaining agreements at Newport News expire August 2018 and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Newport News is currently negotiating with the International Association of Machinist and Aerospace Workers ("IAM"), which was recently determined to be the exclusive representative for approximately 200 Newport News radiological control, calibration, and laboratory technicians. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018. Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement.

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

Operating Leases - Rental expense for operating leases for the years ended December 31, 2016, 2015, and 2014, was $69 million, $62 million, and $53 million, respectively. These amounts are net of immaterial amounts of sublease rental income. Minimum rental commitments under long-term non-cancellable operating leases for each of the years 2017 through 2021 and thereafter are:

($ in millions)
2017	$40
2018	36
2019	28
2020	23
2021	19
Thereafter	55
Total	$201

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

The Company also sponsors 401(k) defined contribution pension plans in which most employees, including certain hourly employees, are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2016, 2015, and 2014, were $71 million, $73 million, and $70 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the qualified limits. The liabilities related to these plans as of December 31, 2016, were $154 million and $29 million, respectively, and as of December 31, 2015, were $146 million and $27 million, respectively. Assets, primarily in the form of Level 1 marketable securities held in grantor trusts, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2016 and 2015, were $82 million and $74 million, respectively, of which $51 million and $47 million, respectively, were related to the non-qualified defined benefit pension plans.

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

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement plans for the years ended December 31, 2016, 2015, and 2014, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$133	$150	$136	$10	$13	$13
Interest cost	262	242	253	25	27	30
Expected return on plan assets	(346)	(351)	(322)	—	—	—
Amortization of prior service cost (credit)	18	19	19	(19)	(20)	(26)
Amortization of net actuarial loss (gain)	84	86	52	(6)	2	—
Net periodic benefit cost	$151	$146	$138	$10	$22	$17

The funded status of the Company's plans as of December 31, 2016 and 2015, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,635	$5,671	$566	$650
Service cost	133	150	10	13
Interest cost	262	242	25	27
Plan participants' contributions	8	11	8	6
Actuarial loss (gain)	216	(254)	9	(91)
Benefits paid	(204)	(185)	(40)	(39)
Benefit obligation at end of year	6,050	5,635	578	566
Change in Plan Assets
Fair value of plan assets at beginning of year	4,613	4,731	—	—
Actual return on plan assets	321	(47)	—	—
Employer contributions	173	103	32	33
Plan participants' contributions	8	11	8	6
Benefits paid	(204)	(185)	(40)	(39)
Fair value of plan assets at end of year	4,911	4,613	—	—
Funded status	$(1,139)	$(1,022)	$(578)	$(566)

Amounts Recognized in the Consolidated Statements of Financial Position:
Current liability (1)	$(23)	$(21)	$(147)	$(143)
Non-current liability (2)	(1,116)	(1,001)	(431)	(423)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	68	86	(86)	(105)
Net actuarial loss (gain)	1,589	1,433	(6)	(21)

(1)	Included in other current liabilities and current portion of postretirement plan liabilities, respectively.

(2)	Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $5,896 million, $5,530 million, and $4,911 million, respectively, as of December 31, 2016, and $5,490 million, $5,146 million, and $4,613 million, respectively, as of December 31, 2015. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $6,050 million and $4,911 million, respectively, as of December 31, 2016, and $5,635 million and $4,613 million, respectively, as of December 31, 2015.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $5,672 million and $4,911 million, respectively, as of December 31, 2016, and $4,051 million and $3,391 million, respectively, as of December 31, 2015. The ABO for all pension plans was $5,672 million and $5,273 million as of December 31, 2016 and 2015, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2016	2015	2014	2016	2015	2014
Amortization of prior service cost (credit)	18	19	19	(19)	(20)	(26)
Net actuarial loss (gain)	(241)	(144)	(599)	(9)	91	(24)
Amortization of net actuarial loss (gain)	84	86	52	(6)	2	—
Other	1	(1)	20	—	1	—
Total changes in accumulated other comprehensive income (loss)	$(138)	$(40)	$(508)	$(34)	$74	$(50)

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2016, expected to be recognized as components of net periodic expense in 2017 were as follows:

($ in millions)	Pension Benefits	Other Benefits
Prior service cost (credit)	$17	$(20)
Net loss	97	(4)
Total	$114	$(24)

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
	2016	2015	2014
Discount rate	4.73%	4.34%	5.27%
Expected long-term rate on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.66%	3.64%	3.69%

	Other Benefits
	2016	2015	2014
Discount rate	4.58%	4.22%	5.03%
Initial health care cost trend rate assumed for next year	7.00%	7.00%	7.33%
Gradually declining to a rate of	5.00%	5.00%	5.00%
Year in which the rate reaches the ultimate rate	2024	2023	2022

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
	2016	2015	2016	2015
Discount rate	4.47%	4.73%	4.38%	4.58%
Rate of compensation increase	3.68%	3.66%
Initial health care cost trend rate assumed for next year			6.50%	7.00%
Gradually declining to a rate of			5.00%	5.00%
Year in which the rate reaches the ultimate rate			2025	2024

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections on December 31, 2016, the Company selected an expected initial health care cost trend rate of 6.50% and an ultimate health care cost trend rate of 5.00% to be reached in 2025. On December 31, 2015, the Company assumed an expected initial health care cost trend rate of 7.00% and an ultimate health care cost trend rate of 5.00% to be reached in 2024.

A one percent change in the assumed health care cost trend rates would have the following effects on 2016 results:

	1 Percentage Point
($ in millions)	Increase	Decrease
Effect on postretirement benefit expense	$2	$(2)
Effect on postretirement benefit obligations	23	(21)

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief, defines the minimum amount that must be contributed to the Company's qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the funded status of each plan. If the IRS publishes updated mortality tables for funding purposes, the Company’s pension contributions could be affected. The Company made the following contributions to its pension and other postretirement plans for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31
($ in millions)	2016	2015	2014
Pension plans
Discretionary
Qualified	$167	$99	$123
Non-qualified	6	4	3
Other benefit plans	32	33	33
Total contributions	$205	$136	$159

For the year ending December 31, 2017, the Company expects its cash contributions to its qualified defined benefit pension plans to be $290 million, all of which will be discretionary. For the year ending December 31, 2017, the Company expects its cash contributions to its postretirement benefit plans to be approximately $37 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations as of December 31, 2016. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2017	$218	$37	$—
2018	231	39	—
2019	247	41	—
2020	265	43	—
2021	283	44	—
Years 2022 to 2026	$1,727	$222	$2

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee has set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2016, as follows:

	Range
U.S. equities	15	-	37%
International equities	10	-	28%
Fixed income securities	25	-	50%
Alternative investments	10	-	25%

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

Taking into account the asset allocation ranges, the Company determines the specific allocation of the master trust's investments within various asset classes. The master trust utilizes select investment strategies, which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, demonstrated fiduciary responsibility, investment management experience, and a review of the investment managers' policies and processes. Investment performance is monitored frequently against appropriate benchmarks and tracked to compliance guidelines with the assistance of third party consultants and performance evaluation tools and metrics.

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

The Company might be unable to quickly liquidate some assets at amounts close or equal to fair value in order to meet the plans' liquidity requirements or respond to specific events, such as the creditworthiness of any particular issuer or counterparty. Illiquid assets are generally long-term investments that complement the long-term nature of the Company's pension obligations and are generally not used to fund benefit payments in the short term. Management monitors liquidity risk on an ongoing basis and has procedures designed to maintain adequate liquidity for plan requirements.

The master trust has considerable investments in fixed income securities for which changes in the relevant interest rate of a particular instrument might result in the inability to secure similar returns upon the maturity or sale. Changes in prevailing interest rates might result in an increase or decrease in fair value of the instrument. Investment managers are permitted to use interest rate swaps and other financial derivatives to manage interest rate and credit risks.

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

Certain investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above.

	December 31, 2016
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$988	$988	$—	$—
Government and agency debt securities	391	—	391	—
Corporate and other debt securities	1,126	—	1,126	—
Group annuity contract	3	—	3	—
Cash and cash equivalents	16	16	—	—

Net plan assets subject to leveling	$2,524	$1,004	$1,520	$—

Plan assets not subject to leveling
U.S. and international equities (a)	1,653
Corporate and other debt securities	119
Real estate investments	309
Hedge funds	262
Cash and cash equivalents, net (b)	44
Total plan assets not subject to leveling	2,387

Net plan assets	$4,911

(a)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in commingled trust funds.

(b)
Cash and cash equivalents are highly liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle.

	December 31, 2015
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,057	$1,057	$—	$—
Government and agency debt securities	294	—	294	—
Corporate and other debt securities	1,083	—	1,083	—
Group annuity contract	3	—	3	—
Cash and cash equivalents	5	5	—	—

Net plan assets subject to leveling	$2,442	$1,062	$1,380	$—

Plan assets not subject to leveling
U.S. and international equities (a)	1,409
Corporate and other debt securities	126
Real estate investments	285
Hedge funds	312
Cash and cash equivalents, net (b)	39
Total plan assets not subject to leveling	2,171

Net plan assets	$4,613

(a)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in commingled trust funds.

(b)
Cash and cash equivalents are highly liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle.

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is primarily for gaining market exposure in an unlevered manner or hedging investment risks. The fair market value of the pension master trust's derivatives through direct or separate account investments resulted in a net liability of approximately $2 million and $1 million as of December 31, 2016 and 2015, respectively.

The activity attributable to Level 3 retirement plan assets was insignificant in the years ended December 31, 2016 and 2015.

19. STOCK COMPENSATION PLANS

The Company elected to early adopt ASU 2016-09, as of January 1, 2016. Accordingly, income tax benefits of $32 million resulting from stock award settlement activity during the year ended December 31, 2016, were recognized as income tax benefits in the consolidated statements of operations and comprehensive income (loss). These tax benefits were reported as operating activities in the consolidated statements of cash flows. Prior year excess tax benefits for the years ended December 31, 2015 and 2014, of $33 million and $39 million, respectively, were retrospectively adjusted in the consolidated statements of cash flows to conform to the current year presentation. In accordance with the new standard, the Company will continue to present all cash payments made to taxing authorities on behalf of the employees for withheld shares as financing activities in the consolidated statements of cash flows. The Company has maintained its standing forfeiture accounting policy and continues to estimate the number of awards expected to vest in the future.

As of December 31, 2016, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan") and the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan").

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

The 2012 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant. Stock awards, in the form of RPSRs, restricted stock rights ("RSRs"), and stock rights, are granted to key employees and members of the board of directors without payment to the Company. The 2012 Plan authorized (i) 3.4 million new shares; plus (ii) any shares subject to outstanding awards under the 2011 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2011 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2016, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2012 Plan was 4.2 million.

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

The Company issued the following stock awards in the years ended December 31, 2016, 2015, and 2014:

Restricted Performance Stock Rights - For the year ended December 31, 2016, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $134.53. These rights are subject to cliff vesting on December 31, 2018. For the year ended December 31, 2015, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $142.02. These rights are subject to cliff vesting on December 31, 2017. For the year ended December 31, 2014, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $98.22. These rights were fully vested as of December 31, 2016. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grant are expected to ultimately vest.

Restricted Stock Rights - Retention stock awards are granted to key employees primarily to ensure business continuity. In 2015, the Company granted approximately 3,000 RSRs at a weighted average share price of $115.50, with cliff vesting one year from the grant date. In 2014, the Company granted approximately 12,000 RSRs at a weighted average share price of $101.21, with cliff vesting three years from the grant date. As of December 31, 2016, approximately 3,200 of these RSRs were outstanding.

For the year ended December 31, 2016, 0.8 million stock awards vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2015, 0.9 million stock awards vested, of which approximately 0.4 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2014, 1.5 million stock awards vested, of which approximately 0.6 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

Stock Rights - The Company granted stock rights to its non-employee directors on a quarterly basis in 2016, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain ownership guidelines, the non-employee director may elect under the terms of the Directors’ Compensation Policy and Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

The stock award activity for the years ended December 31, 2016, 2015, and 2014, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2013	1,673	$40.92	1.0 year
Granted	246	98.33
Adjustment due to performance	918	41.45
Vested	(1,510)	41.45
Forfeited	(16)	45.19
Outstanding as of December 31, 2014	1,311	51.23	0.7 years
Granted	163	140.48
Adjustment due to performance	315	36.36
Vested	(865)	36.36
Forfeited	(33)	83.44
Outstanding as of December 31, 2015	891	75.73	0.6 years
Granted	169	134.78
Adjustment due to performance	326	46.75
Vested	(783)	46.75
Forfeited	(25)	127.45
Outstanding as of December 31, 2016	578	$113.95	0.8 years

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2016, 2015, and 2014 are based on two metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension, weighted at 50%, and pension-adjusted return on invested capital, weighted at 50%.

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

Compensation expense for the outstanding converted stock options was determined at the time of grant by Northrop Grumman. No stock options were granted during the years ended December 31, 2016, 2015, and 2014. The fair value of the stock options was expensed on a straight-line basis over the vesting period of the options. The fair value of each of the stock options was estimated on the date of grant using a Black-Scholes option pricing model.

The stock option activity for the years ended December 31, 2016, 2015, and 2014, was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of December 31, 2013	819	$35.01	2.1 years	$45
Exercised	(174)	31.11
Canceled and Forfeited	(1)	31.76
Outstanding as of December 31, 2014	644	36.06	1.4 years	49
Exercised	(111)	46.46
Outstanding as of December 31, 2015	533	33.90	0.6 years	50
Exercised	(271)	30.20
Outstanding as of December 31, 2016	262	$37.73	0.1 years	$38
Vested as of December 31, 2016	262	$37.73	0.1 years	$38

The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014, was $26 million, $11 million, and $12 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for stock options exercised or at period end for outstanding stock options, less the applicable exercise price. The Company issued new shares to satisfy exercised stock options.

Compensation Expense

The Company recorded $36 million, $43 million, and $34 million of expense related to stock awards for the years ended December 31, 2016, 2015, and 2014, respectively. The Company recorded $14 million, $17 million, and $13 million as tax benefits related to stock awards and stock options for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company recognized tax benefits for the years ended December 31, 2016, 2015, and 2014, of $39 million, $41 million, and $53 million, respectively, from the issuance of stock in settlement of stock awards, and $10 million, $4 million, and $5 million for the years ended December 31, 2016, 2015, and 2014, respectively, from the exercise of stock options.

Unrecognized Compensation Expense

As of December 31, 2016, the Company had less than $1 million of unrecognized compensation expense associated with RSRs granted in 2014, which will be recognized over a weighted average period of 0.5 years, and $28 million of unrecognized expense associated with RPSRs granted in 2016 and 2015, which will be recognized over a weighted average period of 0.9 years years. As of December 31, 2016, the Company had no unrecognized compensation expense related to stock options. Compensation expense for stock options was fully recognized as of December 31, 2013.

20. UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2016 and 2015, are set forth in the following tables:

	Year Ended December 31, 2016
($ in millions, except per share amounts)	1st Qtr(1)	2nd Qtr(2)	3rd Qtr	4th Qtr
Sales and service revenues	$1,763	$1,700	$1,683	$1,922
Operating income (loss)	198	217	175	268
Earnings (loss) before income taxes	177	199	157	251
Net earnings (loss)	136	133	107	197
Dividends declared per share	$0.50	$0.50	$0.50	$0.60
Basic earnings (loss) per share	$2.89	$2.83	$2.28	$4.26
Diluted earnings (loss) per share	$2.87	$2.80	$2.27	$4.20
(1) In the first quarter of 2016, the Company recorded a $22 million favorable cumulative adjustment on a contract at the Ingalls segment.
(2) In the second quarter of 2016, the Company recorded a $38 million favorable cumulative adjustment on a contract at the Ingalls segment and a $23 million favorable cumulative adjustment on a contract at the Newport News segment.

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
1) In the second quarter of 2015, the Company recorded a $59 million goodwill impairment charge. During the same period, the Company recorded $136 million of operating income as a result of the Aon settlement.
(2) In the fourth quarter of 2015, the Company recorded $16 million goodwill impairment and $27 million intangible asset impairment charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2016. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2016, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

/s/ C. Michael Petters	/s/ Christopher D. Kastner
C. Michael Petters	Christopher D. Kastner
President and Chief Executive Officer	Executive Vice President, Business Management and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Executive Officers

Information regarding our executive officers may be found under Item 4A.

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

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

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation, and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table presents the equity securities available for issuance under our equity compensation plans as of December 31, 2016.

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	840,781	$37.73	4,190,493
Equity compensation plans not approved by security holders(3)	—	—	—
Total	840,781	$37.73	4,190,493
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. Of these shares, 262,294 were subject to stock options and 36,219 were stock rights granted under the 2011 Plan. In addition, this number includes 31,427 stock rights, 3,196 restricted stock rights, and 507,645 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement.
(2) This is the weighted average exercise price of the 262,294 outstanding stock options only.
(3) There are no awards made under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     1. Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Financial Position
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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2014
Valuation allowance for deferred tax assets	$12	$2	$—	$14
Year Ended December 31, 2015
Valuation allowance for deferred tax assets	14	(3)	—	11
Year Ended December 31, 2016
Valuation allowance for deferred tax assets	$11	$—	$—	$11
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

4.2
First supplemental indenture, dated as of November 17, 2015, to the indenture, dated as of December 2, 2014, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on form 10-K filed February 18, 2016).

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

10.29*
Huntington Ingalls Industries, Inc. Annual Incentive Plan, as amended and restated December 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016).

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

10.35*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012).

10.36*	Performance-Based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012).

10.37*	Huntington Ingalls Industries, Inc. Amended and Restated Directors' Compensation Policy

10.38*	Huntington Ingalls Industries, Inc. Directors Compensation Policy--Board Deferred Compensation Policy

11	Computation of Per Share Earnings (provided in Note 7 of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share”).

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Consolidated Statements of Financial Position, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2017.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters	President, Chief Executive Officer and Director
C. Michael Petters	(Principal Executive Officer)	February 16, 2017

/s/ Christopher D. Kastner	Executive Vice President, Business
Christopher D. Kastner	Management and Chief Financial Officer
	(Principal Financial Officer)	February 16, 2017

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 16, 2017

/s/ Thomas B. Fargo
Thomas B. Fargo	Chairman	February 16, 2017

/s/ Augustus L. Collins
Augustus L. Collins	Director	February 16, 2017

/s/ Kirkland H. Donald
Kirkland H. Donald	Director	February 16, 2017

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 16, 2017

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 16, 2017

/s/ Paul D. Miller
Paul D. Miller	Director	February 16, 2017

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 16, 2017

/s/ John K. Welch
John K. Welch	Director	February 16, 2017

/s/ Stephen R. Wilson
Stephen R. Wilson	Director	February 16, 2017