Form 10-Q
period 2017-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2017-05-04
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 28, 2017, 46,019,544 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2017	2016
Sales and service revenues
Product sales	$1,300	$1,429
Service revenues	424	334
Sales and service revenues	1,724	1,763
Cost of sales and service revenues
Cost of product sales	1,070	1,139
Cost of service revenues	363	289
Income (loss) from operating investments, net	2	—
General and administrative expenses	129	137
Operating income (loss)	164	198
Other income (expense)
Interest expense	(18)	(19)
Other, net	1	(2)
Earnings (loss) before income taxes	147	177
Federal and foreign income taxes	28	41
Net earnings (loss)	$119	$136

Basic earnings (loss) per share	$2.57	$2.89
Weighted-average common shares outstanding	46.3	47.0

Diluted earnings (loss) per share	$2.56	$2.87
Weighted-average diluted shares outstanding	46.4	47.4

Dividends declared per share	$0.60	$0.50

Net earnings (loss) from above	$119	$136
Other comprehensive income (loss)
Change in unamortized benefit plan costs	22	20
Other	4	—
Tax benefit (expense) for items of other comprehensive income	(10)	(8)
Other comprehensive income (loss), net of tax	16	12
Comprehensive income (loss)	$135	$148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31 2017	December 31 2016
Assets
Current Assets
Cash and cash equivalents	$608	$720
Accounts receivable, net of allowance for doubtful accounts of $33 million as of 2017 and $4 million as of 2016	1,178	1,164
Inventoried costs, net	230	210
Prepaid expenses and other current assets	47	48
Total current assets	2,063	2,142
Property, plant, and equipment, net of accumulated depreciation of $1,661 million as of 2017 and $1,627 million as of 2016	1,986	1,986
Goodwill	1,234	1,234
Other intangible assets, net of accumulated amortization of $499 million as of 2017 and $488 million as of 2016	537	548
Deferred tax assets	292	314
Miscellaneous other assets	122	128
Total assets	$6,234	$6,352
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$333	$316
Accrued employees’ compensation	208	241
Current portion of postretirement plan liabilities	147	147
Current portion of workers’ compensation liabilities	218	217
Advance payments and billings in excess of revenues	88	166
Other current liabilities	279	256
Total current liabilities	1,273	1,343
Long-term debt	1,280	1,278
Pension plan liabilities	1,080	1,116
Other postretirement plan liabilities	431	431
Workers’ compensation liabilities	443	441
Other long-term liabilities	89	90
Total liabilities	4,596	4,699
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 52.9 million shares issued and 46.2 million shares outstanding as of March 31, 2017, and 52.6 million shares issued and 46.2 million shares outstanding as of December 31, 2016	1	1
Additional paid-in capital	1,914	1,964
Retained earnings (deficit)	1,414	1,323
Treasury stock	(756)	(684)
Accumulated other comprehensive income (loss)	(935)	(951)
Total stockholders’ equity	1,638	1,653
Total liabilities and stockholders’ equity	$6,234	$6,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2017	2016
Operating Activities
Net earnings (loss)	$119	$136
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	41	41
Amortization of purchased intangibles	11	5
Amortization of debt issuance costs	2	2
Provision for doubtful accounts	29	—
Stock-based compensation	6	5
Deferred income taxes	12	15
Change in
Accounts receivable	(43)	(12)
Inventoried costs	(20)	2
Prepaid expenses and other assets	11	(9)
Accounts payable and accruals	(56)	(112)
Retiree benefits	(14)	(21)
Other non-cash transactions, net	—	2
Net cash provided by (used in) operating activities	98	54
Investing Activities
Additions to property, plant, and equipment	(58)	(37)
Net cash provided by (used in) investing activities	(58)	(37)
Financing Activities
Dividends paid	(28)	(24)
Repurchases of common stock	(68)	(44)
Employee taxes on certain share-based payment arrangements	(56)	(50)
Net cash provided by (used in) financing activities	(152)	(118)
Change in cash and cash equivalents	(112)	(101)
Cash and cash equivalents, beginning of period	720	894
Cash and cash equivalents, end of period	$608	$793
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$4	$39
Cash paid for interest	$1	$1
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$5	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2017 and 2016 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2015	$1	$1,978	$848	$(492)	$(845)	$1,490
Net earnings (loss)	—	—	136	—	—	136
Dividends declared ($0.50 per share)	—	—	(24)	—	—	(24)
Additional paid-in capital	—	(45)	—	—	—	(45)
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Treasury stock activity	—	—	—	(48)	—	(48)
Balance as of March 31, 2016	$1	$1,933	$960	$(540)	$(833)	$1,521

Balance as of December 31, 2016	$1	$1,964	$1,323	$(684)	$(951)	$1,653
Net earnings (loss)	—	—	119	—	—	119
Dividends declared ($0.60 per share)	—	—	(28)	—	—	(28)
Additional paid-in capital	—	(50)	—	—	—	(50)
Other comprehensive income (loss), net of tax	—	—	—	—	16	16
Treasury stock activity	—	—	—	(72)	—	(72)
Balance as of March 31, 2017	$1	$1,914	$1,414	$(756)	$(935)	$1,638

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

2. BASIS OF PRESENTATION

Principles of Consolidation - The unaudited condensed consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). All intercompany transactions and balances are eliminated in consolidation. For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation. See Note 9: Segment Information.

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and provision of services, principally for the U.S. Government. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, principally based upon total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred, generally based on the percentage that total costs incurred bear to total estimated costs at completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified. The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts.

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended March 31, 2017 and 2016, net cumulative catch-up adjustments increased operating income by $26 million and $69 million, respectively, and increased diluted earnings per share by $0.37 and $0.95, respectively. No individual adjustment was material to the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2017. Cumulative catch-up adjustments for the three months ended March 31, 2016, included favorable adjustments of $22 million on a contract at the Ingalls segment, which increased diluted earnings per share by $0.30.

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

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts were valued at $85 million and $82 million as of March 31, 2017, and December 31, 2016, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of available-for-sale investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Accounts Receivable - The Company has limited exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected customer accounts and a review of its currently outstanding accounts receivable. As of March 31, 2017, and December 31, 2016, the Company had an allowance for doubtful accounts of $33 million and $4 million, respectively. During the three months ended March 31, 2017, the Company recorded $29 million in allowance for doubtful accounts within the Technical Solutions segment related to a commercial customer’s recent petitioning for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Additionally, certain payments totaling $28 million received from this customer may be reclaimed if any such payment is determined to have been a preferential payment or similar transaction under applicable bankruptcy laws.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. As of March 31, 2017, and December 31, 2016, the Company was due $23 million and $33 million, respectively, from Northrop Grumman under spin-off related agreements. As of each of March 31, 2017, and December 31, 2016, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

3. ACCOUNTING STANDARDS UPDATES

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which will replace existing requirements in U.S. GAAP, including industry-specific requirements, significantly expand the disclosure requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permitted companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

As part of the Company's corporate governance structure, the Company established an implementation team comprised of key stakeholders across the Company's businesses. The Company developed a plan to identify and implement applicable changes to its business processes, systems, and controls.  These changes are necessary to support recognition and disclosure under the new standard. In the first quarter of 2017, the Company reached a point in its assessment to support a transition decision based on information obtained to date. Based on its evaluation, the Company is planning to adopt the requirements of the new standard in the first quarter of 2018 utilizing the modified retrospective method. As a result, the Company will present the cumulative effect of applying the standard at the date of initial application, January 1, 2018. Based on the results of the assessment performed to date, the impact of adopting the new standard on the Company's 2018 total sales and service revenues and operating income is not expected to be material. The assessment of the majority of the Company's contracts under the new standard supports the recognition of revenue over time using the cost-to-cost measurement under the percentage of completion method, which is consistent with the Company's current revenue recognition practices. As such, the revenue on the majority of the Company's contracts will continue to be recognized over time considering the continuous transfer of control to the customer. Under U.S. Government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which establishes a right-of-use model that requires a lessee to record the right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those reporting periods. Early adoption is permitted and should be applied using a modified retrospective approach. The Company is in the process of evaluating the potential impacts of ASU 2016-02 on its consolidated financial statements and disclosures, contracting and accounting processes, internal controls, and information technology systems.

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

In March 2017, the FASB issued ASU 2017-07, “Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-07 on its consolidated financial statements and disclosures, accounting processes, and relevant internal controls.

Other pronouncements issued but not effective until after December 31, 2017, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls shipbuilding operations by winding down shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. In October 2014, the Company ceased shipbuilding construction operations at the Avondale facility.

In connection with and as a result of the decision to wind down shipbuilding at the Avondale facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. The Company’s current estimated net restructuring and shutdown costs are $276 million, comprised of $308 million of restructuring and shutdown costs, partially offset by $32 million from the anticipated disposition of assets. As of March 31, 2017, and December 31, 2016, the Company had incurred restructuring and shutdown related costs of $288 million and $287 million, respectively. Substantially all of these costs were incurred from 2010 through 2014. None of the recoverable costs related to the wind down of the Avondale facility have been included in billings to the U.S. Government. These recoverable costs are recorded in contract working capital within inventoried costs, accounts receivable and advance payments and billings in excess of revenues. The Company believes such costs are recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with applicable provisions of the Federal Acquisition Regulation ("FAR") and Cost Accounting Standards for the treatment of restructuring and shutdown related costs, which permit contractors to defer such costs and amortize the amounts over a period not to exceed five years. The Company has been amortizing the deferred costs over a five year period since 2014, when the Company ceased shipbuilding construction operations at the Avondale facility.

The Company has engaged in communications and negotiations with the U.S. Navy since 2010 regarding the amount and recovery of the Company's restructuring and shutdown costs, including submitting revised proposals to address the concerns of the Defense Contract Audit Agency in 2011 and 2014. In June 2016, the Company submitted to the contracting officer a request for a final decision regarding the Avondale facility restructuring costs. In December 2016, the contracting officer denied the Company’s claim, on the purported basis that the Company had not adequately shown savings and other benefits that would accrue to the U.S. Government from the closing of Avondale and consolidation of Ingalls shipbuilding to the Pascagoula facility. The Company is pursuing its claim through the Civilian and Armed Services Boards of Contract Appeals, seeking recovery of the Avondale restructuring costs pursuant to the Contract Disputes Act, and the Company continues to believe its claim is reasonably based and supported by law. Accordingly, the Company anticipates an ultimate resolution that is substantially in accordance with management's cost recovery expectations. Any subsequent inability to recover costs substantially in accordance with management’s cost recovery expectations could result in a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company has received communications from the Supervisor of Shipbuilding questioning the Company's treatment and proposed allocation of the Gulfport closure costs. The Company has responded to such communications with the position that its proposed accounting and allocation of the closure costs complies with applicable law, and the Company and the U.S. Government remain in discussions about the proper accounting and allocation of such costs. While the Company anticipates a resolution that is substantially in accordance with management's cost recovery expectations, any inability to recover such costs substantially in accordance with the Company's cost recovery expectations could result in a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

6. ACQUISITIONS

On December 1, 2016, the Company acquired, for approximately $372 million in cash, net of $27 million of cash acquired, Camber Holding Corporation ("Camber"), a provider of mission-based and information technology solutions to the U.S. Government. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. For the three months ended March 31, 2017, Camber contributed revenues of $80 million and operating income of $2 million. In connection with this acquisition, the Company recorded $278 million of goodwill, all of which was allocated to its Technical Solutions segment, primarily related to the value of Camber's workforce, and $76 million of intangible assets related to existing contract backlog. See Note 11: Goodwill and Other Intangible Assets. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the net working capital adjustment and the fair values of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of Camber are not material to the Company’s consolidated financial position, results of operations, or cash flows.

7. STOCKHOLDERS' EQUITY

Treasury Stock - In October 2015, the Company's board of directors authorized an increase in the Company's stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2017, the Company repurchased 357,778 shares at an aggregate cost of $72 million, of which approximately $4 million was not yet settled for cash as of March 31, 2017. For the first quarter of 2016, the Company repurchased 366,726 shares at an aggregate cost of $48 million, of which approximately $6 million was not yet settled for cash as of March 31, 2016. For the three months ended March 31, 2016, the Company also settled for cash $2 million of shares repurchased in the prior year. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.60 and $0.50 for the three months ended March 31, 2017 and 2016, respectively. The Company paid cash dividends totaling $28 million and $24 million for the three months ended March 31, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of March 31, 2017, was comprised of unamortized benefit plan costs of $935 million. The accumulated other comprehensive loss as of December 31, 2016, was comprised of unamortized benefit plan costs of $948 million and other comprehensive loss items of $3 million.

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2015	$(843)	$(2)	$(845)
Amortization of net actuarial loss (gain)[1]	20	—	20
Tax benefit (expense) for items of other comprehensive income	(8)	—	(8)
Net current period other comprehensive income (loss)	12	—	12
Balance as of March 31, 2016	(831)	(2)	(833)

Balance as of December 31, 2016	(948)	(3)	(951)
Other comprehensive income (loss) before reclassifications	—	4	4
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	23	—	23
Tax benefit (expense) for items of other comprehensive income	(9)	(1)	(10)
Net current period other comprehensive income (loss)	13	3	16
Balance as of March 31, 2017	$(935)	$—	$(935)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, was $9 million and $8 million, respectively.

8. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2017	2016
Net earnings (loss)	$119	$136

Weighted-average common shares outstanding	46.3	47.0
Net dilutive effect of stock options and awards	0.1	0.4
Dilutive weighted-average common shares outstanding	46.4	47.4

Earnings (loss) per share - basic	$2.57	$2.89
Earnings (loss) per share - diluted	$2.56	$2.87

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") for the three months ended March 31, 2017. The amounts presented above for the three months ended March 31, 2016, exclude the impact of 0.1 million stock options and 0.5 million RPSRs under the treasury stock method.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance. The Technical Solutions segment was established in the fourth quarter of 2016 in conjunction with the Company's acquisition of Camber and realignment of management oversight to enhance strategic and operational alignment among the Company's services businesses. The Company has reflected the 2016 segment realignment in prior reporting periods on a retrospective basis. None of these changes impacted the Company's previously reported consolidated financial position, results of operations, or cash flows.

The following table presents segment results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
($ in millions)	2017	2016
Sales and Service Revenues
Ingalls	$550	$586
Newport News	971	993
Technical Solutions	225	208
Intersegment eliminations	(22)	(24)
Sales and service revenues	$1,724	$1,763
Operating Income (Loss)
Ingalls	$66	$82
Newport News	72	81
Technical Solutions	(18)	3
Segment operating income (loss)	120	166
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	49	35
Non-current state income taxes	(5)	(3)
Operating income (loss)	$164	$198

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment.

($ in millions)	March 31 2017	December 31 2016
Assets
Ingalls	$1,354	$1,362
Newport News	3,230	3,169
Technical Solutions	676	692
Corporate	974	1,129
Total assets	$6,234	$6,352

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	March 31 2017	December 31 2016
Production costs of contracts in process	$134	$116
Raw material inventory	96	94
Total inventoried costs, net	$230	$210

As of March 31, 2017, and December 31, 2016, $87 million and $94 million, respectively, of costs related to the wind down of the Avondale facility were capitalized in production costs of contracts in process within inventoried costs. See Note 4: Avondale.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values.

Accumulated goodwill impairment losses as of each of March 31, 2017, and December 31, 2016, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of March 31, 2017, and December 31, 2016, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of March 31, 2017, and December 31, 2016, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of March 31, 2017, and December 31, 2016, were $122 million.

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $11 million and $5 million for the three months ended March 31, 2017 and 2016, respectively.

In connection with the Camber acquisition in 2016, the Company preliminarily recorded $76 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of 10 years.

The Company expects amortization expense for purchased intangible assets of approximately $40 million in 2017, $36 million in 2018, $32 million in 2019, $28 million in 2020, and $26 million in 2021.

12. INCOME TAXES

The Company's earnings are principally domestic, and its effective tax rates on earnings from operations for the three months ended March 31, 2017 and 2016, were 19.0% and 23.2%, respectively. The lower effective tax rate for the three months ended March 31, 2017, was primarily attributable to an increase in income tax benefits associated with stock award settlement activity and an increase in the domestic manufacturing deduction.

For the three months ended March 31, 2017, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction.

It is reasonably possible that the Company's unrecognized tax benefits will decrease by $2 million in the next 12 months as a result of the expiration of applicable statutes of limitation.

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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31 2017	December 31 2016
Senior notes due December 15, 2021, 5.000%	$600	$600
Senior notes due November 15, 2025, 5.000%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(25)	(27)
Total long-term debt	$1,280	$1,278

Credit Facility - In July 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio, which may vary between 1.25% and 2.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The commitment fee rate as of March 31, 2017, was 0.25% and may vary between 0.25% and 0.35%.

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

As of March 31, 2017, approximately $25 million in standby letters of credit were issued but undrawn, and the remaining $1,225 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $7 million and $8 million as of March 31, 2017, and December 31, 2016, respectively.

Senior Notes - In December 2014, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due December 2021. In November 2015, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025. Interest on the Company's senior notes is payable semi-annually.

The terms of all of the 5.000% senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $18 million and $19 million as of March 31, 2017, and December 31, 2016, respectively.

Mississippi Economic Development Revenue Bonds - As of each of March 31, 2017, and December 31, 2016, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of March 31, 2017, and December 31, 2016, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the three months ended March 31, 2017.

The estimated fair values of the Company's total long-term debt as of March 31, 2017, and December 31, 2016, were $1,369 million and $1,372 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

False Claims Act Complaint - In 2015, the Company received a Civil Investigative Demand from the DoJ relating to an investigation of certain allegedly non-conforming parts the Company purchased from one of its suppliers for use in connection with U.S. Government contracts. The Company has cooperated with the DoJ in connection with its investigation. In 2016, the Company was made aware that it is a defendant in a False Claims Act lawsuit filed under seal in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of the allegedly non-conforming parts from the supplier. Depending upon the outcome of this matter, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The matter remains sealed and given the current posture of the matter, the Company is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the three months ended March 31, 2017 and 2016, was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. In June 2016, the Company submitted to the contracting officer a request for a final decision regarding the Avondale restructuring costs the Company has incurred, and in December 2016, the contracting officer denied the Company’s claim. The Company is pursuing its claim through the Civilian and Armed Services Boards of Contract Appeals, seeking recovery of the Avondale restructuring costs pursuant to the Contract Disputes Act. See Note 4: Avondale. As of March 31, 2017,

the recognized amounts related to other claims and requests for equitable adjustment were not material individually or in the aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of March 31, 2017, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2017, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2017, the Company had $25 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $356 million of surety bonds outstanding.

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

The costs of the Company's defined benefit pension plans and other postretirement plans for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$35	$33	$3	$3
Interest cost	67	65	6	6
Expected return on plan assets	(91)	(87)	—	—
Amortization of prior service cost (credit)	4	5	(5)	(5)
Amortization of net actuarial loss (gain)	24	21	(1)	(1)
Net periodic benefit cost	$39	$37	$3	$3

The Company made the following contributions to its pension and other postretirement plans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
($ in millions)	2017	2016
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	45	53
Non-qualified	1	1
Other benefit plans	9	8
Total contributions	$55	$62

For the year ending December 31, 2017, the Company expects cash contributions to its qualified defined benefit pension plans to be $294 million, substantially all of which will be discretionary.

17. STOCK COMPENSATION PLANS

During the three months ended March 31, 2017 and 2016, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2017, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $219.47. These rights are subject to cliff vesting on December 31, 2019. For the three months ended March 31, 2016, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $132.81. These rights are subject to cliff vesting on December 31, 2018. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

For the three months ended March 31, 2017 and 2016, 0.4 million and 0.8 million stock awards vested, respectively, of which approximately 0.2 million and 0.3 million, respectively, were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2017

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	457	$142.84	1.4

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended March 31, 2017 and 2016, of $6 million and $5 million, respectively.

The Company recognized total tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2017 and 2016, of $26 million and $20 million, respectively.

Unrecognized Compensation Expense

As of March 31, 2017, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2014, which will be recognized over a weighted average period of 0.2 years, and $43 million of unrecognized expense associated with RPSRs granted in 2017, 2016, and 2015, which will be recognized over a weighted average period of 1.6 years.

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2016.

Business Environment

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

The Bipartisan Budget Act of 2015 (the "BBA 2015") provided sequestration relief for fiscal years 2016 and 2017, but sequestration remains in effect for fiscal years 2018 through 2021. Long-term uncertainty remains with respect to overall levels of defense spending, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure despite the President's January 2017 executive order indicating the new Administration's desire to increase investment in readiness and modernization.

While we are encouraged that an Omnibus Appropriations package for fiscal year 2017 has been finalized, we cannot predict the impact that sequestration cuts or reprioritization of readiness and modernization investment may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, we consider the policies relating to the following matters to be critical accounting policies:

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

As of March 31, 2017, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2016.

Contracts

We generate most of our revenues from long-term U.S. Government contracts for design, production, and support activities. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs, including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are treated as allowable and allocable costs under the Federal Acquisition Regulation ("FAR") and the U.S. Cost Accounting Standards ("CAS") regulations. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense, and advertising costs.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 93% and 98% of our revenues for the three months ended March 31, 2017 and 2016, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 7% and 2% of our revenues for the three months ended March 31, 2017 and 2016, respectively, were generated from firm fixed-price arrangements.

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

For example, the discount rate is a significant assumption in determining the value of benefits earned under FAS and CAS. Under FAS, the discount rate is based on yields of high quality bonds, while the CAS discount rate has been an expected rate of return on plan assets assumption. Under the Harmonization rules, the CAS discount rate will be based on a methodology more similar to FAS. The four year phase in period, which will be completed in 2017, requires the use of a blend of the pre and post Harmonization liabilities.

Another difference between FAS expense and CAS cost (and consequently the FAS/CAS Adjustment) is the pattern of earnings and expense recognition for actuarial gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net actuarial gains and losses exceeding the 10% corridor are amortized over the employee's average future service life of approximately 12 years. Under Harmonization, the amortization period for CAS changed to 10 years for actuarial gains and losses beginning in 2013. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS, actual asset gains and losses are systematically smoothed over five years, subject to certain limitations. For FAS, we do not use this smoothing method, and instead use fair value in determining our FAS expense. Accordingly, FAS expense generally reflects recent asset gains and losses faster than CAS.

Additionally, CAS cost is only recognized for plans that are not fully funded as defined under CAS. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS cost will change accordingly.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended
	March 31		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent
Sales and service revenues	$1,724	$1,763	$(39)	(2)%
Cost of product sales and service revenues	1,433	1,428	5	—%
Income (loss) from operating investments, net	2	—	2	—%
General and administrative expenses	129	137	(8)	(6)%
Operating income (loss)	164	198	(34)	(17)%
Interest expense	18	19	(1)	(5)%
Other income (expense)	1	(2)	3	150%
Federal and foreign income taxes	28	41	(13)	(32)%
Net earnings (loss)	$119	$136	$(17)	(13)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended
	March 31		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent
Product sales	$1,300	$1,429	$(129)	(9)%
Service revenues	424	334	90	27%
Sales and service revenues	$1,724	$1,763	$(39)	(2)%

Product sales for the three months ended March 31, 2017, decreased $129 million, or 9%, compared with the same period in 2016. Product sales at our Ingalls segment decreased $42 million for the three months ended March 31, 2017, primarily as a result of lower volumes in amphibious assault ships and surface combatants, partially offset by higher volumes in the Legend class NSC program. Newport News product sales decreased $21 million for the three months ended March 31, 2017, primarily as a result of lower volumes in submarines, partially offset by higher volumes in aircraft carriers. Technical Solutions product sales decreased $66 million for the three months ended March 31, 2017, primarily as a result of higher volume in 2016 due to the resolution of outstanding contract changes on a nuclear and environmental commercial contract.

Service revenues for the three months ended March 31, 2017, increased $90 million, or 27%, compared with the same period in 2016. Service revenues at our Ingalls segment increased $6 million for the three months ended March 31, 2017, as a result of higher volumes in surface combatants services, partially offset by lower amphibious assault ships services. Service revenues at our Newport News segment decreased $1 million for the three months ended March 31, 2017, primarily as a result of lower volumes in submarines services, offset by higher volumes in naval nuclear support services. Service revenues at our Technical Solutions segment increased $85 million for the three months ended March 31, 2017, primarily as a result of higher volumes in integrated mission solutions services following the acquisition of Camber and higher volumes in oil and gas services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended
	March 31		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent
Cost of product sales	$1,070	$1,139	$(69)	(6)%
% of product sales	82.3%	79.7%
Cost of service revenues	363	289	74	26%
% of service revenues	85.6%	86.5%
Income (loss) from operating investments, net	2	—	2	—%
General and administrative expenses	129	137	(8)	(6)%
% of sales and service revenues	7.5%	7.8%
Cost of sales and service revenues	$1,560	$1,565	$(5)	—%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2017, decreased $69 million, or 6%, compared with the same period in 2016. Cost of product sales at our Ingalls segment decreased $17 million for the three months ended March 31, 2017, primarily as a result of the volume changes described above, partially offset by lower risk retirement in the San Antonio class (LPD 17) program following delivery of USS John P. Murtha (LPD 26) in 2016. Cost of product sales at our Newport News segment decreased $15 million for the three months ended March 31, 2017, primarily as a result of the volume changes described above, partially offset by lower risk retirement in the

Virginia class (SSN 774) submarine program. Cost of product sales at our Technical Solutions segment decreased $37 million for the three months ended March 31, 2017, primarily due to the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract, partially offset by the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017.

Cost of product sales as a percentage of product sales increased from 79.7% for the three months ended March 31, 2016, to 82.3% for the three months ended March 31, 2017. This increase was primarily due to lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, and the Virginia class (SSN 774) submarine program, as well as the establishment of an allowance for accounts receivable.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2017, increased $74 million, or 26%, compared with the same period in 2016. Cost of service revenues at our Ingalls segment increased $2 million for the three months ended March 31, 2017, primarily as a result of the higher volumes described above. Cost of service revenues at our Newport News segment decreased $3 million for the three months ended March 31, 2017, primarily as a result of the volume changes described above. Cost of service revenues at our Technical Solutions segment increased $75 million for the three months ended March 31, 2017, primarily due to the higher volumes described above.

Cost of service revenues as a percentage of service revenues decreased from 86.5% for the three months ended March 31, 2016, to 85.6% for the three months ended March 31, 2017, primarily driven by improved performance in oil and gas services and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended March 31, 2017, increased $2 million, compared with the same period in 2016, as a result of higher equity income from our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three months ended March 31, 2017, decreased $8 million, compared with the same period in 2016, primarily driven by favorable changes in the FAS/CAS Adjustment and lower current state tax expense, partially offset by higher non-current state income tax expense.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance, and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income," which is defined as operating income before the FAS/CAS Adjustment and non-current state income taxes, neither of which affects segment performance because neither is an allowable cost under our contracts with the U.S. Government. Segment operating income is not a recognized measure under GAAP.  When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, operating income or any other performance measure presented in accordance with GAAP. It is a measure we use to evaluate our core operating performance.  We believe segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies.

The following table reconciles segment operating income to operating income:

	Three Months Ended
	March 31		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent
Segment operating income (loss)	$120	$166	$(46)	(28)%
FAS/CAS Adjustment	49	35	14	40%
Non-current state income taxes	(5)	(3)	(2)	(67)%
Operating income (loss)	$164	$198	$(34)	(17)%

Segment Operating Income

Segment operating income for the three months ended March 31, 2017, was $120 million, a decrease of $46 million from the same period in 2016. The decrease was primarily due to lower risk retirement in the San Antonio class (LPD 17) program and the Virginia class (SSN 774) submarine program, as well as the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
	March 31		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent
FAS expense	$(42)	$(40)	$(2)	(5)%
CAS cost	91	75	16	21%
FAS/CAS Adjustment	$49	$35	$14	40%

The FAS/CAS Adjustment was a net benefit of $49 million and $35 million for the three months ended March 31, 2017 and 2016, respectively. The favorable change in the FAS/CAS Adjustment of $14 million for the three months ended March 31, 2017, compared to the same period in 2016, was driven by the continued phase-in of Harmonization.

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

Non-current state income tax expense for the three months ended March 31, 2017, was $5 million, compared to a non-current state income tax expense of $3 million for the same period in 2016. This increase in non-current state income tax expense was primarily attributable to changes in pension related adjustments.

Interest Expense

Interest expense for the three months ended March 31, 2017, remained relatively consistent at $18 million, compared with $19 million for the same period in 2016.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from operations for the three months ended March 31, 2017, was 19.0%, compared with 23.2% for the same period in 2016. The lower effective tax rate for the three months ended March 31, 2017, was primarily attributable to an increase in the income tax benefits resulting from stock award settlement activity and an increase in the domestic manufacturing deduction. Our effective tax rate for the three months ended March 31, 2017, differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction. See Note 8: Earnings Per Share, Note 12: Income Taxes, and Note 17: Stock Compensation Plans.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

Segment operating results are presented in the following table:

	Three Months Ended
	March 31		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent
Sales and Service Revenues
Ingalls	$550	$586	$(36)	(6)%
Newport News	971	993	(22)	(2)%
Technical Solutions	225	208	17	8%
Intersegment eliminations	(22)	(24)	2	8%
Sales and service revenues	$1,724	$1,763	$(39)	(2)%
Operating Income (Loss)
Ingalls	$66	$82	$(16)	(20)%
Newport News	72	81	(9)	(11)%
Technical Solutions	(18)	3	(21)	(700)%
Segment operating income (loss)	120	166	(46)	(28)%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	49	35	14	40%
Non-current state income taxes	(5)	(3)	(2)	(67)%
Operating income (loss)	$164	$198	$(34)	(17)%

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

Cumulative Adjustments

For the three months ended March 31, 2017 and 2016, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended
	March 31
($ in millions)	2017	2016
Gross favorable adjustments	$57	$76
Gross unfavorable adjustments	(31)	(7)
Net adjustments	$26	$69

For the three months ended March 31, 2017, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended March 31, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on John P. Murtha (LPD 26), Portland (LPD 27), and the Virginia class (SSN 774) submarine program. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

Ingalls

	Three Months Ended
	March 31		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent
Sales and service revenues	$550	$586	$(36)	(6)%
Segment operating income (loss)	66	82	(16)	(20)%
As a percentage of segment sales	12.0%	14.0%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2017, decreased $36 million, or 6%, from the same period in 2016, primarily driven by lower revenues in amphibious assault ships and surface combatants, partially offset by higher revenues in the Legend class NSC program. The decrease in amphibious assault ships revenues was due to lower volume on the delivered USS John P. Murtha (LPD 26), partially offset by higher volumes on Bougainville (LHA 8) and Fort Lauderdale (LPD 28). Surface combatants revenues decreased due to lower volumes on Frank E. Petersen Jr. (DDG 121), Ralph Johnson (DDG 114), and Delbert D. Black (DDG 119), partially offset by higher volume on Lenah H. Sutcliffe Higbee (DDG 123). Revenues on the Legend class NSC program increased due to higher volumes on Stone (NSC 9), Kimball (NSC 7) and Midgett (NSC 8), partially offset by lower volume on USCGC Munro (NSC 6) following its delivery.

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2017, was $66 million, compared with $82 million for the same period in 2016. The decrease was primarily due to lower risk retirement on the delivered USS John P. Murtha (LPD 26) and Portland (LPD 27), partially offset by higher risk retirement on the Legend class NSC program.

Newport News

	Three Months Ended
	March 31		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent
Sales and service revenues	$971	$993	$(22)	(2)%
Segment operating income (loss)	72	81	(9)	(11)%
As a percentage of segment sales	7.4%	8.2%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2017, decreased $22 million, or 2%, from the same period in 2016, primarily driven by lower revenues in submarines, partially offset by higher revenues in aircraft carriers. Submarines revenues related to the Virginia class (SSN 774) submarine program were lower due to lower volumes on Block III boats, partially offset by higher volumes on Block IV boats. Aircraft carriers revenues were higher primarily due to higher volumes on the advance planning contract for the RCOH of USS George Washington (CVN 73), construction contract for John F. Kennedy (CVN 79), and advance planning contract for Enterprise (CVN 80), partially offset by lower volumes on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72) and the construction contract for Gerald R. Ford (CVN 78).

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2017, was $72 million, compared with $81 million for the same period in 2016. The decrease was primarily due to lower volume and lower risk retirement on the Virginia class (SSN 774) submarine program, partially offset by higher volume on the advance planning contract for the RCOH of USS George Washington (CVN 73).

Technical Solutions

	Three Months Ended
	March 31		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent
Sales and service revenues	$225	$208	$17	8%
Segment operating income (loss)	(18)	3	(21)	(700)%
As a percentage of segment sales	(8.0)%	1.4%

Sales and Service Revenues

Revenues in the Technical Solutions segment for the three months ended March 31, 2017, increased $17 million, or 8%, primarily due to higher volume in integrated mission solutions services following the acquisition of Camber, partially offset by higher volumes in 2016 due to the resolution of outstanding contract changes on a nuclear and environmental commercial contract.

Segment Operating Income

Technical Solutions segment operating loss for the three months ended March 31, 2017, was $18 million, compared with income of $3 million for the same period in 2016. The decrease was primarily due to the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract, partially offset by improved performance in oil and gas services and the acquisition of Camber.

BACKLOG

Total backlog as of March 31, 2017, and December 31, 2016, was approximately $20 billion and $21 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2017, and December 31, 2016:

	March 31, 2017			December 31, 2016
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$5,593	$679	$6,272	$6,033	$692	$6,725
Newport News	6,475	5,901	12,376	5,799	7,127	12,926
Technical Solutions	671	633	1,304	712	661	1,373
Total backlog	$12,739	$7,213	$19,952	$12,544	$8,480	$21,024

Approximately 30% of the $21 billion total backlog as of December 31, 2016, is expected to be converted into sales in 2017. U.S. Government orders comprised substantially all of the total backlog as of March 31, 2017, and December 31, 2016.

Awards

The value of new contract awards during the three months ended March 31, 2017, was approximately $0.6 billion. There were no significant new awards during this period.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Three Months Ended		2017 over
	March 31		2016
($ in millions)	2017	2016	Dollars
Net earnings (loss)	$119	$136	$(17)
Depreciation and amortization	54	48	6
Provision for doubtful accounts	29	—	29
Stock-based compensation	6	5	1
Deferred income taxes	12	15	(3)
Retiree benefit funding less than (in excess of) expense	(14)	(21)	7
Trade working capital decrease (increase)	(108)	(129)	21
Net cash provided by (used in) operating activities	$98	$54	$44

Cash Flows

We discuss below our major operating, investing, and financing activities for the three months ended March 31, 2017 and 2016, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2017, was $98 million, compared with $54 million provided by operating activities for the same period in 2016. The favorable change in operating cash flow was primarily due to a decrease in cash paid for income taxes, a change in trade working capital, and a decrease in funding of retiree benefit plans. The change in trade working capital was primarily driven by accounts payable due to the timing of payments and inventoried costs.

For the three months ended March 31, 2017, we made discretionary contributions to our qualified defined benefit pension plans totaling $45 million, compared with $53 million of discretionary contributions for the same period in 2016. As of March 31, 2017, we expect our 2017 cash contributions to our qualified defined benefit pension plans to be $294 million, substantially all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2017, was $58 million, compared with $37 million used in investing activities for the same period in 2016. The increase in investing cash used was driven by higher capital expenditures in 2017. For 2017, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 2.5% to 3% of annual revenues.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2017, was $152 million, compared with $118 million used in the same period in 2016. The increase in cash used was primarily due to an additional $24 million of common stock repurchases, an additional $6 million of employee taxes on certain share-based payment arrangements, and an additional $4 million of cash dividend payments.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended		2017 over
	March 31		2016
($ in millions)	2017	2016	Dollars
Net cash provided by (used in) operating activities	$98	$54	$44
Less:
Capital expenditures	(58)	(37)	(21)
Free cash flow provided by (used in) operations	$40	$17	$23

Free cash flow for the three months ended March 31, 2017, increased $23 million compared with the same period in 2016, primarily due to a change in trade working capital, a decrease in funding of retiree benefit plans, and a decrease in cash paid for income taxes, partially offset by higher capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2017 and 2016, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2017, we had $25 million in standby letters of credit issued but undrawn and $356 million of surety bonds outstanding.

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

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We delivered USS America (LHA 6) in April 2014, Tripoli (LHA 7) is currently under construction, and we have a long-lead time materials contract for Bougainville (LHA 8).

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered John Finn (DDG 113), and we are currently constructing Ralph Johnson (DDG 114). In June 2013, we were awarded a multi-year contract for construction of five additional Arleigh Burke class (DDG 51) destroyers. The first four ships of that award, Paul Ignatius (DDG 117), Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), and Lenah H. Sutcliffe Higbee (DDG 123), are currently under construction.

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

The decommissioned USS Enterprise (CVN 65)	Defuel and inactivate the world's first nuclear-powered aircraft carrier, which began in 2013.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Amended Credit Facility. Our $1,250 million revolving credit facility remained undrawn as of March 31, 2017.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of March 31, 2017, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2015, our board of directors authorized an increase in our stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2]
January 1, 2017 to January 31, 2017	118,884	$192.62	118,884	$493.8
February 1, 2017 to February 28, 2017	102,418	200.90	102,418	473.2
March 1, 2017 to March 31, 2017	296,116	215.30	136,476	444.5
Total	517,418	$207.24	357,778	$444.5
1 We purchased an aggregate of 357,778 shares of our common stock in the open market pursuant to our repurchase program and 159,640 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
2 As of March 31, 2017, we had purchased 6,773,248 shares at an average price of $111.54 per share for a total of $755.5 million since the program's inception.

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

Date:	May 4, 2017	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)