Form 10-Q
period 2017-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2017-08-03
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 28, 2017, 45,407,519 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2017	2016	2017	2016
Sales and service revenues
Product sales	$1,397	$1,364	$2,697	$2,793
Service revenues	461	336	885	670
Sales and service revenues	1,858	1,700	3,582	3,463
Cost of sales and service revenues
Cost of product sales	1,104	1,043	2,174	2,182
Cost of service revenues	385	290	748	579
Income (loss) from operating investments, net	1	1	3	1
General and administrative expenses	133	151	262	288
Operating income (loss)	237	217	401	415
Other income (expense)
Interest expense	(17)	(18)	(35)	(37)
Other, net	(2)	—	(1)	(2)
Earnings (loss) before income taxes	218	199	365	376
Federal and foreign income taxes	71	66	99	107
Net earnings (loss)	$147	$133	$266	$269

Basic earnings (loss) per share	$3.22	$2.83	$5.78	$5.72
Weighted-average common shares outstanding	45.7	47.0	46.0	47.0

Diluted earnings (loss) per share	$3.21	$2.80	$5.77	$5.68
Weighted-average diluted shares outstanding	45.8	47.5	46.1	47.4

Dividends declared per share	$0.60	$0.50	$1.20	$1.00

Net earnings (loss) from above	$147	$133	$266	$269
Other comprehensive income (loss)
Change in unamortized benefit plan costs	23	19	45	39
Other	3	—	7	—
Tax benefit (expense) for items of other comprehensive income	(10)	(7)	(20)	(15)
Other comprehensive income (loss), net of tax	16	12	32	24
Comprehensive income (loss)	$163	$145	$298	$293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30 2017	December 31 2016
Assets
Current Assets
Cash and cash equivalents	$553	$720
Accounts receivable, net of allowance for doubtful accounts of $28 million as of 2017 and $4 million as of 2016	1,201	1,164
Inventoried costs, net	204	210
Prepaid expenses and other current assets	75	48
Total current assets	2,033	2,142
Property, plant, and equipment, net of accumulated depreciation of $1,699 million as of 2017 and $1,627 million as of 2016	2,034	1,986
Goodwill	1,218	1,234
Other intangible assets, net of accumulated amortization of $508 million as of 2017 and $488 million as of 2016	528	548
Deferred tax assets	267	314
Miscellaneous other assets	110	128
Total assets	$6,190	$6,352
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$325	$316
Accrued employees’ compensation	244	241
Current portion of postretirement plan liabilities	147	147
Current portion of workers’ compensation liabilities	218	217
Advance payments and billings in excess of revenues	94	166
Other current liabilities	219	256
Total current liabilities	1,247	1,343
Long-term debt	1,281	1,278
Pension plan liabilities	1,043	1,116
Other postretirement plan liabilities	431	431
Workers’ compensation liabilities	443	441
Other long-term liabilities	95	90
Total liabilities	4,540	4,699
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 52.9 million shares issued and 45.5 million shares outstanding as of June 30, 2017, and 52.6 million shares issued and 46.2 million shares outstanding as of December 31, 2016	1	1
Additional paid-in capital	1,928	1,964
Retained earnings (deficit)	1,534	1,323
Treasury stock	(894)	(684)
Accumulated other comprehensive income (loss)	(919)	(951)
Total stockholders’ equity	1,650	1,653
Total liabilities and stockholders’ equity	$6,190	$6,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2017	2016
Operating Activities
Net earnings (loss)	$266	$269
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	82	83
Amortization of purchased intangibles	20	11
Amortization of debt issuance costs	3	3
Provision for doubtful accounts	22	—
Stock-based compensation	20	11
Deferred income taxes	28	39
Change in
Accounts receivable	(60)	52
Inventoried costs	5	5
Prepaid expenses and other assets	(1)	(13)
Accounts payable and accruals	(74)	(130)
Retiree benefits	(27)	(106)
Other non-cash transactions, net	—	(1)
Net cash provided by (used in) operating activities	284	223
Investing Activities
Additions to property, plant, and equipment	(137)	(85)
Acquisitions of businesses, net of cash received	3	—
Proceeds from disposition of assets	1	4
Net cash provided by (used in) investing activities	(133)	(81)
Financing Activities
Dividends paid	(55)	(48)
Repurchases of common stock	(207)	(86)
Employee taxes on certain share-based payment arrangements	(56)	(50)
Net cash provided by (used in) financing activities	(318)	(184)
Change in cash and cash equivalents	(167)	(42)
Cash and cash equivalents, beginning of period	720	894
Cash and cash equivalents, end of period	$553	$852
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$100	$123
Cash paid for interest	$36	$36
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$3	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2017 and 2016 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2015	$1	$1,978	$848	$(492)	$(845)	$1,490
Net earnings (loss)	—	—	269	—	—	269
Dividends declared ($1.00 per share)	—	—	(48)	—	—	(48)
Additional paid-in capital	—	(39)	—	—	—	(39)
Other comprehensive income (loss), net of tax	—	—	—	—	24	24
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of June 30, 2016	$1	$1,939	$1,069	$(576)	$(821)	$1,612

Balance as of December 31, 2016	$1	$1,964	$1,323	$(684)	$(951)	$1,653
Net earnings (loss)	—	—	266	—	—	266
Dividends declared ($1.20 per share)	—	—	(55)	—	—	(55)
Additional paid-in capital	—	(36)	—	—	—	(36)
Other comprehensive income (loss), net of tax	—	—	—	—	32	32
Treasury stock activity	—	—	—	(210)	—	(210)
Balance as of June 30, 2017	$1	$1,928	$1,534	$(894)	$(919)	$1,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is one of America’s largest military shipbuilding companies and a provider of professional services to partners in government and industry. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Technical Solutions. For more than a century, the Company's Ingalls and Newport News segments in Mississippi and Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. The Technical Solutions segment provides a wide range of professional services, including fleet support, integrated mission solutions, and nuclear and environmental and oil and gas services.

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

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended June 30, 2017 and 2016, net cumulative catch-up adjustments increased operating income by $60 million and $74 million, respectively, and increased diluted earnings per share by $0.85 and $1.02, respectively. For the six months ended June 30, 2017 and 2016, net cumulative catch-up adjustments increased operating income by $86 million and $143 million, respectively, and increased diluted earnings per share by $1.21 and $1.97, respectively. Cumulative catch-up adjustments for the three and six months ended June 30, 2017, included favorable adjustments of $30 million on a contract at the Ingalls segment, which increased diluted earnings per share by $0.42 in both periods. Cumulative catch-up adjustments for the three and six months ended June 30, 2016, included favorable adjustments of $38 million and $60 million, respectively, on a contract at the Ingalls segment, which increased diluted earnings per share by $0.52 and $0.82, respectively. Cumulative catch-up adjustments for the three and six months ended June 30, 2016, included favorable adjustments of $23 million and $26 million, respectively, on a contract at the Newport News segment, which increased diluted earnings per share by $0.31 and $0.36, respectively.

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

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts were valued at $87 million and $82 million as of June 30, 2017, and December 31, 2016, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of available-for-sale investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Accounts Receivable - The Company has limited exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected customer accounts and a review of its currently outstanding accounts receivable. As of June 30, 2017, and December 31, 2016, the Company had an allowance for doubtful accounts of $28 million and $4 million, respectively. During the three months ended March 31, 2017, the Company recorded $29 million in allowance for doubtful accounts within the Technical Solutions segment related to a commercial customer’s petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. During the three months ended June 30, 2017, the Company released $7 million of the allowance for doubtful accounts following its receipt of bankruptcy related payments from its commercial customer. Additionally, certain payments totaling $28 million received from this customer may be reclaimed if any such payment is determined to have been a preferential payment or similar transaction under applicable bankruptcy laws.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's

subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. As of June 30, 2017, and December 31, 2016, the Company was due $9 million and $33 million, respectively, from Northrop Grumman under spin-off related agreements. As of each of June 30, 2017, and December 31, 2016, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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

Additionally, the Company has made progress in redefining its accounting policies affected by this standard and the enhancement of internal controls over financial reporting related to the standard, as well as evaluating the expanded disclosure requirements. The Company expects to complete the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems during the second half of 2017, and implement any changes to such business processes, controls and systems over the remainder of 2017.

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

In May 2017, the FASB issued ASU 2017-10, "Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services", which addresses how an operating entity should determine the customer for operations under a service concession arrangement. The update clarifies that the grantor is the customer of the operation services in all cases for these arrangements. This standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permitted companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of ASU 2017-10 on its consolidated financial statements and disclosures, accounting processes, and relevant internal controls.

Other pronouncements issued but not effective until after December 31, 2017, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls shipbuilding operations by winding down shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. In October 2014, the Company ceased shipbuilding construction operations at the Avondale facility. Effective July 31, 2017, the Company entered into a Purchase and Sale Agreement with a potential buyer of the Avondale facility. After conducting due diligence on the property, the potential buyer has the right to determine whether or not to proceed to closing.

In connection with and as a result of the decision to wind down shipbuilding at the Avondale facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. The Company’s current estimated net restructuring and shutdown costs are $276 million, comprised of $308 million of restructuring and shutdown costs, partially offset by $32 million from the anticipated disposition of assets. As of June 30, 2017, and December 31, 2016, the Company

had incurred restructuring and shutdown related costs of $289 million and $287 million, respectively. Substantially all of these costs were incurred from 2010 through 2014. None of the recoverable costs related to the wind down of the Avondale facility have been included in billings to the U.S. Government. These recoverable costs are recorded in contract working capital within inventoried costs, accounts receivable and advance payments and billings in excess of revenues. The Company believes such costs are recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with applicable provisions of the Federal Acquisition Regulation ("FAR") and Cost Accounting Standards for the treatment of restructuring and shutdown related costs, which permit contractors to defer such costs and amortize the amounts over a period not to exceed five years. The Company has been amortizing the deferred costs over a five year period since 2014, when the Company ceased shipbuilding construction operations at the Avondale facility.

The Company has engaged in communications and negotiations with the U.S. Navy since 2010 regarding the amount and recovery of the Company's restructuring and shutdown costs, including submitting revised proposals to address the concerns of the Defense Contract Audit Agency in 2011 and 2014. In June 2016, the Company submitted to the contracting officer a request for a final decision regarding the Avondale facility restructuring costs. In December 2016, the contracting officer denied the Company’s claim, on the purported basis that the Company had not adequately shown savings and other benefits that would accrue to the U.S. Government from the closing of Avondale and consolidation of Ingalls shipbuilding to the Pascagoula facility. While the Company is continuing to engage in negotiations with the U.S. Navy, the Company is pursuing its claim through the Civilian and Armed Services Boards of Contract Appeals, seeking recovery of the Avondale restructuring costs pursuant to the Contract Disputes Act. The Company continues to believe its claim is reasonably based and supported by law. Accordingly, the Company anticipates an ultimate resolution that is substantially in accordance with management's cost recovery expectations. Any subsequent inability to recover costs substantially in accordance with management’s cost recovery expectations could result in a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

6. ACQUISITIONS

On December 1, 2016, the Company acquired, for approximately $369 million in cash, net of $27 million of cash acquired, Camber Holding Corporation ("Camber"), a provider of mission-based and information technology solutions to the U.S. Government. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. For the three and six months ended June 30, 2017, Camber contributed revenues of $85 million and $165 million, respectively, and operating income of $2 million and $4 million, respectively. In connection with this acquisition, the Company recorded $262 million of goodwill, all of which was allocated to its Technical Solutions segment, primarily related to the value of Camber's workforce, and $76 million of intangible assets related to existing contract backlog. See Note 11: Goodwill and Other Intangible Assets. During the three months ended June 30, 2017, the Company recorded a goodwill adjustment of $16 million, primarily driven by the refinement of fair value calculations for certain assets and liabilities and the finalization of the net working capital adjustment. The Company has not completed the purchase price allocation due to potential adjustments upon finalization of the fair values of certain assets and liabilities. The assets, liabilities, and results of operations of Camber are not material to the Company’s consolidated financial position, results of operations, or cash flows.

7. STOCKHOLDERS' EQUITY

Treasury Stock - In October 2015, the Company's board of directors authorized an increase in the Company's stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2017, the Company repurchased 1,065,737 shares at an aggregate cost of $210 million, of which approximately $3 million was not yet settled for cash as of June 30, 2017. During the six months ended June 30, 2016, the Company repurchased 606,027 shares at an aggregate cost of $84 million. For the six months ended June 30, 2016, the Company also settled for cash $2 million of shares repurchased in the prior year. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.60 and $0.50 for the three months ended June 30, 2017 and 2016, respectively. The Company declared cash dividends per share of $1.20 and $1.00 for the six months ended June 30, 2017 and 2016, respectively. The Company paid cash dividends totaling $55 million and $48 million for the six months ended June 30, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss) - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of June 30, 2017, was comprised of unamortized benefit plan costs of $921 million and other comprehensive income items of $2 million. The accumulated other comprehensive loss as of December 31, 2016, was comprised of unamortized benefit plan costs of $948 million and other comprehensive loss items of $3 million.
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2017 and 2016, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2016	$(831)	$(2)	$(833)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	19	—	19
Tax benefit (expense) for items of other comprehensive income	(7)	—	(7)
Net current period other comprehensive income (loss)	12	—	12
Balance as of June 30, 2016	(819)	(2)	(821)

Balance as of March 31, 2017	(935)	—	(935)
Other comprehensive income (loss) before reclassifications	—	3	3
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	23	—	23
Tax benefit (expense) for items of other comprehensive income	(9)	(1)	(10)
Net current period other comprehensive income (loss)	14	2	16
Balance as of June 30, 2017	$(921)	$2	$(919)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2015	$(843)	$(2)	$(845)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	39	—	39
Tax benefit (expense) for items of other comprehensive income	(15)	—	(15)
Net current period other comprehensive income (loss)	24	—	24
Balance as of June 30, 2016	(819)	(2)	(821)

Balance as of December 31, 2016	(948)	(3)	(951)
Other comprehensive income (loss) before reclassifications	—	7	7
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	46	—	46
Tax benefit (expense) for items of other comprehensive income	(18)	(2)	(20)
Net current period other comprehensive income (loss)	27	5	32
Balance as of June 30, 2017	$(921)	$2	$(919)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2017 and 2016, was $9 million and $7 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016, was $18 million and $15 million, respectively.

8. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2017	2016	2017	2016
Net earnings (loss)	$147	$133	$266	$269

Weighted-average common shares outstanding	45.7	47.0	46.0	47.0
Net dilutive effect of stock options and awards	0.1	0.5	0.1	0.4
Dilutive weighted-average common shares outstanding	45.8	47.5	46.1	47.4

Earnings (loss) per share - basic	$3.22	$2.83	$5.78	$5.72
Earnings (loss) per share - diluted	$3.21	$2.80	$5.77	$5.68

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million and 0.4 million Restricted Performance Stock Rights ("RPSRs") for the three and six months ended June 30, 2017, respectively. The amounts presented above exclude the impact of 0.1 million stock options and 0.3 million RPSRs for the three months ended June 30, 2016, and 0.1 million stock options and 0.4 million RPSRs for the six months ended June 30, 2016, under the treasury stock method.

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

The following table presents segment results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2017	2016	2017	2016
Sales and Service Revenues
Ingalls	$639	$585	$1,189	$1,171
Newport News	1,001	999	1,972	1,992
Technical Solutions	244	143	469	351
Intersegment eliminations	(26)	(27)	(48)	(51)
Sales and service revenues	$1,858	$1,700	$3,582	$3,463
Operating Income (Loss)
Ingalls	$98	$88	$164	$170
Newport News	80	98	152	179
Technical Solutions	9	(2)	(9)	1
Segment operating income (loss)	187	184	307	350
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	49	35	98	70
Non-current state income taxes	1	(2)	(4)	(5)
Operating income (loss)	$237	$217	$401	$415

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP ("FAS") and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment.

($ in millions)	June 30 2017	December 31 2016
Assets
Ingalls	$1,364	$1,362
Newport News	3,238	3,169
Technical Solutions	656	692
Corporate	932	1,129
Total assets	$6,190	$6,352

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	June 30 2017	December 31 2016
Production costs of contracts in process	$107	$116
Raw material inventory	97	94
Total inventoried costs, net	$204	$210

As of June 30, 2017, and December 31, 2016, $76 million and $94 million, respectively, of costs related to the wind down of the Avondale facility were capitalized in production costs of contracts in process within inventoried costs. See Note 4: Avondale.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values.

Accumulated goodwill impairment losses as of each of June 30, 2017, and December 31, 2016, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of June 30, 2017, and December 31, 2016, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of June 30, 2017, and December 31, 2016, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of June 30, 2017, and December 31, 2016, were $122 million.

For the six months ended June 30, 2017, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2016	$175	$721	$338	$1,234
Adjustments	—	—	(16)	(16)
Balance as of June 30, 2017	$175	$721	$322	$1,218

During the three months ended June 30, 2017, the Company recorded a goodwill adjustment of $16 million in the Technical Solutions segment, primarily driven by the refinement of fair value calculations for certain assets and liabilities and the finalization of the net working capital adjustment related to the acquisition of Camber.

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $9 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $20 million and $11 million for the six months ended June 30, 2017 and 2016, respectively.

In connection with the Camber acquisition in 2016, the Company recorded $76 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of 10 years.

The Company expects amortization expense for purchased intangible assets of approximately $40 million in 2017, $36 million in 2018, $32 million in 2019, $28 million in 2020, and $26 million in 2021.

12. INCOME TAXES

The Company's earnings are principally domestic, and its effective tax rates on earnings from operations for the three months ended June 30, 2017 and 2016, were 32.6% and 33.2%, respectively. For the six months ended June 30, 2017 and 2016, the Company's effective tax rates on earnings from operations were 27.1% and 28.5%, respectively. The lower effective tax rate for the three months ended June 30, 2017, was primarily attributable to an increase in the domestic manufacturing deduction. The lower effective tax rate for the six months ended June 30, 2017, was primarily attributable to an increase in the domestic manufacturing deduction and an increase in income tax benefits associated with stock award settlement activity.

For the three and six months ended June 30, 2017, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction. For the three and six months ended June 30, 2016, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, and the domestic manufacturing deduction.

The Company’s unrecognized tax benefits decreased by $2 million during the three months ended June 30, 2017, as a result of the expiration of applicable statutes of limitation. The remaining unrecognized tax benefits are immaterial and will likely be recognized in the next 12 months as a result of expiration of applicable statutes of limitation.

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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30 2017	December 31 2016
Senior notes due December 15, 2021, 5.000%	$600	$600
Senior notes due November 15, 2025, 5.000%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(24)	(27)
Total long-term debt	$1,281	$1,278

Credit Facility - In July 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio, which may vary between 1.25% and 2.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The commitment fee rate as of June 30, 2017, was 0.25% and may vary between 0.25% and 0.35%.

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

As of June 30, 2017, approximately $15 million in standby letters of credit were issued but undrawn, and the remaining $1,235 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $7 million and $8 million as of June 30, 2017, and December 31, 2016, respectively.

Senior Notes - In December 2014, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due December 2021. In November 2015, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025. Interest on the Company's senior notes is payable semi-annually.

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $17 million and $19 million as of June 30, 2017, and December 31, 2016, respectively.

Mississippi Economic Development Revenue Bonds - As of each of June 30, 2017, and December 31, 2016, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance

Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of June 30, 2017, and December 31, 2016, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the six months ended June 30, 2017.

The estimated fair values of the Company's total long-term debt as of June 30, 2017, and December 31, 2016, were $1,385 million and $1,372 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the six months ended June 30, 2017 and 2016, was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. In June 2016, the Company submitted to the contracting officer a request for a final decision regarding the Avondale restructuring costs the Company has incurred, and in December 2016, the contracting officer denied the Company’s claim. The Company is pursuing its claim through the Civilian and Armed Services Boards of Contract Appeals, seeking recovery of the Avondale restructuring costs pursuant to the Contract Disputes Act. See Note 4: Avondale. As of June 30, 2017, the recognized amounts related to other claims and requests for equitable adjustment were not material individually or in the aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of June 30, 2017, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2017, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2017, the Company had $15 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $258 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 37,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements. Newport News has four collective bargaining agreements covering represented employees. On July 13, 2017, Newport News employees represented by the United Steelworkers ratified a new collective bargaining agreement with Newport News. The agreement which expires in November 2021, covers approximately 50% of Newport News employees. On May 15, 2017, Newport News reached agreement with the International Association of Machinists on a new collective bargaining agreement expiring in November 2020. The remaining two collective bargaining agreements at Newport News expire August 2018 and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018. Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement.

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

The costs of the Company's defined benefit pension plans and other postretirement plans for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$36	$33	$2	$2	$71	$66	$5	$5
Interest cost	66	66	6	7	133	131	12	13
Expected return on plan assets	(91)	(86)	—	—	(182)	(173)	—	—
Amortization of prior service cost (credit)	4	4	(4)	(4)	8	9	(9)	(9)
Amortization of net actuarial loss (gain)	24	21	(1)	(2)	48	42	(2)	(3)
Net periodic benefit cost	$39	$38	$3	$3	$78	$75	$6	$6

The Company made the following contributions to its pension and other postretirement plans for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30
($ in millions)	2017	2016
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	91	167
Non-qualified	3	3
Other benefit plans	17	17
Total contributions	$111	$187

For the year ending December 31, 2017, the Company expects cash contributions to its qualified defined benefit pension plans to be $294 million, substantially all of which will be discretionary.

17. STOCK COMPENSATION PLANS

During the six months ended June 30, 2017 and 2016, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2017, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $219.47. These rights are subject to cliff vesting on December 31, 2019. For the six months ended June 30, 2016, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $131.77. These rights are subject to cliff vesting on December 31, 2018. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods. Based upon the Company's results measured against such targets, between 0% and 200% of the original stated grants are expected to ultimately vest.

For the six months ended June 30, 2017 and 2016, 0.4 million and 0.8 million stock awards vested, respectively, of which approximately 0.2 million and 0.3 million, respectively, were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2017

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	443	$146.30	1.2

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended June 30, 2017 and 2016, of $14 million and $6 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the six months ended June 30, 2017 and 2016, of $20 million and $11 million, respectively.

The Company recognized total tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2017 and 2016, of $6 million and $7 million, respectively. The Company recognized total tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2017 and 2016, of $32 million and $27 million, respectively.

Unrecognized Compensation Expense

As of June 30, 2017, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2017 and 2014, which will be recognized over a weighted average period of 1.3 years, and $38 million of unrecognized compensation expense associated with RPSRs granted in 2017, 2016, and 2015, which will be recognized over a weighted average period of 1.4 years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", the "Company", "we", "us", or "our") is one of America’s largest military shipbuilding companies and a provider of professional services to partners in government and industry. For more than a century, our Ingalls and Newport News segments in Mississippi and Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Technical Solutions segment was established in December 2016 and provides a wide range of professional services, including fleet support, integrated mission solutions, and nuclear and environmental and oil and gas services.

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

While we are encouraged that an Omnibus Appropriations package for fiscal year 2017 has been finalized and that the President's Budget Request for 2018 continues to fund key shipbuilding programs, we cannot predict the impact that sequestration cuts or reprioritization of readiness and modernization investment may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

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

As of June 30, 2017, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2016.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 94% and 97% of our revenues for the three months ended June 30, 2017 and 2016, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit. Approximately 93% and 98% of our revenues for the six months ended June 30, 2017 and 2016, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 6% and 3% of our revenues for the three months ended June 30, 2017 and 2016, respectively, were generated from firm fixed-price arrangements. Approximately 7% and 2% of our revenues for the six months ended June 30, 2017 and 2016, respectively, were generated from firm fixed-price arrangements.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2017 over 2016		June 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and service revenues	$1,858	$1,700	$158	9%	$3,582	$3,463	$119	3%
Cost of product sales and service revenues	1,489	1,333	156	12%	2,922	2,761	161	6%
Income (loss) from operating investments, net	1	1	—	—%	3	1	2	200%
General and administrative expenses	133	151	(18)	(12)%	262	288	(26)	(9)%
Operating income (loss)	237	217	20	9%	401	415	(14)	(3)%
Interest expense	17	18	(1)	(6)%	35	37	(2)	(5)%
Other income (expense)	(2)	—	(2)	—%	(1)	(2)	1	50%
Federal and foreign income taxes	71	66	5	8%	99	107	(8)	(7)%
Net earnings (loss)	$147	$133	$14	11%	$266	$269	$(3)	(1)%

Operating Performance Assessment and Reporting

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is primarily flexibly-priced. Therefore, sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operating performance. Under FAR rules that govern our business with the U.S. Government, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, as well as operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. This approach is consistent with the long-term life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended				Six Months Ended
	June 30		2017 over 2016		June 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Product sales	$1,397	$1,364	$33	2%	$2,697	$2,793	$(96)	(3)%
Service revenues	461	336	125	37%	885	670	215	32%
Sales and service revenues	$1,858	$1,700	$158	9%	$3,582	$3,463	$119	3%

Product sales for the three months ended June 30, 2017, increased $33 million, or 2%, compared with the same period in 2016. Product sales for the six months ended June 30, 2017, decreased $96 million, or 3%, compared with the same period in 2016. Ingalls product sales increased $44 million for the three months ended June 30, 2017, primarily as a result of higher volumes in amphibious assault ships and the Legend class NSC program, partially offset by lower volumes in surface combatants. Ingalls product sales increased $2 million for the six months ended June 30, 2017, primarily as a result of higher volumes in the Legend class NSC program, offset by lower volumes in surface combatants and amphibious assault ships. Newport News product sales decreased $11 million for the three months ended June 30, 2017, primarily as a result of lower volumes in submarines. Newport News product sales decreased $32 million for the six months ended June 30, 2017, primarily as a result of lower volumes in submarines, partially offset by higher volumes in aircraft carriers. Technical Solutions product sales remained constant for the three months ended June 30, 2017, compared with the same period in 2016. Technical Solutions product sales decreased $66 million for the six months ended June 30, 2017, primarily as a result of higher volume in 2016 due to the resolution of outstanding contract changes on a nuclear and environmental commercial contract.

Service revenues for the three months ended June 30, 2017, increased $125 million, or 37%, compared with the same period in 2016. Service revenues for the six months ended June 30, 2017, increased $215 million, or 32%, compared with the same period in 2016. Ingalls service revenues increased $10 million and $16 million for the three and six months ended June 30, 2017, respectively, as a result of higher volumes in surface combatants services. Newport News service revenues increased $14 million for the three months ended June 30, 2017, primarily as a result of higher volumes in naval nuclear support services, partially offset by lower volumes in aircraft carriers services. Newport News service revenues increased $13 million for the six months ended June 30, 2017, primarily as a result of higher volumes in naval nuclear support services, partially offset by lower volumes in aircraft carriers and submarines services. Technical Solutions service revenues increased $101 million and $186 million for the three and six months ended June 30, 2017, respectively, primarily as a result of higher volumes in integrated mission solutions services following the acquisition of Camber and higher volumes in fleet support and oil and gas services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30		2017 over 2016		June 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Cost of product sales	$1,104	$1,043	$61	6%	$2,174	$2,182	$(8)	—%
% of product sales	79.0%	76.5%			80.6%	78.1%
Cost of service revenues	385	290	95	33%	748	579	169	29%
% of service revenues	83.5%	86.3%			84.5%	86.4%
Income (loss) from operating investments, net	1	1	—	—%	3	1	2	200%
General and administrative expenses	133	151	(18)	(12)%	262	288	(26)	(9)%
% of sales and service revenues	7.2%	8.9%			7.3%	8.3%
Cost of sales and service revenues	$1,621	$1,483	$138	9%	$3,181	$3,048	$133	4%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2017, increased $61 million, or 6%, compared with the same period in 2016. Cost of product sales for the six months ended June 30, 2017, decreased $8 million, compared with the same period in 2016. Ingalls cost of product sales increased $57 million and $40 million for the three and six months ended June 30, 2017, respectively, primarily as a result of lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, as well as the volume changes described above, partially offset by higher risk retirement on Tripoli (LHA 7) and the Legend class NSC program. Newport News cost of product sales increased $5 million for the three months ended June 30, 2017, primarily as a result of lower risk retirement in the Virginia class (SSN 774) submarine program, partially offset by the volume changes described above. Newport News cost of product sales decreased $10 million for the six months ended June 30, 2017, primarily as a result of the volume changes described above, partially offset by lower risk retirement in the Virginia class (SSN 774) submarine program. Technical Solutions cost of product sales for the three months ended June 30, 2017, was consistent with the same period in 2016. Technical Solutions cost of product sales decreased $38 million for the six months ended June 30, 2017, primarily due to the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract, partially offset by the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017.

Cost of product sales as a percentage of product sales increased from 76.5% for the three months ended June 30, 2016, to 79.0% for the three months ended June 30, 2017. This increase was primarily due to lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, and the Virginia class (SSN 774) submarine program, partially offset by higher risk retirement in the Legend class NSC program and on Tripoli (LHA 7). Cost of product sales as a percentage of product sales increased from 78.1% for the six months ended June 30, 2016, to 80.6% for the six months ended June 30, 2017. This increase was primarily due to lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, and the Virginia class (SSN 774) submarine program, as well as the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, partially offset by higher risk retirement in the Legend class NSC program and on Tripoli (LHA 7).

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2017, increased $95 million, or 33%, compared with the same period in 2016. Cost of service revenues for the six months ended June 30, 2017, increased $169 million, or 29%, compared with the same period in 2016. Ingalls cost of service revenues increased $4 million and $6 million for the three and six months ended June 30, 2017, respectively, primarily as a result of the higher volumes described above. Newport News cost of service revenues increased $6 million and $3 million for the three and six months ended June 30, 2017, respectively, primarily as a result of the volume changes described above. Technical Solutions cost of service revenues increased $85 million and $160 million for the three and six months ended June 30, 2017, respectively, primarily due to the higher volumes described above.

Cost of service revenues as a percentage of service revenues decreased from 86.3% for the three months ended June 30, 2016, to 83.5% for the three months ended June 30, 2017, primarily driven by improved performance in oil and gas services and year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues decreased from 86.4% for the six months ended June 30, 2016, to 84.5% for the six months ended June 30, 2017, primarily driven by improved performance in oil and gas services and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended June 30, 2017, was consistent with the same period in 2016. Income from operating investments, net for the six months ended June 30, 2017, increased $2 million, compared with the same period in 2016, as a result of higher equity income from our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three and six months ended June 30, 2017, decreased $18 million and $26 million, respectively, compared with the same periods in 2016, primarily driven by favorable changes in the FAS/CAS Adjustment and lower non-current state income tax expense, partially offset by higher current state income tax expense.

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

The following table reconciles segment operating income to operating income:

	Three Months Ended				Six Months Ended
	June 30		2017 over 2016		June 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Segment operating income (loss)	$187	$184	$3	2%	$307	$350	$(43)	(12)%
FAS/CAS Adjustment	49	35	14	40%	98	70	28	40%
Non-current state income taxes	1	(2)	3	150%	(4)	(5)	1	20%
Operating income (loss)	$237	$217	$20	9%	$401	$415	$(14)	(3)%

Segment Operating Income

Segment operating income for the three months ended June 30, 2017, was $187 million, an increase of $3 million from the same period in 2016. The increase was primarily due to higher risk retirement on Tripoli (LHA 7) and the Legend class NSC program, as well as improved performance in oil and gas services, partially offset by lower risk retirement on USS John P. Murtha (LPD 26) and the Virginia class (SSN 774) submarine program. Segment operating income for the six months ended June 30, 2017, was $307 million, a decrease of $43 million from the same period in 2016. The decrease was primarily due to lower risk retirement on the delivered USS John P. Murtha (LPD 26) and the Virginia class (SSN 774) submarine program, as well as the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, partially offset by higher risk retirement on the Legend class NSC program and Tripoli (LHA 7), as well as improved performance in oil and gas services.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended				Six Months Ended
	June 30		2017 over 2016		June 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
FAS expense	$(42)	$(41)	$(1)	(2)%	$(84)	$(81)	$(3)	(4)%
CAS cost	91	76	15	20%	182	151	31	21%
FAS/CAS Adjustment	$49	$35	$14	40%	$98	$70	$28	40%

The FAS/CAS Adjustment was a net benefit of $49 million and $35 million for the three months ended June 30, 2017 and 2016, respectively. The FAS/CAS Adjustment was a net benefit of $98 million and $70 million for the six months ended June 30, 2017 and 2016, respectively. The favorable changes in the FAS/CAS Adjustment of $14 million and $28 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, were driven by the continued phase-in of Harmonization.

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

Non-current state income tax benefit for the three months ended June 30, 2017, was $1 million, compared to a non-current state income tax expense of $2 million for the same period in 2016. Non-current state income tax expense for the six months ended June 30, 2017, was $4 million, compared to a non-current state income tax expense of $5 million for the same period in 2016. The decreases in non-current state income tax expense were primarily attributable to changes in pension related adjustments.

Interest Expense

Interest expense for the three and six months ended June 30, 2017, decreased $1 million and $2 million, respectively, compared with the same periods in 2016.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from operations for the three months ended June 30, 2017, was 32.6%, compared with 33.2% for the same period in 2016. Our effective tax rate on earnings from operations for the six months ended June 30, 2017, was 27.1%, compared with 28.5% for the same period in 2016. The lower effective tax rate for the three months ended June 30, 2017, was primarily attributable to an increase in the domestic manufacturing deduction. The lower effective tax rate for the six months ended June 30, 2017, was primarily attributable to an increase in the domestic manufacturing deduction and an increase in income tax benefits associated with stock award settlement activity. Our effective tax rates for the three and six months ended June 30, 2017, differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction. See Note 12: Income Taxes and Note 17: Stock Compensation Plans.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

Segment operating results are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2017 over 2016		June 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and Service Revenues
Ingalls	$639	$585	$54	9%	$1,189	$1,171	$18	2%
Newport News	1,001	999	2	—%	1,972	1,992	(20)	(1)%
Technical Solutions	244	143	101	71%	469	351	118	34%
Intersegment eliminations	(26)	(27)	1	4%	(48)	(51)	3	6%
Sales and service revenues	$1,858	$1,700	$158	9%	$3,582	$3,463	$119	3%
Operating Income (Loss)
Ingalls	$98	$88	$10	11%	$164	$170	$(6)	(4)%
Newport News	80	98	(18)	(18)%	152	179	(27)	(15)%
Technical Solutions	9	(2)	11	550%	(9)	1	(10)	(1,000)%
Segment operating income (loss)	187	184	3	2%	307	350	(43)	(12)%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	49	35	14	40%	98	70	28	40%
Non-current state income taxes	1	(2)	3	150%	(4)	(5)	1	20%
Operating income (loss)	$237	$217	$20	9%	$401	$415	$(14)	(3)%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including the FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion ("EAC") of the contract that reflect improved (or deteriorated) operating performance on a particular contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Cumulative Adjustments

For the three and six months ended June 30, 2017 and 2016, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2017	2016	2017	2016
Gross favorable adjustments	$88	$91	$145	$167
Gross unfavorable adjustments	(28)	(17)	(59)	(24)
Net adjustments	$60	$74	$86	$143

For the three months ended June 30, 2017, favorable cumulative catch-up adjustments were related to risk retirement on Tripoli (LHA 7) and the Legend class NSC program, as well as other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the six months ended June 30, 2017, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program and Tripoli (LHA 7), as well as other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended June 30, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on John P. Murtha (LPD-26) and the Virginia-class (SSN-774) submarine program. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the six months ended June 30, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on John P. Murtha (LPD-26), the Virginia-class (SSN-774) submarine program, and Portland (LPD-27). During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

Ingalls

	Three Months Ended				Six Months Ended
	June 30		2017 over 2016		June 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and service revenues	$639	$585	$54	9%	$1,189	$1,171	$18	2%
Segment operating income (loss)	98	88	10	11%	164	170	(6)	(4)%
As a percentage of segment sales	15.3%	15.0%			13.8%	14.5%

Sales and Service Revenues

Ingalls revenues for the three months ended June 30, 2017, increased $54 million, or 9%, from the same period in 2016, primarily driven by higher revenues in amphibious assault ships and the Legend class NSC program. Amphibious assault ships revenues increased due to higher volumes on Fort Lauderdale (LPD 28), Bougainville (LHA 8), and Tripoli (LHA 7), partially offset by lower volume on the delivered USS John P. Murtha (LPD 26). Revenues on the Legend class NSC program increased due to higher volumes on Stone (NSC 9) and Kimball (NSC 7), partially offset by lower volume on the delivered USCGC Munro (NSC 6). Surface combatants revenues remained relatively constant due to lower volumes on USS John Finn (DDG 113), delivered in 2016, and Frank E. Petersen Jr. (DDG 121), offset by higher volumes on Lenah H. Sutcliffe Higbee (DDG 123) and Jack H. Lucas (DDG 125).

Ingalls revenues for the six months ended June 30, 2017, increased $18 million, or 2%, from the same period in 2016, primarily driven by higher revenues in the Legend class NSC program, partially offset by lower revenues in surface combatants and amphibious assault ships. Revenues on the Legend class NSC program increased due to higher volumes on Stone (NSC 9), Kimball (NSC 7), and Midgett (NSC 8), partially offset by lower volume on the delivered USCGC Munro (NSC 6). Surface combatants revenues decreased due to lower volumes on Frank E. Petersen Jr. (DDG 121), Ralph Johnson (DDG 114), Delbert D. Black (DDG 119), and the delivered USS John Finn (DDG 113), partially offset by higher volumes on Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), and the USS Ramage (DDG 61) extended selected restricted availability contract. Amphibious assault ships revenues decreased as a result of lower volume on the delivered USS John P. Murtha (LPD 26), partially offset by higher volumes on Fort Lauderdale (LPD 28), Bougainville (LHA 8), and Tripoli (LHA 7).

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2017, was $98 million, compared with $88 million for the same period in 2016. The increase was primarily due to higher risk retirement on Tripoli (LHA 7) and the Legend class NSC program, partially offset by lower risk retirement on the delivered USS John P. Murtha (LPD 26).

Ingalls segment operating income for the six months ended June 30, 2017, was $164 million, compared with $170 million for the same period in 2016. The decrease was primarily due to lower risk retirement on the delivered USS John P. Murtha (LPD 26), partially offset by higher risk retirement on the Legend class NSC program and Tripoli (LHA 7).

Newport News

	Three Months Ended				Six Months Ended
	June 30		2017 over 2016		June 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and service revenues	$1,001	$999	$2	—%	$1,972	$1,992	$(20)	(1)%
Segment operating income (loss)	80	98	(18)	(18)%	152	179	(27)	(15)%
As a percentage of segment sales	8.0%	9.8%			7.7%	9.0%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2017, increased $2 million from the same period in 2016, primarily driven by higher revenues in naval nuclear support services, offset by lower revenues in submarines and aircraft carriers. Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services. Submarines revenues related to the Virginia class (SSN 774) submarine program decreased due to lower volumes on Block III boats, partially offset by higher volumes on Block IV boats. Aircraft carriers revenues decreased primarily as a result of lower volumes on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72), the construction contract for USS Gerald R. Ford (CVN 78), and the inactivation of the decommissioned USS Enterprise (CVN 65), partially offset by higher volumes on the advanced planning contract for the RCOH of USS George Washington (CVN 73), the advance planning contract for Enterprise (CVN 80), and the construction contract for John F. Kennedy (CVN 79).

Newport News revenues for the six months ended June 30, 2017, decreased $20 million, or 1%, from the same period in 2016, primarily driven by lower revenues in submarines, partially offset by higher revenues in naval nuclear support services and aircraft carriers. Submarines revenues related to the Virginia class (SSN 774) submarine program decreased due to lower volumes on Block III boats, partially offset by higher volumes on Block IV boats. Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services, partially offset by lower volumes in aircraft carrier support. Aircraft carriers revenues increased primarily as a result of higher volumes on the advanced planning contract for the RCOH of USS George Washington (CVN 73), the advance planning contract for Enterprise (CVN 80), and the construction contract for John F. Kennedy (CVN 79), partially offset by lower volumes on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72), the construction contract for USS Gerald R. Ford (CVN 78), and the inactivation of the decommissioned USS Enterprise (CVN 65).

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2017, was $80 million, compared with $98 million for the same period in 2016. Newport News segment operating income for the six months ended June 30, 2017, was $152 million, compared with $179 million for the same period in 2016. The decreases were primarily due to lower risk retirement on the Virginia class (SSN 774) submarine program and lower volume on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72), partially offset by higher volume on the advance planning contract for the RCOH of USS George Washington (CVN 73).

Technical Solutions

	Three Months Ended				Six Months Ended
	June 30		2017 over 2016		June 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and service revenues	$244	$143	$101	71%	$469	$351	$118	34%
Segment operating income (loss)	9	(2)	11	550%	(9)	1	(10)	(1,000)%
As a percentage of segment sales	3.7%	(1.4)%			(1.9)%	0.3%

Sales and Service Revenues

Technical Solutions revenues for the three months ended June 30, 2017, increased $101 million, or 71%, from the same period in 2016, primarily due to higher volume in integrated mission solutions services following the acquisition of Camber and higher volumes in fleet support and oil and gas services. Technical Solutions revenues for the six months ended June 30, 2017, increased $118 million, or 34%, from the same period in 2016, primarily due to higher volume in integrated mission solutions services following the acquisition of Camber and higher volumes in fleet support and oil and gas services, partially offset by higher volumes in 2016 due to the resolution of outstanding contract changes on a nuclear and environmental commercial contract.

Segment Operating Income

Technical Solutions segment operating income for the three months ended June 30, 2017, was $9 million, compared with a loss of $2 million for the same period in 2016. The increase was primarily due to improved performance in oil and gas services, higher volume in integrated mission solutions services following the acquisition of Camber, and a decrease in the allowance for accounts receivable on a nuclear and environmental commercial contract.

Technical Solutions segment operating loss for the six months ended June 30, 2017, was $9 million, compared with income of $1 million for the same period in 2016. The decrease was primarily due to the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract, partially offset by improved performance in oil and gas services and higher volume in integrated mission solutions services following the acquisition of Camber.

BACKLOG

Total backlog as of each of June 30, 2017, and December 31, 2016, was approximately $21 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2017, and December 31, 2016:

	June 30, 2017			December 31, 2016
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,894	$1,699	$8,593	$6,033	$692	$6,725
Newport News	6,471	5,056	11,527	5,799	7,127	12,926
Technical Solutions	631	315	946	712	372	1,084
Total backlog	$13,996	$7,070	$21,066	$12,544	$8,191	$20,735

As a result of integration efforts following the acquisition of Camber, the Company corrected the Technical Solutions segment's total backlog and unfunded backlog as of December 31, 2016, reducing the balances by $289 million.

Approximately 31% of the $21 billion total backlog as of December 31, 2016, is expected to be converted into sales in 2017. U.S. Government orders comprised substantially all of the total backlog as of June 30, 2017, and December 31, 2016.

Awards

The value of new contract awards during the six months ended June 30, 2017, was approximately $4 billion. Significant new awards during this period included the detailed design and construction of Bougainville (LHA-8).

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended		2017 over
	June 30		2016
($ in millions)	2017	2016	Dollars
Net earnings (loss)	$266	$269	$(3)
Depreciation and amortization	105	97	8
Provision for doubtful accounts	22	—	22
Stock-based compensation	20	11	9
Deferred income taxes	28	39	(11)
Retiree benefit funding less than (in excess of) expense	(27)	(106)	79
Trade working capital decrease (increase)	(130)	(87)	(43)
Net cash provided by (used in) operating activities	$284	$223	$61

Cash Flows

We discuss below our major operating, investing, and financing activities for the six months ended June 30, 2017 and 2016, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2017, was $284 million, compared with $223 million provided by operating activities for the same period in 2016. The favorable change in operating cash flow was primarily due to the timing of funding retiree benefit plans and lower payments for income taxes, partially offset by a change in trade working capital. The change in trade working capital was primarily driven by the timing of receipts and payments of accounts receivable and accounts payable, respectively.

For the six months ended June 30, 2017, we made discretionary contributions to our qualified defined benefit pension plans totaling $91 million, compared with $167 million of discretionary contributions for the same period in 2016. As of June 30, 2017, we expect our 2017 cash contributions to our qualified defined benefit pension plans to be $294 million, substantially all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2017, was $133 million, compared with $81 million used in investing activities for the same period in 2016. The increase in investing cash used was driven by higher capital expenditures in 2017. For 2017, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 2.5% to 3% of annual revenues.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2017, was $318 million, compared with $184 million used in the same period in 2016. The increase in cash used was primarily due to an additional $121 million of common stock repurchases, an additional $7 million of cash dividend payments, and an additional $6 million of employee taxes on certain share-based payment arrangements.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended		2017 over
	June 30		2016
($ in millions)	2017	2016	Dollars
Net cash provided by (used in) operating activities	$284	$223	$61
Less:
Capital expenditures	(137)	(85)	(52)
Free cash flow provided by (used in) operations	$147	$138	$9

Free cash flow for the six months ended June 30, 2017, increased $9 million compared with the same period in 2016, primarily due to a decrease in funding of retiree benefit plans and lower payments for income taxes, partially offset by a change in trade working capital and higher capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June 30, 2017 and 2016, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2017, we had $15 million in standby letters of credit issued but undrawn and $258 million of surety bonds outstanding.

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

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We delivered USS America (LHA 6) in April 2014, Tripoli (LHA 7) is currently under construction, and we were awarded a construction contract for Bougainville (LHA 8) in 2017.

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered USS John Finn (DDG 113), and we are currently constructing Ralph Johnson (DDG 114). In June 2013, we were awarded a multi-year contract for construction of five additional Arleigh Burke class (DDG 51) destroyers: Paul Ignatius (DDG 117), Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125).

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS Abraham Lincoln (CVN 72) was redelivered to the U.S. Navy in the second quarter of 2017 and advance planning efforts for USS George Washington (CVN 73) are in process in preparation for the expected start of its RCOH in 2017.

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

USS Gerald R. Ford class (CVN 78) aircraft carriers
Design and construction for the Ford class program, which is the aircraft carrier replacement program for the decommissioned USS Enterprise (CVN 65) and Nimitz class (CVN 68) aircraft carriers. USS Gerald R. Ford (CVN 78), the first ship of the Ford class, was delivered to the U.S. Navy in the second quarter of 2017. In June 2015, we were awarded a contract for the detail design and construction of John F. Kennedy (CVN 79), following several years of engineering, advance construction, and purchase of long-lead time components and material. This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

Integrated mission solutions services
Provide services including high-end information technology and mission-based solutions to DoD, intelligence, and federal civilian customers. Services include agile software engineering, development, and integration; Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR") engineering and software integration; mobile application development and network engineering; modeling, simulation, and training; force protection and emergency management training and exercises; unmanned systems development, integration, operations, and maintenance; and mission-oriented intelligence, surveillance, and reconnaissance analytics.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Amended Credit Facility. Our $1,250 million revolving credit facility remained undrawn as of June 30, 2017.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of June 30, 2017, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We have provided information about legal proceedings in which we are involved in the unaudited condensed consolidated financial statements in Part I, Item 1, which is incorporated herein by reference. In addition to the matters disclosed in Part I, Item 1, we are a party to various investigations, lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such other matters will individually, or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims, and other legal proceedings, please see "Risk Factors" in Item 1A below.

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2015, our board of directors authorized an increase in our stock repurchase program from $600 million to $1,200 million. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
April 1, 2017 to April 30, 2017	154,609	$201.24	154,609	$413.4
May 1, 2017 to May 31, 2017	292,661	195.69	292,661	356.1
June 1, 2017 to June 30, 2017	260,689	191.77	260,689	306.1
Total	707,959	$195.46	707,959	$306.1
1 From the stock repurchase program's inception through June 30, 2017, we purchased 7,481,207 shares at an average price of $119.48 per share for a total of $893.9 million.

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

3.4	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 1, 2016).

10.1	First Amendment to the Huntington Ingalls Industries Savings Excess Plan.

11	Computation of Per Share Earnings (provided in Note 8 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	August 3, 2017	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)