Form 10-Q
period 2017-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2017-11-08
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 2, 2017, 45,261,255 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2017	2016	2017	2016
Sales and service revenues
Product sales	$1,391	$1,327	$4,088	$4,120
Service revenues	472	356	1,357	1,026
Sales and service revenues	1,863	1,683	5,445	5,146
Cost of sales and service revenues
Cost of product sales	1,105	1,059	3,279	3,241
Cost of service revenues	393	308	1,141	887
Income (loss) from operating investments, net	7	6	10	7
General and administrative expenses	135	147	397	435
Operating income (loss)	237	175	638	590
Other income (expense)
Interest expense	(18)	(19)	(53)	(56)
Other, net	1	1	—	(1)
Earnings (loss) before income taxes	220	157	585	533
Federal and foreign income taxes	71	50	170	157
Net earnings (loss)	$149	$107	$415	$376

Basic earnings (loss) per share	$3.28	$2.28	$9.06	$8.00
Weighted-average common shares outstanding	45.4	46.9	45.8	47.0

Diluted earnings (loss) per share	$3.27	$2.27	$9.04	$7.93
Weighted-average diluted shares outstanding	45.5	47.2	45.9	47.4

Dividends declared per share	$0.60	$0.50	$1.80	$1.50

Net earnings (loss) from above	$149	$107	$415	$376
Other comprehensive income (loss)
Change in unamortized benefit plan costs	(52)	20	(7)	59
Other	3	1	10	1
Tax benefit (expense) for items of other comprehensive income	19	(8)	(1)	(23)
Other comprehensive income (loss), net of tax	(30)	13	2	37
Comprehensive income (loss)	$119	$120	$417	$413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30 2017	December 31 2016
Assets
Current Assets
Cash and cash equivalents	$499	$720
Accounts receivable, net of allowance for doubtful accounts of $15 million as of 2017 and $4 million as of 2016	1,200	1,164
Inventoried costs, net	183	210
Prepaid expenses and other current assets	57	48
Total current assets	1,939	2,142
Property, plant, and equipment, net of accumulated depreciation of $1,730 million as of 2017 and $1,627 million as of 2016	2,093	1,986
Goodwill	1,217	1,234
Other intangible assets, net of accumulated amortization of $518 million as of 2017 and $488 million as of 2016	518	548
Deferred tax assets	288	314
Miscellaneous other assets	117	128
Total assets	$6,172	$6,352
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$318	$316
Accrued employees’ compensation	258	241
Current portion of postretirement plan liabilities	147	147
Current portion of workers’ compensation liabilities	220	217
Advance payments and billings in excess of revenues	92	166
Other current liabilities	240	256
Total current liabilities	1,275	1,343
Long-term debt	1,282	1,278
Pension plan liabilities	926	1,116
Other postretirement plan liabilities	430	431
Workers’ compensation liabilities	448	441
Other long-term liabilities	99	90
Total liabilities	4,460	4,699
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.0 million shares issued and 45.3 million shares outstanding as of September 30, 2017, and 52.6 million shares issued and 46.2 million shares outstanding as of December 31, 2016	1	1
Additional paid-in capital	1,935	1,964
Retained earnings (deficit)	1,656	1,323
Treasury stock	(931)	(684)
Accumulated other comprehensive income (loss)	(949)	(951)
Total stockholders’ equity	1,712	1,653
Total liabilities and stockholders’ equity	$6,172	$6,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2017	2016
Operating Activities
Net earnings (loss)	$415	$376
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	123	123
Amortization of purchased intangibles	30	16
Amortization of debt issuance costs	4	4
Provision for doubtful accounts	10	—
Stock-based compensation	27	22
Deferred income taxes	26	59
Change in
Accounts receivable	(47)	28
Inventoried costs	18	17
Prepaid expenses and other assets	12	(51)
Accounts payable and accruals	(41)	(42)
Retiree benefits	(198)	(75)
Other non-cash transactions, net	1	—
Net cash provided by (used in) operating activities	380	477
Investing Activities
Additions to property, plant, and equipment	(228)	(145)
Acquisitions of businesses, net of cash received	3	—
Proceeds from disposition of assets	9	4
Net cash provided by (used in) investing activities	(216)	(141)
Financing Activities
Dividends paid	(82)	(70)
Repurchases of common stock	(247)	(152)
Employee taxes on certain share-based payment arrangements	(56)	(51)
Net cash provided by (used in) financing activities	(385)	(273)
Change in cash and cash equivalents	(221)	63
Cash and cash equivalents, beginning of period	720	894
Cash and cash equivalents, end of period	$499	$957
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$173	$198
Cash paid for interest	$37	$36
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$3	$11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30, 2017 and 2016 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2015	$1	$1,978	$848	$(492)	$(845)	$1,490
Net earnings (loss)	—	—	376	—	—	376
Dividends declared ($1.50 per share)	—	—	(70)	—	—	(70)
Additional paid-in capital	—	(29)	—	—	—	(29)
Other comprehensive income (loss), net of tax	—	—	—	—	37	37
Treasury stock activity	—	—	—	(152)	—	(152)
Balance as of September 30, 2016	$1	$1,949	$1,154	$(644)	$(808)	$1,652

Balance as of December 31, 2016	$1	$1,964	$1,323	$(684)	$(951)	$1,653
Net earnings (loss)	—	—	415	—	—	415
Dividends declared ($1.80 per share)	—	—	(82)	—	—	(82)
Additional paid-in capital	—	(29)	—	—	—	(29)
Other comprehensive income (loss), net of tax	—	—	—	—	2	2
Treasury stock activity	—	—	—	(247)	—	(247)
Balance as of September 30, 2017	$1	$1,935	$1,656	$(931)	$(949)	$1,712

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

HII conducts most of its business with the U.S. Government, principally the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense technology programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Technical Solutions segment provides a wide range of professional services, including fleet support, integrated mission solutions, nuclear and environmental, and oil and gas services.

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

The Bipartisan Budget Act of 2015 established limits on U.S. Government discretionary spending, including defense spending, and provided sequestration relief for 2016 and 2017. Sequestration remains in effect for 2018 through 2021 and could result in significant decreases in DoD spending that could negatively impact the Company's consolidated financial position, results of operations, or cash flows, as well as its estimated recovery of goodwill and other long-lived assets.

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

The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the three months ended September 30, 2017 and 2016, net cumulative catch-up adjustments increased operating income by $56 million and $24 million, respectively, and increased diluted earnings per share by $0.79 and $0.33, respectively. For the nine months ended September 30, 2017 and 2016, net cumulative catch-up adjustments increased operating income by $142 million and $167 million, respectively, and increased diluted earnings per share by $2.01 and $2.29, respectively. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, or the three months ended September 30, 2016. Cumulative catch-up adjustments for the nine months ended September 30, 2016, included favorable adjustments of $67 million on a contract at the Ingalls segment, which increased diluted earnings per share by $0.92.

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

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts were valued at $90 million and $82 million as of September 30, 2017, and December 31, 2016, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of available-for-sale investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Accounts Receivable - The Company has limited exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected customer accounts and a review of its currently outstanding accounts receivable. As of September 30, 2017, and December 31, 2016, the Company had an allowance for doubtful accounts of $15 million and $4 million, respectively. During the three months ended March 31, 2017, the Company recorded a $29 million allowance for doubtful accounts within the Technical Solutions segment related to a commercial customer’s petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. During each of the three months ended June 30, 2017, and September 30, 2017, the Company released $7 million and $13 million, respectively, of the allowance for doubtful accounts following its receipt of bankruptcy related payments from its commercial customer. Additionally, certain payments totaling $28 million received from this customer may be reclaimed if any such payment is determined to have been a preferential payment or similar transaction under applicable bankruptcy laws.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. As of September 30, 2017, and December 31, 2016, the Company was due $9 million and $33 million, respectively, from Northrop Grumman under spin-off related agreements. As of each of September 30, 2017, and December 31, 2016, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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

As part of the Company's corporate governance structure, the Company established an implementation team comprised of key stakeholders across the Company's businesses. The Company developed a plan to identify and implement applicable changes to its business processes, systems, and controls. These changes are necessary to support recognition and disclosure under the new standard. In the first quarter of 2017, the Company reached a point in its assessment to support a transition decision based on information obtained to date. Based on its evaluation, the Company will adopt the requirements of the new standard in the first quarter of 2018 utilizing the modified retrospective method. As a result, the Company will present the cumulative effect of applying the standard at the date of initial application, January 1, 2018.

In the third quarter of 2017, the Company substantially completed its evaluation of the impact of the accounting and disclosure changes on its business processes, controls, and systems and, as a result, has redefined its accounting policies affected by this standard and enhanced internal controls over financial reporting related to the standard.  The assessment of the majority of the Company's contracts under the new standard supports the recognition of revenue over time using the cost-to-cost measurement under the percentage of completion method, which is consistent with the Company's current revenue recognition practices. As such, the revenue on the majority of the Company's contracts will continue to be recognized over time considering the continuous transfer of control to the customer. Under U.S. Government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. ASU 2014-09 also requires expanded disclosures regarding the nature, timing, and uncertainty of revenue and customer contract balances, including how and when the Company satisfies its performance obligations and the relationship between revenue recognized and changes in contract balances during a reporting period. The Company has evaluated these disclosure requirements and is incorporating the collection of relevant data into its business processes. The Company does not expect the new standard to have a material effect on its consolidated financial position, results of operations, or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The standard is effective for fiscal years beginning after December 15, 2019. The Company does not expect ASU 2017-04 to have a material impact on its consolidated financial statements and disclosures, accounting processes, or internal controls.

In March 2017, the FASB issued ASU 2017-07, “Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company expects adoption of ASU 2017-07 to result in a change in its FAS/CAS Adjustment within operating income, which will be offset by a corresponding change in Other, net to reflect the impact of presenting the interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects of net periodic benefit costs outside of operating income. The Company expects to adopt ASU 2017-07 on January 1, 2018 using the retrospective method and does not expect ASU 2017-07 to have a material impact on its consolidated financial statements and disclosures, accounting processes, or internal controls.

In May 2017, the FASB issued ASU 2017-10, "Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services", which addresses how an operating entity should determine the customer for operations under a service concession arrangement. The update clarifies that the grantor is the customer of the operation services in all cases for these arrangements. This standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permitted companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of ASU 2017-10 on its consolidated financial statements and disclosures, accounting processes, or internal controls.

Other pronouncements issued but not effective until after December 31, 2017, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls shipbuilding operations by winding down shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. In October 2014, the Company ceased shipbuilding construction operations at the Avondale facility. Effective July 31, 2017, the Company entered into a Purchase and Sale Agreement with a potential buyer of the Avondale facility. After conducting due diligence on the property, the potential buyer has the right to determine whether or not to proceed to closing. As of September 30, 2017, the assets related to the Avondale facility were recorded at $23 million in land within property, plant, and equipment, net and $124 million in contract working capital within inventoried costs, accounts receivable and advance payments and billings in excess of revenues in the unaudited condensed consolidated statements of financial position.

In connection with and as a result of the decision to wind down shipbuilding at the Avondale facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. The Company’s current estimated net restructuring and shutdown costs are $276 million, comprised of $308 million of restructuring and shutdown costs, partially offset by $32 million from the anticipated disposition of assets. As of September 30, 2017, and December 31, 2016, the Company had incurred restructuring and shutdown related costs net of proceeds of $283 million and $287 million, respectively. Substantially all of these costs were incurred from 2010 through 2014. None of the recoverable costs related to the wind down of the Avondale facility have been included in billings to the U.S. Government. These recoverable costs are recorded in contract working capital within inventoried costs, accounts receivable and advance payments and billings in excess of revenues. The Company believes such costs are recoverable under existing flexibly-priced contracts or future negotiated contracts in accordance with applicable provisions of the Federal Acquisition Regulation ("FAR") and Cost Accounting Standards for the treatment of restructuring and shutdown related costs, which permit contractors to defer such costs and amortize the amounts over a period not to exceed five years. The Company has been amortizing the deferred costs over a five year period since 2014, when the Company ceased shipbuilding construction operations at the Avondale facility.

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

6. ACQUISITIONS

On December 1, 2016, the Company acquired, for approximately $369 million in cash, net of $27 million of cash acquired, Camber Holding Corporation ("Camber"), a provider of mission-based and information technology solutions to the U.S. Government. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. For the three and nine months ended September 30, 2017, Camber contributed revenues of $74 million and $239 million, respectively, and operating income of $1 million and $5 million, respectively. In connection with this acquisition, the Company recorded $261 million of goodwill, all of which was allocated to its Technical Solutions segment, primarily related to the value of Camber's workforce, and $76 million of intangible assets related to existing contract backlog. See Note 11: Goodwill and Other Intangible Assets. During the three and nine months ended September 30, 2017, the Company recorded a goodwill adjustment of $1 million and $17 million, respectively, primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustment. The assets, liabilities, and results of operations of Camber are not material to the Company’s consolidated financial position, results of operations, or cash flows.

7. STOCKHOLDERS' EQUITY

Treasury Stock - In October 2015, the Company's board of directors authorized an increase in the Company's stock repurchase program from $600 million to $1.2 billion. On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2017, the Company repurchased 1,244,105 shares at an aggregate cost of $247 million. For the nine months ended September 30, 2016, the Company repurchased 1,013,426 shares at an aggregate cost of $152 million, of which approximately $2 million was not yet settled for cash as of September 30, 2016. For the nine months ended September 30, 2016, the Company also settled for cash $2 million of shares repurchased in the prior year. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position and the unaudited condensed consolidated statements of changes in equity.

Dividends - The Company declared cash dividends per share of $0.60 and $0.50 for the three months ended September 30, 2017 and 2016, respectively. The Company declared cash dividends per share of $1.80 and $1.50 for the nine months ended September 30, 2017 and 2016, respectively. The Company paid cash dividends totaling $82 million and $70 million for the nine months ended September 30, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss) - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of September 30, 2017, was comprised of unamortized benefit plan costs of $953 million and other comprehensive income items of $4 million. The accumulated other comprehensive loss as of December 31, 2016, was comprised of unamortized benefit plan costs of $948 million and other comprehensive loss items of $3 million.
The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2017 and 2016, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2016	$(819)	$(2)	$(821)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	20	—	20
Tax benefit (expense) for items of other comprehensive income	(8)	—	(8)
Net current period other comprehensive income (loss)	12	1	13
Balance as of September 30, 2016	(807)	(1)	(808)

Balance as of June 30, 2017	(921)	2	(919)
Other comprehensive income (loss) before reclassifications[2]	(76)	3	(73)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	24	—	24
Tax benefit (expense) for items of other comprehensive income	20	(1)	19
Net current period other comprehensive income (loss)	(32)	2	(30)
Balance as of September 30, 2017	$(953)	$4	$(949)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2015	$(843)	$(2)	$(845)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	59	—	59
Tax benefit (expense) for items of other comprehensive income	(23)	—	(23)
Net current period other comprehensive income (loss)	36	1	37
Balance as of September 30, 2016	(807)	(1)	(808)

Balance as of December 31, 2016	(948)	(3)	(951)
Other comprehensive income (loss) before reclassifications[2]	(76)	10	(66)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	70	—	70
Tax benefit (expense) for items of other comprehensive income	2	(3)	(1)
Net current period other comprehensive income (loss)	(5)	7	2
Balance as of September 30, 2017	$(953)	$4	$(949)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2017 and 2016, was $9 million and $8 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016, was $27 million and $23 million, respectively.
2 See Note 16: Employee Pension and Other Postretirement Benefits.

8. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2017	2016	2017	2016
Net earnings (loss)	$149	$107	$415	$376

Weighted-average common shares outstanding	45.4	46.9	45.8	47.0
Net dilutive effect of stock options and awards	0.1	0.3	0.1	0.4
Dilutive weighted-average common shares outstanding	45.5	47.2	45.9	47.4

Earnings (loss) per share - basic	$3.28	$2.28	$9.06	$8.00
Earnings (loss) per share - diluted	$3.27	$2.27	$9.04	$7.93

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for each of the three and nine months ended September 30, 2017, respectively. The amounts presented above exclude the impact of 0.1 million stock options and 0.3 million RPSRs for the three months ended September 30, 2016, and 0.1 million stock options and 0.4 million RPSRs for the nine months ended September 30, 2016, under the treasury stock method.

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

The following table presents segment results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2017	2016	2017	2016
Sales and Service Revenues
Ingalls	$593	$577	$1,782	$1,748
Newport News	1,053	978	3,025	2,970
Technical Solutions	241	154	710	505
Intersegment eliminations	(24)	(26)	(72)	(77)
Sales and service revenues	$1,863	$1,683	$5,445	$5,146
Operating Income (Loss)
Ingalls	$74	$66	$238	$236
Newport News	96	68	248	247
Technical Solutions	22	6	13	7
Segment operating income (loss)	192	140	499	490
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	46	37	144	107
Non-current state income taxes	(1)	(2)	(5)	(7)
Operating income (loss)	$237	$175	$638	$590

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP ("FAS") and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment.

($ in millions)	September 30 2017	December 31 2016
Assets
Ingalls	$1,290	$1,362
Newport News	3,337	3,169
Technical Solutions	650	692
Corporate	895	1,129
Total assets	$6,172	$6,352

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	September 30 2017	December 31 2016
Production costs of contracts in process	$88	$116
Raw material inventory	95	94
Total inventoried costs, net	$183	$210

As of September 30, 2017, and December 31, 2016, $60 million and $94 million, respectively, of costs related to the wind down of the Avondale facility were capitalized in production costs of contracts in process within inventoried costs. See Note 4: Avondale.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values.

Accumulated goodwill impairment losses as of each of September 30, 2017, and December 31, 2016, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of September 30, 2017, and December 31, 2016, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of September 30, 2017, and December 31, 2016, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of September 30, 2017, and December 31, 2016, were $122 million.

For the nine months ended September 30, 2017, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2016	$175	$721	$338	$1,234
Adjustments	—	—	(17)	(17)
Balance as of September 30, 2017	$175	$721	$321	$1,217

During the nine months ended September 30, 2017, the Company recorded a goodwill adjustment of $17 million in the Technical Solutions segment, primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustment related to the acquisition of Camber.

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $10 million and $5 million for the three months ended September 30, 2017 and 2016, respectively, and $30 million and $16 million for the nine months ended September 30, 2017 and 2016, respectively.

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

12. INCOME TAXES

The Company's earnings are principally domestic, and its effective tax rates on earnings from operations for the three months ended September 30, 2017 and 2016, were 32.3% and 31.8%, respectively. For the nine months ended September 30, 2017 and 2016, the Company's effective tax rates on earnings from operations were 29.1% and 29.5%, respectively. The higher effective tax rate for the three months ended September 30, 2017, was primarily attributable to a decrease in a non-recurring tax benefit associated with the true-up of estimated taxes to actual filed returns. The lower effective tax rate for the nine months ended September 30, 2017, was primarily attributable to an increase in the domestic manufacturing deduction.

For the three and nine months ended September 30, 2017, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction. For the three and nine months ended September 30, 2016, the Company's effective tax rates differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, and the domestic manufacturing deduction.

The Company’s unrecognized tax benefits decreased by $1 million during the three months ended September 30, 2017, as a result of the expiration of applicable statutes of limitation. The remaining unrecognized tax benefits are immaterial and will likely be recognized in the next 12 months as a result of expiration of applicable statutes of limitation.

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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	September 30 2017	December 31 2016
Senior notes due December 15, 2021, 5.000%	$600	$600
Senior notes due November 15, 2025, 5.000%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(23)	(27)
Total long-term debt	$1,282	$1,278

Credit Facility - In July 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with third-party lenders. The Amended Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from July 2015. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's leverage ratio, which may vary between 1.25% and 2.0%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The commitment fee rate as of September 30, 2017, was 0.25% and may vary between 0.25% and 0.35%.

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

As of September 30, 2017, approximately $15 million in standby letters of credit were issued but undrawn, and the remaining $1,235 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $6 million and $8 million as of September 30, 2017, and December 31, 2016, respectively.

Senior Notes - In December 2014, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due December 2021. In November 2015, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025. Interest on the Company's senior notes is payable semi-annually.

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $17 million and $19 million as of September 30, 2017, and December 31, 2016, respectively.

Mississippi Economic Development Revenue Bonds - As of each of September 30, 2017, and December 31, 2016, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of September 30, 2017, and December 31, 2016, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the nine months ended September 30, 2017.

The estimated fair values of the Company's total long-term debt as of September 30, 2017, and December 31, 2016, were $1,385 million and $1,372 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

In January 2013, the Company disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that it had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on Navy and Coast Guard contracts. The Company conducted an internal investigation, led by external counsel, and took remedial actions, including the termination of employees in instances where the Company believed grounds for termination existed. The Company provided information regarding its investigation to the relevant government agencies, and agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from the Company's internal investigation. The U.S. Navy subsequently reduced its portion of the withhold from $18.2 million to $4.7 million, and the U.S. Coast Guard reduced its withhold from $5.8 million to $3.6 million. In September 2017, the U.S. Navy and the U.S. Coast Guard paid the Company the respective remaining amounts they were withholding.

In June 2015, the DoJ informed the Company that it was investigating the matters disclosed by the Company to the DoD in January 2013. In August 2017, the Company settled the matters with the DoJ. This settlement did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the nine months ended September 30, 2017 and 2016, was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. In June 2016, the Company submitted to the contracting officer a request for a final decision regarding the Avondale restructuring costs the Company has incurred, and in December 2016, the contracting officer denied the Company’s claim. The Company is pursuing its claim through the Civilian and Armed Services Boards of Contract Appeals, seeking recovery of the Avondale restructuring costs pursuant to the Contract Disputes Act. See Note 4: Avondale. As of September 30, 2017, the recognized amounts related to other claims and requests for equitable adjustment were not material individually or in the aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform under its contract. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of September 30, 2017, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2017, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2017, the Company had $15 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $260 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 37,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements. Newport News has four collective bargaining agreements covering represented employees. In July 2017, Newport News employees represented by the United Steelworkers ratified a new collective bargaining agreement with Newport News. The agreement which expires in November 2021, covers approximately 50% of Newport News employees. In May 2017, Newport News reached agreement with the International Association of Machinists on a new collective bargaining agreement expiring in November 2020. The remaining two collective bargaining agreements at Newport News expire August 2018 and December 2018. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2018. Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement.

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

The costs of the Company's defined benefit pension plans and other postretirement plans for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$37	$34	$3	$2	$108	$100	$8	$7
Interest cost	67	65	6	6	200	196	18	19
Expected return on plan assets	(93)	(87)	—	—	(275)	(260)	—	—
Amortization of prior service cost (credit)	6	5	(6)	(5)	14	14	(15)	(14)
Amortization of net actuarial loss (gain)	25	21	(1)	(1)	73	63	(3)	(4)
Net periodic benefit cost	$42	$38	$2	$2	$120	$113	$8	$8

The Company made the following contributions to its pension and other postretirement plans for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30
($ in millions)	2017	2016
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	294	167
Non-qualified	5	4
Other benefit plans	27	26
Total contributions	$326	$197

The Company anticipates no further significant cash contributions to its qualified benefit pension plans in 2017.

In July 2017, the Company concluded negotiations on one of its collective bargaining agreements, which required an amendment to one of the Company's pension plans. As a result of the amendment, the remeasurement of the plan increased the pension liability and pre-tax accumulated other comprehensive loss by approximately $76 million.

17. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2017 and 2016, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2017, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $218.36. These rights are subject to cliff vesting on December 31, 2019. For the nine months ended September 30, 2016, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $133.08. These rights are subject to cliff vesting on December 31, 2018. The RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the nine months ended September 30, 2017 and 2016, 0.4 million and 0.8 million stock awards vested, respectively, of which approximately 0.2 million and 0.3 million, respectively, were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2017.

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	446	$146.83	1.0

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended September 30, 2017 and 2016, of $7 million and $11 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the nine months ended September 30, 2017 and 2016, of $27 million and $22 million, respectively.

The Company recognized total tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2017 and 2016, of $3 million and $4 million, respectively. The Company recognized total tax benefits for stock-based compensation in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2017 and 2016, of $35 million and $31 million, respectively.

Unrecognized Compensation Expense

As of September 30, 2017, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2017, which will be recognized over a weighted average period of 1.7 years, and $32 million of unrecognized compensation expense associated with RPSRs granted in 2017, 2016, and 2015, which will be recognized over a weighted average period of 1.1 years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is one of America’s largest military shipbuilding companies and a provider of professional services to partners in government and industry. For more than a century, our Ingalls and Newport News segments in Mississippi and Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment.

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

While we are encouraged that an Omnibus Appropriations package for fiscal year 2017 was finalized and that the President's Budget Request for 2018 continues to fund key shipbuilding programs, the U.S. Government has not yet approved a budget for fiscal year 2018 and is currently operating under a short-term Continuing Resolution, which funds government operations through December 8, 2017. We cannot predict the impact that sequestration cuts or reprioritization of readiness and modernization investment may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

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

As of September 30, 2017, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2016.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 93% and 97% of our revenues for the three months ended September 30, 2017 and 2016, respectively, were generated from flexibly-priced contracts. Approximately 93% and 97% of our revenues for the nine months ended September 30, 2017 and 2016, respectively, were generated from flexibly-priced contracts.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 7% and 3% of our revenues for the three months ended September 30, 2017 and 2016, respectively, were generated from firm fixed-price arrangements. Approximately 7% and 3% of our revenues for the nine months ended September 30, 2017 and 2016, respectively, were generated from firm fixed-price arrangements.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30		2017 over 2016		September 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and service revenues	$1,863	$1,683	$180	11%	$5,445	$5,146	$299	6%
Cost of product sales and service revenues	1,498	1,367	131	10%	4,420	4,128	292	7%
Income (loss) from operating investments, net	7	6	1	17%	10	7	3	43%
General and administrative expenses	135	147	(12)	(8)%	397	435	(38)	(9)%
Operating income (loss)	237	175	62	35%	638	590	48	8%
Interest expense	18	19	(1)	(5)%	53	56	(3)	(5)%
Other income (expense)	1	1	—	—%	—	(1)	1	100%
Federal and foreign income taxes	71	50	21	42%	170	157	13	8%
Net earnings (loss)	$149	$107	$42	39%	$415	$376	$39	10%

Operating Performance Assessment and Reporting

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is primarily flexibly-priced. As a result, sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operating performance. Under FAR rules that govern our business with the U.S. Government, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, as well as operating income, including the effects of significant changes in operating income as a result of changes in contract estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. This approach is consistent with the long-term life cycle of our contracts, as management assesses each contract bid based upon net sales and operating profit and monitors contract performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended				Nine Months Ended
	September 30		2017 over 2016		September 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Product sales	$1,391	$1,327	$64	5%	$4,088	$4,120	$(32)	(1)%
Service revenues	472	356	116	33%	1,357	1,026	331	32%
Sales and service revenues	$1,863	$1,683	$180	11%	$5,445	$5,146	$299	6%

Product sales for the three months ended September 30, 2017, increased $64 million, or 5%, compared with the same period in 2016. Product sales for the nine months ended September 30, 2017, decreased $32 million, or 1%, compared with the same period in 2016. Ingalls product sales increased $13 million for the three months ended September 30, 2017, primarily as a result of higher volumes in amphibious assault ships, partially offset by lower volumes in the Legend class NSC program and surface combatants. Ingalls product sales increased $15 million for the nine months ended September 30, 2017, primarily as a result of higher volumes in amphibious assault ships and the Legend class NSC program, offset by lower volumes in surface combatants. Newport News product sales increased $47 million for the three months ended September 30, 2017, primarily as a result of higher volumes in aircraft carriers and submarines. Newport News product sales increased $15 million for the nine months ended September 30, 2017, primarily as a result of higher volumes in aircraft carriers, partially offset by lower volumes in submarines. Technical Solutions product sales increased $4 million for the three months ended September 30, 2017, primarily as a result of higher volumes on nuclear and environmental products. Technical Solutions product sales decreased $62 million for the nine months ended September 30, 2017, primarily as a result of higher volumes in 2016 due to the resolution of outstanding contract changes on a nuclear and environmental commercial contract.

Service revenues for the three months ended September 30, 2017, increased $116 million, or 33%, compared with the same period in 2016. Service revenues for the nine months ended September 30, 2017, increased $331 million, or 32%, compared with the same period in 2016. Ingalls service revenues increased $3 million and $19 million for the three and nine months ended September 30, 2017, respectively, as a result of higher volumes in surface combatants services. Newport News service revenues increased $27 million for the three months ended September 30, 2017, primarily as a result of higher volumes in naval nuclear support services and aircraft carriers services. Newport News service revenues increased $40 million for the nine months ended September 30, 2017, primarily as a result of higher volumes in naval nuclear support services and aircraft carriers services, partially offset by lower volumes in submarines services. Technical Solutions service revenues increased $86 million and $272 million for the three and nine months ended September 30, 2017, respectively, primarily as a result of higher volumes in integrated mission solutions services following the acquisition of Camber and higher volumes in fleet support and oil and gas services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2017 over 2016		September 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Cost of product sales	$1,105	$1,059	$46	4%	$3,279	$3,241	$38	1%
% of product sales	79.4%	79.8%			80.2%	78.7%
Cost of service revenues	393	308	85	28%	1,141	887	254	29%
% of service revenues	83.3%	86.5%			84.1%	86.5%
Income (loss) from operating investments, net	7	6	1	17%	10	7	3	43%
General and administrative expenses	135	147	(12)	(8)%	397	435	(38)	(9)%
% of sales and service revenues	7.2%	8.7%			7.3%	8.5%
Cost of sales and service revenues	$1,626	$1,508	$118	8%	$4,807	$4,556	$251	6%

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2017, increased $46 million, or 4%, compared with the same period in 2016. Cost of product sales for the nine months ended September 30, 2017, increased $38 million, or 1%, compared with the same period in 2016. Ingalls cost of product sales increased $16 million for the three months ended September 30, 2017, primarily as a result of lower risk retirement in the Legend class NSC program and the volume changes described above. Ingalls cost of product sales increased $56 million for the nine months ended September 30, 2017, primarily as a result of lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, as well as the volume changes described above, partially offset by higher risk retirement on Tripoli (LHA 7) and the Legend class NSC program. Newport News cost of product sales increased $43 million for the three months ended September 30, 2017, primarily as a result of the volume changes described above, partially offset by the resolution of outstanding contract changes on the RCOH of USS Abraham Lincoln (CVN 72). Newport News cost of product sales increased $33 million for the nine months ended September 30, 2017, primarily as a result of lower risk retirement in the Virginia class (SSN 774) submarine program and the volume changes described above, partially offset by the resolution of outstanding contract changes on the RCOH of USS Abraham Lincoln (CVN 72). Technical Solutions cost of product sales decreased $13 million for the three months ended September 30, 2017, primarily due to the release of a portion of an accounts receivable allowance on a nuclear and environmental commercial contract. Technical Solutions cost of product sales decreased $51 million for the nine months ended September 30, 2017, primarily due to the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract, partially offset by the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017.

Cost of product sales as a percentage of product sales decreased from 79.8% for the three months ended September 30, 2016, to 79.4% for the three months ended September 30, 2017. This decrease was primarily due to the resolution of outstanding contract changes on the RCOH of USS Abraham Lincoln (CVN 72) and the release of a portion of an accounts receivable allowance on a nuclear and environmental commercial contract, partially offset by lower risk retirement in the Legend class NSC program and year-to-year variances in contract mix. Cost of product sales as a percentage of product sales increased from 78.7% for the nine months ended September 30, 2016, to 80.2% for the nine months ended September 30, 2017. This increase was primarily due to lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, and the Virginia class (SSN 774) submarine program, as well as the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract, partially offset by higher risk retirement in the Legend class NSC program and on Tripoli (LHA 7) and the resolution of outstanding contract changes on the RCOH of USS Abraham Lincoln (CVN 72).

Cost of Service Revenues

Cost of service revenues for the three months ended September 30, 2017, increased $85 million, or 28%, compared with the same period in 2016. Cost of service revenues for the nine months ended September 30, 2017, increased $254 million, or 29%, compared with the same period in 2016. Ingalls cost of service revenues remained constant for the three months ended September 30, 2017. Ingalls cost of service revenues increased $6 million for the nine months ended September 30, 2017, primarily as a result of the higher volumes described above. Newport News cost of service revenues increased $6 million and $9 million for the three and nine months ended September 30, 2017, respectively, primarily as a result of the volume changes described above, partially offset by the resolution of outstanding contract changes on the inactivation of the decommissioned USS Enterprise (CVN 65). Technical Solutions cost of service revenues increased $79 million and $239 million for the three and nine months ended September 30, 2017, respectively, primarily due to the higher volumes described above.

Cost of service revenues as a percentage of service revenues decreased from 86.5% for the three months ended September 30, 2016, to 83.3% for the three months ended September 30, 2017, primarily driven by the resolution of outstanding contract changes on the inactivation of the decommissioned USS Enterprise (CVN 65), improved performance in oil and gas services, and year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues decreased from 86.5% for the nine months ended September 30, 2016, to 84.1% for the nine months ended September 30, 2017, primarily driven by the resolution of outstanding contract changes on the inactivation of the decommissioned USS Enterprise (CVN 65), improved performance in oil and gas services, and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three and nine months ended September 30, 2017, increased $1 million and $3 million, respectively, compared to the same periods in 2016, as a result of higher equity income from our Savannah River Nuclear Solutions, LLC investment.

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

General and administrative expenses for the three and nine months ended September 30, 2017, decreased $12 million and $38 million, respectively, compared with the same periods in 2016, primarily driven by favorable changes in the FAS/CAS Adjustment and lower non-current state income tax expense, partially offset by higher current state income tax expense.

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

The following table reconciles segment operating income to operating income:

	Three Months Ended				Nine Months Ended
	September 30		2017 over 2016		September 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Segment operating income (loss)	$192	$140	$52	37%	$499	$490	$9	2%
FAS/CAS Adjustment	46	37	9	24%	144	107	37	35%
Non-current state income taxes	(1)	(2)	1	50%	(5)	(7)	2	29%
Operating income (loss)	$237	$175	$62	35%	$638	$590	$48	8%

Segment Operating Income

Segment operating income for the three months ended September 30, 2017, was $192 million, an increase of $52 million from the same period in 2016. The increase was primarily due to the resolution of outstanding contract changes on the inactivation of the decommissioned USS Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), higher risk retirement on Portland (LPD 27), and the release of a portion of an accounts receivable allowance on a nuclear and environmental commercial contract, partially offset by lower risk retirement in the Legend class NSC program.

Segment operating income for the nine months ended September 30, 2017, was $499 million, an increase of $9 million from the same period in 2016. The increase was primarily due to higher risk retirement on Tripoli (LHA 7), the Legend class NSC program, and Portland (LPD 27), the resolution of outstanding contract changes on the inactivation of the decommissioned USS Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), and improved performance in oil and gas services, partially offset by lower risk retirement on the delivered USS John P. Murtha (LPD 26) and the Virginia class (SSN 774) submarine program, as well as the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2017 over 2016		September 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
FAS expense	$(44)	$(40)	$(4)	(10)%	$(128)	$(121)	$(7)	(6)%
CAS cost	90	77	13	17%	272	228	44	19%
FAS/CAS Adjustment	$46	$37	$9	24%	$144	$107	$37	35%

The FAS/CAS Adjustment was a net benefit of $46 million and $37 million for the three months ended September 30, 2017 and 2016, respectively. The FAS/CAS Adjustment was a net benefit of $144 million and $107 million for the nine months ended September 30, 2017 and 2016, respectively. The favorable changes in the FAS/CAS Adjustment of $9 million and $37 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, were driven by the continued phase-in of Harmonization.

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

Non-current state income tax expense for the three months ended September 30, 2017, was $1 million, compared to a non-current state income tax expense of $2 million for the same period in 2016. Non-current state income tax expense for the nine months ended September 30, 2017, was $5 million, compared to a non-current state income tax expense of $7 million for the same period in 2016. The decreases in non-current state income tax expense were primarily attributable to changes in pension related adjustments.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017, decreased $1 million and $3 million, respectively, compared with the same periods in 2016.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from operations for the three months ended September 30, 2017, was 32.3%, compared with 31.8% for the same period in 2016. Our effective tax rate on earnings from operations for the nine months ended September 30, 2017, was 29.1%, compared with 29.5% for the same period in 2016. The higher effective tax rate for the three months ended September 30, 2017, was primarily attributable to a decrease in the non-recurring tax benefit associated with the true-up of estimated taxes to actual filed returns. The lower effective tax rate for the nine months ended September 30, 2017, was primarily attributable to an increase in the domestic manufacturing deduction. Our effective tax rates for the three and nine months ended September 30, 2017, differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction. See Note 12: Income Taxes and Note 17: Stock Compensation Plans.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

Segment operating results are presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30		2017 over 2016		September 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and Service Revenues
Ingalls	$593	$577	$16	3%	$1,782	$1,748	$34	2%
Newport News	1,053	978	75	8%	3,025	2,970	55	2%
Technical Solutions	241	154	87	56%	710	505	205	41%
Intersegment eliminations	(24)	(26)	2	8%	(72)	(77)	5	6%
Sales and service revenues	$1,863	$1,683	$180	11%	$5,445	$5,146	$299	6%
Operating Income (Loss)
Ingalls	$74	$66	$8	12%	$238	$236	$2	1%
Newport News	96	68	28	41%	248	247	1	—%
Technical Solutions	22	6	16	267%	13	7	6	86%
Segment operating income (loss)	192	140	52	37%	499	490	9	2%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	46	37	9	24%	144	107	37	35%
Non-current state income taxes	(1)	(2)	1	50%	(5)	(7)	2	29%
Operating income (loss)	$237	$175	$62	35%	$638	$590	$48	8%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including the FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion ("EAC") of a contract that reflect improved (or deteriorated) operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Cumulative Adjustments

For the three and nine months ended September 30, 2017 and 2016, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2017	2016	2017	2016
Gross favorable adjustments	$78	$41	$223	$208
Gross unfavorable adjustments	(22)	(17)	(81)	(41)
Net adjustments	$56	$24	$142	$167

For the three months ended September 30, 2017, favorable cumulative catch-up adjustments were related to the resolution of outstanding contract changes on the inactivation of the decommissioned USS Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), risk retirement on Portland (LPD 27), and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the nine months ended September 30, 2017, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program, Tripoli (LHA 7), Portland (LPD 27), and the delivered USS John Finn (DDG 113), the resolution of outstanding contract changes on the inactivation of the decommissioned USS Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended September 30, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on the Legend class NSC program and the San Antonio class (LPD 17) program. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the nine months ended September 30, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on USS John P. Murtha (LPD 26), the Virginia class (SSN 774) submarine program, Portland (LPD 27), and the Legend class NSC program. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

Ingalls

	Three Months Ended				Nine Months Ended
	September 30		2017 over 2016		September 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and service revenues	$593	$577	$16	3%	$1,782	$1,748	$34	2%
Segment operating income (loss)	74	66	8	12%	238	236	2	1%
As a percentage of segment sales	12.5%	11.4%			13.4%	13.5%

Sales and Service Revenues

Ingalls revenues for the three months ended September 30, 2017, increased $16 million, or 3%, from the same period in 2016, primarily driven by higher revenues in amphibious assault ships and surface combatants, partially offset by lower revenues in the Legend class NSC program. Amphibious assault ships revenues increased due to higher volumes on Bougainville (LHA 8) and Fort Lauderdale (LPD 28), partially offset by lower volumes on Tripoli (LHA 7), the delivered USS John P. Murtha (LPD 26) and Portland (LPD 27). Surface combatants revenues increased due to higher volumes on Jack H. Lucas (DDG 125) and Lenah H. Sutcliffe Higbee (DDG 123), partially offset by lower volumes on Frank E. Petersen Jr. (DDG 121), the delivered USS John Finn (DDG 113), and Ralph Johnson (DDG 114). Revenues on the Legend class NSC program decreased due to lower volumes on the delivered USCGC Munro (NSC 6) and Kimball (NSC 7), partially offset by higher volume on Stone (NSC 9).

Ingalls revenues for the nine months ended September 30, 2017, increased $34 million, or 2%, from the same period in 2016, primarily driven by higher revenues in amphibious assault ships and the Legend class NSC program, offset by lower revenues in surface combatants. Amphibious assault ships revenues increased as a result of higher volumes on Bougainville (LHA 8) and Fort Lauderdale (LPD 28), partially offset by lower volume on the delivered USS John P. Murtha (LPD 26) and Portland (LPD 27). Revenues on the Legend class NSC program increased due to higher volumes on Stone (NSC 9), Midgett (NSC 8), and Kimball (NSC 7), partially offset by lower volume on the delivered USCGC Munro (NSC 6). Surface combatants revenues decreased due to lower volumes on Frank E. Petersen Jr. (DDG 121), the delivered USS John Finn (DDG 113), Ralph Johnson (DDG 114), Paul Ignatius (DDG 117), and Delbert D. Black (DDG 119), partially offset by higher volumes on Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), and the extended selected restricted availability contract for USS Ramage (DDG 61).

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2017, was $74 million, compared with $66 million for the same period in 2016. The increase was primarily due to higher risk retirement on Portland (LPD 27), partially offset by lower risk retirement in the Legend class NSC program.

Ingalls segment operating income for the nine months ended September 30, 2017, was $238 million, compared with $236 million for the same period in 2016. The increase was primarily due to higher risk retirement on Tripoli (LHA 7), the Legend class NSC program, and Portland (LPD 27), partially offset by lower risk retirement on the delivered USS John P. Murtha (LPD 26).

Newport News

	Three Months Ended				Nine Months Ended
	September 30		2017 over 2016		September 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and service revenues	$1,053	$978	$75	8%	$3,025	$2,970	$55	2%
Segment operating income (loss)	96	68	28	41%	248	247	1	—%
As a percentage of segment sales	9.1%	7.0%			8.2%	8.3%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2017, increased $75 million from the same period in 2016, primarily driven by higher revenues in aircraft carriers, naval nuclear support services, and submarines. Aircraft carriers revenues increased primarily as a result of higher volumes on the advance planning contract for the RCOH of USS George Washington (CVN 73), the construction contract for John F. Kennedy (CVN 79), and the advance planning contract for Enterprise (CVN 80), partially offset by lower volumes on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72), and the construction contract for the delivered USS Gerald R. Ford (CVN 78). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services, partially offset by lower volumes in aircraft carriers support. Submarines revenues related to the Virginia class (SSN 774) submarine program increased due to higher volumes on Block IV boats, partially offset by lower volumes on Block III boats.

Newport News revenues for the nine months ended September 30, 2017, increased $55 million, or 2%, from the same period in 2016, primarily driven by higher revenues in aircraft carriers and naval nuclear support services, partially offset by lower revenues in submarines. Aircraft carriers revenues increased primarily as a result of higher volumes on the advance planning contract for the RCOH of USS George Washington (CVN 73), the construction contract for John F. Kennedy (CVN 79), and the advance planning contract for Enterprise (CVN 80), partially offset by lower volumes on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72), the construction contract for the delivered USS Gerald R. Ford (CVN 78), and the inactivation of the decommissioned USS Enterprise (CVN 65). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services, partially offset by lower volumes in aircraft carrier support. Submarines revenues related to the Virginia class (SSN 774) submarine program decreased due to lower volumes on Block III boats, partially offset by higher volumes on Block IV boats.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2017, was $96 million, compared with $68 million for the same period in 2016. The increase was primarily due to the resolution of outstanding contract changes on the inactivation of the decommissioned USS Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72).

Newport News segment operating income for the nine months ended September 30, 2017, was $248 million, compared with $247 million for the same period in 2016. The increase was primarily due to the resolution of outstanding contract changes on the inactivation of the decommissioned USS Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), partially offset by lower risk retirement in the Virginia class (SSN 774) submarine program.

Technical Solutions

	Three Months Ended				Nine Months Ended
	September 30		2017 over 2016		September 30		2017 over 2016
($ in millions)	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and service revenues	$241	$154	$87	56%	$710	$505	$205	41%
Segment operating income (loss)	22	6	16	267%	13	7	6	86%
As a percentage of segment sales	9.1%	3.9%			1.8%	1.4%

Sales and Service Revenues

Technical Solutions revenues for the three months ended September 30, 2017, increased $87 million, or 56%, from the same period in 2016, primarily due to higher volume in integrated mission solutions services following the acquisition of Camber and higher volumes in fleet support services.

Technical Solutions revenues for the nine months ended September 30, 2017, increased $205 million, or 41%, from the same period in 2016, primarily due to higher volume in integrated mission solutions services following the acquisition of Camber and higher volumes in fleet support and oil and gas services, partially offset by higher volumes in 2016 due to the resolution of outstanding contract changes on a nuclear and environmental commercial contract.

Segment Operating Income

Technical Solutions segment operating income for the three months ended September 30, 2017, was $22 million, compared with $6 million for the same period in 2016. The increase was primarily due to the release of a portion of an accounts receivable allowance on a nuclear and environmental commercial contract and improved performance in oil and gas services.

Technical Solutions segment operating income for the nine months ended September 30, 2017, was $13 million, compared with $7 million for the same period in 2016. The increase was primarily due to improved performance in oil and gas services and higher volume in integrated mission solutions services following the acquisition of Camber, partially offset by the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract.

BACKLOG

Total backlog as of each of September 30, 2017, and December 31, 2016, was approximately $23 billion and $21 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2017, and December 31, 2016:

	September 30, 2017			December 31, 2016
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,472	$1,627	$8,099	$6,033	$692	$6,725
Newport News	7,682	5,974	13,656	5,799	7,127	12,926
Technical Solutions	335	518	853	712	372	1,084
Total backlog	$14,489	$8,119	$22,608	$12,544	$8,191	$20,735

As a result of integration efforts following the acquisition of Camber, the Company corrected the Technical Solutions segment's total backlog and unfunded backlog as of December 31, 2016, reducing the balances by $289 million.

Approximately 30% of the $21 billion total backlog as of December 31, 2016, is expected to be converted into sales in 2017. U.S. Government orders comprised substantially all of the total backlog as of September 30, 2017, and December 31, 2016.

Awards

The value of new contract awards during the nine months ended September 30, 2017, was approximately $7 billion. Significant new awards during the period included the detailed design and construction contract for Bougainville (LHA 8) and the execution contract for the RCOH of USS George Washington (CVN 73).

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Nine Months Ended		2017 over
	September 30		2016
($ in millions)	2017	2016	Dollars
Net earnings (loss)	$415	$376	$39
Depreciation and amortization	157	143	14
Provision for doubtful accounts	10	—	10
Stock-based compensation	27	22	5
Deferred income taxes	26	59	(33)
Retiree benefit funding less than (in excess of) expense	(198)	(75)	(123)
Trade working capital decrease (increase)	(57)	(48)	(9)
Net cash provided by (used in) operating activities	$380	$477	$(97)

Cash Flows

We discuss below our major operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2017, was $380 million, compared with $477 million provided by operating activities for the same period in 2016. The unfavorable change in operating cash flow was primarily due to increased funding of retiree benefit plans and a change in trade working capital, partially offset by lower payments for income taxes. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable.

For the nine months ended September 30, 2017, we made discretionary contributions to our qualified defined benefit pension plans totaling $294 million, compared with $167 million of discretionary contributions for the same period in 2016. We anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2017.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017, was $216 million, compared with $141 million used in investing activities for the same period in 2016. The increase in investing cash used was driven by higher capital expenditures in 2017. For 2017, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 2.5% to 3% of annual revenues.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2017, was $385 million, compared with $273 million used in the same period in 2016. The increase in cash used was primarily due to an additional $95 million of common stock repurchases, an additional $12 million of cash dividend payments, and an additional $5 million of employee taxes on certain share-based payment arrangements.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended		2017 over
	September 30		2016
($ in millions)	2017	2016	Dollars
Net cash provided by (used in) operating activities	$380	$477	$(97)
Less:
Capital expenditures	(228)	(145)	(83)
Free cash flow provided by (used in) operations	$152	$332	$(180)

Free cash flow for the nine months ended September 30, 2017, decreased $180 million compared with the same period in 2016, primarily due to increased funding of retiree benefit plans, higher capital expenditures, and a change in trade working capital, partially offset by lower payments for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2017 and 2016, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2017, we had $15 million in standby letters of credit issued but undrawn and $260 million of surety bonds outstanding.

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

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS Abraham Lincoln (CVN 72) was redelivered to the U.S. Navy in the second quarter of 2017 and USS George Washington (CVN 73) arrived at Newport News for the start of its RCOH in August 2017.

Columbia class (SSBN 826) submarines
The U.S. Navy has committed to designing the Columbia class submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines, which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines. The Columbia class program plan of record is to construct 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DOD signed the acquisition decision memorandum approving the Columbia class program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We continue to perform design work as a subcontractor to Electric Boat, and we have entered into a team agreement with Electric Boat to build modules for the entire Columbia class submarine program that leverages our Virginia class (SSN 774) experience. The team agreement is subject to the U.S. Navy's concurrence. Construction of the first Columbia class submarine is expected to begin in 2021, with procurement of long-lead-time materials and advance construction beginning prior to that time.

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

USS Gerald R. Ford class (CVN 78) aircraft carriers
Design and construction for the Ford class program, which is the aircraft carrier replacement program for the decommissioned USS Enterprise (CVN 65) and Nimitz class (CVN 68) aircraft carriers. USS Gerald R. Ford (CVN 78), the first ship of the Ford class, was delivered to the U.S. Navy in the second quarter of 2017. In June 2015, we were awarded a contract for the detail design and construction of John F. Kennedy (CVN 79), following several years of engineering, advance construction, and purchase of long-lead time components and material. In February 2017, we were awarded a contract for advance planning of Enterprise (CVN 80), the third Ford class aircraft carrier. This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2013, we delivered USS Somerset (LPD 25), and in 2016, we delivered USS John P. Murtha (LPD 26). We are currently constructing Portland (LPD 27) and Fort Lauderdale (LPD 28). The San Antonio class (LPD 17) currently includes a total of 11 ships.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Amended Credit Facility. Our $1,250 million revolving credit facility remained undrawn as of September 30, 2017.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of September 30, 2017, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2015, our board of directors authorized an increase in our stock repurchase program from $600 million to $1.2 billion. On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to 2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
July 1, 2017 to July 31, 2017	66,300	$196.07	66,300	$293.1
August 1, 2017 to August 31, 2017	17,008	209.64	17,008	289.5
September 1, 2017 to September 30, 2017	95,060	213.22	95,060	269.3
Total	178,368	$206.50	178,368	$269.3
1 From the stock repurchase program's inception through September 30, 2017, we purchased 7,659,575 shares at an average price of $121.51 per share for a total of $930.7 million.

The Huntington Ingalls Industries Savings Plan, Huntington Ingalls Industries Financial Security and Savings Program, and Huntington Ingalls Industries, Inc. Newport News Operations Savings (401(k)) Plan for Union Eligible Employees (collectively, the “Plans”) include shares of the Company’s common stock as an investment choice for participants. The trustees of the Plans manage Company stock funds, which purchase shares of the Company’s common stock on the open market, and interests in the stock funds are allocated to participant Plan accounts at the election of participants. We became aware that participants in the Plans purchased more shares of the Company’s common stock than were registered under the Securities Act of 1933, as amended. The Company did not receive any consideration in connection with such purchases, which were funded with participant and employer contributions to the Plan.

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

4.1
First supplemental indenture, dated as of February 17, 2017, to the indenture dated as of December 2, 2014, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee.

4.2
First supplemental indenture, dated as of February 17, 2017, to the indenture dated as of November 17, 2015, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee.

10.1	First Amendment to the Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2017).

11	Computation of Per Share Earnings (provided in Note 8 "Earnings Per Share" of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:	November 8, 2017	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)