Form 10-K
period 2017-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2018-02-15
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
____________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $8,443 million.
As of February 9, 2018, 44,785,776 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

History and Organization

Huntington Ingalls Industries, Inc. ("HII", the "Company", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls Shipbuilding segment ("Ingalls") in Mississippi and Newport News Shipbuilding segment ("Newport News") in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Technical Solutions segment, established in the fourth quarter of 2016, provides a range of services to the governmental, energy, and oil and gas markets.

We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. We also provide a wide range of professional services, including fleet support, integrated missions solutions, nuclear and environmental, and oil and gas services through our Technical Solutions segment.

Headquartered in Newport News, Virginia, we employ approximately 38,000 people operating both domestically and internationally. We became an independent, publicly-owned company in 2011, when we were spun off from Northrop Grumman.

Ingalls

Through our Ingalls segment, we design and construct non-nuclear ships for the U.S. Navy and U.S. Coast Guard, including amphibious assault ships, surface combatants, and national security cutters ("NSC"). We are the sole builder of amphibious assault ships and one of two builders of surface combatants for the U.S. Navy. We are the sole builder of large multi-mission NSCs for the U.S. Coast Guard. Our Ingalls segment is located in Pascagoula, Mississippi on 800 acres along the Pascagoula River. This shipyard offers a collection of manufacturing capabilities that includes a 660-ton gantry crane and a Land Based Test Facility.

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

The LPD program is a long-running production program in which we have generated efficiencies through ship-over-ship learning. We delivered Portland (LPD 27) in the third quarter of 2017 and USS John P. Murtha (LPD 26) in 2016, and are currently constructing Fort Lauderdale (LPD 28), scheduled for delivery in 2021. In 2017 we were awarded an advance procurement contract for LPD 29.

Surface Combatants

We are a design agent for, and one of only two companies that constructs, the Arleigh Burke class (DDG 51) guided missile destroyers, a class of surface combatant. We have delivered 30 Arleigh Burke class (DDG 51) destroyers to the U.S. Navy, including Ralph Johnson (DDG 114) in the fourth quarter of 2017 and USS John Finn (DDG 113) in 2016. In 2013, we were awarded a multi-year contract totaling $3.3 billion for construction of five additional Arleigh Burke class (DDG 51) destroyers as a part of a larger U.S. Navy order for nine Arleigh Burke class (DDG 51) destroyers. We are currently constructing Paul Ignatius (DDG 117), Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125), with deliveries scheduled in 2018, 2019, 2020, 2021 and 2023, respectively.

National Security Cutters

The U.S. Coast Guard's recapitalization program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend class NSC, a multi-mission platform we designed and continue to build. We delivered USCGC Hamilton (NSC 4), USCGC James (NSC 5), and USCGC Munro (NSC 6) to the U.S. Coast Guard in 2014, 2015, and 2016, respectively. Kimball (NSC 7), Midgett (NSC 8) and Stone (NSC 9) are currently under construction and scheduled for delivery in 2018, 2019, and 2020, respectively.

Newport News

The core business of our Newport News segment is designing and constructing nuclear-powered ships, such as aircraft carriers and submarines, and the refueling and overhaul and the inactivation of such ships. Our Newport News shipyard is located on approximately 550 acres near the mouth of the James River, which adjoins the Chesapeake Bay. The shipyard has two miles of waterfront property and heavy industrial facilities, which include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, module outfitting facilities, and various other workshops. Our Newport News shipyard also has a 2,170-foot dry dock serviced by a 1,050-ton gantry crane capable of supporting two aircraft carriers at one time.

Design, Construction, Refueling and Complex Overhaul, and Inactivation of Aircraft Carriers

Engineering, design, and construction of U.S. Navy nuclear aircraft carriers are core to Newport News operations. Aircraft carriers are the largest ships in the U.S. Navy's fleet, with a displacement of over 90,000 tons. Newport News has designed and built more than 30 aircraft carriers for the U.S. Navy since 1933, including all ten Nimitz class (CVN 68) aircraft carriers currently in active service, as well as the first ship of the next generation Gerald R. Ford class (CVN 78) aircraft carriers.

We delivered the U.S. Navy's newest carrier, USS Gerald R. Ford (CVN 78), in 2017. We also received awards in 2009 through 2016 totaling $7.6 billion for construction preparation, detail design, and construction of the second Gerald R. Ford class (CVN 78) aircraft carrier, John F. Kennedy (CVN 79), and awards totaling $392 million for advance planning and long-lead time material acquisition for the third Gerald R. Ford class (CVN 78) aircraft carrier, Enterprise (CVN 80).

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

In 2017, we completed the RCOH for USS Abraham Lincoln (CVN 72) and redelivered the ship to the U.S. Navy. We are currently performing the RCOH of USS George Washington (CVN 73). We believe our position as the exclusive designer and builder of nuclear-powered aircraft carriers, our RCOH performance on the first six Nimitz class (CVN 68) carriers, and our highly trained workforce, as well as the fact that RCOH work is capital-intensive and has high barriers to entry due to its nuclear component, strongly position us for RCOH contract awards on the remaining Nimitz class (CVN 68) carriers, as well as future work on Gerald R. Ford class (CVN 78) aircraft carriers.

The U.S. Navy awarded us a $745 million contract in 2013 to inactivate the decommissioned Enterprise (CVN 65), the world's first nuclear-powered aircraft carrier, which was built by us and commissioned in 1961. The decommissioned Enterprise (CVN 65) inactivation is scheduled to be completed in 2018. Aircraft carriers have a lifespan of approximately 50 years, and we believe the ten Nimitz class (CVN 68) carriers delivered by us that are currently in active service, as well as Gerald R. Ford class (CVN 78) aircraft carriers we will deliver in the future, present a significant opportunity for inactivation contracts as they reach the end of their lifespans. We believe we are well positioned as the U.S. Navy's shipyard of choice for these contract awards.

Design and Construction of Nuclear-Powered Submarines

We are one of only two companies in the United States capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 60 submarines to the U.S. Navy since 1960, comprised of 46 fast attack and 14 ballistic missile submarines. Of the 52 nuclear-powered fast attack submarines currently in active service, 25 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research, and integrated planning.

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

Columbia Class (SSBN 826) Submarines

Newport News is participating in designing the Columbia class (SSBN 826) submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines ("SSGN"). The Columbia class (SSBN 826) program currently anticipates 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DOD signed the acquisition decision memorandum approving the Columbia class (SSBN 826) program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We continue to perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. The teaming agreement is subject to the U.S. Navy's concurrence. Newport News was awarded a contract from Electric Boat in 2017 to begin integrated product and process development for the Columbia class. Construction of the first Columbia class (SSBN 826) submarine is expected to begin in 2021, with procurement of long-lead-time materials and advance construction beginning prior to that time. We believe the Columbia class (SSBN 826) of submarines represents a significant future opportunity.

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

Technical Solutions

Our Technical Solutions segment was established in 2016 to enhance strategic and operational alignment among our services businesses. The Technical Solutions segment includes businesses that are focused on life-cycle sustainment services to the U.S. Navy fleet and other maritime customers; high-end information technology (“IT”) and mission-based solutions for DoD, intelligence, and federal civilian customers; nuclear and non-nuclear fabrication, equipment repair, and technical engineering services; nuclear management and operations and environmental management services for DoE, DoD, state and local governments, and private sector companies; and full-service engineering, procurement, construction management (“EPCM”) and engineering and field services solutions for the oil and gas industry. Our Technical Solutions segment is comprised of our subsidiaries AMSEC, Camber Corporation ("Camber"), Continental Maritime of San Diego ("CMSD"), Newport News Industrial Corporation ("NNI"), Stoller Newport News Nuclear ("SN3"), Undersea Solutions Corporation ("USC"), and UniversalPegasus International ("UPI").

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

Nuclear and Environmental Services

Our nuclear and environmental services focus on nuclear management and operations and nuclear and non-nuclear fabrication and repair. We provide site management, nuclear and industrial facilities operations and maintenance, decontamination and decommissioning, and radiological and hazardous waste management services to DoE, DoD, state and local governments, and private sector companies. We also provide a wide range of services, including fabrication, equipment repair, and technical engineering services, to commercial industries, the National Aeronautics and Space Administration, DoD, and DoE. As part of our nuclear and environmental services, we participate in several joint ventures, including Newport News Nuclear BWXT Los Alamos, LLC ("N3B"), Mission Support and Test Services, LLC ("MSTS"), and Savannah River Nuclear Solutions, LLC ("SRNS"). We have a 51% ownership interest in N3B, which, in 2017, was awarded the Los Alamos Legacy Cleanup Contract at the DoE/National Nuclear Security Administration’s Los Alamos National Laboratory located northwest of Santa Fe, New Mexico. We have a 23% ownership interest in MSTS, which, in 2017, was awarded a contract for site management and operations at the Nevada National Security Site located northwest of Las Vegas, Nevada. We have a 34% ownership interest in SRNS, which provides site management and operations at the DoE's Savannah River Site near Aiken, South Carolina.

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

Customers

Our revenues are primarily derived from the U.S. Government. In 2017, 2016, and 2015, approximately 87%, 89%, and 89%, respectively, of our revenues were generated from the U.S. Navy, and approximately 6%, 6%, and 7%, respectively, were generated from the U.S. Coast Guard. In 2017, 2016, and 2015, we generated approximately 3%, 4%, and 3%, respectively, of our revenues from commercial customers and 4%, 1%, and 1%, respectively, from other government agencies.

Intellectual Property

We develop and incorporate into our vessels new technologies, manufacturing processes, and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license intellectual property rights to and from others. The U.S. Government receives non-exclusive licenses to our intellectual property developed in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize others to use the intellectual property licensed to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on several factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments - Revenue Recognition in Item 7.

Backlog

As of each of December 31, 2017 and 2016, our total backlog was approximately $21 billion. We expect approximately 31% of backlog at December 31, 2017, to be converted into sales in 2018.

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

Raw Materials

The most significant material we use is steel. Other materials we use in large quantities include paint, aluminum, pipe, electrical cable, and fittings. All of these materials are currently available in adequate supply. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. Generally, for long-term contracts, we obtain price quotations for many of our materials requirements from multiple suppliers to ensure competitive pricing. While we have not generally been dependent upon any one supply source, we currently have only one supplier for certain component parts as a result of consolidation in the defense industry. We believe that these single source suppliers, as well as our overall supplier base, are adequate to meet our foreseeable needs. We have mitigated some supply risk by negotiating long-term agreements with certain raw material suppliers. In addition, we have mitigated price risk related to raw material purchases through certain contractual arrangements with customers.

Research and Development

We conduct research and development activities as part of our normal business operations to facilitate innovative product development and evolution. Our research and development activities primarily include Independent Research and Development ("IR&D") related to government programs. We recover a significant portion of our IR&D expenditures through overhead charges to U.S. Government contracts, consistent with U.S. Government regulations. We include IR&D expenses in general and administrative expenses. Company-sponsored IR&D expenses totaled $17 million for the year ended December 31, 2017, and $19 million for each of the years ended December 31, 2016 and December 31, 2015.

At our Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"), located in Newport News, Virginia, we conduct on-site warfare systems testing, training, and laboratory research for the next generation of aircraft carriers, submarines, and other ships. VASCIC serves as the focal point for the integration of ship systems and the application of new technologies. It includes a classified facility and an integration area that facilitates research and development related to setup and testing of electronics, as well as hull, mechanical, and electrical systems, prior to introducing new equipment on board a ship. It also has modeling and simulation capability for visualization using 3-D displays. We believe VASCIC represents a competitive advantage for us by developing future naval capabilities, reducing total ownership cost, and facilitating technology transfer.

Governmental Regulation and Supervision

Our business is affected by a variety of laws and regulations relating to the award, administration, and performance of U.S. Government contracts. See Risk Factors in Item 1A.

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, including the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA"), and the Defense Contract Management Agency ("DCMA"). These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of our business systems and processes relative to U.S. Government requirements. Business systems subject to audit or review include our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, earned value management systems, compensation systems, and management information systems. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. In addition, any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded if already reimbursed.

The U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in business systems subject to its review. In the past, the U.S. Government has, in certain instances, withheld contract payments upon its assessment that significant deficiencies existed with one or more of our business systems. When appropriate, we must modify our affected business systems to address the U.S. Government's determinations.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based on performance. In the event of termination of a contract for convenience, a contractor is normally able to recover costs already incurred on the contract and receive profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default could expose us to various liabilities, including excess reprocurement costs, and could have a material effect on our ability to compete for future contracts.

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

In cases where there are multiple suppliers, contracts for the construction and conversion of U.S. Navy ships and submarines are generally subject to competitive bidding. In evaluating proposed prices, the U.S. Navy sometimes requires that each bidder submit information on pricing, estimated costs of completion, and anticipated profit margins to enable the Navy to assess cost realism. The U.S. Navy uses this information and other data to determine an estimated cost for each bidder. Under U.S. Government regulations, certain costs, including certain financing costs and marketing expenses, are not allowable contract costs and, therefore, are not recoverable. The U.S. Government also regulates the methods by which all allowable costs, including overhead, are allocated to government contracts.

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

Although we have competed with another large defense contractor to construct a large deck amphibious ship, which was awarded to us, we are currently the only builder of large deck amphibious assault and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs. We are also the sole builder of NSCs for the U.S. Coast Guard and strongly positioned to be awarded future contracts for these types of vessels. We are one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy, and we are party to a long-term teaming agreement with the other company for the production of such vessels. We are one of only two companies that builds the U.S. Navy's current fleet of Arleigh Burke class (DDG 51) destroyers and are strongly positioned to be awarded future contracts for these types of ships as well.

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

As of December 31, 2017, our probable future costs for environmental remediation were approximately $1 million, which were accrued in other current liabilities in the consolidated statement of financial position. Although information gained as projects progress may materially affect our accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations, or cash flows.

In October 2014, we ceased shipbuilding construction operations at our Avondale, Louisiana shipyard ("Avondale"). We may incur additional environmental costs in the future related to our wind down of shipbuilding at Avondale. Any additional costs are not reasonably estimable at this time due to insufficient information about the nature, timing, and extent of any potential environmental remediation we may be required to perform or the related costs that we may incur. Accordingly, such potential environmental costs associated with the wind down of Avondale are not included in our $1 million accrual for environmental remediation costs or otherwise reflected in our consolidated financial statements. We expect that a significant portion of any future environmental remediation costs we might incur at Avondale would be recoverable in accordance with government accounting practices under the FAR.

We believe we are in material compliance with environmental laws and regulations, and historical environmental compliance costs have not been material to our business. We could be affected by new environmental laws or regulations, including any enacted in response to concerns over climate change, other aspects of the environment, or natural resources. We have made investments we believe are necessary to comply with environmental laws, but we expect to continue to incur capital and operating costs in the future to comply with current and future environmental laws and regulations. At this time, we do not believe such costs will have a material effect on our financial position, results of operations, or cash flows.

With regard to occupational health and safety, the shipbuilding and ship repair industry involves work with hazardous materials and processes and remains one of the most hazardous industries. According to the Bureau of Labor Statistics, the shipbuilding and ship repair industry (NAICS 336611) ranks among the highest in several injury metrics. We have experienced one fatality in the past seven years. We strive to keep our Occupational Safety and Health Administration ("OSHA") compliance programs strong. In 1995, our Newport News shipyard became the first shipyard to be awarded the Star Award from OSHA's Voluntary Protection Program ("OSHA VPP"). To earn this award, we joined efforts with our unions and supported participation in the OSHA VPP, in which all parties assist each other to make our shipyard a safer place to work. Our CMSD facility has also been certified as an OSHA VPP Star Site.

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

Employees

We have approximately 38,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 5,400 engineers and designers and approximately 2,400 employees with advanced degrees. Our workforce contains many third-, fourth-, and fifth-generation employees, and approximately 1,450 employees have 40 or more years of continuous service. Employees in our shipbuilding divisions with more than 40 years of service achieve the honor of “Master Shipbuilder.”  As of December 31, 2017, we had 1,091 Master Shipbuilders at Newport News and 355 at Ingalls. We employ more than 6,000 veterans across the enterprise.

More than 1,500 apprentices are trained by our two shipbuilding units each year in more than 27 crafts and advanced programs. From nuclear pipe welders to senior executives, we employ approximately 4,500 apprentice alumni, 3,000 at Newport News and 1,500 at Ingalls.

Approximately 50% of our employees are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, one of which covers approximately 50% of Newport News employees and was renewed in July 2017. The remaining collective bargaining agreements at Newport News expire in August 2018, December 2018, and November 2020. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement. We believe our relationship with our employees is satisfactory.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website after we file them with the Securities and Exchange Commission ("SEC"). You can learn more about us by reviewing our SEC filings on the investor relations page on our website at www.huntingtoningalls.com.

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

Forward-Looking Statements

Statements in this Annual Report on Form 10-K and in our other filings with the SEC, as well as other statements we may make from time to time, other than statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in these statements. Factors that may cause such differences include:

•	Changes in government and customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);

•	Our ability to estimate our future contract costs and perform our contracts effectively;

•	Changes in procurement processes and government regulations and our ability to comply with such requirements;

•	Our ability to deliver our products and services at an affordable life cycle cost and compete within our markets;

•	Natural and environmental disasters and political instability;

•	Our ability to execute our strategic plan, including with respect to share repurchases, dividends, capital expenditures, and strategic acquisitions;

•	Adverse economic conditions in the United States and globally;

•	Changes in key estimates and assumptions regarding our pension and retiree health care costs;

•	Security threats, including cyber security threats, and related disruptions; and

•	Other risk factors discussed herein and in our other filings with the SEC.

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

Our business consists primarily of the design, construction, repair, and maintenance of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants and expeditionary warfare and amphibious assault ships, for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. Substantially all of our revenues in 2017 were derived from products and services sold to the U.S. Government, and we expect this to continue in the foreseeable future. In addition, most of our backlog as of December 31, 2017, was U.S. Government related. Our U.S. Government contracts are subject to various risks, including our customers' political and budgetary constraints and processes, changes in customers' short-range and long-range strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty in forecasting costs and schedules for bids on developmental and sophisticated technical work, and contractor suspension or debarment in the event of certain violations of legal or regulatory requirements. Any of these factors could affect our business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations, or cash flows.

Significant delays or reductions in appropriations for our programs, changes in customer priorities, and potential contract terminations could have a material adverse effect on our financial position, results of operations, or cash flows.

We are directly dependent upon congressional funding of U.S. Navy and U.S. Coast Guard programs. The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may be performed over several fiscal years. Consequently, programs are often partially funded initially and receive additional funding only as Congress makes additional appropriations. If we incur costs in excess of existing funding on a contract, we may be at risk for recovery of those costs unless and until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased, or reduced as part of the annual budget process or through continuing resolutions or individual supplemental appropriations.

The impact of Congressional actions to reduce the federal debt and resulting pressures on federal spending could adversely affect the total funding of individual contracts or funding for individual programs and delay purchasing or payment decisions by our customers. In August 2011, the Budget Control Act (the "BCA") established limits on U.S. Government discretionary spending, including a reduction of defense spending by approximately $487 billion from fiscal years 2012 through 2021, representing approximately 8% of planned defense spending. The BCA also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded, representing approximately 9% of planned defense spending, and $500 billion for non-defense discretionary spending, including the U.S. Coast Guard.

The Bipartisan Budget Act of 2018 (the “BBA 2018”) provided sequestration relief for fiscal years 2018 and 2019.  Sequestration remains in effect, however, for fiscal years 2020 and 2021. Long-term uncertainty is continuing with respect to overall levels of defense spending across the future years defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure. For additional information relating to the U.S. defense budget, see the Business Environment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Demand for our products and services can also be affected by potential changes in customer priorities due to changes in military strategy and planning. In response to the need for cheaper alternatives and the proliferation of "smart weapons," future strategy reassessments by the DoD may result in decreased demand for our shipbuilding programs, including our aircraft carrier programs. For the year ended December 31, 2017, our aircraft carrier programs accounted for approximately 31% of our consolidated revenue. We cannot predict the impact of changes to customer priorities on existing, follow-on, replacement, or future programs. A shift of priorities to programs in which we do not participate and related reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations, or cash flows.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based on performance. In the event of termination of a contract for the U.S. Government's convenience, a contractor is normally able to recover costs already incurred on the contract and receive profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination could have a material adverse effect on our financial condition, results of operations, or cash flows.

Cost growth on flexibly priced contracts that cannot be justified as increases in contract value due from customers exposes us to reduced profitability and to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Cost growth can occur if expenses to complete a contract increase due to technical challenges, manufacturing difficulties, delays, workforce-related issues, or inaccurate estimates used to calculate contract costs initially. Reasons may include unavailability or reduced productivity of labor, the nature and complexity of the work performed, the timeliness and availability of materials, major subcontractor performance or product quality issues, performance delays, availability and timing of funding from the customer, and natural disasters. The process of estimating contract costs requires significant judgment and expertise. A significant increase in contract costs from our original cost estimates on one or more contracts could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Of Ingalls' revenues in 2017, approximately 89% were generated from FPI contracts, approximately 5% were generated from CPAF contracts, approximately 3% were generated from CPFF contracts, and approximately 3% were generated from FFP contracts. Of Newport News' 2017 revenues, approximately 50% were generated from CPFF contracts, approximately 41% were generated from FPI contracts, and approximately 9% were generated from CPIF contracts. Of Technical Solutions' revenues in 2017, approximately 33% were generated from time and material contracts, approximately 28% were generated from CPFF contracts, approximately 29% were generated from FFP contracts, approximately 7% were generated from CPAF contracts, approximately 1% were generated from FPI contracts, and approximately 2% were generated from CPIF contracts. To the extent our mix of contract types changes in the future, our ability to recover our costs and realize profits on our contracts could be negatively affected.

Our earnings and profitability depend upon our ability to perform our contracts.

When agreeing to contract terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. Our assumptions and projections are based, among other matters, upon our assessments of the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. We may experience significant variances from our assumptions and projections, delays in our contract performance, and variances in the timing of our product deliveries. If our actual experience differs significantly from our assumptions or projections or we incur unanticipated contract costs, the profitability of the related contracts may be adversely affected.

Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.

We rely on third parties to provide raw materials, major components and sub-systems, hardware elements, and sub-assemblies for our products and to perform certain services we provide to our customers, and to do so in compliance with applicable laws and regulations. Disruptions and performance problems caused by our suppliers and subcontractors, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations on a timely basis could be adversely affected if one or more of our suppliers or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely, compliant and cost-effective manner or otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to perform could also result in the need for us to transition to alternate parties, which could result in significant incremental cost and delay, or the need for us to provide other supplemental means to support our existing suppliers and subcontractors.

Our costs to manufacture our products can increase over the terms of our contracts, including as a result of increases in material costs. We may be protected from increases in material costs through cost escalation provisions in some of our contracts, to the extent that such increases are consistent with industry indices. Even with these provisions, however, the difference in basis between our actual material costs and these indices may expose us to cost uncertainty. In addition, significant delays in deliveries of key raw materials, which may occur as a result of availability or price, could have a material adverse effect on our financial position, results of operations, or cash flows.

In some cases, only one supplier may exist for certain components and parts required to manufacture our products. The inability of a sole source supplier to provide a necessary component or part in a timely, compliant, or cost-effective manner could increase our contract cost and affect our ability to perform our contract.

Our procurement practices are intended to provide quality materials and services to support our programs and to reduce the likelihood of our procurement of unauthorized, non-compliant, or deficient materials and services. We rely on our subcontractors and suppliers to comply with applicable laws, regulations, and the expectations set forth in the HII Supplier Code of Conduct regarding the materials and services we procure from them. In some circumstances, we rely on representations and certifications from our subcontractors and suppliers regarding their compliance. We also work with subcontractors and suppliers to conduct technical assessments, inspections, and audits, as necessary. Notwithstanding the actions we take to mitigate the risk of receiving materials and services that fail to meet specifications or requirements, subcontractors and suppliers have in the past provided us with unauthorized, non-compliant, or deficient materials and services.

Our inability to procure, or a significant delay in acquiring, necessary raw materials, components, or parts, the failure of our subcontractors or suppliers to comply with applicable laws and regulations, inaccurate certifications from our subcontractors and suppliers regarding their compliance, or noncompliant materials, components, or parts we acquire from our subcontractors and suppliers could have a material adverse effect on our financial position, results of operations, or cash flows.

Changes to Department of Defense business practices could have a material effect on DoD's procurement process and adversely impact our current programs and potential new awards.

The defense industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from an increased focus by DoD on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of available defense funds to key areas for future defense spending. The DoD continues to adjust its procurement practices, requirements criteria, and source selection methodology in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. We expect DoD's focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the DoD's initiatives and the reduced level of spending by the DoD. Depending on how these initiatives are implemented, they could have an impact on our current programs, as well as new business opportunities with the DoD. In addition to DOD's business practice initiatives, the DCMA and DCAA have implemented cost recovery/cost savings initiatives to prioritize efforts to recover costs. As a result of certain of these initiatives, we have experienced and may continue to experience a higher number of audits and/or lengthened periods of time required to close open audits. In addition, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced, and other thresholds are being challenged, debated, and, in certain cases, modified. Significant changes to the thresholds for allowable costs could adversely affect our financial position, results of operations, or cash flows.

Our future success depends, in part, on our ability to deliver our products and services at an affordable life cycle cost, requiring us to develop and maintain technologies, facilities, equipment, and a qualified workforce to meet the needs of current and future customers.

Shipbuilding is a long cycle business, and our success depends on quality, cost, and schedule performance on our contracts. Our success depends upon our ability to develop and maintain the workforce, technologies, facilities, equipment, and financial capacity needed to deliver our products and services at an affordable life cycle cost. If we fail to maintain our competitive position in these areas, we could lose future contracts to our competitors, which could have a material adverse effect on our financial position, results of operations, or cash flows.

Our operating results are heavily dependent upon our ability to attract and retain at competitive costs a sufficient number of engineers and workers with the necessary skills and security clearances. At the same time, stable future revenues and costs are important for us to maintain a qualified workforce. Development and maintenance of the necessary nuclear expertise and the challenges of hiring and training a qualified workforce can be a limitation on our business. If qualified personnel become scarce, we could experience higher labor, recruiting, or training costs to attract and retain qualified employees, or, if we fail to attract and retain qualified personnel, we could incur difficulties performing our contracts and attracting new contract awards.

Competition within our markets or an increase in bid protests may reduce our revenues and market share.

U.S. defense spending levels are uncertain and difficult to predict. The reduction in shipbuilding activity by the U.S. Navy, evidenced by the reduction in fleet size from 566 ships in 1989 to 280 ships as of December 31, 2017, has resulted in workforce reductions in the industry but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Six major private United States shipyards, three of which we own, plus many other smaller private shipyards compete for contracts to construct, overhaul, repair, and convert naval vessels. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, compete for funding with each other, as well as with other defense products and services. We expect competition for future shipbuilding programs to be intense.

We compete with another large defense contractor for construction contracts to build surface combatants, submarines, and large deck amphibious ships. We may in the future compete with the same and other defense contractors to build other ships for which we are currently the sole source, including expeditionary warfare and other amphibious assault ships. Moreover, reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. If we are unable to continue to compete successfully against our current or future competitors, we may experience lower revenues and market share, which could negatively impact our financial condition, results of operations, or cash flows.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, two existing U.S. Government-owned shipyards may be able to refuel nuclear-powered aircraft carriers if substantial investments in facilities, personnel, and training were made. U.S. Government-owned shipyards currently engage in the refueling, overhaul, and inactivation of Los Angeles class (SSN 688) submarines and are capable of repairing and overhauling non-nuclear ships. If a U.S. Government-owned shipyard became capable and engaged in the refueling of nuclear-powered aircraft carriers, our financial position, results of operations, or cash flows could be adversely affected.

We also compete in the shipbuilding engineering, planning, and design market with other companies that provide engineering support services. Such competition increases the risk we may not be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design, and surface combatant and amphibious assault ship program contracts.

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

As a U.S. Government contractor, we must comply with significant regulatory requirements, including those relating to procurement, cyber security, and nuclear operations. Government contracting requirements increase our contract performance and compliance costs and risks and change on a routine basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in increased performance and compliance efforts and costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to recovery of compensation costs, cyber security, counterfeit parts, specialty metals, and conflict minerals), can increase our performance and compliance costs and risks and reduce our profitability.

We are routinely audited and reviewed by the U.S. Government and its various agencies, including the U.S. Navy's Supervisor of Shipbuilding, the DCAA, and the DCMA. These agencies review our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of our business systems and processes relative to U.S. Government requirements. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Allegations of impropriety can also cause us significant reputational harm.

Whether or not illegal activities are alleged, the U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in business systems subject to its review. In the past the U.S. Government has, in certain instances, withheld contract payments upon its assessment that deficiencies existed with one or more of our business systems. When appropriate, we must modify our affected business systems to address the U.S. Government's determinations.

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

We must comply with a variety of federal laws and regulations, including the FAR, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and Cost Accounting Standards. If a determination is made that we engaged in illegal activities or did not act responsibly, as defined by the law, we may be subject to reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment, any of which could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions regarding schedule and technical issues. The size and nature of many of our contracts make the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate, and contract for construction of ships that are not completely designed, which subjects our risk assessments, revenue and cost estimates, and assumptions regarding schedule and technical issues to the variability of the final ship design and evolving scope of work. Our judgment, estimation, and assumption processes are significant to our contract accounting, and materially different amounts can be generated if different assumptions are used or if actual events differ from our assumptions. Future changes in underlying assumptions, circumstances, or estimates may have a material adverse effect on our future financial position, results of operations, or cash flows. See Critical Accounting Policies, Estimates, and Judgments in Item 7.

Our business is subject to disruption caused by natural disasters, environmental disasters, and other events that could have a material adverse effect on our financial position, results of operations, or cash flows.

We have significant operations located in regions of the United States that have been and may in the future be exposed to damaging storms, such as hurricanes and floods, and environmental disasters, such as oil spills. Natural disasters can disrupt our workforce, electrical and other power distribution networks, computer and internet operations and accessibility, and the critical industrial infrastructure needed for normal business operations, which could adversely affect our contract performance and financial results. Environmental disasters, particularly oil spills in waterways and bodies of water used for the transport and testing of our ships, can disrupt the timing of performance under our contracts with the U.S. Navy and the U.S. Coast Guard.

Damage and disruption resulting from natural and environmental disasters may be significant. Should insurance or other risk transfer mechanisms be unavailable or insufficient to recover material costs associated with natural or environmental disasters or other events, we could experience a material adverse effect on our financial position, results of operations, or cash flows. See Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

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

We seek to negotiate and enter into insurance agreements to cover our significant risks and potential liabilities, including, among others, property loss from natural disasters, product liability, and business interruption resulting from an insured property loss. In some circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover the full amount of actual losses or liabilities incurred, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business makes it difficult to quantify the disruptive impact of such events. Limitations on the availability of insurance coverage may result in us bearing substantial costs for uninsured losses, which could have a material adverse effect on our financial position, results of operations, or cash flows. Even in cases where we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows, and, in the event of litigation with an insurance carrier, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations, or cash flows.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 50% of our employees are covered by a total of nine collective bargaining agreements and two DoE site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, one of which covers approximately 50% of Newport News employees and was renewed in July 2017. The remaining collective bargaining agreements at Newport News expire in August 2018, December 2018, and November 2020. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022.  Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement.

Collective bargaining agreements generally expire after three to five years, and we negotiate successor agreements as each of our collective bargaining agreements expires. While we believe we maintain good relationships with our represented workers, it is possible we may experience difficulties renegotiating expiring collective bargaining agreements. We have, in the past, experienced work stoppages, strikes, and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, we could incur additional expenses or work delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

Changes in key estimates and assumptions, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could significantly affect our earnings, financial condition, and contributions to our defined benefit pension and other postretirement benefit plans in future periods.

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

In addition to fines, penalties, and criminal sanctions, environmental laws and regulations may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or to decrease the likelihood of accidental hazardous material releases. We expect to continue to incur costs to comply with federal and state environmental laws and regulations related to the cleanup of pollutants released into the environment. In addition, if we are found to be in violation of the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the "Excluded Parties List" maintained by the General Services Administration, which would continue until the EPA concluded that the cause of the violation was cured. Facilities on the "Excluded Parties List" are prohibited from working on any U.S. Government contract.

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

Market volatility and adverse capital market conditions may affect our ability to access cost-effective sources of funding and may expose us to risks associated with the financial viability of suppliers and subcontractors.

The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers. We may access these markets from time to time to support certain business activities, including funding acquisitions and capital expansion projects and refinancing existing indebtedness. We also access these markets to obtain credit support for our workers' compensation self-insurance program and arrange for letters of credit. A number of factors could cause us to incur higher borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges.

Tightening capital markets could also adversely affect our suppliers' and subcontractors' ability to obtain financing. Delays in suppliers' or subcontractors' ability to obtain financing, or the unavailability of financing, could negatively affect their ability to perform their contracts with us and cause our inability to perform our contracts. The inability of our suppliers and subcontractors to obtain financing could also result in the need for us to transition to alternate suppliers and subcontractors, which could result in significant incremental costs and delays.

Our reputation and our ability to do business may be impacted by the improper conduct of employees, agents, or business partners.

Our compliance program includes detailed compliance plans and related compliance controls, policies, procedures, and training designed to prevent and detect misconduct by employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition, and data privacy. Our business has been impacted in the past by the improper misconduct of employees and business partners, and we may not prevent all such misconduct in the future by our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors. Moreover, the risk of improper conduct may be expected to increase as we expand into commercial markets and foreign jurisdictions. Any improper actions by our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, could subject us to administrative, civil, or criminal investigations and monetary and non-monetary penalties, including suspension or debarment, which could have a material adverse effect on our financial position, results of operations, or cash flows. Any such improper actions could also cause us significant reputational damage.

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

In addition, our suppliers, subcontractors, and other business partners face cyber security and other security threats. Although we work cooperatively with our customers, suppliers, subcontractors, and other business partners to seek to minimize the impact of cyber threats, other security threats, and business disruptions, we must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards, and their relationships with U.S. Government contractors may increase the likelihood that they are targeted by the same cyber security threats we face.

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

As of December 31, 2017, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 19% and 8%, respectively, of our total assets. We evaluate goodwill values for impairment annually on November 30, or when evidence of potential impairment exists. We also evaluate the values of purchased intangible assets when evidence of potential impairment exists. The impairment tests are based on several factors requiring judgment. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangible assets.

In 2015, we recorded goodwill impairment charges of $75 million at our Technical Solutions segment within the oil and gas reporting unit. The oil and gas reporting unit is sensitive to developments in the oil and gas industry. The goodwill impairment charges were primarily driven by continuing declines in oil prices and the resulting decreases in industry market multiples. In 2015, we also recorded an intangible asset impairment charge of $27 million at our Technical Solutions segment as a result of declining market conditions and updated expectations.

Adverse equity market conditions that result in a decline in market multiples and the trading price of our common stock, or other events, such as reductions in future contract awards or significant adverse changes in our operating margins or the operating results of acquired businesses that vary significantly from projected results on which purchase prices are based, could result in an impairment of goodwill or other intangible assets. Any such impairments that result in us recording additional goodwill or intangible asset impairment charges could have a material adverse effect on our financial position or results of operations.

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

Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain transactions or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporations, including a reduction of the statutory federal corporate income tax rate from 35% to 21% and changes or limitations to certain deductions. While our accounting for elements of the Tax Act is incomplete, we were able to make reasonable estimates of the effects of certain provisions of the Tax Act and recorded corresponding provisional adjustments. There remain certain elements for which we cannot yet make reasonable estimates, however, and we cannot determine at this time the full effects in future years of the Tax Act on our financial position, results of operations, or cash flows. See Note 13: Income Taxes in Item 8.

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

As part of our business strategy, we review, evaluate, and consider potential acquisitions and investments. In evaluating such transactions, we make difficult judgments regarding the value of business opportunities, technologies, and other assets, the risks and costs of potential liabilities, and the future prospects of business opportunities. In addition, acquisitions and investments involve other risks and uncertainties, including the difficulty of integrating acquired businesses, challenges achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of management attention and resources from our existing operations and other initiatives, the potential impairment of acquired assets, and the potential loss of key employees of acquired businesses. Our financial results, business, and future prospects could be adversely affected by unanticipated performance issues at acquired businesses, transaction-related charges, unexpected liabilities, amortization of expenses related to purchased intangible assets, and charges for impairments of goodwill and purchased intangible assets.

We are subject to claims and litigation that could ultimately be resolved against us, requiring future material cash payments and/or future material charges against our operating income, materially impairing our financial position or cash flows.

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

We own patents, trademarks, copyrights, and other forms of intellectual property related to our business, and we license intellectual property rights to and from third parties. The U.S. Government generally receives non-exclusive licenses to certain intellectual property we develop in the performance of U.S. Government contracts, and the U.S. Government may use or authorize others to use such intellectual property. The U.S. Government has begun asserting or seeking to obtain more extensive rights in intellectual property associated with its contracts. The U.S. Government's efforts could reduce our ability to control the use of certain of our intellectual property rights in a government contracting environment. Our intellectual property is also subject to challenge, invalidation, misappropriation, or circumvention by third parties.

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

There can be no assurance we will continue to increase our dividends or to repurchase shares of our common stock at current levels.

The payment of cash dividends and repurchases of our common stock are subject to limitations under applicable law and the discretion of our board of directors, considered in the context of then current conditions, including our earnings, other operating results and capital requirements. Declines in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit our ability under Delaware law to pay dividends and repurchase shares in the future. In addition, the timing and amount of share repurchases under board approved share repurchase programs is within the discretion of management and will depend upon many factors, including results of operations and capital requirements, as well as applicable law.

Our debt exposes us to certain risks.

As of December 31, 2017, we had $1,279 million of debt under our senior notes and $1,235 million of additional borrowing capacity under our Credit Agreement (the “Credit Facility”). Our Credit Facility also allows us to solicit lenders to provide incremental financing in an aggregate amount not to exceed $1,000 million, and the indentures governing our senior notes do not limit our incurrence of debt. The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

•	Increasing our vulnerability to adverse economic or industry conditions;

•
Requiring us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic initiatives, and general corporate purposes;

•	Increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	Exposing us to the risk of higher interest rates on borrowings under our Credit Facility, which are subject to variable rates of interest;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	Limiting our ability to borrow additional funds.

To the extent new debt is added to our current debt levels, the related risks that we face could be increased.

Anti-takeover provisions in our organizational documents and Delaware law, as well as regulatory requirements, could delay or prevent a change in control.

Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws may delay or prevent a merger or acquisition that stockholders may consider favorable. For example, our Restated Certificate of Incorporation and Restated Bylaws currently require advance notice for stockholder proposals and director nominations, and authorize our board of directors to issue one or more series of preferred stock. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Delaware law also imposes restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

Our nuclear shipbuilding operations are considered vitally important to the U.S. Navy. Consequently, the U.S. Navy requires us to include in our contracts with the Navy provisions regarding notice and approval rights for the Navy in the event of a change of control of our nuclear shipbuilding operations and regarding the Navy's obligations to indemnify us for losses relating to our nuclear operations for the Navy.  Such provisions require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and obtain the Navy's consent for transferring certain related licenses in order to facilitate the Navy's ability to ensure that a potential buyer would continue to conduct our operations in a satisfactory manner. We have included such provisions in solicitations for future U.S. Navy nuclear work, and we expect them to be included in future contracts with the Navy for nuclear work.

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

Our Pascagoula shipyard is a primary builder of major surface warships for the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to develop and build six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 49 years of the lease and beyond.

In October 2014, we ceased shipbuilding construction operations at the Avondale facility. Our Avondale shipyard is located on approximately 268 acres on the banks of the Mississippi River, approximately 12 miles upriver from downtown New Orleans. Approximately 20% of the Avondale shipyard is leased from several third parties. The leases have varying expiration dates and typically contain renewal rights. Effective July 31, 2017, we entered into a Purchase and Sale Agreement with a potential buyer of the Avondale facility. After conducting due diligence on the property, the potential buyer has the right to determine whether or not to proceed to closing.

Newport News - The primary properties comprising our Newport News operating segment are located in Newport News, Virginia.

Our Newport News facilities are located on approximately 550 acres we own near the mouth of the James River, which adjoins the Chesapeake Bay, the premier deep-water harbor on the east coast of the United States. Our Newport News shipyard is one of the largest in the United States. It is the sole designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two shipyards capable of designing and building nuclear-powered submarines for the U.S. Navy. The shipyard also provides services for naval and commercial vessels.

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

We believe our physical facilities and equipment are generally well maintained, in good operating condition, and satisfactory for our current needs. While our physical facilities and equipment are adequate for our current needs, we have initiated capital expenditure programs at our Ingalls and Newport News segments that will make us more competitive and enable us to meet future obligations under our shipbuilding programs.

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

In January 2013, we disclosed to the DoD, including the U.S. Navy, and the U.S. Department of Homeland Security, including the U.S. Coast Guard, pursuant to the FAR, that we had initiated an internal investigation regarding whether certain employees at Ingalls mischarged time or misstated progress on Navy and Coast Guard contracts. We conducted an internal investigation, led by external counsel, and took remedial actions, including the termination of employees in instances where we believed grounds for termination existed. We provided information regarding our investigation to the relevant government agencies, and agreed with the U.S. Navy and U.S. Coast Guard that they would initially withhold $24 million in payments on existing contracts pending receipt of additional information from our internal investigation. The U.S. Navy subsequently reduced its portion of the withhold from $18.2 million to $4.7 million, and the U.S. Coast Guard reduced its withhold from $5.8 million to $3.6 million. In September 2017, the U.S. Navy and the U.S. Coast Guard paid us the respective remaining amounts they were withholding.

In June 2015, the U.S. Department of Justice ("DoJ") informed us that it was investigating the matters we disclosed to the DoD in January 2013. In August 2017, we settled the matters with the DoJ. The settlement did not have a material effect on our consolidated financial position, results of operations, or cash flows.

Litigation - In 2015, we received a Civil Investigative Demand from the DoJ relating to an investigation of certain allegedly non-conforming parts we purchased from one of our suppliers for use in connection with U.S. Government contracts. We have cooperated with the DoJ in connection with its investigation. In 2016, we were made aware that we are a defendant in a False Claims Act lawsuit filed under seal in the U.S. District Court for the Middle District of Florida related to our purchase of the allegedly non-conforming parts from the supplier. Depending upon the outcome of this matter, we could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. The matter remains sealed and given the current posture of the matter, we are unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

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

We are party to various other claims and legal proceedings that arise in the ordinary course of business. Although we believe that the resolution of these other claims and legal proceedings will not have a material effect on our consolidated financial position, results of operations, or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 9, 2018, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	58	President and Chief Executive Officer
Jennifer R. Boykin	53	Executive Vice President and President, Newport News Shipbuilding
Brian J. Cuccias	61	Executive Vice President and President, Ingalls Shipbuilding
Jerri F. Dickseski	55	Executive Vice President, Communications
William R. Ermatinger	54	Executive Vice President and Chief Human Resources Officer
Edgar A. Green III	52	Executive Vice President and President, Technical Solutions
Christopher D. Kastner	54	Executive Vice President, Business Management and Chief Financial Officer
Nicolas G. Schuck	44	Corporate Vice President, Controller and Chief Accounting Officer
Michael S. Smith	44	Executive Vice President, Strategy and Development
Mitchell B. Waldman	57	Executive Vice President, Government and Customer Relations
Kellye L. Walker	51	Executive Vice President and General Counsel
D. R. Wyatt	59	Corporate Vice President and Treasurer

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

Jennifer R. Boykin, Executive Vice President and President, Newport News Shipbuilding - Ms. Boykin was elected Executive Vice President and President, Newport News Shipbuilding effective July 2017. From 2012 until she assumed her current position, Ms. Boykin was Vice President, Engineering and Design for Newport News Shipbuilding. Since joining Newport News Shipbuilding in the Nuclear Division in 1987, Ms. Boykin has had a variety of responsibilities, including serving as Vice President of Quality and Process Excellence, Director of Facilities and Waterfront Support, and program manager for the Nuclear Engineering Division. Ms. Boykin also served as a construction superintendent for the aircraft carrier program during construction of USS John C. Stennis and USS Harry S. Truman. Ms. Boykin holds a B.S. in Marine Engineering from the U.S. Merchant Marine Academy and a Master's Degree in Engineering Management from The George Washington University.

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

D. R. Wyatt, Corporate Vice President and Treasurer - Mr. Wyatt has been Corporate Vice President and Treasurer since March 2011. Prior to that, he was Director of Business Management at NGSB where he was responsible for aircraft carriers, carrier fleet support, and energy business. Prior to his appointment as Director of Business Management, Mr. Wyatt served as Treasurer of Newport News Shipbuilding Inc., Assistant Treasurer and Manager of Finance, and has held various positions in the financial area, including cost estimating, cost control, accounting, financial analysis, and government accounting. He has extensive Treasury experience, including responsibility for corporate finance, cash management, risk management and all financings, capital structure, capital market interface, rating agency relationships, cash and financial forecasting, working capital management, short term investments, strategic transactions, pension asset management, and insurance and loss control. Mr. Wyatt holds a B.S. in Economics from Hampden-Sydney College and an M.B.A. from Old Dominion University.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	2017		2016
	High	Low	High	Low
January through March	$219.47	$189.05	$138.52	$121.41
April through June	$205.62	$185.22	$168.03	$137.35
July through September	$226.44	$191.38	$174.09	$149.11
October through December	$251.96	$229.93	$187.96	$146.75

Stockholders

The approximate number of common stockholders was 17,120 as of February 9, 2018.

Dividends

Quarterly cash dividends per common share for the most recent two years were as follows:

	2017	2016
January through March	$0.60	$0.50
April through June	$0.60	$0.50
July through September	$0.60	$0.50
October through December	$0.72	$0.60

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on May 2, 2018, in Newport News, Virginia.

Stock Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in our common stock on January 1, 2013, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Select Index.

(1)	The cumulative total return assumes reinvestment of dividends.

(2)	The total return is weighted according to market capitalization of each company at the beginning of each year.

(3)
The S&P Aerospace & Defense Select Index is comprised of Arconic, Inc., The Boeing Company, General Dynamics Corporation, Huntington Ingalls Industries, Inc., L-3 Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, Rockwell Collins, Inc., Textron, Inc., TransDigm Group Incorporated, and United Technologies Corporation, among other companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2017, our board of directors authorized an increase in our stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program from October 31, 2019, to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information by month relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2017 through October 31, 2017	26,833	$234.05	26,833	$1,263.0
November 1, 2017 through November 30, 2017	28,271	235.30	28,271	1,256.3
December 1, 2017 through December 31, 2017	118,599	236.86	118,599	1,228.3
Total	173,703	$236.17	173,703	$1,228.3

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 19: Stock Compensation Plans in Item 8 and Equity Compensation Plan Information in Item 12.

Unregistered Sales of Equity Securities and Use of Proceeds

The Huntington Ingalls Industries Savings Plan, Huntington Ingalls Industries Financial Security and Savings Program, and Huntington Ingalls Industries, Inc. Newport News Operations Savings (401(k)) Plan for Union Eligible Employees (collectively, the “Plans”) include shares of our common stock as an investment choice for participants. The trustees of the Plans manage HII stock funds, which purchase shares of our common stock on the open market, and interests in the stock funds are allocated to participant Plan accounts at the election of participants. In 2017, we became aware that participants in the Plans purchased more shares of our common stock than were registered under the Securities Act of 1933, as amended. We did not receive any consideration in connection with such purchases, which were funded with participant and employer contributions to the Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data. The table should be read in conjunction with Item 7 and Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31
($ in millions, except per share amounts)	2017	2016	2015	2014	2013
Sales and service revenues	$7,441	$7,068	$7,020	$6,957	$6,820
Goodwill impairment	—	—	75	47	—
Operating income (loss)	865	858	769	655	512
Net earnings (loss)	479	573	404	338	261
Total assets	6,374	6,352	6,024	6,239	6,190
Long-term debt (1)	1,279	1,278	1,273	1,562	1,665
Total long-term obligations	3,225	3,356	3,260	3,562	3,277
Net cash provided by (used in) operating activities	814	822	861	755	260
Free cash flow (2)	453	537	673	590	121
Dividends declared per share	$2.52	$2.10	$1.70	$1.00	$0.50
Basic earnings (loss) per share	$10.48	$12.24	$8.43	$6.93	$5.25
Diluted earnings (loss) per share	$10.46	$12.14	$8.36	$6.86	$5.18

(1) Long-term debt does not include the current portion of long-term debt, which is included in current liabilities.
(2) Free cash flow is a non-GAAP financial measure and represents cash from operating activities less capital expenditures net of related grant proceeds. See Liquidity and Capital Resources in Item 7 for more information on this measure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment. Headquartered in Newport News, Virginia, HII employs approximately 38,000 people operating both domestically and internationally.

We conduct most of our business with the U.S. Government, primarily the DoD. As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Technical Solutions segment provides a wide range of professional services, including fleet support, integrated missions solutions, nuclear and environmental, and oil and gas services.

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

The BBA 2018 provided sequestration relief for fiscal years 2018 and 2019 and raised the budget topline for defense and non-defense discretionary spending. However, sequestration remains in effect for fiscal years 2020 and 2021. Long-term uncertainty remains with respect to overall levels of defense spending across the future years defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

We cannot predict the impact that sequestration cuts or reprioritization of readiness and modernization investment may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers, subcontractors, and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures that result from sequestration and other budget priorities will have serious implications for defense discretionary spending, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. Congress and the new Administration continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

Defense Industry Overview

The United States faces a complex, uncertain, and rapidly changing national security environment. The 2018 National Defense Strategy acknowledges an increasingly complex global security environment, characterized by overt challenges to the free and open international order and the re-emergence of long-term, strategic competition between nations. America also faces an ever more lethal and disruptive battlefield, combined across domains, and conducted at increasing speed and reach. The security environment is also affected by rapid technological advancements and the changing character of war. The drive to develop new technologies is relentless, expanding to more actors with lower barriers of entry, and moving at accelerating speed. New technologies include advanced computing, “big data” analytics, artificial intelligence, autonomy, robotics, directed energy, hypersonics, and biotechnology.

States are the principal actors on the global stage, but non-state actors also threaten the security environment with increasingly sophisticated capabilities. Terrorists, trans-national criminal organizations, cyber hackers, and other malicious non-state actors have increased capabilities of mass disruption. Terrorism remains a persistent condition driven by ideology and unstable political and economic structures.

We expect that the DoD execution of its strategy will require an affordable balance between investments in restoring the readiness of the current force with investments in new capabilities, technologies, and capacity to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its capabilities, while still facing additional budget cuts from sequestration. While the BBA 2018 provided relief for fiscal years 2018 and 2019, it is unclear how sequestration could impact programs for 2020 and beyond. BCA spending caps, coupled with other budget priorities, could have a significant impact on future spending plans for defense and non-defense discretionary programs. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations, or cash flows, including revenues, goodwill, and long-lived assets.

In December 2016, the U.S. Navy released the findings of a year-long Force Structure Assessment, developed to determine the right balance of existing forces, the ships currently under construction, and the future procurement plans needed to address the ever-evolving and increasingly complex threats that the Navy is required to counter. Notably, the Force Structure Assessment did not present a desired force size the U.S. Navy would pursue if resources were not constrained; it reflected a force level that balances warfighting risk to equipment and personnel against available resources and recommends a force size that can reasonably achieve success. Accordingly, the Force Structure Assessment reflects an objective force of 355 ships, comprised of 12 aircraft carriers, 104 large surface combatants, 52 small surface combatants, 38 amphibious warfare ships, 66 attack submarines, 12 ballistic missile submarines, 32 combat logistics ships, 10 expeditionary/high speed transports, 6 expeditionary support bases, and 23 command and support ships. Additionally, the 2018 National Defense Authorization Act included the SHIPS Act, which made it the policy of our nation to achieve a fleet size of 355 ships. It remains unclear, however, whether the 2016 Force Structure Assessment or the requirements of the SHIPS Act will have any bearing on budget outcomes for fiscal year 2019 and beyond.

The shipbuilding defense industry, as characterized by its competitors, customers, suppliers, potential entrants, and substitutes, is unique in many ways. It is heavily capital and skilled labor intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by a supplier base that has trended toward exclusive providers. Smaller shipyards, however, have entered the market to build the U.S. Navy's littoral combat ship. The U.S. Navy must compete with other national priorities, including other defense activities, non-defense discretionary spending, and entitlement programs, for a share of federal budget funding.

The Administration has focused on regulatory reform in order to manage the costs associated with the governmental imposition of private expenditures required to comply with federal regulations. Additionally, an Executive Order issued in February 2017 requires that for every new regulation issued, at least two prior regulations must be identified for elimination, and that the cost of planned regulations be prudently managed and controlled through a budgeting process. The DoD continues to adjust its procurement practices and streamline acquisition organizations and processes in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. While the impact to our business resulting from these initiatives remains uncertain, they could have a material impact on current programs, as well as new business opportunities with the DoD. See Risk Factors in Item 1A.

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

Our long-term contracts typically fall into one of two broad categories:

•
Flexibly-Priced Contracts - Includes both cost-type and fixed-price incentive contracts. Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation. Fixed-price incentive contracts also provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached. Approximately 92%, 94%, and 95% of our revenues for the years ended December 31, 2017, 2016, and 2015, respectively, were generated from flexibly-priced contracts, including certain fixed-price incentive contracts that have exceeded their cost-share limit.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor. Time and materials contracts, which specify a fixed hourly rate for each labor hour charged, are considered firm fixed-price contracts. Approximately 8%, 6%, and 5% of our revenues for the years ended December 31, 2017, 2016, and 2015, respectively, were generated from firm fixed-price arrangements.

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

For the years ended December 31, 2017, 2016, and 2015, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Year Ended December 31
($ in millions)	2017	2016	2015
Gross favorable adjustments	$309	$297	$304
Gross unfavorable adjustments	(105)	(73)	(65)
Net adjustments	$204	$224	$239

For the year ended December 31, 2017, favorable cumulative catch-up adjustments were primarily related to risk retirement on the Legend class NSC program, Tripoli (LHA 7), Portland (LPD 27), and the delivered USS John Finn (DDG 113), the resolution of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of the redelivered USS Abraham Lincoln (CVN 72), and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

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

Purchase Accounting, Goodwill, and Intangible Assets
Goodwill - Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill as of December 31, 2017 and 2016, was $1,217 million and $1,234 million, respectively. During the year ended December 31, 2017, we recorded a goodwill adjustment of $17 million in the Technical Solutions segment, primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustment, related to the acquisition of Camber.

Tests for Impairment - We perform impairment tests for goodwill as of November 30 of each year, or when evidence of potential impairment exists. When testing goodwill, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is determined to be less than the carrying value, we record a charge to operations.

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

November 30, 2017 Impairment Test - In connection with our annual goodwill impairment test, we tested goodwill for each of our four reporting units. As a result of our annual goodwill impairment test, we determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2017.

November 30, 2016 Impairment Test - In connection with our annual goodwill impairment test, we tested goodwill for each of our four reporting units. As a result of our annual goodwill impairment test, we determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2016.

In conjunction with the realignment of our operations on December 1, 2016, we allocated goodwill among new and realigned reporting units based on the relative fair values of the reporting units being realigned. As a result, during the fourth quarter of 2016, we performed a quantitative assessment of goodwill immediately after the realignment for each of the reporting units impacted by our realignment. Based on this quantitative assessment, no impairment charge was necessary as a result of the realignment.

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

Litigation, Commitments and Contingencies

Overview - We are subject to a range of legal proceedings before various courts and administrative agencies and are periodically subject to government examinations, inquiries, and investigations that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and the experience of management and our internal and external legal counsel. In accordance with our practices relating to accounting for contingencies, we record amounts as charges to earnings when we determine, after taking into consideration the facts and circumstances of each matter, including any settlement offers, that it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known.

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

Factors that could result in changes to the assessment of probability, range of estimated costs, and environmental liability accruals include: modification of planned remedial actions, increase or decrease in the estimated time required to remediate, discovery of more extensive contamination than anticipated, results of efforts to involve other legally responsible parties, financial insolvency of other responsible parties, changes in laws and regulations or contractual obligations affecting remediation requirements, and improvements in remediation technology. Although we cannot predict whether new information gained as remediation projects progress will materially affect the accrued liability, we do not believe that future remediation expenditures will have a material effect on our financial position, results of operations, or cash flows.

Asset Retirement Obligations - We record all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and contractual lease restoration obligations. Recorded amounts as of each of December 31, 2017 and 2016, were $19 million and consist primarily of obligations associated with the wind down of shipbuilding operations at our Avondale facility. See Note 2: Summary of Significant Accounting Policies in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2017, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of these facilities may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and these obligations have therefore not been included in our consolidated financial statements.

Litigation Accruals - Litigation accruals are recorded as charges to earnings when management has determined, after taking into consideration the facts and circumstances of each matter, including any settlement offers, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any exposure may vary from earlier estimates as further facts and circumstances become known. Based upon the information available, we believe that the resolution of any of these various legal proceedings will not have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Retirement Related Benefit Plans

We recognize, on a plan-by-plan basis, the funded status of our retirement related benefit plans as an asset or liability on our balance sheet, with corresponding adjustments to after-tax accumulated other comprehensive income and deferred tax assets or liabilities. The funded status represents the difference between the benefit obligation and the fair value of plan assets. See Note 18: Employee Pension and Other Postretirement Benefits in Item 8.

We calculate our retirement related benefit plan costs under both CAS and U.S. GAAP Financial Accounting Standards ("FAS"). The calculations under CAS and FAS require significant judgment. CAS prescribes the determination, allocation, and recovery of retirement related benefit plan costs on U.S. Government contracts through the pricing of products and services. FAS prescribes the methodology used to determine retirement related benefit plan expense or income, as well as the liability, for financial reporting purposes. The CAS requirements for these costs and their calculation methodologies differ from FAS. As a result, while both CAS and FAS use assumptions in their calculation methodologies, each method results in different calculated amounts of retirement related benefit plan costs.

Retirement related benefit plan costs are allocated to our U.S. Government contracts as allowable costs based upon CAS. We recover our CAS costs through the pricing of products and services on U.S. Government contracts so that the CAS cost is recognized in segment product sales and service revenues and in the costs of those product sales and service revenues. In order to present our consolidated financial statements in accordance with FAS, we record the difference between our FAS expense and CAS cost (“FAS/CAS Adjustment”) as operating income (loss) within general and administrative expenses. For the years ended December 31, 2017, 2016, and 2015, our CAS costs in excess of FAS expenses were $189 million, $145 million, and $104 million, respectively.

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

During 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") was enacted. MAP-21 included provisions for potential pension relief to plan sponsors in the form of higher interest rate assumptions that were used to determine minimum funding requirements. The relief derived from these provisions was to be phased out to lower levels over the next few years. The enactment of the Highway and Transportation Funding Act (“HATFA”) in 2014 and BBA 2015 successively provided for the continuation of pension relief and higher interest rate assumptions used to determine minimum funding requirements and extended the pension relief phase-out period. We consider the effects of pension relief legislation in the context of current year and future projected funded status levels in deciding the level of contributions to make to our plans each year.

Due to the differences in requirements and calculation methodologies between FAS and CAS, our FAS pension expense is not necessarily indicative of the funding requirements under PPA or the amounts we recover from the U.S. Government under CAS.

When PPA was enacted, it was anticipated that the amounts required to be funded would exceed government contractors' recovery of those costs under CAS. To remedy this cash flow misalignment, on December 27, 2011, the U.S. Cost Accounting Standards Board issued its final CAS Harmonization Rule ("Harmonization"). Harmonization

was intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. Harmonization became effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Under Harmonization, only contracts entered into before the effective date qualifed for an equitable adjustment. Price proposals for CAS covered contracts awarded on or after the effective date of February 27, 2012, reflected the effects of the rule. Harmonization affected pension costs on contracts over a phase-in period that ended in 2017. Our CAS pension cost recoveries are expected to remain unaffected by the pension relief provisions noted above because of the method permitted under Harmonization we use to determine the CAS interest rate, which is a current market rate.

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

Taking into consideration the factors noted above, our weighted average discount rate for pensions was 3.82% and 4.47% as of December 31, 2017 and 2016, respectively. Our weighted average discount rate for other postretirement benefits was 3.85% and 4.38% as of December 31, 2017 and 2016, respectively.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, and is based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. Historical plan asset performance alone has inherent limitations in predicting future returns. While studies are helpful in understanding past and current trends and performance, the assumption is based more on long-term prospective views to avoid short-term market influences. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year. We used a 7.25% expected long-term rate of return assumption to record 2017 pension expense, and we anticipate retaining that assumption throughout 2018.

Mortality - Mortality assumptions are used to determine the retirement related benefit obligations and expense, and represent the likelihood and duration of benefit payments to plan participants based on historical experience and projected longevity. We periodically update our mortality assumptions as circumstances warrant.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2017, the actual return on assets was approximately 17.0%, which was greater than the expected return assumption of 7.25%. For the year ended December 31, 2017, the weighted average discount rates for our pension and other postretirement benefit plans decreased by 65 and 53 basis points, respectively. These differences in asset returns, updated mortality assumptions, and discount rates resulted in actuarial gains of $473 million and $68 million and an actuarial loss of $625 million, respectively, as of December 31, 2017.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pensions:

($ in millions)	Increase (Decrease) in 2018 Expense	Increase (Decrease) in December 31, 2017 Obligations
25 basis point decrease in discount rate	$23	$261
25 basis point increase in discount rate	(22)	(246)
25 basis point decrease in expected return on assets	15
25 basis point increase in expected return on assets	(15)

Assuming a 7.25% expected return on asset assumption, a $50 million pension contribution is generally expected to favorably impact the current year expected return on assets by approximately $1 million, depending on the timing of the contribution.

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

Through 2013, CAS required the pension interest rate to be consistent with the expected long-term rate of return on assets assumption, which changed infrequently given its long-term nature. As a result, short-term changes in bond yields or other interest rates generally did not impact CAS costs. Under Harmonization the liability used to determine CAS cost is developed by comparing the liability under the previous CAS methodology and assumptions to a liability based on a discount rate derived from yields on high quality corporate bonds. Since Harmonization became fully phased in during 2017, the greater of the two liabilities is used for CAS cost calculations. Generally, liabilities based on a discount rate of high quality corporate bonds will be higher than liabilities calculated prior to Harmonization. Prior to the full phasing in of Harmonization the use of a blend of the pre and post Harmonization liabilities was required.

Other FAS and CAS Pension Considerations - A key driver of the difference between FAS expense and CAS cost (and consequently the FAS/CAS Adjustment) is the pattern of earnings and expense recognition for actuarial gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net actuarial gains and losses exceeding the 10% corridor are amortized over the estimated average remaining service life of the plan participants. Under CAS Harmonization, the amortization period changed from 15 to 10 years for actuarial gains and losses beginning in 2013. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS actual asset gains and losses are systematically smoothed over five years, subject to certain limitations. For FAS, we do not use this smoothing method, and instead use fair value in determining our FAS expense. Accordingly, FAS expense generally reflects recent asset gains and losses sooner than CAS.

Additionally, CAS cost is only recognized for plans that are not fully funded as defined under CAS. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS cost will change accordingly.

The FAS/CAS Adjustment in 2017 and 2016 was a net benefit of $189 million and $145 million, respectively. The favorable change from 2016 to 2017 was primarily driven by the continued phase-in of Harmonization. The FAS/CAS Adjustment in 2015 was a net benefit of $104 million. The favorable change from 2015 to 2016 was driven by the continued phase-in of Harmonization. Our projected 2018 FAS/CAS Adjustment is discussed in Consolidated Operating Results - Operating Income.

Retirement Plan Assets - Retirement plan assets are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued based on market transactions for comparable securities and various relationships between securities that are generally recognized by institutional traders. Investments in hedge funds, real estate investment funds, private partnerships, collective trust funds, and commingled funds are generally valued at their Net Asset Values ("NAV") or equivalent, which are based on the current fair value of the fund's underlying assets.

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

Accumulated Other Comprehensive Income - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive income along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 18: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial losses as of December 31, 2017 and 2016 were $1,459 million and $1,583 million, respectively. The decrease in these actuarial losses in 2017 was primarily driven by actual asset returns which were $473 million above expected returns, $93 million of amortization of previously unrecognized actuarial losses, $68 million actuarial gain from updated mortality assumptions, and a $625 million actuarial loss due to the decrease in the discount rates used to determine benefit obligations.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2017 and 2016 were $47 million and $(18) million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The change in unrecognized prior service costs (credits) in 2017 primarily resulted from amendments within a collective bargaining agreement, offset by the amortization of previously accumulated prior service costs (credits).

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans and participate in federally administered second injury workers' compensation funds. We estimate the liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. Our workers' compensation liability was discounted at 2.35% and 2.54% as of December 31, 2017 and 2016, respectively, based on future payment streams and a risk-free rate. We estimate a 100 basis points increase or decrease in the discount rate would change our workers' compensation liability by $(48) million and $58 million, respectively. The workers' compensation benefit obligation on an undiscounted basis was $925 million and $835 million as of December 31, 2017 and 2016, respectively.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for further information.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
Sales and service revenues	$7,441	$7,068	$7,020	$373	5%	$48	1%
Cost of product sales and service revenues	6,018	5,608	5,517	410	7%	91	2%
Income (loss) from operating investments, net	12	6	10	6	100%	(4)	(40)%
Other income and gains	—	15	—	(15)	(100)%	15	—%
General and administrative expenses	570	623	669	(53)	(9)%	(46)	(7)%
Goodwill impairment	—	—	75	—	—%	(75)	(100)%
Operating income (loss)	865	858	769	7	1%	89	12%
Interest expense	94	74	137	20	27%	(63)	(46)%
Federal and foreign income taxes	293	211	228	82	39%	(17)	(7)%
Net earnings (loss)	$479	$573	$404	$(94)	(16)%	$169	42%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
Product sales	$5,573	$5,631	$5,665	$(58)	(1)%	$(34)	(1)%
Service revenues	1,868	1,437	1,355	431	30%	82	6%
Sales and service revenues	$7,441	$7,068	$7,020	$373	5%	$48	1%

2017 - Product sales in 2017 decreased $58 million, or 1%, from 2016. Product sales at our Ingalls segment decreased $10 million in 2017, primarily as a result of lower volumes in surface combatants, partially offset by higher volumes in amphibious assault ships. Newport News product sales increased $20 million in 2017, primarily as a result of higher volumes in aircraft carriers, partially offset by lower volumes in submarines. Technical Solutions product sales decreased $68 million in 2017, primarily as a result of higher volumes in 2016 from the resolution of outstanding contract changes on a nuclear and environmental commercial contract.

Service revenues in 2017 increased $431 million, or 30%, from 2016. Service revenues at our Ingalls segment increased $41 million in 2017, as a result of higher volumes in surface combatants services. Service revenues at our Newport News segment increased $57 million in 2017, primarily as a result of higher volumes in naval nuclear support services and submarines services, partially offset by lower volumes in aircraft carriers services. Service revenues at our Technical Solutions segment increased $333 million in 2017, primarily as a result of higher volumes in integrated missions solutions services following the December 2016 acquisition of Camber and higher volumes in fleet support and oil and gas services.

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

Service revenues in 2016 increased $82 million, or 6%, from 2015. Service revenues at our Ingalls segment increased $63 million in 2016, as a result of higher volumes in surface combatants and amphibious assault ships services. Service revenues at our Newport News segment increased $65 million in 2016, primarily as a result of higher volumes in submarines and naval nuclear support services. Service revenues at our Technical Solutions segment decreased $46 million in 2016, primarily due to lower volumes in nuclear and environmental, fleet support, and oil and gas services, partially offset by higher volumes in integrated missions solutions services following the acquisition of Camber.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
Cost of product sales	$4,444	$4,380	$4,319	$64	1%	$61	1%
% of product sales	79.7%	77.8%	76.2%	—		—
Cost of service revenues	1,574	1,228	1,198	346	28%	30	3%
% of service revenues	84.3%	85.5%	88.4%	—		—
Income (loss) from operating investments, net	12	6	10	6	100%	(4)	(40)%
Other income and gains	—	15	—	(15)	(100)%	15	—%
General and administrative expenses	570	623	669	(53)	(9)%	(46)	(7)%
% of total sales and service revenues	7.7%	8.8%	9.5%	—		—
Goodwill impairment	—	—	75	—	—%	(75)	(100)%
Cost of sales and service revenues	$6,576	$6,210	$6,251	$366	6%	$(41)	(1)%

Cost of Product Sales

2017 - Cost of product sales in 2017 increased $64 million, or 1%, compared to 2016. Cost of product sales at our Ingalls segment increased $64 million in 2017, primarily as a result of lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, as well as the volume changes described above, partially offset by higher risk retirement on Tripoli (LHA 7). Cost of product sales at our Newport News segment increased $56 million in 2017, primarily as a result of the volume changes described above and the resolution of outstanding contract changes on the RCOH of the redelivered USS Abraham Lincoln (CVN 72), partially offset by lower risk retirement in the Virginia class (SSN 774) submarine program. Cost of product sales at our Technical Solutions segment decreased $56 million in 2017, primarily due to the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract, partially offset by the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017. Cost of product sales as a percentage of product sales increased from 77.8% in 2016 to 79.7% in 2017, primarily driven by lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, the Virginia class (SSN 774) submarine program, and Arleigh Burke class (DDG 51) destroyers, as well as the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract, partially offset by higher risk retirement on Tripoli (LHA 7) and the resolution of outstanding contract changes on the RCOH of the redelivered USS Abraham Lincoln (CVN 72).

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

Cost of Service Revenues

2017 - Cost of service revenues in 2017 increased $346 million, or 28%, compared to 2016. Cost of service revenues at our Ingalls segment increased $23 million in 2017, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Newport News segment increased $30 million in 2017, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Technical Solutions segment increased $293 million in 2017, primarily as a result of the higher volumes described above. Cost of service revenues as a percentage of service revenues declined from 85.5% in 2016 to 84.3% in 2017, primarily driven by the resolution of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65), improved performance in oil and gas services, and year-to-year variances in contract mix.

2016 - Cost of service revenues in 2016 increased $30 million, or 3%, compared to 2015. Cost of service revenues at our Ingalls segment increased $66 million in 2016, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Newport News segment increased $32 million in 2016, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Technical Solutions segment decreased $68 million in 2016, as a result of the intangible asset impairment charge in 2015 and lower sales volumes described above. Cost of service revenues as a percentage of service revenues decreased from 88.4% in 2015 to 85.5% in 2016, primarily driven by the intangible asset impairment charge in 2015, improved performance in fleet support services in 2016, and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

2017 - Income from operating investments, net increased $6 million, or 100%, to $12 million in 2017 from $6 million in 2016. The increase resulted from higher equity income from our Savannah River Nuclear Solutions, LLC investment.

2016 - Income from operating investments, net decreased $4 million, or 40%, to $6 million in 2016 from $10 million in 2015. The decrease resulted from lower equity income from our Savannah River Nuclear Solutions, LLC investment.

Other Income and Gains

2017 - Other income and gains decreased $15 million in 2017 compared to 2016. The decrease resulted from state and local government grants at our Newport News segment in 2016.

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

2017 - General and administrative expenses in 2017 decreased $53 million, or 9%, compared to 2016. This decrease was primarily driven by favorable changes in the FAS/CAS Adjustment.

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

We recorded goodwill impairment charges in 2015 of $75 million in our Technical Solutions segment. See Note 12: Goodwill and Other Purchased Intangible Assets in Item 8.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance, and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income," which is defined as operating income before the FAS/CAS Adjustment and non-current state income taxes, neither of which affects segment performance. Segment operating income is not a recognized measure under GAAP.  When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, operating income or any other performance measure presented in accordance with GAAP. It is a measure we use to evaluate our core operating performance.  We believe segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies.

The following table reconciles segment operating income to operating income:

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
Segment operating income (loss)	$688	$715	$667	$(27)	(4)%	$48	7%
FAS/CAS Adjustment	189	145	104	44	30%	41	39%
Non-current state income taxes	(12)	(2)	(2)	(10)	(500)%	—	—%
Operating income (loss)	$865	$858	$769	$7	1%	$89	12%

Segment Operating Income

2017 - Segment operating income in 2017 was $688 million, compared to $715 million in 2016. The decrease was primarily due to lower risk retirement on the delivered USS John P. Murtha (LPD 26), lower volume and risk retirement in the Virginia class (SSN 774) submarine program and Arleigh Burke class (DDG 51) destroyers, favorable changes in overhead costs in 2016, the receipt in 2016 of a local government incentive grant, and the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, partially offset by higher risk retirement on Tripoli (LHA 7) and Portland (LPD 27), the resolution of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of the redelivered USS Abraham Lincoln (CVN 72), and improved performance in oil and gas services.

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

Activity within each segment is discussed under Segment Operating Results below.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement plan expense under FAS and under CAS.

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
FAS expense	$(172)	$(161)	$(168)	$(11)	(7)%	$7	4%
CAS cost	361	306	272	55	18%	34	13%
FAS/CAS Adjustment	$189	$145	$104	$44	30%	$41	39%

2017 - The FAS/CAS Adjustment in 2017 was a net benefit of $189 million, compared to a net benefit of $145 million in 2016. The favorable change was primarily driven by the continued phase-in of Harmonization.

2016 - The FAS/CAS Adjustment in 2016 was a net benefit of $145 million, compared to a net benefit of $104 million in 2015. The favorable change was primarily driven by the continued phase-in of Harmonization.

We expect the FAS/CAS Adjustment in 2018 to be a net benefit of approximately $369 million ($91 million FAS and $460 million CAS), primarily driven by the more immediate recognition of the 2017 asset gains under FAS and the impacts of lower discount and interest rates and other experience gains and losses and assumption changes (e.g., mortality). The expected FAS/CAS Adjustment is subject to change during 2018, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with updated census data and other items later in the year.

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

2017 - Non-current state income tax expense in 2017 was $12 million, compared to $2 million in 2016. Deferred state income tax expense in 2017 was $12 million, compared to deferred state income tax expense of $8 million in 2016. The increase in deferred state income tax expense was primarily attributable to changes in pension related adjustments. In 2017, the decrease in state uncertain tax positions resulted in a net tax benefit of less than $1 million, compared to a tax benefit of $6 million in 2016. In 2016, a state uncertain tax position was settled through agreement with the applicable taxing authority and was partially offset by the recognition of a non-current state tax expense in a different jurisdiction impacted by the results of the settlement. See Note 13: Income Taxes in Item 8.

2016 - Non-current state income tax expense remained constant at $2 million in 2016 and 2015. Deferred state income tax expense in 2016 was $8 million as compared to deferred state income tax expense of less than $1 million in 2015. The increase in deferred state income tax expense was primarily attributable to changes in the timing of contract taxable income and pension related adjustments. In 2016, the decrease in state uncertain tax positions resulted in a net tax benefit of $6 million, as compared to $2 million of tax expense in 2015. The state uncertain tax position was settled through agreement with the applicable taxing authority and was partially offset by the recognition of a non-current state tax expense in a different jurisdiction impacted by the results of the settlement. See Note 13: Income Taxes in Item 8.

Interest Expense

2017 - Interest expense in 2017 was $94 million, compared to $74 million in 2016. The increase was primarily a result of a loss on the early extinguishment of debt in the fourth quarter of 2017. See Note 14: Debt in Item 8.

2016 - Interest expense in 2016 was $74 million, compared to $137 million in 2015. The decrease was primarily a result of refinancing $600 million principal amount of 7.125% senior notes with 5.000% senior notes and repayment in 2015 of credit facility term loans, as well as the loss on early extinguishment of debt in 2015. See Note 14: Debt in Item 8.

Federal and Foreign Income Taxes

2017 - Our effective tax rate on earnings from continuing operations was 38.0% in 2017, compared to 26.9% in 2016. The increase in our effective tax rate for 2017 was primarily attributable to the revaluation of net deferred tax assets resulting from the decrease in the federal tax rate included in the Tax Act and a decrease in the domestic manufacturing deduction primarily resulting from an increase in the Company’s 2018 expected discretionary pre-tax pension contributions. See Note 13: Income Taxes in Item 8.

2016 - Our effective tax rate on earnings from continuing operations was 26.9% in 2016, compared to 36.1% in 2015. The decrease in our effective tax rate for 2016 was primarily attributable to the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, a re-measurement of uncertain tax positions that resulted in a decrease in cumulative unrecognized tax benefits, and the goodwill impairment that was recorded in 2015. See Note 13: Income Taxes in Item 8.

In December 2017, the U.S. enacted the Tax Act, which made significant changes to U.S. federal income tax law, including a reduction of the statutory federal corporate income tax rate from 35.0% to 21.0% and changes or limitations to certain deductions. As a result of the corporate income tax reduction effective January 1, 2018, we revalued our net deferred tax assets as of December 31, 2017. This reduced our net deferred tax assets by $56 million, which was recorded as additional income tax expense for the year ended December 31, 2017. In future periods, we expect that Tax Act changes will positively impact our after-tax earnings primarily due to the lower corporate income tax rate.

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

In December 2016, we completed the acquisition of Camber, and, in 2015, we completed the acquisition of USC. We report the post-acquisition results of operations, financial position, and cash flows of Camber and USC as part of our Technical Solutions segment.

Segment operating results are presented in the following table:

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,420	$2,389	$2,188	$31	1%	$201	9%
Newport News	4,164	4,089	4,298	75	2%	(209)	(5)%
Technical Solutions	952	691	616	261	38%	75	12%
Intersegment eliminations	(95)	(101)	(82)	6	6%	(19)	(23)%
Sales and service revenues	$7,441	$7,068	$7,020	$373	5%	$48	1%
Operating Income (Loss)
Ingalls	$313	$321	$379	$(8)	(2)%	$(58)	(15)%
Newport News	354	386	401	(32)	(8)%	(15)	(4)%
Technical Solutions	21	8	(113)	13	163%	121	107%
Segment operating income (loss)	688	715	667	(27)	(4)%	48	7%
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	189	145	104	44	30%	41	39%
Non-current state income taxes	(12)	(2)	(2)	(10)	(500)%	—	—%
Operating income (loss)	$865	$858	$769	$7	1%	$89	12%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, such as the FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to EAC that reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Ingalls

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,420	$2,389	$2,188	$31	1%	$201	9%
Segment operating income (loss)	313	321	379	(8)	(2)%	(58)	(15)%
As a percentage of segment sales	12.9%	13.4%	17.3%

Sales and Service Revenues

2017 - Ingalls revenues, including intersegment sales, increased $31 million, or 1%, in 2017 compared to 2016, primarily driven by higher revenues in amphibious assault ships, partially offset by lower revenues in surface combatants and the Legend class NSC program. Amphibious assault ships revenues increased as a result of higher volumes on Bougainville (LHA 8) and Fort Lauderdale (LPD 28), partially offset by lower volume on the delivered USS John P. Murtha (LPD 26) and Portland (LPD 27). Surface combatants revenues decreased due to lower volumes on the delivered USS John Finn (DDG 113), Ralph Johnson (DDG 114), Frank E. Petersen Jr. (DDG 121), Paul Ignatius (DDG 117), and Delbert D. Black (DDG 119), partially offset by higher volumes on Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), and the extended selected restricted availability contract for USS Ramage (DDG 61). Revenues on the Legend class NSC program decreased due to lower volume on the delivered USCGC Munro (NSC 6), partially offset by higher volumes on Stone (NSC 9) and Midgett (NSC 8).

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

Segment Operating Income

2017 - Ingalls operating income in 2017 was $313 million, compared to income of $321 million in 2016. The decrease was primarily due to lower risk retirement on the delivered USS John P. Murtha (LPD 26) and Arleigh Burke class (DDG 51) destroyers, partially offset by higher risk retirement on Tripoli (LHA 7) and Portland (LPD 27).

2016 - Ingalls operating income in 2016 was $321 million, compared to income of $379 million in 2015. The decrease was primarily due to the impact in 2015 of the settlement of the Aon litigation and lower risk retirement on the America class (LHA 6) program, partially offset by higher risk retirement on USS John P. Murtha (LPD 26), Portland (LPD 27), and Ralph Johnson (DDG 114).

Newport News

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
Sales and service revenues	$4,164	$4,089	$4,298	$75	2%	$(209)	(5)%
Segment operating income (loss)	354	386	401	(32)	(8)%	(15)	(4)%
As a percentage of segment sales	8.5%	9.4%	9.3%

Sales and Service Revenues

2017 - Newport News revenues, including intersegment sales, increased $75 million, or 2%, in 2017 compared to 2016, primarily driven by higher revenues in aircraft carriers and naval nuclear support services, partially offset by lower revenues in submarines. Aircraft carriers revenues increased primarily as a result of higher volumes on the advance planning and execution contract for the RCOH of USS George Washington (CVN 73), the construction contract for John F. Kennedy (CVN 79), and the advance planning contract for Enterprise (CVN 80), partially offset by lower volumes on the execution contract for the RCOH of the redelivered USS Abraham Lincoln (CVN 72), the construction contract for the delivered USS Gerald R. Ford (CVN 78), and the inactivation of the decommissioned Enterprise (CVN 65). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services, partially offset by lower volumes in aircraft carrier support services. Submarines revenues related to the Virginia class (SSN 774) submarine program decreased due to lower volumes on Block III boats, partially offset by higher volumes on Block IV boats.

2016 - Newport News revenues, including intersegment sales, decreased $209 million, or 5%, in 2016 compared to 2015, primarily driven by lower revenues in aircraft carriers. Aircraft carriers revenues decreased primarily as a result of lower volumes on USS Gerald R. Ford (CVN 78) and the execution contract for the RCOH of USS Abraham Lincoln (CVN 72), partially offset by higher volumes on John F. Kennedy (CVN 79) and the advance planning contract for the RCOH of USS George Washington (CVN 73). Submarines revenues related to the Virginia class (SSN 774) submarine program were relatively constant in 2016 compared to 2015 due to higher volumes on Block IV boats and USS John Warner (SSN 785) post-shakedown availability services, offset by lower volumes on Block III boats.

Segment Operating Income

2017 - Newport News operating income in 2017 was $354 million, compared to income of $386 million in 2016. The decrease was primarily due to lower volume and risk retirement in the Virginia class (SSN 774) submarine program, favorable changes in overhead costs in 2016, and the receipt in 2016 of a local government incentive grant, partially offset by the resolution of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of the redelivered USS Abraham Lincoln (CVN 72).

2016 - Newport News operating income in 2016 was $386 million, compared to income of $401 million in 2015. The decrease was primarily due to lower risk retirement in the Virginia class (SSN 774) submarine program, lower volume and lower risk retirement on the execution contract for the RCOH of USS Abraham Lincoln (CVN 72) and lower volume on USS Gerald R. Ford (CVN 78), partially offset by favorable changes in overhead cost, and higher volumes on John F. Kennedy (CVN 79) and the RCOH of USS George Washington (CVN 73), as well as the receipt of a local government incentive grant.

Technical Solutions

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
Sales and service revenues	$952	$691	$616	$261	38%	$75	12%
Segment operating income (loss)	21	8	(113)	13	163%	121	107%
As a percentage of segment sales	2.2%	1.2%	(18.3)%

Sales and Service Revenues

2017 - Technical Solutions revenues, including intersegment sales, for the year ended December 31, 2017, increased $261 million, or 38%, compared to 2016, primarily due to higher volume in integrated missions solutions services following the December 2016 acquisition of Camber and higher volumes in fleet support and oil and gas services, partially offset by lower nuclear and environmental volumes due to the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract.

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

Segment Operating Income

2017 - Operating income in the Technical Solutions segment for the year ended December 31, 2017, was $21 million, compared to operating income of $8 million in 2016. The increase was primarily due to improved performance in oil and gas services and higher volume in integrated missions solutions services following the December 2016 acquisition of Camber, partially offset by the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract.

2016 - Operating income in the Technical Solutions segment for the year ended December 31, 2016, was $8 million, compared to an operating loss of $113 million in 2015. The increase was primarily due to goodwill and intangible asset impairment charges in 2015 and the resolution of outstanding contract changes on a nuclear and environmental commercial contract.

BACKLOG

Total backlog as of December 31, 2017, was approximately $21 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$5,920	$2,071	$7,991	$6,033	$692	$6,725
Newport News	6,976	5,608	12,584	5,799	7,127	12,926
Technical Solutions	478	314	792	712	372	1,084
Total backlog	$13,374	$7,993	$21,367	$12,544	$8,191	$20,735

As a result of integration efforts following the acquisition of Camber, the Company corrected the Technical Solutions segment's total backlog and unfunded backlog as of December 31, 2016, reducing the balances by $289 million.

We expect approximately 31% of the $21 billion total backlog as of December 31, 2017, to be converted into sales in 2018. U.S. Government orders comprised substantially all of the backlog as of December 31, 2017 and 2016.

Awards

2017 - The value of new contract awards during the year ended December 31, 2017, was approximately $8.1 billion. Significant new awards during this period included the detailed design and construction contract for Bougainville (LHA 8) and the execution contract for the RCOH of USS George Washington (CVN 73).

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Year Ended December 31			2017 over 2016		2016 over 2015
($ in millions)	2017	2016	2015	Dollars	Percent	Dollars	Percent
Net earnings (loss)	$479	$573	$404	$(94)	(16)%	$169	42%
Depreciation and amortization	211	191	188	20	10%	3	2%
Provision for doubtful accounts	10	—	—	10	—%	—	—%
Stock-based compensation	34	36	43	(2)	(6)%	(7)	(16)%
Deferred income taxes	184	85	(15)	99	116%	100	667%
Retiree benefit funding less than (in excess of) expense	(163)	(44)	32	(119)	(270)%	(76)	(238)%
Insurance proceeds for investing purposes	—	—	(21)	—	—%	21	100%
Impairment of goodwill and intangible assets	—	—	102	—	—%	(102)	(100)%
Loss on early extinguishment of debt	22	—	44	22	—%	(44)	(100)%
Trade working capital decrease (increase)	37	(19)	84	56	295%	(103)	(123)%
Net cash provided by (used in) operating activities	$814	$822	$861	$(8)	(1)%	$(39)	(5)%

Cash Flows

We discuss below our major operating, investing, and financing activities for each of the three years in the period ended December 31, 2017, as classified in our consolidated statements of cash flows.

Operating Activities

2017 - Cash provided by operating activities was $814 million in 2017, compared to $822 million in 2016. The decrease of $8 million in operating cash flow was primarily due to increased funding of retiree benefit plans and the change in deferred income taxes, partially offset by a change in trade working capital. The change in trade working capital was primarily driven by the timing of payments of accounts payable.

We expect cash generated from operations in 2018, in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

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

Investing Activities

2017 - Cash used in investing activities was $349 million in 2017, a decrease of $304 million from 2016. The change in investing cash flow was driven by the acquisition of Camber in 2016, partially offset by higher capital expenditures in 2017.

For 2018, we expect our capital expenditures for maintenance and sustainment to be approximately 2.0% to 2.5% of annual revenues and our discretionary capital expenditures to be approximately 3.0% to 3.5% of annual revenues.

2016 - Cash used in investing activities was $653 million in 2016, an increase of $512 million from 2015. The change in investing cash flow was driven by the acquisition of Camber in 2016, higher capital expenditures in 2016, the sale of the Gulfport Composite Center of Excellence in March 2015, and proceeds in 2015 from the Aon litigation settlement.

Financing Activities

2017 - Cash used in financing activities in 2017 was $484 million, compared to $343 million used in 2016. The change was primarily due to increases of $92 million of common stock repurchases, $27 million of debt related expenditures, $17 million of cash dividend payments, and $5 million in employee tax withholdings on share-based payment arrangements.

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

Free Cash Flow

Free cash flow represents cash provided by (used in) operating activities less capital expenditures net of related grant proceeds. Free cash flow is not a measure recognized under GAAP. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. We believe free cash flow is an important liquidity measure for our investors because it provides them insight into our current and period-to-period performance and our ability to generate cash from continuing operations. We also use free cash flow as a key operating metric in assessing the performance of our business and as a key performance measure in evaluating management performance and determining incentive compensation. Free cash flow may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2017	2016	2015
Net cash provided by (used in) operating activities	$814	$822	$861
Less capital expenditures:
Capital expenditure additions	(382)	(285)	(188)
Grant proceeds for capital expenditures	21	—	—
Free cash flow	$453	$537	$673

2017 - Free cash flow decreased $84 million from 2016, primarily due to increased funding of retiree benefit plans, higher capital expenditures, and a change in trade working capital.

2016 - Free cash flow decreased $136 million from 2015, primarily due to capital expenditures, higher funding of retiree benefit plans, a change in trade working capital, and the impact in 2015 of the settlement of the Aon litigation.

Retirement Related Benefit Plan Contributions

ERISA, including amendments under pension relief, defines the minimum amount that must be contributed to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the plans' funded statuses. We made the following minimum and discretionary contributions to our pension and other postretirement plans in the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31
($ in millions)	2017	2016	2015
Pension plans
Discretionary
Qualified	$294	$167	$99
Non-qualified	7	6	4
Other benefit plans	34	32	33
Total contributions	$335	$205	$136

We made discretionary contributions to our qualified defined benefit pension plans totaling $294 million, $167 million, and $99 million in the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017 and 2016, our qualified pension plans were funded 89% and 83%, respectively, on a FAS basis. As of December 31, 2017 and 2016, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to calculate the respective obligations. We expect our 2018 cash contributions to our qualified defined benefit pension plans to be $508 million, all of which we anticipate will be discretionary and which are exclusive of CAS cost recoveries in our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

Other postretirement benefit contributions were $34 million, $32 million, and $33 million in 2017, 2016, and 2015, respectively. We expect our 2018 contributions to our other postretirement benefit plans to be approximately $35 million, which are exclusive of CAS cost recoveries in our contracts. Contributions for postretirement benefits are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In November 2017, our board of directors authorized an increase in our quarterly cash dividend to $0.72 per share. The board previously increased the quarterly cash dividend to $0.60 per share in November 2016 and $0.50 per share in October 2015. We paid cash dividends totaling $115 million ($2.52 per share), $98 million ($2.10 per share), and $81 million ($1.70 per share) in the years ended December 31, 2017, 2016, and 2015, respectively.

In November 2017, our board of directors authorized an increase in our stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program from October 31, 2019, to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2017, we repurchased 1,417,808 shares at an aggregate cost of $288 million, of which $2 million was not yet settled for cash as of December 31, 2017. For the years ended December 31, 2016 and 2015, we repurchased 1,266,192 and 1,987,550 shares, respectively, at aggregate costs of $192 million and $234 million, respectively, of which $2 million was not yet settled for cash as of December 31, 2015.

Additional Capital - In December 2017, we issued $600 million aggregate principal amount of unregistered 3.483% senior notes with registration rights due December 2027, the net proceeds of which were used to repurchase our 5.000% senior notes due in 2021. In November 2015, we issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025, the net proceeds of which were used to repurchase our 7.125% senior notes due in 2021. Interest on our senior notes is payable semi-annually.

In November 2017, we terminated our Second Amended and Restated Credit Agreement with third-party lenders and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon our credit rating, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on our leverage ratio. The commitment fee rate as of December 31, 2017 was 0.25% and may vary between 0.20% and 0.30%.

We made term loan payments of $395 million during the year ended December 31, 2015, using cash generated from operations.

We were in compliance with all debt-related covenants as of and during the year ended December 31, 2017. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

CONTRACTUAL OBLIGATIONS

As of December 31, 2017, our total outstanding long-term debt was $1,279 million, consisting of senior notes and other third-party debt. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

In connection with the spin-off from Northrop Grumman, we entered into a Tax Matters Agreement with Northrop Grumman (the "Tax Matters Agreement"), which governs the respective rights, responsibilities, and obligations of Northrop Grumman and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding U.S. federal, state, local, and foreign income taxes, other taxes, and related tax returns. We have several liabilities with Northrop Grumman to the Internal Revenue Service ("IRS") for the consolidated U.S. federal income taxes of the Northrop Grumman consolidated group relating to the taxable periods in which we were part of that group. The Tax Matters Agreement specifies the portion of this tax liability for which we will bear responsibility, and Northrop Grumman has agreed to indemnify us against any amounts for which we are not responsible.

The following table presents our contractual obligations as of December 31, 2017, and the estimated timing of related future cash payments:

($ in millions)	Total	2018	2019 - 2020	2021 - 2022	2023 and beyond
Long-term debt	$1,305	$—	$—	$—	$1,305
Interest payments on long-term debt	523	62	124	124	213
Operating leases	194	39	63	41	51
Purchase obligations (1)	2,728	1,494	1,005	161	68
Other long-term liabilities (2)	860	126	143	82	509
Total contractual obligations	$5,610	$1,721	$1,335	$408	$2,146

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

(2)
Other long-term liabilities primarily consist of total accrued workers' compensation reserves, deferred compensation, and other miscellaneous liabilities, of which $250 million is the current portion of workers' compensation liabilities. It excludes obligations for uncertain tax positions of less than $1 million, for which the timing of the payments, if any, cannot be reasonably estimated.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2017, $15 million in standby letters of credit were issued but undrawn and $258 million of surety bonds were outstanding.

As of December 31, 2017, we had no other significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 2: Summary of Significant Accounting Policies and Note 16: Commitments and Contingencies in Item 8.

GLOSSARY OF PROGRAMS

Included below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

Program Name	Program Description

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We delivered USS America (LHA 6) in April 2014, Tripoli (LHA 7) is scheduled for delivery in fourth quarter 2018, and we were awarded a construction contract for Bougainville (LHA 8) in 2017.

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered USS John Finn (DDG 113), and in 2017 we delivered Ralph Johnson (DDG 114). In June 2013, we were awarded a multi-year contract for construction of five additional Arleigh Burke class (DDG 51) destroyers: Paul Ignatius (DDG 117), Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125).

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS Abraham Lincoln (CVN 72) was redelivered to the U.S. Navy in the second quarter of 2017 and USS George Washington (CVN 73) arrived at Newport News for the start of its RCOH in August 2017.

Columbia class (SSBN 826) submarines
Newport News is participating in designing the Columbia class submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines, which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines. The Columbia class program plan of record is to construct 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DOD signed the acquisition decision memorandum approving the Columbia class program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We continue to perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class submarine program that leverages our Virginia class (SSN 774) experience. The teaming agreement is subject to the U.S. Navy's concurrence. Newport News was awarded a contract from Electric Boat in 2017 to begin integrated product and process development for the Columbia class. Construction of the first Columbia class submarine is expected to begin in 2021, with procurement of long-lead-time materials and advance construction beginning prior to that time.

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

Gerald R. Ford class (CVN 78) aircraft carriers
Design and construction for the Ford class program, which is the aircraft carrier replacement program for the decommissioned Enterprise (CVN 65) and Nimitz class (CVN 68) aircraft carriers. USS Gerald R. Ford (CVN 78), the first ship of the Ford class, was delivered to the U.S. Navy in the second quarter of 2017. In June 2015, we were awarded a contract for the detail design and construction of John F. Kennedy (CVN 79), following several years of engineering, advance construction, and purchase of long-lead time components and material. In February 2017, we were awarded a contract for advance planning of Enterprise (CVN 80), the third Ford class aircraft carrier. This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

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

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The plan is for a total of nine ships, of which the first six ships have been delivered. Kimball (NSC 7), Midgett (NSC 8), and Stone (NSC 9) are currently under construction.

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

Nuclear and environmental services
Provide services in nuclear management and operations, and nuclear and non-nuclear fabrication and repair. We provide site management, nuclear and industrial facilities operations and maintenance, decontamination and decommissioning, and radiological and hazardous waste management services. We provide services, including fabrication, equipment repair, and technical engineering services. We participate in several joint ventures, including N3B, MSTS, and SRNS. N3B was awarded the Los Alamos Legacy Cleanup Contract at the DoE/National Nuclear Security Administration’s Los Alamos National Laboratory. MSTS was awarded a contract for site management and operations at the Nevada National Security Site. SRNS provides site management and operations at the DoE's Savannah River Site near Aiken, South Carolina.

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2013, we delivered USS Somerset (LPD 25), in 2016, we delivered USS John P. Murtha (LPD 26), and, in 2017, we delivered Portland (LPD 27). We are currently constructing Fort Lauderdale (LPD 28). The San Antonio class (LPD 17) currently includes a total of 11 ships.

The decommissioned Enterprise (CVN 65)	Defuel and inactivate the world's first nuclear-powered aircraft carrier, which began in 2013.

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

Interest Rates - Our financial instruments potentially subject to interest rate risk include floating rate borrowings under our Credit Facility. Our $1,250 million revolving facility under our Credit Facility was undrawn as of December 31, 2017.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of December 31, 2017, the fair values of our outstanding foreign currency forward contracts were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 15, 2018
We have served as the Company's auditor since 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 15, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 15, 2018

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(in millions, except per share amounts)	2017	2016	2015
Sales and service revenues
Product sales	$5,573	$5,631	$5,665
Service revenues	1,868	1,437	1,355
Sales and service revenues	7,441	7,068	7,020
Cost of sales and service revenues
Cost of product sales	4,444	4,380	4,319
Cost of service revenues	1,574	1,228	1,198
Income (loss) from operating investments, net	12	6	10
Other income and gains	—	15	—
General and administrative expenses	570	623	669
Goodwill impairment	—	—	75
Operating income (loss)	865	858	769
Other income (expense)
Interest expense	(94)	(74)	(137)
Other, net	1	—	—
Earnings (loss) before income taxes	772	784	632
Federal and foreign income taxes	293	211	228
Net earnings (loss)	$479	$573	$404

Basic earnings (loss) per share	$10.48	$12.24	$8.43
Weighted-average common shares outstanding	45.7	46.8	47.9

Diluted earnings (loss) per share	$10.46	$12.14	$8.36
Weighted-average diluted shares outstanding	45.8	47.2	48.3

Net earnings (loss) from above	$479	$573	$404
Other comprehensive income (loss)
Change in unamortized benefit plan costs	59	(172)	34
Other	14	(1)	(5)
Tax benefit (expense) for items of other comprehensive income	(22)	67	(12)
Other comprehensive income (loss), net of tax	51	(106)	17
Comprehensive income (loss)	$530	$467	$421

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2017	2016
Assets
Current Assets
Cash and cash equivalents	$701	$720
Accounts receivable, net of allowance for doubtful accounts of $15 million as of 2017 and $4 million as of 2016	1,188	1,164
Inventoried costs, net	183	210
Prepaid expenses and other current assets	123	48
Total current assets	2,195	2,142
Property, Plant, and Equipment
Land and land improvements	292	252
Buildings and leasehold improvements	1,923	1,752
Machinery and other equipment	1,559	1,410
Capitalized software costs	211	199
	3,985	3,613
Accumulated depreciation and amortization	(1,770)	(1,627)
Property, plant, and equipment, net	2,215	1,986
Other Assets
Goodwill	1,217	1,234
Other intangible assets, net of accumulated amortization of $528 million as of 2017 and $488 million as of 2016	508	548
Long-term deferred tax assets	114	314
Miscellaneous other assets	125	128
Total other assets	1,964	2,224
Total assets	$6,374	$6,352

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2017	2016
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$375	$316
Accrued employees’ compensation	245	241
Current portion of postretirement plan liabilities	139	147
Current portion of workers’ compensation liabilities	250	217
Advance payments and billings in excess of revenues	146	166
Other current liabilities	236	256
Total current liabilities	1,391	1,343
Long-term debt	1,279	1,278
Pension plan liabilities	922	1,116
Other postretirement plan liabilities	414	431
Workers’ compensation liabilities	509	441
Other long-term liabilities	101	90
Total liabilities	4,616	4,699
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.0 million issued and 45.1 million outstanding as of December 31, 2017, and 52.6 million issued and 46.2 million outstanding as of December 31, 2016	1	1
Additional paid-in capital	1,942	1,964
Retained earnings (deficit)	1,687	1,323
Treasury stock	(972)	(684)
Accumulated other comprehensive income (loss)	(900)	(951)
Total stockholders’ equity	1,758	1,653
Total liabilities and stockholders’ equity	$6,374	$6,352

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2017	2016	2015
Operating Activities
Net earnings (loss)	$479	$573	$404
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	165	163	154
Amortization of purchased intangibles	40	23	26
Amortization of debt issuance costs	6	5	8
Provision for doubtful accounts	10	—	—
Stock-based compensation	34	36	43
Deferred income taxes	184	85	(15)
Proceeds from insurance settlement related to investing activities	—	—	(21)
Impairment of goodwill and intangible assets	—	—	102
Loss on early extinguishment of debt	22	—	44
Change in
Accounts receivable	(35)	(22)	(41)
Inventoried costs	18	75	54
Prepaid expenses and other assets	(52)	(17)	(31)
Accounts payable and accruals	102	(41)	97
Retiree benefits	(163)	(44)	32
Other non-cash transactions, net	4	(14)	5
Net cash provided by (used in) operating activities	814	822	861
Investing Activities
Capital expenditures
Capital expenditure additions	(382)	(285)	(188)
Grant proceeds for capital expenditures	21	—	—
Proceeds from disposition of assets	9	4	32
Acquisitions of businesses, net of cash received	3	(372)	(6)
Proceeds from insurance settlement related to investing activities	—	—	21
Net cash provided by (used in) investing activities	(349)	(653)	(141)
Financing Activities
Proceeds from issuance of long-term debt	600	—	600
Repayment of long-term debt	(600)	—	(995)
Debt issuance costs	(12)	—	(21)
Premiums and fees related to early extinguishment of debt	(15)	—	(33)
Dividends paid	(115)	(98)	(81)
Repurchases of common stock	(286)	(194)	(232)
Employee taxes on certain share-based payment arrangements	(56)	(51)	(54)
Net cash provided by (used in) financing activities	(484)	(343)	(816)
Change in cash and cash equivalents	(19)	(174)	(96)
Cash and cash equivalents, beginning of period	720	894	990
Cash and cash equivalents, end of period	$701	$720	$894
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$223	$229	$242
Cash paid for interest	$72	$71	$96
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$33	$24	$17
Capital assets received from government grants	$—	$30	$—

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2014	$1	$1,959	$525	$(258)	$(862)	$1,365
Net earnings (loss)	—	—	404	—	—	404
Dividends declared ($1.70 per share)	—	—	(81)	—	—	(81)
Additional paid-in capital	—	19	—	—	—	19
Other comprehensive income (loss), net of tax	—	—	—	—	17	17
Treasury stock activity	—	—	—	(234)	—	(234)
Balance as of December 31, 2015	1	1,978	848	(492)	(845)	1,490
Net earnings (loss)	—	—	573	—	—	573
Dividends declared ($2.10 per share)	—	—	(98)	—	—	(98)
Additional paid-in capital	—	(14)	—	—	—	(14)
Other comprehensive income (loss), net of tax	—	—	—	—	(106)	(106)
Treasury stock activity	—	—	—	(192)	—	(192)
Balance as of December 31, 2016	1	1,964	1,323	(684)	(951)	1,653
Net earnings (loss)	—	—	479	—	—	479
Dividends declared ($2.52 per share)	—	—	(115)	—	—	(115)
Additional paid-in capital	—	(22)	—	—	—	(22)
Other comprehensive income (loss), net of tax	—	—	—	—	51	51
Treasury stock activity	—	—	—	(288)	—	(288)
Balance as of December 31, 2017	$1	$1,942	$1,687	$(972)	$(900)	$1,758

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is one of America’s largest military shipbuilding companies and a provider of professional services to partners in government and industry. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Technical Solutions. For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. The Technical Solutions segment, established in the fourth quarter of 2016, provides a range of services to the governmental, energy, and oil and gas markets.

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

Revenue Recognition - The majority of the Company's business is derived from long-term contracts for the construction of naval vessels, production of goods, and provision of services, primarily to the U.S. Government. In accounting for these contracts, the Company extensively utilizes the cost-to-cost measure of the percentage-of-completion method of accounting, primarily based upon total costs incurred. Under this method, sales, including estimated earned fees or profits, are recorded as costs are incurred, generally based on the percentage that total costs incurred bear to total estimated costs at completion. Certain contracts contain provisions for price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims, requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. The Company estimates profit as the difference between total estimated revenues and total estimated cost of a contract and recognizes that profit over the life of the contract based on progress toward completion. If the Company estimates a contract will result in a loss, the full amount of the estimated loss is recognized against income in the period in which the loss is identified.

The Company classifies contract revenues as product sales or service revenues depending upon the predominant attributes of the relevant underlying contracts. The Company recognizes changes in estimates of contract sales, costs, and profits using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. For the years ended December 31, 2017, 2016, and 2015, net cumulative catch-up adjustments increased operating income by $204 million, $224 million, and $239 million, respectively, and increased diluted earnings per share by $2.90, $3.08, and $3.21, respectively. Cumulative catch-up adjustments for the year ended December 31, 2016, included favorable adjustments of $74 million on a contract at the Ingalls segment, which increased diluted earnings per share by $1.02. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and 2015.

For services contracts not associated with the design, development, manufacture, or modification of complex equipment, revenues are recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Costs related to these contracts are expensed as incurred.

Government Grants - The Company recognizes incentive grants, inclusive of transfers of depreciable assets, from federal, state, and local governments at fair value upon compliance with the conditions of their receipt and reasonable assurance that the grants will be received or the depreciable assets will be transferred. Grants in recognition of specific expenses are recognized in the same period as an offset to those related expenses. Grants related to depreciable assets are recognized over the periods and in the proportions in which depreciation expense on those assets is recognized.

For the year ended December 31, 2017, the Company recognized cash grant benefits of approximately $21 million in other long-term liabilities in the consolidated statements of financial position. For the year ended December 31, 2016, the Company recognized grant benefits of approximately $30 million in depreciable assets. The Company recognized approximately $15 million in other income and gains within the consolidated statements of operations and comprehensive income (loss), and approximately $15 million in grant benefits in other long-term liabilities in the consolidated statements of financial position. For the year ended December 31, 2015, the Company recognized no grant benefits.

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

General and administrative expenses also include certain other costs that do not affect segment operating income, primarily consisting of the FAS/CAS Adjustment and the provision for non-current state income taxes. The FAS/CAS Adjustment reflects the difference between pension and postretirement benefits expenses determined in accordance with U.S. Financial Accounting Standards ("FAS") and pension and postretirement benefit expenses allocated to individual contracts in accordance with U.S. Cost Accounting Standards ("CAS"). Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in state uncertain tax positions in the relevant period.

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $17 million, $19 million, and $19 million for the years ended December 31, 2017, 2016, and 2015, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

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

Environmental Costs - Environmental liabilities are accrued when the Company determines remediation costs are probable and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is more probable than another, the minimum amount in the range is recorded. Environmental liabilities are recorded on an undiscounted basis and are not material. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable and, as of December 31, 2017 and 2016, did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $94 million and $82 million as of December 31, 2017 and 2016, respectively, and are presented within miscellaneous other assets within the consolidated statements of financial position. These trusts consist primarily of available-for-sale investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

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

The changes in the asset retirement obligation carrying amounts for the years ended December 31, 2017, 2016, and 2015, were as follows:

($ in millions)	Asset Retirement Obligations
Balance as of December 31, 2014	$22
Liabilities settled	(4)
Revision of estimate	(1)
Accretion expense	1
Balance as of December 31, 2015	18
Accretion expense	1
Balance as of December 31, 2016	19
Liabilities settled	(1)
Accretion expense	1
Balance as of December 31, 2017	$19

The Company also has known conditional asset retirement obligations related to assets currently in use, including certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2017, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. A liability for these obligations is recorded in the period in which sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

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

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes and for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. As a result of the reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018, under the Tax Cuts and Jobs Act (the "Tax Act"), the Company revalued its net deferred tax assets as of December 31, 2017. This reduced the Company's net deferred tax assets by $56 million, which was recorded as additional income tax expense for the year ended December 31, 2017.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances of $12 million and $11 million were deemed necessary as of December 31, 2017 and 2016, respectively.

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

The remaining assets are depreciated using the straight-line method, with the following lives:

	Years
Land improvements	2	-	40
Buildings and improvements	2	-	60
Capitalized software costs	2	-	9
Machinery and other equipment	2	-	45

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

Goodwill and Other Intangible Assets - The Company performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if evidence of potential impairment exists, by comparing the carrying value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the carrying value, the Company records an impairment charge to the reporting unit. Purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives, and the carrying value of these assets is reviewed for impairment when events indicate that a potential impairment may have occurred.

Equity Method Investments - Investments in which the Company has the ability to exercise significant influence over the investee but does not own a majority interest or otherwise control are accounted for under the equity method of accounting and included in other assets in its consolidated statements of financial position. The Company's equity investments align strategically and are integrated with the Company's operations. Accordingly, the Company's share of the net earnings or losses of the investee is included in operating income (loss). The Company evaluates its equity investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amounts of such investments may not be fully recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

Self-Insured Workers' Compensation Plan - The operations of the Company are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans and participates in federally administered second injury workers' compensation funds. The Company estimates the liability for claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 2.35% and 2.54% as of December 31, 2017 and 2016, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $925 million and $835 million as of December 31, 2017 and 2016, respectively.

Litigation, Commitments, and Contingencies - Amounts associated with litigation, commitments, and contingencies are recorded as charges to earnings when management, after taking into consideration the facts and circumstances of each matter, including any settlement offers and projected loss or claim development factors, has determined it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Restructuring - The Company has recorded accruals for restructuring activities in other current liabilities. These accruals include estimates primarily related to facility consolidations and closures, asset retirement obligations, long-lived asset write-downs, employment reductions, and contract termination costs. Actual costs may vary from these estimates. Restructuring related accruals are reviewed and adjusted when circumstances require such a change.

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

The expected return on plan assets component of retirement related costs is used to calculate net periodic expense. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on assets is based on the fair value of plan assets at the beginning of the year. The costs of plan amendments that provide benefits already earned by plan participants (prior service costs and credits) are deferred in accumulated other comprehensive income and amortized over the expected future service period of active participants as of the date of amendment. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive income. This unrecognized amount is amortized to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated remaining service life of the plan participants.

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

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. In connection with the spin-off, HII also entered into a Tax Matters Agreement with Northrop Grumman related to taxes prior to the spin-off as described in Note 13: Income Taxes. Under all spin-off related agreements, the Company was due $8 million and $33 million from Northrop Grumman as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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

The Company has completed its evaluation of the impact of the accounting and disclosure changes on its business processes, controls, and systems and, as a result, has redefined its accounting policies affected by this standard and enhanced internal controls over financial reporting related to the standard.  The assessment of the majority of the Company's contracts under the new standard supports the recognition of revenue over time using the cost-to-cost measurement under the percentage of completion method, which is consistent with the Company's current revenue recognition practices. As such, the revenue on the majority of the Company's contracts will continue to be recognized over time considering the continuous transfer of control to the customer. Under U.S. Government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. ASU 2014-09 also requires expanded disclosures regarding the nature, timing, and uncertainty of revenue and customer contract balances, including how and when the Company satisfies its performance obligations and the relationship between revenue recognized and changes in contract balances during a reporting period. The Company has evaluated these disclosure requirements and is incorporating the collection of relevant data into its business processes. The Company does not expect the new standard to have a material effect on its consolidated financial position, results of operations, or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The Company elected to adopt ASU 2017-04 as of November 30, 2017. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements and disclosures, accounting processes, or internal controls.

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

The Company expects the adoption of ASU 2017-07 will change the net FAS/CAS pension adjustment within operating income, which will be offset by a corresponding change in Other income (expense), as a result of reclassifying interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects of net periodic benefit expense from operating income to Other income (expense). Additionally, the remaining FAS/CAS Adjustment within operating income will be reclassified from General and administrative expenses to Cost of product sales and service revenues. The Company adopted ASU 2017-07 on January 1, 2018 using the retrospective method and does not expect the impact to 2017 and 2016 operating income to be material when it is recast to reflect the new standard. The Company does not expect ASU 2017-07 to have a material impact on its consolidated statements of financial position, cash flows, accounting processes, or internal controls.

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

In connection with and as a result of the decision to wind down shipbuilding at the Avondale facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. Pursuant to applicable provisions of the Federal Acquisition Regulation ("FAR") and Cost Accounting Standards for the treatment of restructuring and shutdown related costs, the Company has been amortizing the deferred costs over a five year period since 2014, when the Company ceased shipbuilding construction operations at the Avondale facility.

The Company engaged in communications and negotiations with the U.S. Government beginning in 2010 regarding the amount and recovery of the Company's restructuring and shutdown costs. On November 16, 2017, the U.S. Government and the Company reached a settlement of the Company’s claim for restructuring costs. Under the terms of the settlement, $251 million is being treated as allowable costs. Any future gain or loss associated with disposition of the land, facilities, and capital assets located at Avondale was excluded from the settlement and will be recorded by the Company at the time of disposition. The settlement was consistent with management’s cost recovery expectations and did not have a material effect on the Company's consolidated financial position or results of operations. The Company anticipates that a majority of these restructuring and shutdown related costs will be billed to the U.S. Government and collected by the end of 2018.

Effective July 31, 2017, the Company entered into a Purchase and Sale Agreement with a potential buyer of the Avondale facility. After conducting due diligence on the property, the potential buyer has the right to determine whether or not to proceed to closing. As of December 31, 2017, the assets related to the Avondale facility were recorded at $23 million in land within property, plant, and equipment, net and $124 million in contract working capital within inventoried costs, accounts receivable and advance payments and billings in excess of revenues in the consolidated statements of financial position.

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

6. ACQUISITIONS

On December 1, 2016, the Company acquired, for approximately $369 million in cash, net of $27 million of cash acquired, Camber Holding Corporation ("Camber"), a provider of mission-based and information technology solutions to the U.S. Government. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. For the year ended December 31, 2017, Camber contributed revenues of $309 million and operating income of $8 million. In connection with this acquisition, the Company recorded $261 million of goodwill, all of which was allocated to its Technical Solutions segment, primarily related to the value of Camber's workforce, and $76 million of intangible assets related to existing contract backlog. See Note 11: Goodwill and Other Intangible Assets. For the year ended December 31, 2017, the Company recorded a goodwill adjustment of $17 million, primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustment. The assets, liabilities, and results of operations of Camber are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On January 30, 2015, the Company acquired, for approximately $6 million in cash, the assets of the Engineering Solutions Division ("ESD") of The Columbia Group. ESD, a leading designer and builder of unmanned underwater vehicles for domestic and international customers, is operating as the Undersea Solutions Corporation ("USC"). As the U.S. Navy increases employment of unmanned vehicles in both the surface and undersea domains, this acquisition enhances the Company's ability to compete in these markets. In connection with this acquisition, the Company recorded $4 million of goodwill, all of which was allocated to its Newport News segment, primarily attributed to USC's specialized and skilled employees, and $1 million of intangible assets, primarily related to technology. See Note 12: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of USC are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

7. STOCKHOLDERS' EQUITY

Common Stock - Changes in the Company's number of outstanding shares for the year ended December 31, 2017, resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 19: Stock Compensation Plans.

Treasury Stock - In October 2015, the Company's board of directors authorized an increase in the stock repurchase program from $600 million to $1.2 billion. In November 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program from October 31, 2019, to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2017, the Company repurchased 1,417,808 shares at an aggregate cost of $288 million, of which $2 million was not yet settled for cash as of December 31, 2017. For the years ended December 31, 2016 and 2015, the Company repurchased 1,266,192 and 1,987,550 shares, respectively, at aggregate costs of $192 million and $234 million, respectively, of which $2 million was not yet settled for cash as of December 31, 2015. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In November 2017, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.60 per share to $0.72 per share. In November 2016, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.50 per share to $0.60 per share. In October 2015, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.40 per share to $0.50 per share. The Company paid cash dividends totaling $115 million ($2.52 per share), $98 million ($2.10 per share), and $81 million ($1.70 per share) in the years ended December 31, 2017, 2016, and 2015, respectively.

Accumulated Other Comprehensive Income - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of December 31, 2017 and 2016, was comprised of unamortized benefit plan costs of $906 million and $948 million, respectively, and other comprehensive income (loss) items of $6 million and $(3) million, respectively.

The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2017, 2016, and 2015, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2014	$(864)	$2	$(862)
Other comprehensive income (loss) before reclassifications	(53)	(5)	(58)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	88	—	88
Tax benefit (expense) for items of other comprehensive income	(13)	1	(12)
Net current period other comprehensive income (loss)	21	(4)	17
Balance as of December 31, 2015	(843)	(2)	(845)
Other comprehensive income (loss) before reclassifications	(249)	(1)	(250)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	78	—	78
Tax benefit (expense) for items of other comprehensive income	67	—	67
Net current period other comprehensive income (loss)	(105)	(1)	(106)
Balance as of December 31, 2016	(948)	(3)	(951)
Other comprehensive income (loss) before reclassifications	(34)	14	(20)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	93	—	93
Tax benefit (expense) for items of other comprehensive income	(17)	(5)	(22)
Net current period other comprehensive income (loss)	42	9	51
Balance as of December 31, 2017	$(906)	$6	$(900)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 18: Employee Pension and Other Postretirement Benefits. The tax expense associated with amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015, was $36 million, $27 million, and $30 million, respectively.

8. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2017	2016	2015
Net earnings (loss)	$479	$573	$404

Weighted-average common shares outstanding	45.7	46.8	47.9
Net effect of dilutive stock options and awards	0.1	0.4	0.4
Dilutive weighted-average common shares outstanding	45.8	47.2	48.3

Earnings (loss) per share - basic	$10.48	$12.24	$8.43
Earnings (loss) per share - diluted	$10.46	$12.14	$8.36

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects 0.3 million Restricted Performance Stock Rights ("RPSRs") for the year ended December 31, 2017. The amounts presented above for the year ended December 31, 2016, exclude the impact of 0.1 million stock options and 0.3 million RPSRs under the treasury stock method. The amounts presented above for the year ended December 31, 2015, exclude the impact of 0.3 million stock options and 0.7 million RPSRs under the treasury stock method.

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

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derived over 95% of its revenues from the U.S. Government for each of the years ended December 31, 2017, 2016, and 2015, respectively.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

The following table presents the Company's operating results by segment.

	Year Ended December 31
($ in millions)	2017	2016	2015
Sales and Service Revenues
Ingalls	$2,420	$2,389	$2,188
Newport News	4,164	4,089	4,298
Technical Solutions	952	691	616
Intersegment eliminations	(95)	(101)	(82)
Total sales and service revenues	$7,441	$7,068	$7,020
Operating Income (Loss)
Ingalls	$313	$321	$379
Newport News	354	386	401
Technical Solutions	21	8	(113)
Total segment operating income (loss)	688	715	667
Non-segment factors affecting operating income (loss)
FAS/CAS Adjustment	189	145	104
Non-current state income taxes	(12)	(2)	(2)
Total operating income (loss)	$865	$858	$769

Sales transactions between segments are generally recorded at cost.

Goodwill and Intangible Asset Impairment Charges - The operating loss at the Technical Solutions segment for the year ended December 31, 2015, reflects goodwill impairment charges of $75 million and intangible asset impairment charges of $27 million.

Other Financial Information

The following tables present the Company's assets, capital expenditures, and depreciation and amortization by segment.

	December 31
($ in millions)	2017	2016	2015
Assets
Ingalls	$1,385	$1,362	1,324
Newport News	3,350	3,169	3,061
Technical Solutions	642	692	303
Corporate	997	1,129	1,336
Total assets	$6,374	$6,352	$6,024

	Year Ended December 31
($ in millions)	2017	2016	2015
Capital Expenditures(1)
Ingalls	$131	$97	$53
Newport News	224	176	130
Technical Solutions	6	8	5
Corporate	—	4	—
Total capital expenditures	$361	$285	$188
(1) Net of grant proceeds for capital expenditures

	Year Ended December 31
($ in millions)	2017	2016	2015
Depreciation and Amortization(1)
Ingalls	$73	$68	$65
Newport News	107	109	102
Technical Solutions	25	9	13
Total depreciation and amortization	$205	$186	$180
(1) Excluding amortization of debt issuance costs

10. ACCOUNTS RECEIVABLE, NET

Accounts receivable includes unbilled amounts that represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Accounts receivable billed but not paid by customers under retainage provisions in long-term contracts were $64 million and $46 million as of December 31, 2017 and 2016, respectively, substantially all of which were under U.S. Government contracts. Accounts receivable at December 31, 2017, are expected to be collected in 2018, except for approximately $77 million due in 2019 and $65 million due in or after 2020.

Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were comprised of the following:

	December 31
($ in millions)	2017	2016
Due From U.S. Government
Amounts billed	$277	$249
Recoverable costs and accrued profit on progress completed - unbilled	733	830
	1,010	1,079
Due From Other Customers
Amounts billed	167	69
Recoverable costs and accrued profit on progress completed - unbilled	26	20
	193	89
Total accounts receivable	1,203	1,168
Allowances for doubtful accounts	(15)	(4)
Total accounts receivable, net	$1,188	$1,164

The Company has limited exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected customer accounts and a review of its currently outstanding accounts receivable. For the three months ended March 31, 2017, the Company recorded a $29 million allowance for doubtful accounts within the Technical Solutions segment related to a commercial customer’s petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. For the three months ended June 30, 2017, and September 30, 2017, the Company released $7 million and $13 million, respectively, of the allowance for doubtful accounts following its receipt of bankruptcy related payments from its commercial customer. Additionally, certain payments totaling $28 million received from this customer may be reclaimed by the bankruptcy trustee if any such payments are determined to have been a preferential payment or similar transaction under applicable bankruptcy laws.

11. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

	December 31
($ in millions)	2017	2016
Production costs of contracts in process	$90	$116
Raw material inventory	93	94
Total inventoried costs, net	$183	$210

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

In connection with the Company’s annual goodwill impairment test as of November 30, 2017, management tested goodwill for each of its four reporting units. As a result of its annual goodwill impairment test, the Company determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2017.

In connection with the Company’s annual goodwill impairment test as of November 30, 2016, management tested goodwill for each of its four reporting units. As a result of its annual goodwill impairment test, the Company determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2016.

In conjunction with the Company's realignment of its operations on December 1, 2016, the Company allocated goodwill among new and realigned reporting units based on the relative fair values of the reporting units being realigned. As a result, during the fourth quarter of 2016, the Company performed a quantitative assessment of goodwill immediately after the realignment for each of the reporting units impacted by the Company's realignment. Based on this quantitative assessment, no impairment charge was necessary as a result of the realignment.

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

Accumulated goodwill impairment losses as of each of December 31, 2017 and 2016, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of December 31, 2017, and 2016, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of December 31, 2017, and 2016, were $1,187 million. The accumulated goodwill impairment losses for the Technical Solutions segment as of each of December 31, 2017 and 2016, were $122 million.

During the year ended December 31, 2017, the Company recorded a goodwill adjustment of $17 million in the Technical Solutions segment, primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustment, related to the acquisition of Camber. For the year ended December 31, 2016, the Company recorded $278 million of goodwill related to its acquisition of Camber.

For the years ended December 31, 2017 and 2016, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2015	$175	$721	$60	$956
Acquisitions	—	—	278	278
Balance as of December 31, 2016	175	721	338	1,234
Adjustments	—	—	(17)	(17)
Balance as of December 31, 2017	$175	$721	$321	$1,217

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

In connection with the Camber purchase in 2016, the Company recorded $76 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of 10 years. In connection with the USC purchase in 2015, the Company recorded $1 million of intangible assets pertaining to technology, to be amortized using the pattern of benefits method over a weighted-average life of 19 years.

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense for the years ended December 31, 2017, 2016, and 2015, was $40 million, $23 million, and $26 million, respectively.

The Company expects amortization for purchased intangible assets of $36 million in 2018, $32 million in 2019, $28 million in 2020, $26 million in 2021, and $24 million in 2022.

13. INCOME TAXES

Tax Reform - The Tax Act, signed into law on December 22, 2017, provides for significant changes to U.S. federal income tax law, including a provision that allows for full expensing of certain qualified property, reduction of the federal corporate income tax rate from 35.0% to 21.0%, repeal of the manufacturing deduction, and further limitations on the deductibility of certain executive compensation. The Tax Act contains other provisions that are not expected to materially affect the Company, including requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, limitations on the deductibility of interest expense, and the creation of the base erosion anti-abuse tax.

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act, including a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. Provisional estimates for the income tax effects of the Tax Act can be recorded where a company’s accounting is incomplete but a reasonable estimate can be determined. If a company cannot determine a provisional estimate for the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before enactment of the Tax Act.

There are no material elements of the Tax Act for which the Company’s accounting is complete. While the Company's accounting for the following elements of the Tax Act is incomplete, the Company was able to make reasonable estimates of certain effects of such elements. Accordingly, the Company recorded provisional adjustments for the following significant items:

Reduction of the U.S. federal corporate income tax rate: Beginning January 1, 2018, the Company’s income will be taxed at a 21.0% federal rate, in contrast to the previous rate of 35.0%. Under ASC 740, Income Taxes, deferred tax assets or liabilities must be recalculated as of the enactment date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. Consequently, the Company has recorded provisional decreases in its deferred tax assets and deferred tax liabilities of $252 million and $196 million, respectively, with a corresponding net adjustment to deferred income tax expense of $56 million for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in the U.S. federal rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, accounting method changes for tax purposes that could result in adjustments to federal temporary differences.

Acceleration of Depreciation: While the Company has not completed its determination of all capital expenditures that qualify for immediate expensing, for the year ended December 31, 2017, the Company recorded a provisional benefit of $8 million based on its current intent to fully expense all qualifying expenditures. This resulted in a decrease of approximately $8 million to the Company's current income taxes payable and a corresponding decrease in its net deferred tax asset excluding the effect of the reduction in the U.S. federal corporate tax rate.

The Company’s accounting for the following element of the Tax Act is incomplete and the Company is not yet able to make a reasonable estimate of the effect. Accordingly, no provisional adjustment was recorded.

Executive Compensation: Effective January 1, 2018, the performance-based compensation exception to the $1 million deduction limitation of Internal Revenue Code Section 162(m) is repealed and the employees subject to the $1 million deduction limitation are revised to include the chief executive officer, the chief financial officer, and the next three most highly compensated employees required to be reported in the Company’s proxy statement. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance based, will count toward the $1 million annual deduction limit if paid to an executive subject to Section 162(m). The Company has not yet completed an analysis of the binding contract requirement on the Company's various compensation plans to determine the impact of the law change.

The Company's earnings are primarily domestic and its effective tax rate on earnings from operations for the year ended December 31, 2017, was 38.0%, compared with 26.9% and 36.1% for 2016 and 2015, respectively.

For the year ended December 31, 2017, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the increase in deferred federal tax expense attributable to the recalculation of the Company's net deferred tax asset to reflect the impact of the federal tax rate decrease included in the Tax Act, partially offset by the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction. For the year ended December 31, 2016, the Company’s effective tax rate differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, a remeasurement of uncertain tax positions that resulted in a decrease in cumulative unrecognized tax benefits, and the domestic manufacturing deduction. The Company’s effective tax rate for the year ended December 31, 2015, differed from the federal statutory rate primarily as a result of the amount of the goodwill impairment that is not amortizable for tax purposes and other non-deductible expenses, partially offset by the domestic manufacturing deduction.

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

In connection with the spin-off from Northrop Grumman, HII entered into a Tax Matters Agreement with Northrop Grumman, which governs the respective rights, responsibilities, and obligations of Northrop Grumman and the Company with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding U.S. federal, state, local, and foreign income taxes, other taxes, and related tax returns. The Company is severally liable with Northrop Grumman for its income taxes for periods before the spin-off. HII is obligated to indemnify Northrop Grumman for tax adjustments that increase the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative reduction in HII's taxable income for periods after the spin-off. Northrop Grumman is obligated to indemnify HII for tax adjustments that decrease the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative increase in HII's taxable income for periods after the spin-off. These payment obligations only apply once the aggregate tax liability related to tax adjustments exceeds $5 million. Once the aggregate amount is exceeded, only the amount in excess of $5 million is ultimately required to be paid. In 2016 and prior years, HII incurred non-cash federal and state tax adjustments for items governed by the Tax Matters Agreement. The federal tax expense (benefit) adjustment is reported as a component of tax expense, while the state tax expense (benefit) adjustment is treated as an allowable cost in the applicable period under the terms of the Company's existing contracts and is included in general and administrative expenses. In 2016, Northrop Grumman settled with the IRS for the years 2007 through the date of the spin-off, during which HII was part of its consolidated tax returns. Northrop Grumman’s 2007 through 2011 federal tax returns are currently subject to examination due to the filing of refund claims for those years.

Federal and foreign income tax expense for the years ended December 31, 2017, 2016, and 2015, consisted of the following:

	Year Ended December 31
($ in millions)	2017	2016	2015
Income Taxes on Operations
Federal and foreign income taxes currently payable	$121	$134	$242
Change in deferred federal and foreign income taxes	172	77	(14)
Total federal and foreign income taxes	$293	$211	$228

Earnings and income tax from foreign operations are not material for all periods presented.

Income tax expense differed from the amount based on the statutory federal income tax rate applied to earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2017	2016	2015
Income tax expense (benefit) on operations at statutory rate	$270	$274	$221
Provisional deferred tax asset revaluation - Tax Act	56	—	—
Goodwill impairment	—	—	11
Stock compensation - net excess tax benefits	(25)	(29)	—
Manufacturing deduction	(12)	(21)	(10)
Uncertain tax positions	—	(15)	—
Other, Net	4	2	6
Total federal and foreign income taxes	$293	$211	$228

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

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2017, 2016, and 2015 are summarized in the following table:

	December 31
($ in millions)	2017	2016	2015
Unrecognized tax benefits at beginning of the year	$2	$27	$19
Additions based on tax positions related to the current year	—	1	8
Additions based on tax positions of prior years	—	2	3
Reductions based on tax positions of prior years	—	(15)	—
Settlements	—	(11)	(1)
Statute of limitation expirations	(2)	(2)	(2)
Net change in unrecognized tax benefits	(2)	(25)	8
Unrecognized tax benefits at end of the year	$—	$2	27

As of December 31, 2017 and 2016, the estimated amounts of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of less than $1 million and $2 million, respectively. Assuming sustainment of these positions, as of December 31, 2017 and 2016, the reversal of less than $1 million and $2 million, respectively, of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods.

In 2016, the Company settled a state uncertain tax position through agreement with the applicable taxing authority. The net impact of the settlement was not material to HII’s consolidated financial position, results of operations, or cash flows.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, there was a net decrease in income tax expense of $1 million in 2017 for interest and penalties, resulting in no material liability for interest and penalties as of December 31, 2017. The 2017 changes in interest and penalties related to statute of limitation expirations. In 2016, there was a net decrease in income tax expense of $2 million for interest and penalties, resulting in a total liability of $1 million for interest and penalties as of December 31, 2016. The 2016 changes in interest and penalties related to reductions in prior year tax positions and settlement with a taxing authority. There were no material changes to accrued interest or penalties during 2015, and, as of December 31, 2015, the Company's liability for interest and penalties was $3 million.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States	2011	-	2016
Connecticut	2016	-	2016
Mississippi	2012	-	2016
Virginia	2012	-	2016

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes that it is reasonably possible that during the next 12 months the Company's liability for uncertain tax positions may decrease by less than $1 million due to resolution of a federal uncertain tax position.

During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. The Company is part of the IRS Compliance Assurance Process program for the 2014 through 2018 tax years. Open tax years related to state jurisdictions remain subject to examination.

Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. As described above, deferred tax assets and liabilities are calculated as of the balance sheet date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. As a result of the reduction in the corporate income tax rate from 35.0% to 21.0% under the Tax Act, the Company revalued its net deferred tax assets as of December 31, 2017. Net deferred tax assets are classified as long-term deferred tax assets in the consolidated statements of financial position.

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2017	2016
Deferred Tax Assets
Retirement benefits	$263	$568
Workers' compensation	167	251
Reserves not currently deductible for tax purposes	44	56
Stock-based compensation	11	16
Net operating losses and tax credit carry-forwards	21	22
Other	—	7
Gross deferred tax assets	506	920
Less valuation allowance	12	11
Net deferred tax assets	494	909
Deferred Tax Liabilities
Depreciation and amortization	223	320
Contract accounting differences	51	108
Purchased intangibles	106	167
Gross deferred tax liabilities	380	595
Total net deferred tax assets	$114	$314

As of December 31, 2017, the Company had gross state income tax credit carry-forwards of approximately $20 million, which expire from 2018 through 2020. A deferred tax asset of approximately $16 million (net of federal benefit) has been established related to these state income tax credit carry-forwards, with a valuation allowance of $7 million against such deferred tax asset as of December 31, 2017. The Company had a gross state net operating loss carry-forward of $39 million, which expires in 2027. A deferred tax asset of approximately $3 million (net of federal benefit) has been established for the net operating loss carry-forward, with a full valuation allowance as of December 31, 2017. Other state and foreign net operating loss carry-forwards are separately and cumulatively immaterial to the Company’s deferred tax balances and expire between 2026 and 2036.

14. DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2017	2016
Senior notes due December 15, 2021, 5.000%	—	600
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(26)	(27)
Total long-term debt	1,279	1,278

Credit Facility - In November 2017, the Company terminated its Second Amended and Restated Credit Agreement and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit rating, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s leverage ratio. The commitment fee rate as of December 31, 2017 was 0.25% and may vary between 0.20% and 0.30%.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

In July 2015, the Company used cash on hand to repay all amounts outstanding under a prior credit facility, including $345 million in principal amount of outstanding term loans.

As of December 31, 2017, $15 million in letters of credit were issued but undrawn, and the remaining $1,235 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $11 million and $8 million as of December 31, 2017 and 2016, respectively.

Senior Notes - In December 2017, the Company issued $600 million aggregate principal amount of unregistered 3.483% senior notes with registration rights due December 2027, the net proceeds of which were used to repurchase the Company's 5.000% senior notes due in 2021 in connection with the 2017 redemption described below. In November 2015, the Company issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025, the net proceeds of which were used to repurchase the Company's 7.125% senior notes due in 2021 in connection with the 2015 tender offer and redemption described below. Interest on the Company's senior notes is payable semi-annually.

The terms of the 5.000% and 3.483% senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $15 million and $19 million as of December 31, 2017 and 2016, respectively.

Tender Offers and Redemptions - During the fourth quarter of 2017, the Company completed a redemption of $600 million aggregate principal amount of its 5.000% senior notes due in 2021.

During the fourth quarter of 2015, the Company completed a tender offer, followed by a redemption of untendered notes, to purchase for cash an aggregate principal amount of $600 million of its 7.125% senior notes due in 2021.

Early Extinguishment of Debt - Details of the loss on early extinguishment of debt related to the Company's prior credit facility and refinancing of senior notes, which was included in interest expense, were as follows:

	Year Ended December 31
($ in millions)	2017	2016	2015
Redemption and tender premiums and fees	$15	$—	$33
Write-off of unamortized debt issuance costs	7	—	11
Total loss on early extinguishment of debt	$22	$—	$44

Mississippi Economic Development Revenue Bonds - As of each of December 31, 2017 and 2016, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024. While repayment of principal and interest is guaranteed by Northrop Grumman Systems Corporation, HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty. In accordance with the terms of the bonds, the proceeds were used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of December 31, 2017 and 2016, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds ("GO Zone IRBs") issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028. In accordance with the terms of the bonds, the proceeds were used to finance the construction, reconstruction, and renovation of the Company's interest in certain ship manufacturing and repair facilities, or portions thereof, located in the state of Mississippi.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the year ended December 31, 2017.

The estimated fair values of the Company's total long-term debt, including current portions, as of December 31, 2017 and December 31, 2016, were $1,361 million and $1,372 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms, and maturities, which fall within Level 2 under the fair value hierarchy.

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

False Claims Act Complaints - In 2015, the Company received a Civil Investigative Demand from the Department of Justice ("DoJ") relating to an investigation of certain allegedly non-conforming parts the Company purchased from one of its suppliers for use in connection with U.S. Government contracts. The Company has cooperated with the DoJ in connection with its investigation. In 2016, the Company was made aware that it is a defendant in a False Claims Act lawsuit filed under seal in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of the allegedly non-conforming parts from the supplier. Depending upon the outcome of this matter, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The matter remains sealed and given the current posture of the matter, the Company is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

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

In June 2015, the DoJ informed the Company that it was investigating the matters disclosed by the Company to the DoD in January 2013. In August 2017, the Company settled the matters with the DoJ. The settlement did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the years ended December 31, 2017, 2016, and 2015 was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

The Company is party to various other claims and legal proceedings that arise in the ordinary course of business. Although the Company believes that the resolution of these other claims and legal proceedings will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for previously unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based on contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2017, recognized amounts related to claims and requests for equitable adjustment were not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming, and other business arrangements to support the Company's products and services. The Company generally strives to limit its exposure under these arrangements to its investment or the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement.

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of December 31, 2017, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2017, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable shares of remediation costs, the Company may incur costs exceeding those already estimated and accrued. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies primarily to support the Company's self-insured workers' compensation plans. As of December 31, 2017, the Company had $15 million in standby letters of credit issued but undrawn, as indicated in Note 14: Debt, and $258 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 38,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, one of which covers approximately 50% of Newport News employees and was renewed July 2017. The remaining collective bargaining agreements at Newport News expire August 2018, December 2018, and November 2020. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement. The Company believes its relationship with its employees is satisfactory.

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

Operating Leases - Rental expense for operating leases for the years ended December 31, 2017, 2016, and 2015, was $63 million, $69 million, and $62 million, respectively. These amounts are net of immaterial amounts of sublease rental income. The amounts of minimum rental commitments under long-term non-cancellable operating leases for each of the years 2018 through 2022 and thereafter are:

($ in millions)
2018	$39
2019	35
2020	28
2021	24
2022	17
Thereafter	51
Total	$194

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

18. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides defined benefit pension plans and postretirement benefit plans to eligible employees. Non-collectively bargained defined benefit pension benefits accruing under the traditional years of service and compensation formula were amended in 2009 to freeze future service accruals and have been replaced with a cash balance benefit for all current non-collectively bargained employees. Except for the major collectively bargained plan at Ingalls, the Company's qualified defined benefit pension plans are frozen to new entrants. The Company's policy is to fund its qualified defined benefit pension plans at least to the minimum amounts required under U.S. Government regulations.

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

The Company also sponsors 401(k) defined contribution pension plans in which most employees, including certain hourly employees, are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2017, 2016, and 2015, were $78 million, $71 million, and $73 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the qualified limits. The liabilities related to these plans as of December 31, 2017, were $182 million and $32 million, respectively, and as of December 31, 2016, were $154 million and $29 million, respectively. Assets, primarily in the form of Level 1 marketable securities held in grantor trusts, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2017 and 2016, were $94 million and $82 million, respectively, of which $61 million and $51 million, respectively, were related to the non-qualified defined benefit pension plans.

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

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2017, 2016, and 2015, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$146	$133	$150	$10	$10	$13
Interest cost	266	262	242	24	25	27
Expected return on plan assets	(367)	(346)	(351)	—	—	—
Amortization of prior service cost (credit)	20	18	19	(20)	(19)	(20)
Amortization of net actuarial loss (gain)	97	84	86	(4)	(6)	2
Net periodic benefit cost	$162	$151	$146	$10	$10	$22

The funded status of the Company's pension and other postretirement plans as of December 31, 2017 and 2016, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,050	$5,635	$578	$566
Service cost	146	133	10	10
Interest cost	266	262	24	25
Plan participants' contributions	4	8	8	8
Plan amendments	74	—	(10)	—
Actuarial loss (gain)	457	216	(15)	9
Benefits paid	(219)	(204)	(42)	(40)
Benefit obligation at end of year	6,778	6,050	553	578
Change in Plan Assets
Fair value of plan assets at beginning of year	4,911	4,613	—	—
Actual return on plan assets	840	321	—	—
Employer contributions	301	173	34	32
Plan participants' contributions	4	8	8	8
Benefits paid	(219)	(204)	(42)	(40)
Fair value of plan assets at end of year	5,837	4,911	—	—
Funded status	$(941)	$(1,139)	$(553)	$(578)

Amounts Recognized in the Consolidated Statements of Financial Position:
Pension plan assets(1)	$6	$—	$—	$—
Current liability (2)	(25)	(23)	(139)	(147)
Non-current liability (3)	(922)	(1,116)	(414)	(431)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	122	68	(75)	(86)
Net actuarial loss (gain)	1,477	1,589	(18)	(6)

(1)	Included in miscellaneous other assets.

(2)	Included in other current liabilities and current portion of postretirement plan liabilities, respectively.

(3)	Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $6,596 million, $6,202 million, and $5,837 million, respectively, as of December 31, 2017, and $5,896 million, $5,530 million, and $4,911 million, respectively, as of December 31, 2016. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $5,386 million and $4,440 million, respectively, as of December 31, 2017, and $6,050 million and $4,911 million, respectively, as of December 31, 2016.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $5,001 million and $4,440 million, respectively, as of December 31, 2017, and $5,672 million and $4,911 million, respectively, as of December 31, 2016. The ABO for all pension plans was $6,367 million and $5,672 million as of December 31, 2017 and 2016, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2017	2016	2015	2017	2016	2015
Prior service cost (credit)	$(74)	$—	$—	$10	$—	$—
Amortization of prior service cost (credit)	20	18	19	(20)	(19)	(20)
Net actuarial loss (gain)	16	(241)	(144)	15	(9)	91
Amortization of net actuarial loss (gain)	97	84	86	(4)	(6)	2
Other	(1)	1	(1)	—	—	1
Total changes in accumulated other comprehensive income (loss)	$58	$(138)	$(40)	$1	$(34)	$74

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2017, expected to be recognized as components of net periodic expense in 2018 were as follows:

($ in millions)	Pension Benefits	Other Benefits
Prior service cost (credit)	$23	$(22)
Net loss	82	(3)
Total	$105	$(25)

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
	2017	2016	2015
Discount rate	4.47%	4.73%	4.34%
Expected long-term rate on plan assets	7.25%	7.50%	7.50%
Rate of compensation increase	3.68%	3.66%	3.64%

	Other Benefits
	2017	2016	2015
Discount rate	4.38%	4.58%	4.22%
Initial health care cost trend rate assumed for next year	6.50%	7.00%	7.00%
Gradually declining to a rate of	5.00%	5.00%	5.00%
Year in which the rate reaches the ultimate rate	2025	2024	2023

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
	2017	2016	2017	2016
Discount rate	3.82%	4.47%	3.85%	4.38%
Rate of compensation increase	3.71%	3.68%
Initial health care cost trend rate assumed for next year			6.00%	6.50%
Gradually declining to a rate of			4.50%	5.00%
Year in which the rate reaches the ultimate rate			2025	2025

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections on December 31, 2017, the Company selected an expected initial health care cost trend rate of 6.00% and an ultimate health care cost trend rate of 4.50% to be reached in 2025. On December 31, 2016, the Company assumed an expected initial health care cost trend rate of 6.50% and an ultimate health care cost trend rate of 5.00% to be reached in 2025.

A one percent change in the assumed health care cost trend rates would have the following effects on 2017 results:

	1 Percentage Point
($ in millions)	Increase	Decrease
Effect on postretirement benefit expense	$2	$(2)
Effect on postretirement benefit obligations	26	(25)

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief, defines the minimum amount that must be contributed to the Company's qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the funded status of each plan. The Company made the following contributions to its pension and other postretirement plans for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31
($ in millions)	2017	2016	2015
Pension plans
Discretionary
Qualified	$294	$167	$99
Non-qualified	7	6	4
Other benefit plans	34	32	33
Total contributions	$335	$205	$136

In the third quarter of 2017, the Company concluded negotiations on one of its collective bargaining agreements, which required an amendment to one of its pension plans. As a result of the amendment, the remeasurement of the plan increased the pension liability and pre-tax accumulated other comprehensive loss by approximately $76 million.

For the year ending December 31, 2018, the Company expects its cash contributions to its qualified defined benefit pension plans to be $508 million, all of which will be discretionary. For the year ending December 31, 2018, the Company expects its cash contributions to its postretirement benefit plans to be approximately $35 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations as of December 31, 2017. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2018	$233	$35	$—
2019	249	36	—
2020	266	38	—
2021	285	40	—
2022	306	41	—
Years 2023 to 2027	$1,830	$201	$2

Pension Plan Assets

Pension assets include public equities, government and corporate bonds, cash and cash equivalents, private real estate funds, private partnerships, hedge funds, and other assets. Plan assets are held in a master trust and overseen by the Company's Investment Committee. All assets are externally managed through a combination of active and passive strategies. Managers may only invest in the asset classes for which they have been appointed.

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee has set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2017, as follows:

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

Private partnership interests include debt and equity investments. These investments are valued based on NAVs or their equivalents, adjusted for capital calls and distributions, from the respective general partners. The terms of the partnerships range from seven to ten or more years, and investors do not have the option to redeem their interests in these partnerships. As of December 31, 2017, unfunded commitments to private partnerships were $112 million.

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

	December 31, 2017
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,270	$1,270	$—	$—
Government and agency debt securities	409	—	409	—
Corporate and other debt securities	1,287	—	1,287	—
Group annuity contract	3	—	3	—
Cash and cash equivalents	—	—	—	—

Net plan assets subject to leveling	$2,969	$1,270	$1,699	$—

Plan assets not subject to leveling
U.S. and international equities (a)	2,012
Corporate and other debt securities	165
Real estate investments	279
Private partnerships	16
Hedge funds	281
Cash and cash equivalents, net (b)	115
Total plan assets not subject to leveling	2,868

Net plan assets	$5,837

(a)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in commingled trust funds.

(b)
Cash and cash equivalents are liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle.

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

(b)
Cash and cash equivalents are liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle.

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is primarily for gaining market exposure in an unlevered manner or hedging investment risks. The fair market value of the pension master trust's derivatives through direct or separate account investments resulted in a net liability of approximately $1 million and $2 million as of December 31, 2017 and 2016, respectively.

There was no activity attributable to Level 3 retirement plan assets during the years ended December 31, 2017 and 2016.

19. STOCK COMPENSATION PLANS

As of December 31, 2017, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan") and the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan").

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

The 2012 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant. Stock awards, in the form of RPSRs, restricted stock rights ("RSRs"), and stock rights, are granted to key employees and members of the board of directors without payment to the Company. The 2012 Plan authorized (i) 3.4 million new shares; plus (ii) any shares subject to outstanding awards under the 2011 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2011 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2017, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2012 Plan was 4.1 million.

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

The Company issued the following stock awards in the years ended December 31, 2017, 2016, and 2015:

Restricted Performance Stock Rights - For the year ended December 31, 2017, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $218.54. These rights are subject to cliff vesting on December 31, 2019. For the year ended December 31, 2016, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $134.53. These rights are subject to cliff vesting on December 31, 2018. For the year ended December 31, 2015, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $142.02. These rights were fully vested as of December 31, 2017. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Restricted Stock Rights - Retention stock awards are granted to key employees primarily to ensure business continuity. In 2017 the Company granted approximately 3,100 RSRs at a weighted average share price of $188.13, with cliff vesting two years from the grant date. In 2015, the Company granted approximately 3,000 RSRs at a weighted average share price of $115.50, with cliff vesting one year from the grant date. As of December 31, 2017, approximately 3,100 of these RSRs were outstanding.

For the year ended December 31, 2017, 0.4 million stock awards vested, of which approximately 0.2 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2016, 0.8 million stock awards vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2015, 0.9 million stock awards vested, of which approximately 0.4 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

Stock Rights and Stock Issuances - The Company granted stock rights to its non-employee directors on a quarterly basis in 2017, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain ownership guidelines, the non-employee director may elect under the terms of the Directors’ Compensation Policy and Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

The stock award activity for the years ended December 31, 2017, 2016, and 2015, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2014	1,311	$51.23	0.7 years
Granted	163	140.48
Adjustment due to performance	315	36.36
Vested	(865)	36.36
Forfeited	(33)	83.44
Outstanding as of December 31, 2015	891	75.73	0.6 years
Granted	169	134.78
Adjustment due to performance	326	46.75
Vested	(783)	46.75
Forfeited	(25)	127.45
Outstanding as of December 31, 2016	578	113.95	0.8 years
Granted	109	217.02
Adjustment due to performance	163	97.00
Vested	(387)	97.00
Forfeited	(14)	154.75
Outstanding as of December 31, 2017	449	$147.13	0.8 years

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2017, 2016, and 2015 are based on two metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension, weighted at 50%, and pension-adjusted return on invested capital, weighted at 50%.

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

Compensation expense for the outstanding converted stock options was determined at the time of grant by Northrop Grumman. No stock options were granted during the years ended December 31, 2017, 2016, and 2015. The fair value of the stock options was expensed on a straight-line basis over the vesting period of the options. The fair value of each of the stock options was estimated on the date of grant using a Black-Scholes option pricing model.

The stock option activity for the years ended December 31, 2017, 2016, and 2015, was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of December 31, 2014	644	$36.06	1.4 years	$49
Exercised	(111)	46.46
Outstanding as of December 31, 2015	533	33.90	0.6 years	50
Exercised	(271)	30.20
Outstanding as of December 31, 2016	262	37.73	0.1 years	38
Exercised	(262)	37.73
Outstanding as of December 31, 2017	—	$—		$—
Vested as of December 31, 2017	—	$—		$—

Intrinsic value is measured using the fair market value at the date of exercise for stock options exercised or at period end for outstanding stock options, in each case less the applicable exercise price. The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015, was $43 million, $26 million, and $11 million, respectively. The Company issued new shares to satisfy exercised stock options.

Compensation Expense

The Company recorded $34 million, $36 million, and $43 million of expense related to stock awards for the years ended December 31, 2017, 2016, and 2015, respectively. The Company recorded $9 million (net of impact of reduction in statutory federal corporate income tax rate), $14 million, and $17 million as tax benefits related to stock awards and stock options for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company recognized tax benefits for the years ended December 31, 2017, 2016, and 2015, of $28 million, $39 million, and $41 million, respectively, from the issuance of stock in settlement of stock awards, and $17 million, $10 million, and $4 million for the years ended December 31, 2017, 2016, and 2015, respectively, from the exercise of stock options.

Unrecognized Compensation Expense

As of December 31, 2017, the Company had less than $1 million of unrecognized compensation expense associated with RSRs granted in 2017, which will be recognized over a weighted average period of 1.4 years, and $25 million of unrecognized expense associated with RPSRs granted in 2017 and 2016, which will be recognized over a weighted average period of 0.9 years. As of December 31, 2017, the Company had no unrecognized compensation expense related to stock options. Compensation expense for stock options was fully recognized as of December 31, 2013.

20. UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2017 and 2016, are set forth in the following tables:

	Year Ended December 31, 2017
($ in millions, except per share amounts)	1st Qtr	2nd Qtr(1)	3rd Qtr	4th Qtr(2)
Sales and service revenues	$1,724	$1,858	$1,863	$1,996
Operating income (loss)	164	237	237	227
Earnings (loss) before income taxes	147	218	220	187
Net earnings (loss)	119	147	149	64
Dividends declared per share	$0.60	$0.60	$0.60	$0.72
Basic earnings (loss) per share	$2.57	$3.22	$3.28	$1.41
Diluted earnings (loss) per share	$2.56	$3.21	$3.27	$1.41

	Year Ended December 31, 2016
($ in millions, except per share amounts)	1st Qtr(3)	2nd Qtr(4)	3rd Qtr	4th Qtr
Sales and service revenues	$1,763	$1,700	$1,683	$1,922
Operating income (loss)	198	217	175	268
Earnings (loss) before income taxes	177	199	157	251
Net earnings (loss)	136	133	107	197
Dividends declared per share	$0.50	$0.50	$0.50	$0.60
Basic earnings (loss) per share	$2.89	$2.83	$2.28	$4.26
Diluted earnings (loss) per share	$2.87	$2.80	$2.27	$4.20
(1) In the second quarter of 2017, the Company recorded a $30 million favorable cumulative adjustment on a contract at the Ingalls segment.
(2) In the fourth quarter of 2017, the Tax Act resulted in an increase of $56 million to the Company's income tax expense.
(3) In the first quarter of 2016, the Company recorded a $22 million favorable cumulative adjustment on a contract at the Ingalls segment.
(4) In the second quarter of 2016, the Company recorded a $38 million favorable cumulative adjustment on a contract at the Ingalls segment and a $23 million favorable cumulative adjustment on a contract at the Newport News segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2017, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

/s/ C. Michael Petters	/s/ Christopher D. Kastner
C. Michael Petters	Christopher D. Kastner
President and Chief Executive Officer	Executive Vice President, Business Management and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Executive Officers

Information regarding our executive officers may be found under Item 4A.

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all of our employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics and Business Conduct can be found on our internet website at www.huntingtoningalls.com under "Investor Relations—Company Information—Leadership and Governance." A copy of the Code of Ethics and Business Conduct is available to any stockholder who requests it by writing to: Huntington Ingalls Industries, Inc., c/o Office of the Secretary, 4101 Washington Avenue, Newport News, VA 23607. If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on our website.

Our website and information contained on our website or incorporated into our website are not intended to be incorporated into this report on Form 10-K or other filings with the SEC.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation, and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table presents the equity securities available for issuance under our equity compensation plans as of December 31, 2017.

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	448,859	$0.00	4,087,587
Equity compensation plans not approved by security holders(2)	—	—	—
Total	448,859	$0.00	4,087,587
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. Of these shares, 27,123 were stock rights granted under the 2011 Plan. In addition, this number includes 28,763 stock rights, 3,075 restricted stock rights, and 389,898 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement.
(2) There are no awards made under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     1. Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Financial Position
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Equity
Notes to Consolidated Financial Statements

2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts
All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2015
Valuation allowance for deferred tax assets	$14	$(3)	$—	$11
Year Ended December 31, 2016
Valuation allowance for deferred tax assets	11	—	—	11
Year Ended December 31, 2017
Valuation allowance for deferred tax assets	$11	$1	$—	$12
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

4.1
Indenture, dated as of November 17, 2015, by and among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 17, 2015).

4.2
First supplemental indenture, dated as of February 17, 2017, to the indenture, dated as of November 17, 2015, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed November 8, 2017).

4.3
Indenture, dated as of December 1, 2017, by and among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2017).

10.1
Credit Agreement, dated as of November 22, 2017, among Huntington Ingalls Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, and certain other issuing banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2017).

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

10.6
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

10.10
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

10.14
Ingalls Guaranty Performance, Indemnity and Termination Agreement, dated as of March 29, 2011, among Huntington Ingalls Industries, Inc., Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2011).

10.15
Registration Rights Agreement, dated as of December 1, 2017, by and among the Company, certain subsidiaries of the Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 4, 2017).

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

10.19*
First Amendment to Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries As Amended and Restated (effective March 31, 2012) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2012).

10.20*	Huntington Ingalls Industries Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.21*	Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.20 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.22*	First Amendment to the Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2017).

10.23*
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

10.28*
Huntington Ingalls Industries, Inc. Annual Incentive Plan, as amended and restated December 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016).

10.29*
Form of Award Certificate applicable to Non-Employee Director Stock Units Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 27, 2013).

10.30*
Form of Award Certificate applicable to Restricted Performance Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on February 27, 2014).

10.31*
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

10.34*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012).

10.35*	Performance-Based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012).

10.36*	Huntington Ingalls Industries, Inc. Amended and Restated Directors' Compensation Policy

10.37*	Huntington Ingalls Industries, Inc. Directors Compensation Policy--Board Deferred Compensation Policy

11	Computation of Per Share Earnings (provided in Note 8 of the Notes to Consolidated Financial Statements under the caption “Earnings Per Share”).

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2018.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters	President, Chief Executive Officer and Director
C. Michael Petters	(Principal Executive Officer)	February 15, 2018

/s/ Christopher D. Kastner	Executive Vice President, Business
Christopher D. Kastner	Management and Chief Financial Officer
	(Principal Financial Officer)	February 15, 2018

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 15, 2018

/s/ Thomas B. Fargo
Thomas B. Fargo	Chairman	February 15, 2018

/s/ Philip M. Bilden
Philip M. Bilden	Director	February 15, 2018

/s/ Augustus L. Collins
Augustus L. Collins	Director	February 15, 2018

/s/ Kirkland H. Donald
Kirkland H. Donald	Director	February 15, 2018

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 15, 2018

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 15, 2018

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 15, 2018

/s/ John K. Welch
John K. Welch	Director	February 15, 2018

/s/ Stephen R. Wilson
Stephen R. Wilson	Director	February 15, 2018