Form 10-Q
period 2018-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2018-05-03
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 27, 2018, 44,500,498 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2018	2017
Sales and service revenues
Product sales	$1,370	$1,300
Service revenues	504	424
Sales and service revenues	1,874	1,724
Cost of sales and service revenues
Cost of product sales	1,063	1,027
Cost of service revenues	432	353
Income (loss) from operating investments, net	2	2
Other income and gains	2	—
General and administrative expenses	192	178
Operating income (loss)	191	168
Other income (expense)
Interest expense	(15)	(18)
Non-operating retirement expense	18	(4)
Other, net	1	1
Earnings (loss) before income taxes	195	147
Federal and foreign income taxes	39	28
Net earnings (loss)	$156	$119

Basic earnings (loss) per share	$3.48	$2.57
Weighted-average common shares outstanding	44.8	46.3

Diluted earnings (loss) per share	$3.48	$2.56
Weighted-average diluted shares outstanding	44.8	46.4

Dividends declared per share	$0.72	$0.60

Net earnings (loss) from above	$156	$119
Other comprehensive income (loss)
Change in unamortized benefit plan costs	20	22
Other	—	4
Tax benefit (expense) for items of other comprehensive income	(5)	(10)
Other comprehensive income (loss), net of tax	15	16
Comprehensive income (loss)	$171	$135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31 2018	December 31 2017
Assets
Current Assets
Cash and cash equivalents	$528	$701
Accounts receivable, net of allowance for doubtful accounts of $13 million as of each of 2018 and 2017	343	429
Contract assets	1,064	759
Inventoried costs, net	188	183
Prepaid expenses and other current assets	87	123
Total current assets	2,210	2,195
Property, plant, and equipment, net of accumulated depreciation of $1,806 million as of 2018 and $1,770 million as of 2017	2,219	2,215
Goodwill	1,217	1,217
Other intangible assets, net of accumulated amortization of $537 million as of 2018 and $528 million as of 2017	499	508
Deferred tax assets	102	114
Miscellaneous other assets	129	125
Total assets	$6,376	$6,374
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$344	$375
Accrued employees’ compensation	244	245
Current portion of postretirement plan liabilities	139	139
Current portion of workers’ compensation liabilities	252	250
Contract liabilities	190	146
Other current liabilities	294	236
Total current liabilities	1,463	1,391
Long-term debt	1,280	1,279
Pension plan liabilities	887	922
Other postretirement plan liabilities	414	414
Workers’ compensation liabilities	512	509
Other long-term liabilities	102	101
Total liabilities	4,658	4,616
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.1 million shares issued and 44.6 million shares outstanding as of March 31, 2018, and 53.0 million shares issued and 45.1 million shares outstanding as of December 31, 2017	1	1
Additional paid-in capital	1,924	1,942
Retained earnings (deficit)	2,029	1,687
Treasury stock	(1,138)	(972)
Accumulated other comprehensive income (loss)	(1,098)	(900)
Total stockholders’ equity	1,718	1,758
Total liabilities and stockholders’ equity	$6,376	$6,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2018	2017
Operating Activities
Net earnings (loss)	$156	$119
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	41	41
Amortization of purchased intangibles	9	11
Amortization of debt issuance costs	1	2
Provision for doubtful accounts	—	29
Stock-based compensation	7	6
Deferred income taxes	5	12
Change in
Contract balances	(169)	(121)
Inventoried costs	(5)	(20)
Prepaid expenses and other assets	38	11
Accounts payable and accruals	56	22
Retiree benefits	(20)	(14)
Other non-cash transactions, net	1	—
Net cash provided by (used in) operating activities	120	98
Investing Activities
Capital expenditures
Capital expenditure additions	(75)	(58)
Grant proceeds for capital expenditures	2	—
Proceeds from disposition of assets	3	—
Net cash provided by (used in) investing activities	(70)	(58)
Financing Activities
Dividends paid	(32)	(28)
Repurchases of common stock	(166)	(68)
Employee taxes on certain share-based payment arrangements	(25)	(56)
Net cash provided by (used in) financing activities	(223)	(152)
Change in cash and cash equivalents	(173)	(112)
Cash and cash equivalents, beginning of period	701	720
Cash and cash equivalents, end of period	$528	$608
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$1	$4
Cash paid for interest	$1	$1
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$4	$5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2018 and 2017 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2016	$1	$1,964	$1,323	$(684)	$(951)	$1,653
Net earnings (loss)	—	—	119	—	—	119
Dividends declared ($0.60 per share)	—	—	(28)	—	—	(28)
Additional paid-in capital	—	(50)	—	—	—	(50)
Other comprehensive income (loss), net of tax	—	—	—	—	16	16
Treasury stock activity	—	—	—	(72)	—	(72)
Balance as of March 31, 2017	$1	$1,914	$1,414	$(756)	$(935)	$1,638

Balance as of December 31, 2017	$1	$1,942	$1,687	$(972)	$(900)	$1,758
Net earnings (loss)	—	—	156	—	—	156
Dividends declared ($0.72 per share)	—	—	(32)	—	—	(32)
Additional paid-in capital	—	(18)	—	—	—	(18)
Other comprehensive income (loss), net of tax	—	—	—	—	15	15
Treasury stock activity	—	—	—	(166)	—	(166)
Effect of Accounting Standards Update 2014-09	—	—	5	—	—	5
Effect of Accounting Standards Update 2016-01	—	—	11	—	(11)	—
Effect of Accounting Standards Update 2018-02	—	—	202	—	(202)	—
Balance as of March 31, 2018	$1	$1,924	$2,029	$(1,138)	$(1,098)	$1,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is one of America’s largest military shipbuilding companies and a provider of professional services to partners in government and industry. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Technical Solutions. For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. The Technical Solutions segment provides a range of services to the governmental, energy, and oil and gas markets.

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

In August 2011, the Budget Control Act established limits on U.S. Government discretionary spending and provided for potential sequestration cuts to defense spending and non-defense discretionary spending. The Bipartisan Budget Act of 2018 (the "BBA 2018") provided sequestration relief for fiscal years 2018 and 2019. Sequestration remains in effect for fiscal years 2020 and 2021 and could result in significant decreases in DoD spending that could negatively impact the Company's consolidated financial position, results of operations, or cash flows, as well as its estimated recovery of goodwill and other long-lived assets.

Revenue Recognition - Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments. Prior to January 1, 2018, the Company recognized revenue in accordance with Accounting Standards Codification Topic 605-35 Construction-Type and Production-Type Contracts utilizing the cost-to-cost measure of the percentage-of-completion method of accounting, primarily based upon total costs incurred, with incentive fees included in sales when the amounts could be reasonably determined and estimated. Amounts representing change orders, claims, requests for equitable adjustment, or limitations of funding were included in sales only when they could be reliably estimated and realization was probable. For additional information on the new standard and the impact to our results of operations, refer to Note 3: Accounting Standards Updates.

Most of the Company's revenues are derived from long-term contracts for the production of goods and services provided to its U.S. Government customers. The Company generally recognizes revenues on contracts with U.S. Government customers over time using a cost-to-cost measure of progress. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. The Company utilizes the cost-to-cost method to measure performance progress, because it best reflects the continuous transfer of control over the related goods and services to the customer as the Company satisfies its performance obligations.

Where the customer is not a U.S. Government entity, the Company may recognize revenue over time or at a point in time when control transfers upon delivery, depending upon the facts and circumstances of the related arrangement. Where the Company determines that revenue should be recognized over time, the Company utilizes a measure of progress that best depicts the transfer of control of the relevant goods and services to the customer. Generally, the terms and conditions of the contracts result in a transfer of control over the related goods and services as the Company satisfies its performance obligations, and, as a result, the Company recognizes revenue over time using the cost-to-cost method to measure performance progress. The Company may, however, utilize a measure of progress other than cost-to-cost, such as a labor-based measure of progress, or recognize revenue at the point in time at which control is transferred to the customer if the terms and conditions of the arrangement require such accounting.

In using the cost-to-cost method to measure performance progress, certain contracts may include costs that are not representative of performance progress, such as large upfront purchases of uninstalled materials, unexpected waste, or inefficiencies. In these cases, the Company adjusts its measure of progress to exclude such costs, with the goal of better reflecting the transfer of control over the related goods or services to the customer and recognizing revenue only to the extent of the costs incurred that reflect the Company's performance under the contract.

A performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account for which revenue is recognized. To determine the proper revenue recognition method, consideration is given to whether two or more contracts should be combined and accounted for as one contract and whether a single contract consists of more than one performance obligation. For contracts with multiple performance obligations, the contract transaction price is allocated to each performance obligation using an estimate of the standalone selling price based upon expected cost plus a margin at contract inception, which is generally the price disclosed in the contract. Contracts are often modified to account for changes in contract specifications and requirements. In the majority of circumstances, modifications do not result in additional performance obligations that are distinct from the existing performance obligations in the contract and the effects of the modifications are recognized as an adjustment to revenue on a cumulative catch-up basis. Alternatively, in instances where the performance obligations in the modifications are deemed distinct, contract modifications are accounted for prospectively.

The amount of revenue recognized as the Company satisfies performance obligations associated with contracts with customers is based upon the determination of transaction price. Transaction price reflects the amount of consideration to which the Company expects to be entitled for performance under the terms and conditions of the relevant contract and may reflect fixed and variable components, including shareline incentive fees whereby the value of the contract is variable based upon the amount of costs incurred, as well as other incentive fees based upon achievement of contractual schedule commitments or other specified criteria in the contract. Shareline incentive fees are determined based upon the formula under the relevant contract using the Company’s estimated cost to complete each period. The Company generally utilizes a most likely amount approach to estimate variable consideration. In all such instances, the estimated revenues represent those amounts for which we believe a significant reversal of revenue is not probable.

Contract Estimates - In estimating contract costs, the Company utilizes a profit-booking rate based upon performance expectations that takes into consideration a number of assumptions and estimates regarding risks related to technical requirements, feasibility, schedule, and contract costs. Management performs periodic reviews of the contracts to evaluate the underlying risks, which may increase the profit-booking rate as the Company is able to mitigate and retire such risks. Conversely, if the Company is not able to retire these risks, cost estimates may increase, resulting in a lower profit-booking rate.

The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of the Company’s engineers, program managers, and financial professionals. Factors considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity, and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete.

Changes in estimates of sales, costs, and profits on a performance obligation are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on our unaudited condensed consolidated financial position or results of operations for that period.

For the three months ended March 31, 2018 and 2017, net cumulative catch-up adjustments increased operating income by $28 million and $26 million, respectively, and increased diluted earnings per share by $0.50 and $0.37, respectively. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017.

When estimates of total costs to be incurred exceed estimates of total revenue to be earned on a performance obligation related to a complex, construction-type contract, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Accounts Receivable - Accounts receivable include amounts related to any unconditional Company right to receive consideration and are presented as receivables in the unaudited condensed consolidated statement of financial position, separate from other contract balances. Accounts receivable are comprised of amounts billed and currently due from customers. The Company reports accounts receivable net of an allowance for doubtful accounts. Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Contract Assets - Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time, including retention amounts. Contract assets are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long term nature of many of our contracts. Contract assets are transferred to accounts receivable when the right becomes unconditional.

Contract Liabilities - Contract liabilities are comprised of advance payments, billings in excess of revenues, and deferred revenue amounts. Such advances are generally not considered a significant financing component, because they are utilized to pay for contract costs within a one year period. Contract liability amounts are recognized as revenue once the requisite performance progress has occurred.

Inventoried Costs - Inventoried costs primarily relate to company owned raw materials, which are stated at the lower of cost or net realizable value, generally using the average cost method, and costs capitalized pursuant to applicable provisions of the Federal Acquisition Regulation ("FAR") and Cost Accounting Standards. Under the Company's U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

Warranty Costs - Certain of the Company’s contracts contain assurance-type warranty provisions, which generally promise that the service or vessel will comply with agreed upon specifications. In such instances, the Company accrues the estimated loss by a charge to income in the relevant period. In limited circumstances, our complex construction type contracts may provide the customer with an option to purchase a warranty or provide an extended assurance service coupled with the primary assurance warranty. In such cases, we account for the warranty as a separate performance obligation to the extent it is material within the context of the contract. Warranty liabilities are reported within other current liabilities and are not material.

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

For the three months ended March 31, 2018, the Company recognized cash grant benefits of approximately $2 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the three months ended March 31, 2017, the Company recognized no grant benefits.

Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts were valued at $93 million and $94 million as of March 31, 2018, and December 31, 2017, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of available-for-sale investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. As of March 31, 2018, and December 31, 2017, the Company was due $8 million from Northrop Grumman under spin-off related agreements. As of each of March 31, 2018, and December 31, 2017, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

3. ACCOUNTING STANDARDS UPDATES

Effective January 1, 2018, the Company adopted the requirements of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," and related amendments, which provide a single revenue recognition model under which the Company should recognize revenue to portray the transfer of promised goods or service in a manner reflective of the consideration the Company is entitled to in exchange for those goods or services. The Company used the modified retrospective method and related practical expedient in its application of the new standard to those contracts that were not completed as of January 1, 2018, and reflected the cumulative effect of changes in the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018, were presented under Topic 606, while prior period amounts were not adjusted and were reported in accordance with the Company's historic accounting practices under Topic 605.

The adoption of Topic 606 did not have a significant impact on the Company's unaudited condensed consolidated financial statements, contracting and accounting processes, internal controls, or information technology systems. For the consolidated statements of operations and comprehensive income (loss), the new standard supports the recognition of revenue over time under the cost-to-cost input method, which is consistent with the Company’s previous revenue recognition model for a substantial majority of its contracts. The most significant impact of the new standard was the modification and expansion of the Company’s disclosures as they relate to revenues and contract balances. Pre-contract fulfillment costs requiring capitalization are not material.

On the Company’s unaudited condensed consolidated statements of financial position, contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The application of the new standard is materially consistent with the Company’s previous accounting policies related to contract balances. In conformity with the new standard, unbilled accounts receivable were reclassified as contract assets and advance payments and billings in excess of revenue were reclassified as contract liabilities as of March 31, 2018, and December 31, 2017, none of which resulted in a change to total current assets or total current liabilities. As part of the transition, the Company has also classified in contract assets approximately $64 million of retention amounts arising from contractual provisions, since the right to collect is based on certain conditions other than the passage of time. These retention amounts were previously reported within billed accounts receivable. Under Topic 605, the Company included warranty costs specified in a contract as contract costs. Under Topic 606, assurance-type warranty costs are not deemed to be part of a performance obligation and, therefore, are included within warranty liabilities, which are not material.

The adoption of Topic 606 resulted in a cumulative increase to retained earnings of $5 million, net of $1 million tax expense, as of January 1, 2018, driven by changes in contract assets and warranty liabilities. For the three months ended March 31, 2018, product sales, operating income, and net earnings increased by less than $1 million and diluted earnings per share increased by $0.01, due to the adoption of Topic 606.

In January 2016, the FASB issued ASU 2016‑01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," relating to the recognition and measurement of financial assets and liabilities, with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value, with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). The Company adopted this amended guidance on January 1, 2018, using a prospective transition approach, which did not have a significant impact on our unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which establishes a right-of-use model that requires a lessee to record the right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations and comprehensive income (loss). This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those reporting periods. Early adoption is permitted and should be applied using a modified retrospective approach. We intend to adopt the new standard January 1, 2019.

The Company has developed a plan to facilitate its adoption of ASU 2016-02 that identifies and incorporates resource and system requirements and changes to business processes, policies, and internal controls. To support recognition and disclosure of lease obligations under the new standard, the Company has established a multi-functional team comprised of key stakeholders across the organization to execute its implementation plan. The Company is currently evaluating the accounting and disclosure requirements and is in the process of accumulating relevant data to support those requirements.

In March 2017, the FASB issued ASU 2017-07, "Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted.

The Company adopted ASU 2017-07 on January 1, 2018, using the retrospective method, which changed the FAS/CAS Adjustment within operating income, offset by a corresponding change in other income (expense), as a result of reclassifying interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects of net periodic benefit expense. Additionally, the remaining FAS/CAS Adjustment within operating income was reclassified from general and administrative expenses to cost of product sales and service revenues. The adoption of ASU 2017-07 did not have a material impact on the

Company's unaudited condensed consolidated statements of financial position, cash flows, accounting processes, or internal controls.

The following table is a schedule of the impact of adoption of ASU 2017-07 for the three months ended March 31, 2017. The Company has reclassified the following line items on its previously issued consolidated financial statements to conform to the current year presentation.

	As Previously Reported	As Presented
	Three Months Ended	Three Months Ended
(in millions, except per share amounts)	March 31, 2017	March 31, 2017
Cost of product sales	1,070	1,027
Cost of service revenues	363	353
General and administrative expenses	129	178
Operating income (loss)	164	168
Non-operating retirement expense	—	(4)

In May 2017, the FASB issued ASU 2017-10, "Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services," which addresses how an operating entity should determine the customer for operations under a service concession arrangement. The update clarifies that the grantor is the customer of the operation services in all cases for these arrangements. This standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permitted companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of ASU 2017-10 on its consolidated financial statements and disclosures, accounting processes, or internal controls.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). This update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. Effective January 1, 2018, the Company early adopted the amendments in this update prospectively and, accordingly, reclassified the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings. Refer to Note 12: Income Taxes, for further disclosure.

Other pronouncements issued but not effective until after December 31, 2018, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. AVONDALE

In 2010, plans were announced to consolidate the Company's Ingalls shipbuilding operations by winding down shipbuilding at the Avondale, Louisiana facility in 2013 after completion of LPD-class ships that were under construction at this facility. In October 2014, the Company ceased shipbuilding construction operations at the Avondale facility.

In connection with and as a result of the decision to wind down shipbuilding at the Avondale facility, the Company began incurring and paying related costs, including, but not limited to, severance expense, relocation expense, and asset write-downs related to the Avondale facilities. Pursuant to applicable provisions of the FAR and Cost Accounting Standards for the treatment of restructuring and shutdown related costs, the Company began amortizing the deferred costs over a five year period in 2014, when the Company ceased shipbuilding construction operations at the Avondale facility.

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

Effective July 31, 2017, the Company entered into a Purchase and Sale Agreement with a potential buyer of the Avondale facility. After conducting due diligence on the property, the potential buyer has the right to determine whether or not to proceed to closing. As of March 31, 2018, the assets related to the Avondale facility were recorded at $23 million in land within property, plant, and equipment, net in the unaudited condensed consolidated statements of financial position.

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

6. STOCKHOLDERS' EQUITY

Treasury Stock - On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2018, the Company settled for cash $2 million of shares repurchased in the prior year. During the first quarter of 2018, the Company also repurchased 674,365 shares at an aggregate cost of $166 million, of which approximately $3 million was not yet settled for cash as of March 31, 2018. For the three months ended March 31, 2017, the Company repurchased 357,778 shares at an aggregate cost of $72 million, of which approximately $4 million was not yet settled for cash as of March 31, 2017. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position and the unaudited condensed consolidated statements of changes in equity.

Dividends - The Company declared cash dividends per share of $0.72 and $0.60 for the three months ended March 31, 2018 and 2017, respectively. The Company paid cash dividends totaling $32 million and $28 million for the three months ended March 31, 2018 and 2017, respectively.

Accumulated Other Comprehensive Income (Loss) - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of March 31, 2018, was comprised of unamortized benefit plan costs of $1,095 million and other comprehensive loss items of $3 million. The accumulated other comprehensive loss as of December 31, 2017, was comprised of unamortized benefit plan costs of $906 million and other comprehensive income items of $6 million.

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 and 2017, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2016	$(948)	$(3)	$(951)
Other comprehensive income (loss) before reclassifications	—	4	4
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	23	—	23
Tax benefit (expense) for items of other comprehensive income	(9)	(1)	(10)
Net current period other comprehensive income (loss)	13	3	16
Balance as of March 31, 2017	(935)	—	(935)

Balance as of December 31, 2017	(906)	6	(900)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	1	—	1
Amortization of net actuarial loss (gain)[1]	19	—	19
Tax benefit (expense) for items of other comprehensive income	(5)	—	(5)
Net current period other comprehensive income (loss)	15	—	15
Effect of Accounting Standards Update 2016-01[2]	—	(11)	(11)
Effect of Accounting Standards Update 2018-02[3]	(204)	2	(202)
Balance as of March 31, 2018	$(1,095)	$(3)	$(1,098)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017, was $5 million and $9 million, respectively.
2 The Company adopted ASU 2016-01 as of January 1, 2018. Accordingly, accumulated other comprehensive income of $11 million related to available-for-sale securities, net of $4 million tax expense, was reclassified to retained earnings.
3 The Company adopted ASU 2018-02 as of January 1, 2018. Accordingly, stranded tax effects of $202 million related to the Tax Act were reclassified to retained earnings.

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2018	2017
Net earnings (loss)	$156	$119

Weighted-average common shares outstanding	44.8	46.3
Net dilutive effect of stock options and awards	—	0.1
Dilutive weighted-average common shares outstanding	44.8	46.4

Earnings (loss) per share - basic	$3.48	$2.57
Earnings (loss) per share - diluted	$3.48	$2.56

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million and 0.4 million Restricted Performance Stock Rights ("RPSRs") for the three months ended March 31, 2018 and 2017, respectively.

8. REVENUE

The following is a description of principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see Note 9: Segment Information. For more detailed information regarding the Company's significant accounting policy for revenue, see Note 2: Basis of Presentation.

U.S. Government Contracts

The Ingalls and Newport News segments generate revenue primarily from performance under multi-year contracts with the U.S. Government, generally the U.S. Navy and U.S. Coast Guard, or prime contractors to contracts with the U.S. Government, relating to the advance planning, design, construction, repair, maintenance, refueling, overhaul, or inactivation of nuclear-powered ships and non-nuclear ships. The period over which the Company performs may extend past five years. The Technical Solutions segment also generates the majority of its revenue from contracts with the U.S. Government, including U.S. Government agencies. The Company generally invoices and receives related payments based upon performance progress no less frequently than monthly.

Shipbuilding - For most of the Company's shipbuilding contracts, the customer contracts with the Company to provide a comprehensive service of designing, procuring long-lead-time materials, manufacturing, and integrating complex equipment and technologies into a single ship or project, often resulting in a single performance obligation. Contract modifications to account for changes in specifications and requirements are recognized when approved by the customer. In the majority of circumstances, modifications do not result in additional performance obligations that are distinct from the existing performance obligations in the contract and the effects of the modifications are recognized as an adjustment to revenue on a cumulative catch-up basis. Alternatively, in instances where the performance obligations in the modifications are deemed distinct, contract modifications are accounted for prospectively.

The Company considers incentive and award fees to be variable consideration and includes in the transaction price at inception the consideration to which the Company expects to be entitled under the terms and conditions of the contract, generally estimated using a most likely amount approach. Transaction price is limited to the extent of funding allotted by the customer and available for performance, and estimated revenues represent those amounts for which the Company believes a significant reversal of revenue is not probable.

The Company recognizes revenues related to shipbuilding contracts as it satisfies the related performance obligations over time using a cost-to-cost input method to measure performance progress, which best reflects the transfer of control to the customer.

Services - The Technical Solutions segment primarily generates revenue under U.S. Government contracts from the provision of fleet support and integrated mission solutions services. Contracts generally are structured using either an Indefinite Delivery/Indefinite Quantity ("IDIQ") vehicle, under which orders are issued, or a standalone contract. Contracts may be fixed-price or cost-type, include variable consideration such as incentives and awards, and are structured as task orders under an IDIQ contract vehicle or requirements contract vehicle. In either case, the Company generally performs over the course of a short-duration period and may continue to perform upon exercise of related period of performance options that are also short in duration, generally one year. The Company’s performance obligations vary in nature and may be stand-ready, in which case the Company responds to the customer’s needs on the basis of its demand, a recurring service, in the case of recurring maintenance services, or a single performance obligation that does not comprise a series of distinct services.

In determining transaction price, the Company considers incentives and other contingencies to be variable consideration and includes in the initial transaction price the consideration to which it expects to be entitled under the terms and conditions of the contract, generally estimated using a most likely amount approach. Transaction price is limited to the extent of funding allotted by the customer and available for performance, and estimated revenues represent those amounts for which the Company believes a significant reversal of revenue is not probable. Where a series of distinct services has been identified, the Company generally allocates variable consideration to distinct time increments of service.

The Company generally recognizes revenue as it satisfies the related performance obligations over time using a cost-to-cost input method to measure performance progress, because, even where the Company has identified a series of services, its cost incurrence pattern generally is not ratable given the complex nature of the services the Company provides. Invoices are issued and related payments are received, on the basis of performance progress, no less frequently than monthly. In addition, many of the Company's U.S. Government services contracts are time and material arrangements. As a result, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company invoices, which corresponds with the value provided to the customer and for which the Company is entitled to payment for performance to date.

Non-U.S. Government Contracts

Revenues generated under commercial and state and local government agency contracts are primarily derived from the provision of nuclear and environmental and oil and gas services. Non-U.S. Government contracts typically are one or two years in duration.

In determining transaction price, the Company considers incentives and other contingencies to be variable consideration and includes in the initial transaction price the consideration to which it expects to be entitled under the terms and conditions of the contract, generally estimated using a most likely amount approach. In the context of variable consideration, the Company limits the transaction price to amounts for which the Company believes a significant reversal of revenue is not probable. Such amounts may relate to transaction price in excess of funding, a lack of history with the customer, a lack of history with the goods or services being provided, or other items.

Revenue generally is recognized over time given the terms and conditions of the related contracts. The Company generally utilizes a cost-to-cost input method to measure performance progress, which best depicts the transfer of control to the customer. The Company’s non-U.S. Government contract portfolio is comprised of a large number of time and material arrangements. As a result, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company invoices, which corresponds with the value provided to the customer and for which the Company is entitled to payment for performance to date.

Disaggregation of Revenue

The following table presents revenues on a disaggregated basis, in a manner that reconciles with the Company's reportable segment disclosures, for the following categories: product versus service type, customer type, contract type, and major program. See Note 9: Segment Information. The Company believes that this level of disaggregation provides investors with information to evaluate the Company’s financial performance and make capital allocation decisions in the most appropriate manner.

	Three Months Ended March 31, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$534	$822	$14	$—	$1,370
Service revenues	51	260	193	—	504
Intersegment	—	—	26	(26)	—
Sales and service revenues	$585	$1,082	$233	$(26)	$1,874
Customer Type
Federal	$585	$1,082	$151	$—	$1,818
Commercial	—	—	56	—	56
Intersegment	—	—	26	(26)	—
Sales and service revenues	$585	$1,082	$233	$(26)	$1,874
Contract Type
Firm fixed-price	$24	$3	$40	$—	$67
Fixed-price incentive	486	417	1	—	904
Cost-type	75	662	93	—	830
Time and materials	—	—	73	—	73
Intersegment	—	—	26	(26)	—
Sales and service revenues	$585	$1,082	$233	$(26)	$1,874

Three Months Ended March 31
($ in millions)	2018
Major Programs
Amphibious assault ships	$288
Surface combatants and coast guard cutters	296
Other	1
Total Ingalls	585
Aircraft carriers	587
Submarines	359
Other	136
Total Newport News	1,082
Government and energy services	194
Oil and gas services	39
Total Technical Solutions	233
Intersegment eliminations	(26)
Sales and service revenues	$1,874

As of March 31, 2018, the Company had $22.1 billion of remaining performance obligations. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue through 2019, an additional 33% through 2021, and the balance thereafter.
Contract Balances

Contract balances include accounts receivable, contract assets, and contract liabilities from contracts with customers. Accounts receivable represent an unconditional right to consideration and include amounts billed and currently due from customers. Contract assets primarily relate to the Company's rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time. Fixed-price contracts are generally billed to the customer using either progress payments, whereby amounts are billed monthly as costs are incurred or work is completed, or performance based payments, which are based upon the achievement of specific, measurable events or accomplishments defined and valued at contract inception. Cost-type contracts are typically billed to the customer on a monthly or semi-monthly basis. Contract liabilities relate to advance payments, billings in excess of revenues, and deferred revenue amounts.

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $261 million from December 31, 2017 to March 31, 2018, primarily due to an increase in contract assets as a result of revenue on certain U.S. Navy contracts. For the three months ended March 31, 2018, the Company recognized revenue of $86 million related to its contract liabilities as of December 31, 2017.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
($ in millions)	2018	2017
Sales and Service Revenues
Ingalls	$585	$550
Newport News	1,082	971
Technical Solutions	233	225
Intersegment eliminations	(26)	(22)
Sales and service revenues	$1,874	$1,724
Operating Income (Loss)
Ingalls	$64	$66
Newport News	51	72
Technical Solutions	2	(18)
Segment operating income (loss)	117	120
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	72	53
Non-current state income taxes	2	(5)
Operating income (loss)	$191	$168

FAS/CAS Adjustment - The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP ("FAS") and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS"). The Operating FAS/CAS Adjustment excludes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

The following table presents the Company's assets by segment.

($ in millions)	March 31 2018	December 31 2017
Assets
Ingalls	$1,478	$1,385
Newport News	3,478	3,350
Technical Solutions	642	642
Corporate	778	997
Total assets	$6,376	$6,374

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	March 31 2018	December 31 2017
Production costs of contracts in process[1]	$93	$90
Raw material inventory	95	93
Total inventoried costs, net	$188	$183
1 Includes amounts capitalized pursuant to applicable provisions of the FAR and Cost Accounting Standards.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values.

Accumulated goodwill impairment losses as of each of March 31, 2018, and December 31, 2017, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of March 31, 2018, and December 31, 2017, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of March 31, 2018, and December 31, 2017, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of March 31, 2018, and December 31, 2017, were $122 million.

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $9 million and $11 million for the three months ended March 31, 2018 and 2017, respectively.

The Company expects amortization expense for purchased intangible assets of approximately $36 million in 2018, $32 million in 2019, $28 million in 2020, $26 million in 2021, and $24 million in 2022.

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rates on earnings from operations for the three months ended March 31, 2018 and 2017, were 20.0% and 19.0%, respectively. The higher effective tax rate for the three months ended March 31, 2018, was primarily attributable to a reduction in the income tax benefits resulting from stock award settlement activity and the repeal of the domestic manufacturing deduction effective January 1, 2018, mostly offset by the reduction in the federal corporate income tax rate effective January 1, 2018. The reduction in the federal corporate income tax rate from 35% to 21% and the repeal of the domestic manufacturing deduction are provisions of the Tax Act.

For the three months ended March 31, 2018, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity. For the three months ended March 31, 2017, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, and the domestic manufacturing deduction.

Tax Reform - The Tax Act, signed into law on December 22, 2017, provides for significant changes to U.S. federal income tax law, including a provision that allows for full expensing of certain qualified property, reduction of the federal corporate income tax rate from 35% to 21%, repeal of the domestic manufacturing deduction, and further limitations on the deductibility of certain executive compensation. The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act in the reporting period of enactment, including a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes.

The Company's accounting for the Tax Act is incomplete. As disclosed in the Company's Annual Report on Form 10-K for 2017, the Company was able to reasonably estimate certain effects and, for the reduction in the U.S. federal corporate income tax rate, the Company recorded provisional decreases in its deferred tax assets and deferred tax liabilities of $252 million and $196 million, respectively, with a corresponding net adjustment to deferred income tax expense of $56 million, for the year ended December 31, 2017. The Company has not made any additional measurement period adjustments for the reduction in corporate income tax rate, which may be affected by other analyses related to the Tax Act, including, but not limited to, accounting method changes for tax purposes that could result in adjustments to temporary federal tax differences. For the acceleration of depreciation for assets qualifying for immediate expensing, the Company recorded a provisional benefit of $8 million for the year ended December 31, 2017, based on the Company’s intent to fully expense all qualifying expenditures. This resulted in a decrease of approximately $8 million to the Company's current income taxes payable and a corresponding decrease in its net deferred tax assets, excluding the effect of the reduction in the U.S. federal corporate tax rate, for the year ended December 31, 2017. The Company has not yet completed its determination of which assets qualify for immediate expensing, and no additional measurement period adjustment was recorded for this item.

As disclosed in the Company's Annual Report on Form 10-K for 2017, the Company was not able to reasonably estimate the effect of the Tax Act changes to the deductibility of executive compensation, and, therefore, no provisional adjustment was recorded. These changes included repeal of the performance-based compensation exception to the $1 million deduction limitation of Internal Revenue Code Section 162(m) and revision of the employees subject to the $1 million deduction limitation. The only exception to this rule is compensation paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to compensation arrangements entered into after November 2, 2017, even if performance-based, will count toward the $1 million annual deduction limit if paid to an executive subject to Section 162(m). The Company has not yet completed an analysis of the binding contract requirement on its various compensation plans to determine the impact of the change in law. Accordingly, no additional measurement period adjustment was recorded.

Adoption of ASU 2018-02 - The Company early adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Act. In accordance with the provisions of the ASU, $202 million of stranded tax effects related to the Tax Act were reclassified from accumulated other comprehensive income to retained earnings. This reclassification includes the impact of the change in the federal corporate income tax rate and the related federal benefit of state taxes.

The Company’s accounting policy with respect to releasing income tax effects from accumulated other comprehensive income is to apply an aggregate approach in which the tax effects are measured based on the change in the unrealized gains or losses reflected in other comprehensive income.

There was no change in the Company's unrecognized tax benefits during the three months ended March 31, 2018. The remaining unrecognized tax benefits are immaterial and will likely be recognized in the next 12 months as a result of expiration of applicable statutes of limitation or effective settlement of tax positions.

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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31 2018	December 31 2017
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(25)	(26)
Total long-term debt	$1,280	$1,279

Credit Facility - In November 2017, the Company terminated its Second Amended and Restated Credit Agreement and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit ratings, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s credit ratings. The commitment fee rate as of March 31, 2018, was 0.25% and may vary between 0.20% and 0.30%.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

As of March 31, 2018, approximately $15 million in letters of credit were issued but undrawn, and the remaining $1,235 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $10 million and $11 million as of March 31, 2018, and December 31, 2017, respectively.

Senior Notes - In December 2017, the Company issued $600 million aggregate principal amount of unregistered 3.483% senior notes with registration rights due December 2027, the net proceeds of which were used to repurchase the Company's 5.000% senior notes due in 2021. The Company also has outstanding $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025.  Interest on the Company’s senior notes is payable semi-annually.

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $15 million as of March 31, 2018, and December 31, 2017.

Mississippi Economic Development Revenue Bonds - As of each of March 31, 2018, and December 31, 2017, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of March 31, 2018, and December 31, 2017, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants, including a maximum leverage ratio. The Company was in compliance with all debt covenants during the three months ended March 31, 2018.

The estimated fair values of the Company's total long-term debt as of March 31, 2018, and December 31, 2017, were $1,331 million and $1,361 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the three months ended March 31, 2018 and 2017, was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the "Republic") since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, the Company filed an arbitral statement of claim asserting breaches of the contract. In July 2014, the Republic filed a statement of defense in the arbitration denying all the Company’s allegations and a counterclaim alleging late redelivery of the frigates, unfinished work, and breach of warranty. In February 2018, the arbitral tribunal awarded the Company approximately $151 million on its claims and awarded the Republic approximately $22 million on its counterclaims. The Company has filed a petition in the United States District Court for the District of Columbia asking the court to confirm or enforce the award. No assurances can be provided regarding the ultimate resolution of this matter.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in determining contract profit margins to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2018, recognized amounts related to claims and requests for equitable adjustment were not material individually or in the aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of March 31, 2018, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued where it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2018, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2018, the Company had $15 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $258 million of surety bonds outstanding.

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

In February 2018, the Company received an initial determination from the U.S. Government citing significant deficiencies in the Company’s Newport News segment's business system for material management. The Company is in the process of preparing a response, due in July 2018, which will identify areas in which the Company disagrees with the initial determination and include completed corrective actions and a proposed corrective action plan. In the event the U.S. Government makes a final determination that there are remaining significant deficiencies and that the Company’s proposed corrective actions are inadequate, the U.S. Government may withhold up to 5% from the Company’s interim billings on cost-reimbursement, labor-hour, and time and materials contracts containing the applicable contractor business systems clause, until the U.S. Government determines all significant deficiencies have been remediated, which could have a material impact on the timing of the Company’s cash receipts.

Collective Bargaining Agreements - Of the Company's approximately 39,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, one of which covers approximately 50% of Newport News employees and was renewed July 2017. The remaining collective bargaining agreements at Newport News expire August 2018, December 2018, and November 2020. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement. The Company believes its relationship with its employees is satisfactory.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2018	2017	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$39	$35	$2	$3
Interest cost	64	67	5	6
Expected return on plan assets	(107)	(91)	—	—
Amortization of prior service cost (credit)	6	4	(5)	(5)
Amortization of net actuarial loss (gain)	20	24	(1)	(1)
Net periodic benefit cost	$22	$39	$1	$3

The Company made the following contributions to its pension and other postretirement plans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
($ in millions)	2018	2017
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	34	45
Non-qualified	2	1
Other benefit plans	7	9
Total contributions	$43	$55

For the year ending December 31, 2018, the Company expects cash contributions to its qualified benefit pension plans to be $508 million, all of which will be discretionary.

17. STOCK COMPENSATION PLANS

During the three months ended March 31, 2018 and 2017, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2018, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $262.76. These rights are subject to cliff vesting on December 31, 2020. For the three months ended March 31, 2017, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $219.47. These rights are subject to cliff vesting on December 31, 2019. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the three months ended March 31, 2018 and 2017, 0.2 million and 0.4 million stock awards vested, respectively, of which approximately 0.1 million and 0.2 million, respectively, were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2018.

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	398	$174.06	1.3

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended March 31, 2018 and 2017, of $7 million and $6 million, respectively.

The Company recorded tax benefits related to stock awards of $1 million and $3 million, respectively, for three months ended March 31, 2018 and 2017. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the three months ended March 31, 2018 and 2017, of $7 million and $23 million, respectively.

Unrecognized Compensation Expense

As of March 31, 2018, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2017, which will be recognized over a weighted average period of 1.2 years, and $43 million of unrecognized compensation expense associated with RPSRs granted in 2018, 2017, and 2016, which will be recognized over a weighted average period of 1.5 years.

18. SUBSIDIARY GUARANTORS

As described in Note 13, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of March 31, 2018, and December 31, 2017, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law. A registration rights agreement requires the Company to register its 3.483% senior notes due December 2027 within one year of the issuance date. Failure to complete the registration within one year would result in the Company incurring additional interest on such senior notes, up to 1.00% per annum, on a pre-determined contractual scale, until the registration is completed.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment.

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The President signed into law the Consolidated Appropriations Act for 2018 (the "CAA 2018"), a $1.3 trillion spending bill that funds the federal government through September 30, 2018. While the CAA 2018 supports spending at BBA 2018 levels for defense and non-defense discretionary accounts, we cannot predict the impact that sequestration cuts or reprioritization of readiness and modernization investment may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures that result from sequestration and other budget priorities will have serious negative consequences for the security of our country, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. Congress and the Administration continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, we consider the policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting, goodwill, and intangible assets;

•	Litigation, commitments, and contingencies;

•	Retirement related benefit plans; and

•	Workers' compensation.

Significant changes to our critical accounting policies from the adoption of Topic 606 are discussed below:

Revenue Recognition - Most of our revenues are derived from long-term contracts for the production of goods and services provided to the U.S. Government, which are accounted for in conformity with accounting principles generally accepted in the United States of America ("GAAP"), generally recognizing revenues over time using a cost-to-cost measure of progress. We also have other types of contracts, such as services or commercial arrangements, for which revenues are recognized over time or at a point in time, depending upon the facts and circumstances of the related arrangement. To determine the proper revenue recognition method, we consider whether two or more contracts should be combined and accounted for as one contract and whether a single contract should be accounted for as more than one performance obligation. A contract performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account.

Many contracts contain positive and negative profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. These incentives take the form of potential additional fees to be earned or penalties to be incurred. We generally estimate incentives and award fees utilizing a most likely amount approach. In all such instances, the estimated revenues represent those amounts for which we believe a significant reversal of revenue is not probable.

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

Our contracts typically fall into one of four categories: firm fixed-price, fixed-price incentive, cost-type, and time and materials. See Note 8: Revenue.

•
Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor.

•
Fixed-Price Incentive Contracts - Fixed-price incentive contracts provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached.

•
Cost-Type Contracts - Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation.

•	Time and Materials - Time and material contracts specify a fixed hourly billing rate for each direct labor hour expended and reimbursement for allowable material costs and expenses.

Contract Fees - Negotiated contract fee structures include: fixed fee amounts, cost sharing arrangements to reward or penalize contractors for under or over cost target performance, respectively, positive award fees, and negative penalty arrangements. Profit margins may vary materially depending on the negotiated contract fee arrangements, percentage-of-completion of the contract, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Award Fees - Certain contracts contain award fees based on performance criteria such as cost, schedule, quality, and technical performance. Award fees are determined and earned based on an evaluation by the customer of our performance against such negotiated criteria. We consider award fees to be variable consideration and generally include these fees in the transaction price using a most likely amount approach. Award fees are limited to the extent of funding alloted by the customer and available for performance and those amounts for which a significant reversal of revenue is not probable.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended
	March 31		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent
Sales and service revenues	$1,874	$1,724	$150	9%
Cost of product sales and service revenues	1,495	1,380	115	8%
Income (loss) from operating investments, net	2	2	—	—%
Other income and gains	2	—	2	—%
General and administrative expenses	192	178	14	8%
Operating income (loss)	191	168	23	14%
Other income (expense)
Interest expense	(15)	(18)	3	17%
Non-operating retirement expense	18	(4)	22	550%
Other, net	1	1	—	—%
Federal and foreign income taxes	39	28	11	39%
Net earnings (loss)	$156	$119	$37	31%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended
	March 31		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent
Product sales	$1,370	$1,300	$70	5%
Service revenues	504	424	80	19%
Sales and service revenues	$1,874	$1,724	$150	9%

Product sales for the three months ended March 31, 2018, increased $70 million, or 5%, compared with the same period in 2017. Ingalls product sales increased $28 million for the three months ended March 31, 2018, primarily as a result of higher volumes in amphibious assault ships and surface combatants, partially offset by lower volumes in the Legend class NSC program. Newport News product sales increased $54 million for the three months ended March 31, 2018, primarily as a result of higher volumes in aircraft carriers. Technical Solutions product sales decreased $12 million for the three months ended March 31, 2018, primarily as a result of lower volumes on nuclear and environmental products.

Service revenues for the three months ended March 31, 2018, increased $80 million, or 19%, compared with the same period in 2017. Ingalls service revenues increased $7 million for the three months ended March 31, 2018, as a result of higher volumes in amphibious assault ships services, partially offset by lower volumes in surface combatants services. Newport News service revenues increased $57 million for the three months ended March 31, 2018, primarily as a result of higher volumes in naval nuclear support services and submarines services, partially offset by lower volumes in aircraft carriers services. Technical Solutions service revenues increased $16 million for the three months ended March 31, 2018, primarily as a result of higher volumes in oil and gas and fleet support services, partially offset by lower volumes in integrated mission solutions services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended
	March 31		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent
Cost of product sales	$1,063	$1,027	$36	4%
% of product sales	77.6%	79.0%
Cost of service revenues	432	353	79	22%
% of service revenues	85.7%	83.3%
Income (loss) from operating investments, net	2	2	—	—%
Other income and gains	2	—	2	—%
General and administrative expenses	192	178	14	8%
% of sales and service revenues	10.2%	10.3%
Cost of sales and service revenues	$1,683	$1,556	$127	8%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2018, increased $36 million, or 4%, compared with the same period in 2017. Ingalls cost of product sales increased $20 million for the three months ended March 31, 2018, primarily as a result of the volume changes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Newport News cost of product sales increased $65 million for the three months ended March 31, 2018, primarily as a result of the volume changes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Technical Solutions cost of product sales decreased $35 million for the three months ended March 31, 2018, primarily due to the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and the lower volumes described above. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $14 million as described below.

Cost of product sales as a percentage of product sales decreased from 79.0% for the three months ended March 31, 2017, to 77.6% for the three months ended March 31, 2018. This decrease was primarily due to the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and a favorable change in the Operating FAS/CAS Adjustment, partially offset by one time employee bonus payments in 2018 related to the Tax Act and year-to-year variances in contract mix.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2018, increased $79 million, or 22%, compared with the same period in 2017. Ingalls cost of service revenues increased $10 million for the three months ended March 31, 2018, primarily as a result of the volume changes described above and the recognition of a loss provision on a long-term design contract. Newport News cost of service revenues increased $56 million for the three months ended March 31, 2018, primarily as a result of the volume changes described above. Technical Solutions cost of service revenues increased $18 million for the three months ended March 31, 2018, primarily due to the higher volumes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $5 million as described below.

Cost of service revenues as a percentage of service revenues increased from 83.3% for the three months ended March 31, 2017, to 85.7% for the three months ended March 31, 2018, primarily driven by the recognition of a loss provision on a long-term design contract and one time employee bonus payments in 2018 related to the Tax Act, as well as year-to-year variances in contract mix, partially offset by a favorable change in the Operating FAS/CAS Adjustment.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended March 31, 2018, remained constant from the same period in 2017.

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

General and administrative expenses for the three months ended March 31, 2018, increased $14 million compared with the same period in 2017, primarily driven by higher overhead costs and current state income tax expense, partially offset by lower non-current state income tax expense.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance, and, as is typical in the industry, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income," which is defined as operating income before the Operating FAS/CAS Adjustment and non-current state income taxes, neither of which affects segment performance. Segment operating income is not a recognized measure under GAAP.  When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, operating income or any other performance measure presented in accordance with GAAP. It is a measure we use to evaluate our core operating performance.  We believe segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies.

The following table reconciles segment operating income to operating income:

	Three Months Ended
	March 31		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent
Segment operating income (loss)	$117	$120	$(3)	(3)%
Operating FAS/CAS Adjustment	72	53	19	36%
Non-current state income taxes	2	(5)	7	140%
Operating income (loss)	$191	$168	$23	14%

Segment Operating Income

Segment operating income for the three months ended March 31, 2018, was $117 million, a decrease of $3 million from the same period in 2017. The decrease was primarily due to lower risk retirement on the Legend class NSC program, one time employee bonus payments in 2018 related to the Tax Act, and year-to-year variances in contract mix, partially offset by the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and higher risk retirement on the San Antonio class (LPD 17) program.

Activity within each segment is discussed in Segment Operating Results below.

Operating FAS/CAS Adjustment

The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP ("FAS") and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS"). The Operating FAS/CAS Adjustment excludes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended
	March 31		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent
FAS expense	$(23)	$(42)	$19	45%
CAS cost	113	91	22	24%
FAS/CAS Adjustment	90	49	41	84%
Non-operating retirement expense	(18)	4	(22)	(550)%
Operating FAS/CAS Adjustment	$72	$53	$19	36%

The FAS/CAS Adjustment was a net benefit of $90 million and $49 million for the three months ended March 31, 2018 and 2017, respectively. The favorable change in the FAS/CAS Adjustment of $41 million for the three months ended March 31, 2018, compared to the same period in 2017, was primarily driven by more immediate recognition of the 2017 asset gains under FAS and the impacts of lower discount and interest rates and other experience gains and losses and assumption changes (e.g. mortality).

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

Non-current state income tax benefit for the three months ended March 31, 2018, was $2 million, compared to a non-current state income tax expense of $5 million for the same period in 2017. The decrease in non-current state income tax expense was primarily attributable to changes in pension related adjustments.

Interest Expense

Interest expense for the three months ended March 31, 2018, decreased $3 million, compared with the same period in 2017, primarily as a result of refinancing 5.000% senior notes due in 2021 with 3.483% senior notes due in 2027.

Non-Operating Retirement Expense

The non-operating retirement expense includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. The favorable change in the non-operating retirement expense of $22 million was primarily driven by favorable 2017 returns on plan assets.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from operations for the three months ended March 31, 2018, was 20.0%, compared with 19.0% for the same period in 2017. The higher effective tax rate for the three months ended March 31, 2018, was primarily attributable to a reduction in the income tax benefits resulting from stock award settlement activity and the repeal of the domestic manufacturing deduction effective January 1, 2018, mostly offset by the reduction in the federal corporate income tax rate, also effective January 1, 2018. The reduction in the federal corporate income tax rate from 35% to 21% and the repeal of the domestic manufacturing deduction are provisions of the Tax Act. Our effective tax rate for the three months ended March 31, 2018, differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity. See Note 12: Income Taxes and Note 17: Stock Compensation Plans.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

Segment operating results are presented in the following table:

	Three Months Ended
	March 31		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent
Sales and Service Revenues
Ingalls	$585	$550	$35	6%
Newport News	1,082	971	111	11%
Technical Solutions	233	225	8	4%
Intersegment eliminations	(26)	(22)	(4)	(18)%
Sales and service revenues	$1,874	$1,724	$150	9%
Operating Income (Loss)
Ingalls	$64	$66	$(2)	(3)%
Newport News	51	72	(21)	(29)%
Technical Solutions	2	(18)	20	111%
Segment operating income (loss)	117	120	(3)	(3)%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	72	53	19	36%
Non-current state income taxes	2	(5)	7	140%
Operating income (loss)	$191	$168	$23	14%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including the Operating FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion ("EAC") of a contract that reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Cumulative Adjustments

For the three months ended March 31, 2018 and 2017, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended
	March 31
($ in millions)	2018	2017
Gross favorable adjustments	$52	$57
Gross unfavorable adjustments	(24)	(31)
Net adjustments	$28	$26

For the three months ended March 31, 2018, favorable cumulative catch-up adjustments were related to risk retirement on the San Antonio class (LPD 17) program and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended March 31, 2017, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

Ingalls

	Three Months Ended
	March 31		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent
Sales and service revenues	$585	$550	$35	6%
Segment operating income (loss)	64	66	(2)	(3)%
As a percentage of segment sales	10.9%	12.0%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2018, increased $35 million, or 6%, from the same period in 2017, primarily driven by higher revenues in amphibious assault ships and surface combatants, partially offset by lower revenues in the Legend class NSC program. Amphibious assault ships revenues increased due to higher volumes on LPD 29 (unnamed), Fort Lauderdale (LPD 28), and Bougainville (LHA 8), partially offset by lower volume on the delivered USS Portland (LPD 27). Surface combatants revenues increased due to higher volumes on Jack H. Lucas (DDG 125) and USS Fitzgerald (DDG 62), partially offset by lower volumes on the delivered USS John Finn (DDG 113), Lenah H. Sutcliffe Higbee (DDG 123), and the delivered USS Ralph Johnson (DDG 114). Revenues on the Legend class NSC program decreased due to lower volumes on the Kimball (NSC 7), partially offset by higher volume on Stone (NSC 9).

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2018, was $64 million, compared with $66 million for the same period in 2017. The decrease was primarily due to lower risk retirement on the Legend class NSC program, partially offset by higher risk retirement on the San Antonio class (LPD 17) program.

Newport News

	Three Months Ended
	March 31		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent
Sales and service revenues	$1,082	$971	$111	11%
Segment operating income (loss)	51	72	(21)	(29)%
As a percentage of segment sales	4.7%	7.4%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2018, increased $111 million, or 11% from the same period in 2017, primarily driven by higher revenues in aircraft carriers, naval nuclear support services, and submarines. Aircraft carriers revenues increased primarily as a result of higher volumes on the execution contract for the RCOH of USS George Washington (CVN 73), the construction contract for John F. Kennedy (CVN 79), and the advance planning contract for Enterprise (CVN 80), partially offset by lower volumes on the execution contract for the RCOH of the redelivered USS Abraham Lincoln (CVN 72), the construction contract for the delivered USS Gerald R. Ford (CVN 78), and the inactivation of the decommissioned aircraft carrier USS Enterprise (CVN 65). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services, partially offset by lower volumes in aircraft carriers support. Submarines revenues related to the Virginia class (SSN 774) submarine program increased due to higher volumes on Block IV and Block V boats, partially offset by lower volumes on Block III boats.

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2018, was $51 million, compared with $72 million for the same period in 2017. The decrease was primarily due to one time employee bonus payments in 2018 related to the Tax Act, as well as year-to-year variances in contract mix.

Technical Solutions

	Three Months Ended
	March 31		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent
Sales and service revenues	$233	$225	$8	4%
Segment operating income (loss)	2	(18)	20	111%
As a percentage of segment sales	0.9%	(8.0)%

Sales and Service Revenues

Technical Solutions revenues for the three months ended March 31, 2018, increased $8 million, or 4%, from the same period in 2017, primarily due to higher revenues in oil and gas and fleet support services, partially offset by lower nuclear and environmental and integrated mission solutions revenues.

Segment Operating Income

Technical Solutions segment operating income for the three months ended March 31, 2018, was $2 million, compared with an operating loss of $18 million for the same period in 2017. The increase was primarily due to the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, partially offset by one time employee bonus payments in 2018 related to the Tax Act.

BACKLOG

Total backlog as of March 31, 2018, and December 31, 2017, was approximately $22 billion and $21 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2018, and December 31, 2017:

	March 31, 2018			December 31, 2017
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$7,090	$2,155	$9,245	$5,920	$2,071	$7,991
Newport News	7,474	4,602	12,076	6,976	5,608	12,584
Technical Solutions	365	394	759	478	314	792
Total backlog	$14,929	$7,151	$22,080	$13,374	$7,993	$21,367

Approximately 29% of the $21 billion total backlog as of December 31, 2017, is expected to be converted into sales in 2018. U.S. Government orders comprised substantially all of the total backlog as of March 31, 2018, and December 31, 2017.

Awards

The value of new contract awards during the three months ended March 31, 2018, was approximately $2.6 billion. Significant new awards during the period included the detailed design and construction contract for LPD 29 (unnamed).

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Three Months Ended		2018 over
	March 31		2017
($ in millions)	2018	2017	Dollars
Net earnings (loss)	$156	$119	$37
Depreciation and amortization	51	54	(3)
Provision for doubtful accounts	—	29	(29)
Stock-based compensation	7	6	1
Deferred income taxes	5	12	(7)
Retiree benefit funding less than (in excess of) expense	(20)	(14)	(6)
Trade working capital decrease (increase)	(79)	(108)	29
Net cash provided by (used in) operating activities	$120	$98	$22

Cash Flows

We discuss below our major operating, investing, and financing activities for the three months ended March 31, 2018 and 2017, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2018, was $120 million, compared with $98 million provided by operating activities for the same period in 2017. The favorable change in operating cash flow was primarily due to a change in trade working capital. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable.

For the three months ended March 31, 2018, we made discretionary contributions to our qualified defined benefit pension plans totaling $34 million, compared with $45 million of discretionary contributions for the same period in 2017. For the year ending December 31, 2018, we expect cash contributions to our qualified benefit pension plans to be $508 million, all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018, was $70 million, compared with $58 million used in investing activities for the same period in 2017. The increase in investing cash used was driven by higher capital expenditures in 2018. For 2018, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 3% to 3.5% of annual revenues.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2018, was $223 million, compared with $152 million used in financing activities for the same period in 2017. The increase in cash used was primarily due to an additional $98 million of common stock repurchases and an additional $4 million of cash dividend payments, partially offset by a decrease of $31 million in employee taxes on certain share-based payment arrangements.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended		2018 over
	March 31		2017
($ in millions)	2018	2017	Dollars
Net cash provided by (used in) operating activities	$120	$98	$22
Less capital expenditures:
Capital expenditure additions	(75)	(58)	(17)
Grant proceeds for capital expenditures	2	—	2
Free cash flow	$47	$40	$7

Free cash flow for the three months ended March 31, 2018, increased $7 million compared with the same period in 2017, primarily due to a change in trade working capital, partially offset by higher capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2018 and 2017, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

In February 2018, we received an initial determination from the U.S. Government citing significant deficiencies in the Company’s Newport News segment's business system for material management. We are in the process of preparing a response, due in July 2018, which will identify areas in which we disagree with the initial determination and include completed corrective actions and a proposed corrective action plan. In the event the U.S. Government makes a final determination that there are remaining significant deficiencies and that our proposed corrective actions are inadequate, the U.S. Government may withhold up to 5% from our interim billings on cost-reimbursement, labor-hour, and time and materials contracts containing the contractor business systems clause, until the U.S. Government determines all significant deficiencies have been remediated, which could have a material impact on the timing of the our cash receipts.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2018, we had $15 million in standby letters of credit issued but undrawn and $258 million of surety bonds outstanding.

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

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The first six ships of the class have been delivered. Kimball (NSC 7), Midgett (NSC 8), and Stone (NSC 9) are currently under construction.

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2013, we delivered USS Somerset (LPD 25), in 2016, we delivered USS John P. Murtha (LPD 26), and, in 2017, we delivered USS Portland (LPD 27). We are currently constructing Fort Lauderdale (LPD 28) and LPD 29 (unnamed).

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. Our $1,250 million revolving credit facility remained undrawn as of March 31, 2018.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of March 31, 2018, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2]
January 1, 2018 to January 31, 2018	210,000	$236.87	210,000	$1,179.0
February 1, 2018 to February 28, 2018	199,257	238.37	199,257	1,131.0
March 1, 2018 to March 31, 2018	362,300	259.51	265,108	1,063.0
Total	771,557	$247.89	674,365	$1,063.0
1We purchased an aggregate of 674,365 shares of our common stock in the open market pursuant to our repurchase program, and 97,192 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
2 From the stock repurchase program's inception through March 31, 2018, we purchased 8,507,643 shares at an average price of $133.70 per share for a total of $1.1 billion.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

We discuss the effect of adopting ASU 2017-07 for the quarter ended March 31, 2017 in Note 3: Accounting Standards Updates. Below is a schedule of the impact of adoption for the three years ended December 31, 2017, which was not material in any period presented. In the following table, we have reclassified line items on our previously issued consolidated financial statements to conform to the current year presentation.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	As Previously Reported			As Revised (Unaudited)
	Year Ended December 31			Year Ended December 31
($ in millions)	2017	2016	2015	2017	2016	2015
Sales and service revenues
Product sales	$5,573	$5,631	$5,665	$5,573	$5,631	$5,665
Service revenues	1,868	1,437	1,355	1,868	1,437	1,355
Sales and service revenues	7,441	7,068	7,020	7,441	7,068	7,020
Cost of sales and service revenues
Cost of product sales	4,444	4,380	4,319	4,277	4,237	4,227
Cost of service revenues	1,574	1,228	1,198	1,536	1,208	1,181
Income (loss) from operating investments, net	12	6	10	12	6	10
Other income and gains	—	15	—	—	15	—
General and administrative expenses	570	623	669	759	768	773
Goodwill impairment	—	—	75	—	—	75
Operating income (loss)	865	858	769	881	876	774
Other income (expense)
Interest expense	(94)	(74)	(137)	(94)	(74)	(137)
Non-operating retirement expense	—	—	—	(16)	(18)	(5)
Other, net	1	—	—	1	—	—
Earnings (loss) before income taxes	772	784	632	772	784	632
Federal and foreign income taxes	293	211	228	293	211	228
Net earnings (loss)	$479	$573	$404	$479	$573	$404

The components of the Operating FAS/CAS Adjustment were as follows:

	As Previously Reported			As Revised
	Year Ended December 31			Year Ended December 31
($ in millions)	2017	2016	2015	2017	2016	2015
FAS expense	$(172)	$(161)	$(168)	$(172)	$(161)	$(168)
CAS cost	361	306	272	361	306	272
FAS/CAS Adjustment	189	145	104	189	145	104
Non-operating retirement expense	—	—	—	16	18	5
Operating FAS/CAS Adjustment	$189	$145	$104	$205	$163	$109

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

Date:	May 3, 2018	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)