Form 10-Q
period 2018-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2018-08-02
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 27, 2018, 43,318,382 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2018	2017	2018	2017
Sales and service revenues
Product sales	$1,499	$1,397	$2,869	$2,697
Service revenues	521	461	1,025	885
Sales and service revenues	2,020	1,858	3,894	3,582
Cost of sales and service revenues
Cost of product sales	1,147	1,061	2,210	2,088
Cost of service revenues	421	375	853	728
Income (loss) from operating investments, net	2	1	4	3
Other income and gains	12	—	14	—
General and administrative expenses	209	182	401	360
Operating income (loss)	257	241	448	409
Other income (expense)
Interest expense	(15)	(17)	(30)	(35)
Non-operating retirement expense	19	(4)	37	(8)
Other, net	1	(2)	2	(1)
Earnings (loss) before income taxes	262	218	457	365
Federal and foreign income taxes	23	71	62	99
Net earnings (loss)	$239	$147	$395	$266

Basic earnings (loss) per share	$5.41	$3.22	$8.88	$5.78
Weighted-average common shares outstanding	44.2	45.7	44.5	46.0

Diluted earnings (loss) per share	$5.40	$3.21	$8.86	$5.77
Weighted-average diluted shares outstanding	44.3	45.8	44.6	46.1

Dividends declared per share	$0.72	$0.60	$1.44	$1.20

Net earnings (loss) from above	$239	$147	$395	$266
Other comprehensive income (loss)
Change in unamortized benefit plan costs	21	23	41	45
Other	(2)	3	(2)	7
Tax benefit (expense) for items of other comprehensive income	(6)	(10)	(11)	(20)
Other comprehensive income (loss), net of tax	13	16	28	32
Comprehensive income (loss)	$252	$163	$423	$298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30 2018	December 31 2017
Assets
Current Assets
Cash and cash equivalents	$398	$701
Accounts receivable, net of allowance for doubtful accounts of $13 million as of each of 2018 and 2017	364	429
Contract assets	1,078	759
Inventoried costs, net	174	183
Prepaid expenses and other current assets	138	123
Total current assets	2,152	2,195
Property, plant, and equipment, net of accumulated depreciation of $1,775 million as of 2018 and $1,770 million as of 2017	2,258	2,215
Goodwill	1,217	1,217
Other intangible assets, net of accumulated amortization of $546 million as of 2018 and $528 million as of 2017	490	508
Deferred tax assets	92	114
Miscellaneous other assets	166	125
Total assets	$6,375	$6,374
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$378	$375
Accrued employees’ compensation	252	245
Current portion of postretirement plan liabilities	139	139
Current portion of workers’ compensation liabilities	253	250
Contract liabilities	210	146
Other current liabilities	277	236
Total current liabilities	1,509	1,391
Long-term debt	1,281	1,279
Pension plan liabilities	836	922
Other postretirement plan liabilities	414	414
Workers’ compensation liabilities	506	509
Other long-term liabilities	130	101
Total liabilities	4,676	4,616
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.1 million shares issued and 43.5 million shares outstanding as of June 30, 2018, and 53.0 million shares issued and 45.1 million shares outstanding as of December 31, 2017	1	1
Additional paid-in capital	1,932	1,942
Retained earnings (deficit)	2,236	1,687
Treasury stock	(1,385)	(972)
Accumulated other comprehensive income (loss)	(1,085)	(900)
Total stockholders’ equity	1,699	1,758
Total liabilities and stockholders’ equity	$6,375	$6,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2018	2017
Operating Activities
Net earnings (loss)	$395	$266
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	85	82
Amortization of purchased intangibles	18	20
Amortization of debt issuance costs	2	3
Provision for doubtful accounts	—	22
Stock-based compensation	15	20
Deferred income taxes	11	28
Change in
Contract balances	(184)	(132)
Inventoried costs	9	5
Prepaid expenses and other assets	(17)	(1)
Accounts payable and accruals	78	(2)
Retiree benefits	(56)	(27)
Other non-cash transactions, net	3	—
Net cash provided by (used in) operating activities	359	284
Investing Activities
Capital expenditures
Capital expenditure additions	(177)	(137)
Grant proceeds for capital expenditures	19	—
Acquisitions of businesses, net of cash received	—	3
Investment in affiliates	(10)	—
Proceeds from disposition of assets	3	1
Net cash provided by (used in) investing activities	(165)	(133)
Financing Activities
Dividends paid	(64)	(55)
Repurchases of common stock	(408)	(207)
Employee taxes on certain share-based payment arrangements	(25)	(56)
Net cash provided by (used in) financing activities	(497)	(318)
Change in cash and cash equivalents	(303)	(167)
Cash and cash equivalents, beginning of period	701	720
Cash and cash equivalents, end of period	$398	$553
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$21	$100
Cash paid for interest	$31	$36
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$7	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30, 2018 and 2017 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2016	$1	$1,964	$1,323	$(684)	$(951)	$1,653
Net earnings (loss)	—	—	266	—	—	266
Dividends declared ($1.20 per share)	—	—	(55)	—	—	(55)
Additional paid-in capital	—	(36)	—	—	—	(36)
Other comprehensive income (loss), net of tax	—	—	—	—	32	32
Treasury stock activity	—	—	—	(210)	—	(210)
Balance as of June 30, 2017	$1	$1,928	$1,534	$(894)	$(919)	$1,650

Balance as of December 31, 2017	$1	$1,942	$1,687	$(972)	$(900)	$1,758
Net earnings (loss)	—	—	395	—	—	395
Dividends declared ($1.44 per share)	—	—	(64)	—	—	(64)
Additional paid-in capital	—	(10)	—	—	—	(10)
Other comprehensive income (loss), net of tax	—	—	—	—	28	28
Treasury stock activity	—	—	—	(413)	—	(413)
Effect of Accounting Standards Update 2014-09	—	—	5	—	—	5
Effect of Accounting Standards Update 2016-01	—	—	11	—	(11)	—
Effect of Accounting Standards Update 2018-02	—	—	202	—	(202)	—
Balance as of June 30, 2018	$1	$1,932	$2,236	$(1,385)	$(1,085)	$1,699

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

Revenue Recognition - Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments. Prior to January 1, 2018, the Company recognized revenue in accordance with Accounting Standards Codification Topic 605-35 Construction-Type and Production-Type Contracts utilizing the cost-to-cost measure of the percentage-of-completion method of accounting, primarily based upon total costs incurred, with incentive fees included in sales when the amounts could be reasonably determined and estimated. Amounts representing change orders, claims, requests for equitable adjustment, or limitations of funding were included in sales only when they could be reliably estimated and realization was probable. For additional information on the new standard and the impact to the Company's results of operations, refer to Note 3: Accounting Standards Updates.

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

Where the customer is not a U.S. Government entity, the Company may recognize revenue over time or at a point in time when control transfers upon delivery, depending upon the facts and circumstances of the related arrangement. Where the Company determines that revenue should be recognized over time, the Company utilizes a measure of progress that best depicts the transfer of control of the relevant goods and services to the customer. Generally, the terms and conditions of the contracts result in a transfer of control over the related goods and services as the Company satisfies its performance obligations. Accordingly, the Company recognizes revenue over time using the cost-to-cost method to measure performance progress. The Company may, however, utilize a measure of progress other than cost-to-cost, such as a labor-based measure of progress, or recognize revenue at the point in time at which control is transferred to the customer if the terms and conditions of the arrangement require such accounting.

When using the cost-to-cost method to measure performance progress, certain contracts may include costs that are not representative of performance progress, such as large upfront purchases of uninstalled materials, unexpected waste, or inefficiencies. In these cases, the Company adjusts its measure of progress to exclude such costs, with the goal of better reflecting the transfer of control over the related goods or services to the customer and recognizing revenue only to the extent of the costs incurred that reflect the Company's performance under the contract.

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

The amount of revenue recognized as the Company satisfies performance obligations associated with contracts with customers is based upon the determination of transaction price. Transaction price reflects the amount of consideration to which the Company expects to be entitled for performance under the terms and conditions of the relevant contract and may reflect fixed and variable components, including shareline incentive fees whereby the value of the contract is variable based upon the amount of costs incurred, as well as other incentive fees based upon achievement of contractual schedule commitments or other specified criteria in the contract. Shareline incentive fees are determined based upon the formula under the relevant contract using the Company’s estimated cost to complete each period. The Company generally utilizes a most likely amount approach to estimate variable consideration. In all such instances, the estimated revenues represent those amounts for which the Company believes a significant reversal of revenue is not probable.

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

The cost estimation process requires significant judgment and is based upon the professional knowledge and experience of the Company’s engineers, program managers, and financial professionals. Factors considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity, and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any performance delays, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete.

Changes in estimates of sales, costs, and profits on a performance obligation are recognized using the cumulative catch-up method of accounting, which recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the Company's unaudited condensed consolidated financial position or results of operations for that period.

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

Contract Assets - Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time, including retention amounts. Contract assets are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long term nature of many of the Company's contracts. Contract assets are transferred to accounts receivable when the right to consideration becomes unconditional.

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

Inventoried Costs - Inventoried costs primarily relate to company owned raw materials, which are stated at the lower of cost or net realizable value, generally using the average cost method, and costs capitalized pursuant to applicable provisions of the Federal Acquisition Regulation ("FAR") and Cost Accounting Standards ("CAS"). Under the Company's U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

Warranty Costs - Certain of the Company’s contracts contain assurance-type warranty provisions, which generally promise that the service or vessel will comply with agreed upon specifications. In such instances, the Company accrues the estimated loss by a charge to income in the relevant period. In limited circumstances,the Company's complex construction type contracts may provide the customer with an option to purchase a warranty or provide an extended assurance service coupled with the primary assurance warranty. In such cases, the Company accounts for the warranty as a separate performance obligation to the extent it is material within the context of the contract. Warranty liabilities are reported within other current liabilities and are not material.

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

For the six months ended June 30, 2018, the Company recognized cash grant benefits of approximately $19 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the six months ended June 30, 2017, the Company recognized no grant benefits.

Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts were valued at $104 million and $94 million as of June 30, 2018, and December 31, 2017, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of available-for-sale investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. As of December 31, 2017, the Company was due $8 million from Northrop Grumman under spin-off related agreements. For the six months ended June 30, 2018, the Company received $8 million from Northrup Grumman under spin-off related agreements. As of each of June 30, 2018, and December 31, 2017, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

3. ACCOUNTING STANDARDS UPDATES

Effective January 1, 2018, the Company adopted the requirements of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," and related amendments, which provide a single revenue recognition model under which the Company should recognize revenue to portray the transfer of promised goods or service in a manner reflective of the consideration the Company is entitled to receive in exchange for those goods or services. The Company used the modified retrospective method and related practical expedient in its application of the new standard to those contracts that were not completed as of January 1, 2018, and reflected the cumulative effect of changes in the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018, were presented under Topic 606, while prior period amounts were not adjusted and were reported in accordance with the Company's historic accounting practices under Topic 605.

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

On the Company’s unaudited condensed consolidated statements of financial position, contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The application of the new standard is materially consistent with the Company’s previous accounting policies related to contract balances. In accordance with the new standard, unbilled accounts receivable were reclassified as contract assets and advance payments and billings in excess of revenue were reclassified as contract liabilities as of June 30, 2018, and December 31, 2017, none of which resulted in a change to total current assets or total current liabilities. As part of the transition, the Company also classified in contract assets approximately $64 million of retention amounts arising from contractual provisions, since the right to collect is based on certain conditions other than the passage of time. These retention amounts were previously reported within billed accounts receivable. Under Topic 605, the Company included warranty costs specified in a contract as contract costs. Under Topic 606, assurance-type warranty costs are not deemed to be part of a performance obligation and, therefore, are included within warranty liabilities, which are not material.

The adoption of Topic 606 resulted in a cumulative increase to retained earnings of $5 million, net of $1 million tax expense, as of January 1, 2018, driven by changes in contract assets and warranty liabilities. For the three months ended June 30, 2018, product sales, operating income, and net earnings increased by less than $1 million and diluted earnings per share increased by $0.01, due to the adoption of Topic 606. For the six months ended June 30, 2018, product sales, operating income, and net earnings increased by $1 million and diluted earnings per share increased by $0.01, due to the adoption of Topic 606.

In January 2016, the FASB issued ASU 2016‑01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," relating to the recognition and measurement of financial assets and liabilities, with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value, with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). The Company adopted this amended guidance on January 1, 2018, using a prospective transition approach, which did not have a significant impact on the Company's unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which establishes a right-of-use model that requires a lessee to record the right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Additional qualitative and quantitative disclosures will be required. ASU 2016-02 will be effective for the Company beginning with the first quarter of 2019 and currently requires the use of a modified retrospective adoption approach. In March 2018, the FASB tentatively approved an optional transition method, which the Company plans to elect, that would instead allow companies to use a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company has established a cross-functional implementation team to evaluate the impact of ASU 2016-02 on the Company’s financial position, results of operations and cash flows. The Company is in the process of executing its implementation plan and performing an assessment of its leasing arrangements and service contracts, as well as evaluating the impact of applying the practical expedients and accounting policy elections. The Company is implementing software that will assist in the recognition of additional assets and liabilities related to leases currently classified as operating leases with durations greater than 12 months, with certain allowable exceptions, to be included on the consolidated statement of financial position. The Company is also in the process of identifying changes to its business processes and controls to support the adoption of the new standard.
The Company anticipates the adoption of this new standard will result in an increase in lease-related assets and liabilities on the Company’s consolidated statements of financial position, but does not anticipate any material changes to operating results as a result of recording right-of-use assets and corresponding lease liabilities.
In January 2018, the FASB issued ASU 2018-01 Leases, “Land Easement Practical Expedient,” which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease as part of the adoption of ASU 2016-02 issued in February 2016. Accordingly, the Company’s accounting treatment of any existing land easement arrangements will not change. The Company will adopt this standard update concurrently with ASU 2016-02.

In March 2017, the FASB issued ASU 2017-07, "Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are presented outside of any subtotal of operating income. Employers are required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 became effective for fiscal years and interim periods beginning after December 15, 2017.

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

The following table is a schedule of the impact of adoption of ASU 2017-07 for the three and six months ended June 30, 2017. The Company has reclassified the following line items on its previously issued consolidated financial statements to conform to the current year presentation.

	As Previously Reported		As Presented
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(in millions, except per share amounts)	June 30, 2017	June 30, 2017	June 30, 2017	June 30, 2017
Cost of product sales	$1,104	$2,174	$1,061	$2,088
Cost of service revenues	$385	$748	$375	$728
General and administrative expenses	$133	$262	$182	$360
Operating income (loss)	$237	$401	$241	$409
Non-operating retirement expense	$—	$—	$(4)	$(8)

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). This update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. Effective January 1, 2018, the Company early adopted the amendments in this update prospectively and, accordingly, reclassified the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings. See Note 12: Income Taxes, for further disclosure.

In June 2018, the FASB issued ASU 2018-08, “Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made,” which assists entities to evaluate the nature and accounting treatment of contributions received. The update applies to business entities that receive contributions of cash or other assets, but does not apply to transfers of assets from government entities to business entities. This standard is effective for annual reporting periods beginning after December 15, 2018. The update should be applied on a modified prospective basis. The Company is currently evaluating the impact of ASU 2018-08 on its consolidated financial statements and disclosures, accounting processes, or internal controls related to periodic government grants received as reimbursements of costs or related to depreciable assets.

Other accounting pronouncements issued but not effective until after December 31, 2018, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In 2017, the Company and a potential buyer of the Avondale facility entered into a Purchase and Sale Agreement, which is subject to certain closing conditions. As of June 30, 2018, Avondale assets held for sale totaled $41 million and are presented within prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position.

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

6. STOCKHOLDERS' EQUITY

Treasury Stock - On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2018, the Company repurchased 1,805,667 shares at an aggregate cost of $413 million, of which approximately $7 million was not yet settled for cash as of June 30, 2018. For the six months ended June 30, 2018, the Company also settled for cash $2 million of shares repurchased in the prior year. For the six months ended June 30, 2017, the Company repurchased 1,065,737 shares at an aggregate cost of $210 million, of which approximately $3 million was not yet settled for cash as of June 30, 2017. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position and the unaudited condensed consolidated statements of changes in equity.

Dividends - The Company declared cash dividends per share of $0.72 and $0.60 for the three months ended June 30, 2018 and 2017, respectively. The Company declared cash dividends per share of $1.44 and $1.20 for the six months ended June 30, 2018 and 2017, respectively. The Company paid cash dividends totaling $64 million and $55 million for the six months ended June 30, 2018 and 2017, respectively.

Accumulated Other Comprehensive Income (Loss) - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of June 30, 2018, was comprised of unamortized benefit plan costs of $1,080 million and other comprehensive loss items of $5 million. The accumulated other comprehensive loss as of December 31, 2017, was comprised of unamortized benefit plan costs of $906 million and other comprehensive income items of $6 million.
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2018 and 2017, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2017	$(935)	$—	$(935)
Other comprehensive income (loss) before reclassifications	—	3	3
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	23	—	23
Tax benefit (expense) for items of other comprehensive income	(9)	(1)	(10)
Net current period other comprehensive income (loss)	14	2	16
Balance as of June 30, 2017	(921)	2	(919)

Balance as of March 31, 2018	(1,095)	(3)	(1,098)
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	21	—	21
Tax benefit (expense) for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income (loss)	15	(2)	13
Balance as of June 30, 2018	$(1,080)	$(5)	$(1,085)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2016	$(948)	$(3)	$(951)
Other comprehensive income (loss) before reclassifications	—	7	7
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	46	—	46
Tax benefit (expense) for items of other comprehensive income	(18)	(2)	(20)
Net current period other comprehensive income (loss)	27	5	32
Balance as of June 30, 2017	(921)	2	(919)

Balance as of December 31, 2017	(906)	6	(900)
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	1	—	1
Amortization of net actuarial loss (gain)[1]	40	—	40
Tax benefit (expense) for items of other comprehensive income	(11)	—	(11)
Net current period other comprehensive income (loss)	30	(2)	28
Effect of Accounting Standards Update 2016-01[2]	—	(11)	(11)
Effect of Accounting Standards Update 2018-02[3]	(204)	2	(202)
Balance as of June 30, 2018	$(1,080)	$(5)	$(1,085)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2018 and 2017, was $6 million and $9 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017, was $11 million and $18 million, respectively.
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

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2018	2017	2018	2017
Net earnings (loss)	$239	$147	$395	$266

Weighted-average common shares outstanding	44.2	45.7	44.5	46.0
Net dilutive effect of stock options and awards	0.1	0.1	0.1	0.1
Dilutive weighted-average common shares outstanding	44.3	45.8	44.6	46.1

Earnings (loss) per share - basic	$5.41	$3.22	$8.88	$5.78
Earnings (loss) per share - diluted	$5.40	$3.21	$8.86	$5.77

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three and six months ended June 30, 2018. The Company has excluded from diluted share amounts presented above the effects of 0.3 million and 0.4 million RPSRs for the three and six months ended June 30, 2017, respectively.

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

Services - The Technical Solutions segment primarily generates revenue under U.S. Government contracts from the provision of fleet support and integrated mission solutions services. Contracts generally are structured using either an Indefinite Delivery/Indefinite Quantity ("IDIQ") vehicle, under which orders are issued, or a standalone contract. Contracts may be fixed-price or cost-type, include variable consideration such as incentives and awards, and structured as task orders under an IDIQ contract vehicle or requirements contract vehicle. In either case, the Company generally performs over the course of a short-duration period and may continue to perform upon exercise of related period of performance options that are also short in duration, generally one year. The Company’s performance obligations vary in nature and may be stand-ready, in which case the Company responds to the customer’s needs on the basis of its demand, a recurring service, in the case of recurring maintenance services, or a single performance obligation that does not comprise a series of distinct services.

In determining transaction price, the Company considers incentives and other contingencies to be variable consideration and includes in the initial transaction price the consideration to which the Company expects to be entitled under the terms and conditions of the contract, generally estimated using a most likely amount approach. Transaction price is limited to the extent of funding allotted by the customer and available for performance, and estimated revenues represent those amounts for which the Company believes a significant reversal of revenue is not probable. Where a series of distinct services has been identified, the Company generally allocates variable consideration to distinct time increments of service.

The Company generally recognizes revenue as it satisfies the related performance obligations over time using a cost-to-cost input method to measure performance progress, because, even where the Company has identified a series of services, its cost incurrence pattern generally is not ratable given the complex nature of the services the Company provides. Invoices are issued and related payments are received, on the basis of performance progress, no less frequently than monthly. In addition, many of the Company's U.S. Government services contracts are time and material arrangements. As a result, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company invoices, which corresponds with the value provided to the customer and to which the Company is entitled to payment for performance to date.

Non-U.S. Government Contracts

Revenues generated under commercial and state and local government agency contracts are primarily derived from the provision of nuclear and environmental and oil and gas services. Non-U.S. Government contracts typically are one or two years in duration.

In determining transaction price, the Company considers incentives and other contingencies to be variable consideration and includes in the initial transaction price the consideration to which the Company expects to be entitled under the terms and conditions of the contract, generally estimated using a most likely amount approach. In the context of variable consideration, the Company limits the transaction price to amounts for which the Company believes a significant reversal of revenue is not probable. Such amounts may relate to transaction price in excess of funding, a lack of history with the customer, a lack of history with the goods or services being provided, or other items.

Revenue generally is recognized over time given the terms and conditions of the related contracts. The Company generally utilizes a cost-to-cost input method to measure performance progress, which best depicts the transfer of control to the customer. The Company’s non-U.S. Government contract portfolio is comprised of a large number of time and material arrangements. As a result, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company invoices, which corresponds with the value provided to the customer and to which the Company is entitled to payment for performance to date.

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis, in a manner that reconciles with the Company's reportable segment disclosures, for the following categories: product versus service type, customer type, contract type, and major program. See Note 9: Segment Information. The Company believes that this level of disaggregation provides investors with information to evaluate the Company’s financial performance and provides the Company with information to make capital allocation decisions in the most appropriate manner.

	Three Months Ended June 30, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$577	$903	$19	$—	$1,499
Service revenues	52	277	192	—	521
Intersegment	—	3	32	(35)	—
Sales and service revenues	$629	$1,183	$243	$(35)	$2,020
Customer Type
Federal	$629	$1,180	$141	$—	$1,950
Commercial	—	—	69	—	69
State and local government agencies	—	—	1	—	1
Intersegment	—	3	32	(35)	—
Sales and service revenues	$629	$1,183	$243	$(35)	$2,020
Contract Type
Firm fixed-price	$18	$1	$41	$—	$60
Fixed-price incentive	528	480	—	—	1,008
Cost-type	83	699	92	—	874
Time and materials	—	—	78	—	78
Intersegment	—	3	32	(35)	—
Sales and service revenues	$629	$1,183	$243	$(35)	$2,020

	Six Months Ended June 30, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,111	$1,725	$33	$—	$2,869
Service revenues	103	537	385	—	1,025
Intersegment	—	3	58	(61)	—
Sales and service revenues	$1,214	$2,265	$476	$(61)	$3,894
Customer Type
Federal	$1,214	$2,262	$292	$—	$3,768
Commercial	—	—	125	—	125
State and local government agencies	—	—	1	—	1
Intersegment	—	3	58	(61)	—
Sales and service revenues	$1,214	$2,265	$476	$(61)	$3,894
Contract Type
Firm fixed-price	$42	$4	$81	$—	$127
Fixed-price incentive	1,014	897	1	—	1,912
Cost-type	158	1,361	185	—	1,704
Time and materials	—	—	151	—	151
Intersegment	—	3	58	(61)	—
Sales and service revenues	$1,214	$2,265	$476	$(61)	$3,894

	Three Months Ended June 30	Six Months Ended June 30
($ in millions)	2018	2018
Major Programs
Amphibious assault ships	$327	$615
Surface combatants and coast guard cutters	302	598
Other	—	1
Total Ingalls	629	1,214
Aircraft carriers	654	1,241
Submarines	386	745
Other	143	279
Total Newport News	1,183	2,265
Government and energy services	201	395
Oil and gas services	42	81
Total Technical Solutions	243	476
Intersegment eliminations	(35)	(61)
Sales and service revenues	$2,020	$3,894

As of June 30, 2018, the Company had $21.2 billion of remaining performance obligations. The Company expects to recognize approximately 50% of its remaining performance obligations as revenue through 2019, an additional 35% through 2021, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended June 30, 2018 and 2017, net cumulative catch-up adjustments increased operating income by $37 million and $60 million, respectively, and increased diluted earnings per share by $0.66 and $0.85, respectively. For the six months ended June 30, 2018 and 2017, net cumulative catch-up adjustments increased operating income by $65 million and $86 million, respectively, and increased diluted earnings per share by $1.15 and $1.21, respectively. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018. Cumulative catch-up adjustments for the three and six months ended June 30, 2017, included favorable adjustments of $30 million on a contract at the Ingalls segment, which increased diluted earnings per share by $0.42 in both periods.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $255 million from December 31, 2017 to June 30, 2018, primarily due to an increase in contract assets as a result of revenue on certain U.S. Navy contracts. For the three and six months ended June 30, 2018, the Company recognized revenue of $1 million and $87 million, respectively, related to its contract liabilities as of December 31, 2017.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2018	2017	2018	2017
Sales and Service Revenues
Ingalls	$629	$639	$1,214	$1,189
Newport News	1,183	1,001	2,265	1,972
Technical Solutions	243	244	476	469
Intersegment eliminations	(35)	(26)	(61)	(48)
Sales and service revenues	$2,020	$1,858	$3,894	$3,582
Operating Income (Loss)
Ingalls	$83	$98	$147	$164
Newport News	91	80	142	152
Technical Solutions	7	9	9	(9)
Segment operating income (loss)	181	187	298	307
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	73	53	145	106
Non-current state income taxes	3	1	5	(4)
Operating income (loss)	$257	$241	$448	$409

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under U.S. Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment.

($ in millions)	June 30 2018	December 31 2017
Assets
Ingalls	$1,474	$1,385
Newport News	3,571	3,350
Technical Solutions	671	642
Corporate	659	997
Total assets	$6,375	$6,374

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	June 30 2018	December 31 2017
Production costs of contracts in process[1]	$75	$90
Raw material inventory	99	93
Total inventoried costs, net	$174	$183
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

Accumulated goodwill impairment losses as of each of June 30, 2018, and December 31, 2017, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of June 30, 2018, and December 31, 2017, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of June 30, 2018, and December 31, 2017, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of June 30, 2018, and December 31, 2017, were $122 million.

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $9 million for each of the three months ended June 30, 2018 and 2017, and $18 million and $20 million for the six months ended June 30, 2018 and 2017, respectively.

The Company expects amortization expense for purchased intangible assets of approximately $36 million in 2018, $32 million in 2019, $28 million in 2020, $26 million in 2021, and $24 million in 2022.

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rates on earnings from operations for the three months ended June 30, 2018 and 2017, were 8.8% and 32.6%, respectively. For the six months ended June 30, 2018 and 2017, the Company's effective tax rates on earnings from operations were 13.6% and 27.1%, respectively. The lower effective tax rate for the three months ended June 30, 2018, was primarily attributable to a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years and the reduction in the federal corporate income tax rate, partially offset by an increase in unrecognized tax benefits and the repeal of the domestic manufacturing deduction effective January 1, 2018. The lower effective tax rate for the six months ended June 30, 2018, was primarily attributable to the reduction in the federal corporate income tax rate and a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years, partially offset by a reduction in the income tax benefits resulting from stock award settlement activity and an increase in unrecognized tax benefits. The reduction in the federal corporate income tax rate from 35% to 21% and the repeal of the domestic manufacturing deduction are provisions of the Tax Act.

For the three and six months ended June 30, 2018, the Company's effective tax rates differed from the federal statutory rates primarily as a result of a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years. For the three and six months ended June 30, 2017, the Company's effective tax rates differed from the federal statutory rates primarily as a result of the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction.

Tax Reform - The Tax Act, signed into law on December 22, 2017, provides for significant changes to U.S. federal income tax law, including a provision that allows for full expensing of certain qualified property, reduction of the federal corporate income tax rate from 35% to 21%, repeal of the domestic manufacturing deduction, and further limitations on the deductibility of certain executive compensation. The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Tax Act in the reporting period of enactment, including a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes.

The Company's accounting for the Tax Act is incomplete. As disclosed in the Company's Annual Report on Form 10-K for 2017, the Company was able to reasonably estimate certain effects and, for the reduction in the U.S. federal corporate income tax rate, the Company recorded provisional decreases in its deferred tax assets and deferred tax liabilities of $252 million and $196 million, respectively, with a corresponding net adjustment to deferred income tax expense of $56 million, for the year ended December 31, 2017. The Company has not made any additional measurement period adjustments for the reduction in the corporate income tax rate, which may be affected by other analyses related to the Tax Act, including, but not limited to, accounting method changes for tax purposes that could result in adjustments to temporary federal tax differences. For the acceleration of depreciation for assets qualifying for immediate expensing, the Company recorded a provisional benefit of $8 million for the year ended December 31, 2017, based on the Company’s intent to fully expense all qualifying expenditures. This resulted in a decrease of approximately $8 million to the Company's current income taxes payable and a corresponding decrease in its net deferred tax assets, excluding the effect of the reduction in the U.S. federal corporate income tax rate, for the year ended December 31, 2017. The Company has not yet completed its determination of which assets qualify for immediate expensing, and no additional measurement period adjustment was recorded for this item.

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

Adoption of ASU 2018-02 - The Company early adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Act. In accordance with the provisions of the ASU, $202 million of stranded tax effects related to the Tax Act were reclassified from accumulated other comprehensive income to retained earnings in the first quarter of 2018. This reclassification includes the impact of the change in the federal corporate income tax rate and the related federal benefit of state taxes.

The Company’s accounting policy with respect to releasing income tax effects from accumulated other comprehensive income is to apply an aggregate approach whereby the tax effects are measured based on the change in the unrealized gains or losses reflected in other comprehensive income.

The Company's unrecognized tax benefits increased $15 million during the three and six months ended June 30, 2018, for a tax position claimed during the quarter ended June 30, 2018, related to prior years. Assuming a sustainment of these positions, the reversal of the $15 million accrued would favorably impact the Company’s effective federal income tax rates in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As a result of the unrecognized tax benefits noted above, there was an increase in income tax expense of $1 million for interest for the three and six months ended June 30, 2018.

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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30 2018	December 31 2017
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(24)	(26)
Total long-term debt	$1,281	$1,279

Credit Facility - In November 2017, the Company terminated its Second Amended and Restated Credit Agreement and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit ratings, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s credit ratings. The commitment fee rate as of June 30, 2018, was 0.25% and may vary between 0.20% and 0.30%.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

As of June 30, 2018, approximately $17 million in letters of credit were issued but undrawn, and the remaining $1,233 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $9 million and $11 million as of June 30, 2018, and December 31, 2017, respectively.

Senior Notes - In December 2017, the Company issued $600 million aggregate principal amount of 3.483% senior notes with registration rights due December 2027, the net proceeds of which were used to repurchase the Company's 5.000% senior notes due in 2021. Pursuant to the terms of the registration rights agreement entered into in connection with the issuance of these senior notes, the Company completed in June 2018, an exchange of $600 million aggregate principal amount of registered 3.483% senior notes due December 2027 for all of the then outstanding unregistered senior notes due December 2027. The Company also has outstanding $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025.  Interest on the Company’s senior notes is payable semi-annually.

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $15 million as of June 30, 2018, and December 31, 2017.

Mississippi Economic Development Revenue Bonds - As of each of June 30, 2018, and December 31, 2017, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of June 30, 2018, and December 31, 2017, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the six months ended June 30, 2018.

The estimated fair values of the Company's total long-term debt as of June 30, 2018, and December 31, 2017, were $1,309 million and $1,361 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the six months ended June 30, 2018 and 2017, was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

The Company is party to various other claims, legal proceedings and investigations that arise in the ordinary course of business, including U.S. Government investigations that could result in administrative, civil, or criminal proceedings involving the Company. The Company is a contractor with the U.S. Government, and such proceedings could therefore include False Claims Act allegations against the Company. Although the Company believes that the resolution of these other claims, legal proceedings and investigations will not have a material effect on its consolidated financial position, results of operations, or cash flows, the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and are included in contract profit margins to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2018, recognized amounts related to claims and requests for equitable adjustment were not material individually or in the aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of June 30, 2018, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2018, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2018, the Company had $17 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $273 million of surety bonds outstanding.

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

In February 2018, the Company received the findings of an audit conducted by the Defense Contract Audit Agency citing significant deficiencies in the Company’s Newport News segment's business system for material management. The Company submitted a response in June 2018, agreeing in part and disagreeing in part with the audit findings. In the event the U.S. Government makes a final determination that there are remaining significant deficiencies and that the Company’s proposed corrective actions are inadequate, the U.S. Government may withhold up to 5% from the Company’s interim billings on cost-reimbursement, labor-hour, and time and materials contracts containing the applicable contractor business systems clause, until the U.S. Government determines all significant deficiencies have been remediated, which could have a material impact on the timing of the Company’s cash receipts.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$40	$36	$2	$2	$79	$71	$4	$5
Interest cost	63	66	5	6	127	133	10	12
Expected return on plan assets	(108)	(91)	—	—	(215)	(182)	—	—
Amortization of prior service cost (credit)	6	4	(6)	(4)	12	8	(11)	(9)
Amortization of net actuarial loss (gain)	21	24	—	(1)	41	48	(1)	(2)
Net periodic benefit cost	$22	$39	$1	$3	$44	$78	$2	$6

The Company made the following contributions to its pension and other postretirement plans for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30
($ in millions)	2018	2017
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	84	91
Non-qualified	3	3
Other benefit plans	16	17
Total contributions	$103	$111

For the year ending December 31, 2018, the Company expects cash contributions to its qualified benefit pension plans to be $508 million, all of which will be discretionary.

17. STOCK COMPENSATION PLANS

During the six months ended June 30, 2018 and 2017, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2018, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $260.69. These rights are subject to cliff vesting on December 31, 2020. For the six months ended June 30, 2017, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $219.47. These rights are subject to cliff vesting on December 31, 2019. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the six months ended June 30, 2018 and 2017, 0.2 million and 0.4 million stock awards vested, respectively, of which approximately 0.1 million and 0.2 million, respectively, were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2018.

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	403	$174.45	1.1

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended June 30, 2018 and 2017, of $8 million and $14 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the six months ended June 30, 2018 and 2017, of $15 million and $20 million, respectively

The Company recorded tax benefits related to stock awards of $2 million and $5 million, respectively, for the three months ended June 30, 2018 and 2017. The Company recorded tax benefits related to stock awards of $3 million and $8 million for the six months ended June 30, 2018 and 2017, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the three months ended June 30, 2018 and 2017, of less than $1 million and $1 million, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the six months ended June 30, 2018 and 2017, of $7 million and $24 million, respectively.

Unrecognized Compensation Expense

As of June 30, 2018, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2017, which will be recognized over a weighted average period of 1.3 years, and $37 million of unrecognized compensation expense associated with RPSRs granted in 2018, 2017, and 2016, which will be recognized over a weighted average period of 1.3 years.

18. SUBSIDIARY GUARANTORS

As described in Note 13, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of June 30, 2018, and December 31, 2017, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

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

While the Consolidated Appropriations Act for 2018 (the "CAA 2018"), a $1.3 trillion spending bill that funds the federal government through September 30, 2018, supports spending at BBA 2018 levels for defense and non-defense discretionary accounts, we cannot predict the impact that sequestration cuts or reprioritization of readiness and modernization investment may have on future funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, we consider our policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting, goodwill, and intangible assets;

•	Litigation, commitments, and contingencies;

•	Retirement related benefit plans; and

•	Workers' compensation.

Significant changes to our critical accounting policies from the adoption of Topic 606 are discussed below:

Revenue Recognition - Most of our revenues are derived from long-term contracts for the production of goods and services provided to the U.S. Government, which are accounted for in accordance with accounting principles generally accepted in the United States of America ("GAAP"), generally recognizing revenues over time using a cost-to-cost measure of progress. We also have other types of contracts, such as services or commercial arrangements, for which revenues are recognized over time or at a point in time, depending upon the facts and circumstances of the related arrangement. To determine the proper revenue recognition method, we consider whether two or more contracts should be combined and accounted for as one contract and whether a single contract should be accounted for as more than one performance obligation. A contract performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account.

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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2018 over 2017		June 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and service revenues	$2,020	$1,858	$162	9%	$3,894	$3,582	$312	9%
Cost of product sales and service revenues	1,568	1,436	132	9%	3,063	2,816	247	9%
Income (loss) from operating investments, net	2	1	1	100%	4	3	1	33%
Other income and gains	12	—	12	—%	14	—	14	—%
General and administrative expenses	209	182	27	15%	401	360	41	11%
Operating income (loss)	257	241	16	7%	448	409	39	10%
Other income (expense)
Interest expense	(15)	(17)	2	12%	(30)	(35)	5	14%
Non-operating retirement expense	19	(4)	23	575%	37	(8)	45	563%
Other, net	1	(2)	3	150%	2	(1)	3	300%
Federal and foreign income taxes	23	71	(48)	(68)%	62	99	(37)	(37)%
Net earnings (loss)	$239	$147	$92	63%	$395	$266	$129	48%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended				Six Months Ended
	June 30		2018 over 2017		June 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Product sales	$1,499	$1,397	$102	7%	$2,869	$2,697	$172	6%
Service revenues	521	461	60	13%	1,025	885	140	16%
Sales and service revenues	$2,020	$1,858	$162	9%	$3,894	$3,582	$312	9%

Product sales for the three months ended June 30, 2018, increased $102 million, or 7%, compared with the same period in 2017. Product sales for the six months ended June 30, 2018, increased $172 million, or 6%, compared with the same period in 2017. Ingalls product sales decreased $6 million for the three months ended June 30, 2018, primarily as a result of lower volumes in the Legend class NSC program and surface combatants, partially offset by higher volumes in amphibious assault ships. Ingalls product sales increased $22 million for the six months ended June 30, 2018, primarily as a result of higher volumes in amphibious assault ships, partially offset by lower volumes in the Legend class NSC program. Newport News product sales increased $109 million and $163 million for the three and six months ended June 30, 2018, respectively, primarily as a result of higher volumes in aircraft carriers. Technical Solutions product sales decreased $1 million for the three months ended June 30, 2018, primarily as a result of lower volumes in integrated mission solutions products. Technical Solutions product sales decreased $13 million for the six months ended June 30, 2018, primarily as a result of lower volumes on nuclear and environmental products.

Service revenues for the three months ended June 30, 2018, increased $60 million, or 13%, compared with the same period in 2017. Service revenues for the six months ended June 30, 2018, increased $140 million, or 16%, compared with the same period in 2017. Ingalls service revenues decreased $4 million for the three months ended June 30, 2018, primarily as a result of lower volumes in surface combatants services, partially offset by higher volumes in amphibious assault ships services. Ingalls service revenues increased $3 million for the six months ended June 30, 2018, as a result of higher volumes in amphibious assault ships services, partially offset by lower volumes in surface combatants services. Newport News service revenues increased $71 million for the three months ended June 30, 2018, primarily as a result of higher volumes in naval nuclear support services and submarines services. Newport News service revenues increased $128 million for the six months ended June 30, 2018, primarily as a result of higher volumes in naval nuclear support services and submarines services, partially offset by lower volumes in aircraft carriers services. Technical Solutions service revenues decreased $7 million for the three months ended June 30, 2018, primarily as a result of lower volumes in fleet support, integrated mission solutions, and nuclear and environmental services, partially offset by higher volumes in oil and gas services. Technical Solutions service revenues increased $9 million for the six months ended June 30, 2018, primarily as a result of higher volumes in oil and gas services, partially offset by lower volumes in integrated mission solutions and nuclear and environmental services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30		2018 over 2017		June 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Cost of product sales	$1,147	$1,061	$86	8%	$2,210	$2,088	$122	6%
% of product sales	76.5%	75.9%			77.0%	77.4%
Cost of service revenues	421	375	46	12%	853	728	125	17%
% of service revenues	80.8%	81.3%			83.2%	82.3%
Income (loss) from operating investments, net	2	1	1	100%	4	3	1	33%
Other income and gains	12	—	12	—%	14	—	14	—%
General and administrative expenses	209	182	27	15%	401	360	41	11%
% of sales and service revenues	10.3%	9.8%			10.3%	10.1%
Cost of sales and service revenues	$1,763	$1,617	$146	9%	$3,446	$3,173	$273	9%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2018, increased $86 million, or 8%, compared with the same period in 2017. Cost of product sales for the six months ended June 30, 2018, increased $122 million, or 6%, compared with the same period in 2017. Ingalls cost of product sales increased $11 million for the three months ended June 30, 2018, primarily driven by higher volumes in amphibious assault ships, partially offset by lower volumes in surface combatants and the Legend class NSC program. Ingalls cost of product sales increased $31 million for the six months ended June 30, 2018, primarily as a result of higher volumes in amphibious assault ships, as well as one time employee bonus payments in 2018 related to the Tax Act, partially offset by lower volumes in surface combatants and the Legend class NSC program. Newport News cost of product sales increased $89 million for the three months ended June 30, 2018, primarily as a result of the volume changes described above. Newport News cost of product sales increased $154 million for the six months ended June 30, 2018, primarily as a result of the volume changes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Technical Solutions cost of product sales increased $1 million for the three months ended June 30, 2018, primarily as a result of the volume changes described above. Technical Solutions cost of product sales decreased $34 million for the six months ended June 30, 2018, primarily due to an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and the lower volumes described above. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $15 million and $29 million for the three and six months ended June 30, 2018, respectively, as described below.

Cost of product sales as a percentage of product sales increased from 75.9% for the three months ended June 30, 2017, to 76.5% for the three months ended June 30, 2018. A favorable change in the Operating FAS/CAS Adjustment was offset by lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, as well as year-to-year variances in contract mix. Cost of product sales as a percentage of product sales decreased from 77.4% for the six months ended June 30, 2017, to 77.0% for the six months ended June 30, 2018. This decrease was primarily due to an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, a favorable change in the Operating FAS/CAS Adjustment, and higher risk retirement on the San Antonio class (LPD 17) program, partially offset by one time employee bonus payments in 2018 related to the Tax Act, lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, and year-to-year variances in contract mix.

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2018, increased $46 million, or 12%, compared with the same period in 2017. Cost of service revenues for the six months ended June 30, 2018, increased $125 million, or 17%, compared with the same period in 2017. Ingalls cost of service revenues decreased $5 million for the three months ended June 30, 2018, primarily as a result of the volume changes described above. Ingalls cost of service revenues increased $5 million for the six months ended June 30, 2018, primarily as a result of the volume changes described above and the recognition of a loss provision on a long-term design contract. Newport News cost of service revenues increased $64 million and $120 million for the three and six months ended June 30, 2018, respectively, primarily as a result of the volume changes described above. Technical Solutions cost of service revenues decreased $8 million for the three months ended June 30, 2018, primarily due to the lower volumes described above. Technical Solutions cost of service revenues increased $10 million for the six months ended June 30, 2018, primarily due to the higher volumes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $5 million and $10 million for the three and six months ended June 30, 2018, respectively, as described below.

Cost of service revenues as a percentage of service revenues decreased from 81.3% for the three months ended June 30, 2017, to 80.8% for the three months ended June 30, 2018, primarily driven by year-to-year variances in contract mix and a favorable change in the Operating FAS/CAS Adjustment. Cost of service revenues as a percentage of service revenues increased from 82.3% for the six months ended June 30, 2017, to 83.2% for the six months ended June 30, 2018, primarily driven by one time employee bonus payments in 2018 related to the Tax Act and the recognition of a loss provision on a long-term design contract, as well as year-to-year variances in contract mix, partially offset by a favorable change in the Operating FAS/CAS Adjustment.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three and six months ended June 30, 2018, increased $1 million from the same respective periods in 2017.

Other Income and Gains

Other income and gains for the three and six months ended June 30, 2018, increased $12 million and $14 million, respectively, from the same periods in 2017, primarily as a result of recoveries related to a settlement agreement at our Ingalls segment.

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

General and administrative expenses for the three months ended June 30, 2018, increased $27 million compared with the same period in 2017, primarily driven by higher overhead costs and current state income tax expense. General and administrative expenses for the six months ended June 30, 2018 increased $41 million compared with the same period in 2017, primarily driven by higher overhead costs and current state income tax expense, partially offset by deferred state income tax expense.

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

The following table reconciles segment operating income to operating income:

	Three Months Ended				Six Months Ended
	June 30		2018 over 2017		June 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Operating income (loss)	$257	$241	$16	7%	$448	$409	$39	10%
Operating FAS/CAS Adjustment	(73)	(53)	(20)	(38)%	(145)	(106)	(39)	(37)%
Non-current state income taxes	(3)	(1)	(2)	(200)%	(5)	4	(9)	(225)%
Segment operating income (loss)	$181	$187	$(6)	(3)%	$298	$307	$(9)	(3)%

Segment Operating Income

Segment operating income for the three months ended June 30, 2018, was $181 million, a decrease of $6 million from the same period in 2017. The decrease was primarily due to lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, partially offset by higher risk retirement on Arleigh Burke class (DDG 51) destroyers and the San Antonio class (LPD 17) program, as well as recoveries related to a settlement agreement at our Ingalls segment. Segment operating income for the six months ended June 30, 2018, was $298 million, a decrease of $9 million from the same period in 2017. The decrease was primarily due to lower risk retirement on the Legend class NSC program, one time employee bonus payments in 2018 related to the Tax Act, and year-to-year variances in contract mix, partially offset by an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, higher risk retirement on the San Antonio class (LPD 17) program and Arleigh Burke class (DDG 51) destroyers, and recoveries related to a settlement agreement at our Ingalls segment.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment and Operating FAS/CAS Adjustment

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended				Six Months Ended
	June 30		2018 over 2017		June 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
FAS expense	$(23)	$(42)	$19	45%	$(46)	$(84)	$38	45%
CAS cost	115	91	24	26%	228	182	46	25%
FAS/CAS Adjustment	92	49	43	88%	182	98	84	86%
Non-operating retirement expense	(19)	4	(23)	(575)%	(37)	8	(45)	(563)%
Operating FAS/CAS Adjustment	$73	$53	$20	38%	$145	$106	$39	37%

The Operating FAS/CAS Adjustment was a net benefit of $73 million and $53 million for the three months ended June 30, 2018 and 2017, respectively. The Operating FAS/CAS Adjustment was a net benefit of $145 million and $106 million for the six months ended June 30, 2018 and 2017, respectively. The favorable changes in the Operating FAS/CAS Adjustment of $20 million and $39 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, were primarily driven by impacts of lower discount and interest rates.

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

Non-current state income tax benefit for the three months ended June 30, 2018, was $3 million, compared to a non-current state income tax benefit of $1 million for the same period in 2017. The increase in non-current state income tax benefit was primarily attributable to changes in pension related adjustments. Non-current state income tax benefit for the six months ended June 30, 2018, was $5 million, compared to a non-current state income tax expense of $4 million for the same period in 2017. The favorable change in non-current state income taxes was primarily attributable to changes in pension related adjustments.

Interest Expense

Interest expense for the three and six months ended June 30, 2018, decreased $2 million and $5 million, respectively, compared with the same periods in 2017, primarily as a result of refinancing 5.000% senior notes due in 2021 with 3.483% senior notes due in 2027.

Non-Operating Retirement Expense

The non-operating retirement expense includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and six months ended June 30, 2018, the favorable changes in the non-operating retirement expense of $23 million and $45 million, respectively, were primarily driven by favorable 2017 returns on plan assets.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from operations for the three months ended June 30, 2018, was 8.8%, compared with 32.6% for the same period in 2017. Our effective tax rate on earnings from operations for the six months ended June 30, 2018, was 13.6%, compared with 27.1% for the same period in 2017. The lower effective tax rate for the three months ended June 30, 2018, was primarily attributable to a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years and the reduction in the federal corporate income tax rate, partially offset by an increase in unrecognized tax benefits and the repeal of the domestic manufacturing deduction effective January 1, 2018. The lower effective tax rate for the six months ended June 30, 2018, was primarily attributable to the reduction in the federal corporate income tax rate and a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years, partially offset by a reduction in the income tax benefits resulting from stock award settlement activity and an increase in unrecognized tax benefits. The reduction in the federal corporate income tax rate from 35% to 21% and the repeal of the domestic manufacturing deduction are provisions of the Tax Act. Our effective tax rates for the three and six months ended June 30, 2018, differed from the federal statutory rates primarily as a result of a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years. See Note 12: Income Taxes and Note 17: Stock Compensation Plans.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

Segment operating results are presented in the following table:

	Three Months Ended				Six Months Ended
	June 30		2018 over 2017		June 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and Service Revenues
Ingalls	$629	$639	$(10)	(2)%	$1,214	$1,189	$25	2%
Newport News	1,183	1,001	182	18%	2,265	1,972	293	15%
Technical Solutions	243	244	(1)	—%	476	469	7	1%
Intersegment eliminations	(35)	(26)	(9)	(35)%	(61)	(48)	(13)	(27)%
Sales and service revenues	$2,020	$1,858	$162	9%	$3,894	$3,582	$312	9%
Operating Income (Loss)
Ingalls	$83	$98	$(15)	(15)%	$147	$164	$(17)	(10)%
Newport News	91	80	11	14%	142	152	(10)	(7)%
Technical Solutions	7	9	(2)	(22)%	9	(9)	18	200%
Segment operating income (loss)	181	187	(6)	(3)%	298	307	(9)	(3)%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	73	53	20	38%	145	106	39	37%
Non-current state income taxes	3	1	2	200%	5	(4)	9	225%
Operating income (loss)	$257	$241	$16	7%	$448	$409	$39	10%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, including the Operating FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion ("EAC") of a contract, which reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Cumulative Adjustments

For the three and six months ended June 30, 2018 and 2017, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2018	2017	2018	2017
Gross favorable adjustments	$50	$88	$102	$145
Gross unfavorable adjustments	(13)	(28)	(37)	(59)
Net adjustments	$37	$60	$65	$86

For the three months ended June 30, 2018, favorable cumulative catch-up adjustments were related to risk retirement on the San Antonio class (LPD 17) program and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the six months ended June 30, 2018, favorable cumulative catch-up adjustments were related to risk retirement on the San Antonio class (LPD 17) program, as well as other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended June 30, 2017, favorable cumulative catch-up adjustments were related to risk retirement on the Tripoli (LHA 7) and the Legend class NSC program, as well as other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the six months ended June 30, 2017, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program and Tripoli (LHA 7), as well as other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

Ingalls

	Three Months Ended				Six Months Ended
	June 30		2018 over 2017		June 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and service revenues	$629	$639	$(10)	(2)%	$1,214	$1,189	$25	2%
Segment operating income (loss)	83	98	(15)	(15)%	147	164	(17)	(10)%
As a percentage of segment sales	13.2%	15.3%			12.1%	13.8%

Sales and Service Revenues

Ingalls revenues for the three months ended June 30, 2018, decreased $10 million, or 2%, from the same period in 2017, primarily driven by lower revenues in the Legend class NSC program and surface combatants, partially offset by higher revenues in amphibious assault ships. Revenues on the Legend class NSC program decreased due to lower volumes on Midgett (NSC 8) and Kimball (NSC 7), partially offset by higher volume on Stone (NSC 9). Surface combatants revenues decreased due to lower volumes on the delivered USS Ralph Johnson (DDG 114) and Lenah H. Sutcliffe Higbee (DDG 123), partially offset by higher volumes on USS Fitzgerald (DDG 62) repair and restoration and Delbert D. Black (DDG 119). Amphibious assault ships revenues increased due to higher volumes on Fort Lauderdale (LPD 28), Bougainville (LHA 8), and Richard M. McCool Jr. (LPD 29), partially offset by lower volume on the delivered USS Portland (LPD 27), as well as Tripoli (LHA 7).

Ingalls revenues for the six months ended June 30, 2018, increased $25 million, or 2%, from the same period in 2017, primarily driven by higher revenues in amphibious assault ships, partially offset by lower revenues in the Legend class NSC program and surface combatants. Amphibious assault ships revenues increased due to higher volumes on Fort Lauderdale (LPD 28), Richard M. McCool Jr. (LPD 29), and Bougainville (LHA 8), partially offset by lower volumes on the delivered USS Portland (LPD 27) and Tripoli (LHA 7). Revenues on the Legend class NSC program decreased due to lower volume on Kimball (NSC 7), partially offset by higher volume on Stone (NSC 9). Surface combatants revenues decreased due to lower volumes on Lenah H. Sutcliffe Higbee (DDG 123), the delivered USS Ralph Johnson (DDG 114), and the delivered USS John Finn (DDG 113), partially offset by higher volumes on USS Fitzgerald (DDG 62) repair and restoration, Jack H. Lucas (DDG 125), Delbert D. Black (DDG 119), and Frank E. Petersen Jr. (DDG 121).

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2018, was $83 million, compared with $98 million for the same period in 2017. The decrease was primarily due to lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, partially offset by higher risk retirement on Arleigh Burke class (DDG 51) destroyers and the San Antonio class (LPD 17) program, as well as recoveries related to a settlement agreement.

Ingalls segment operating income for the six months ended June 30, 2018, was $147 million, compared with $164 million for the same period in 2017. The decrease was primarily due to lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, partially offset by higher risk retirement on the San Antonio class (LPD 17) program and Arleigh Burke class (DDG 51) destroyers, as well as recoveries related to a settlement agreement.

Newport News

	Three Months Ended				Six Months Ended
	June 30		2018 over 2017		June 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and service revenues	$1,183	$1,001	$182	18%	$2,265	$1,972	$293	15%
Segment operating income (loss)	91	80	11	14%	142	152	(10)	(7)%
As a percentage of segment sales	7.7%	8.0%			6.3%	7.7%

Sales and Service Revenues

Newport News revenues for the three and six months ended June 30, 2018, increased $182 million and $293 million, or 18% and 15%, respectively, from the same periods in 2017, primarily driven by higher revenues in aircraft carriers, naval nuclear support services, and submarines. Aircraft carriers revenues increased primarily as a result of higher volumes on the execution contract for the RCOH of USS George Washington (CVN 73), the construction contract for John F. Kennedy (CVN 79), and the advance planning contract for Enterprise (CVN 80), partially offset by lower volumes on the execution contract for the RCOH of the redelivered USS Abraham Lincoln (CVN 72), the inactivation of the decommissioned aircraft carrier Enterprise (CVN 65), and the construction contract for the delivered USS Gerald R. Ford (CVN 78). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services, partially offset by lower volumes in aircraft carriers support. Submarines revenues related to the Virginia class (SSN 774) submarine program increased due to higher volumes on Block IV and Block V boats, partially offset by lower volumes on Block III boats.

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2018, was $91 million, compared with $80 million for the same period in 2017. The increase was primarily due to the higher volumes described above.

Newport News segment operating income for the six months ended June 30, 2018, was $142 million, compared with $152 million for the same period in 2017. The decrease was primarily due to one time employee bonus payments in 2018 related to the Tax Act, as well as year-to-year variances in contract mix, partially offset by the higher volumes described above.

Technical Solutions

	Three Months Ended				Six Months Ended
	June 30		2018 over 2017		June 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and service revenues	$243	$244	$(1)	—%	$476	$469	$7	1%
Segment operating income (loss)	7	9	(2)	(22)%	9	(9)	18	200%
As a percentage of segment sales	2.9%	3.7%			1.9%	(1.9)%

Sales and Service Revenues

Technical Solutions revenues for the three months ended June 30, 2018, decreased $1 million from the same period in 2017, primarily due to lower integrated mission solutions, fleet support, and nuclear and environmental revenues, offset by higher revenues in oil and gas services.

Technical Solutions revenues for the six months ended June 30, 2018, increased $7 million, or 1%, from the same period in 2017, primarily due to higher revenues in oil and gas and fleet support services, partially offset by lower nuclear and environmental and integrated mission solutions revenues.

Segment Operating Income

Technical Solutions segment operating income for the three months ended June 30, 2018, was $7 million, compared with $9 million for the same period in 2017. The decrease was primarily due to lower performance in fleet support services.

Technical Solutions segment operating income for the six months ended June 30, 2018, was $9 million, compared with an operating loss of $9 million for the same period in 2017. The increase was primarily due to an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, partially offset by one time employee bonus payments in 2018 related to the Tax Act.

BACKLOG

Total backlog as of each of June 30, 2018, and December 31, 2017, was approximately $21 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2018, and December 31, 2017:

	June 30, 2018			December 31, 2017
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$6,564	$2,165	$8,729	$5,920	$2,071	$7,991
Newport News	8,004	3,751	11,755	6,976	5,608	12,584
Technical Solutions	405	327	732	478	314	792
Total backlog	$14,973	$6,243	$21,216	$13,374	$7,993	$21,367

Approximately 32% of the $21 billion total backlog as of December 31, 2017, is expected to be converted into sales in 2018. U.S. Government orders comprised substantially all of the total backlog as of June 30, 2018, and December 31, 2017.

Awards

The value of new contract awards during the six months ended June 30, 2018, was approximately $3.7 billion. Significant new awards during the period included the detailed design and construction contract for Richard M. McCool Jr. (LPD 29).

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended		2018 over
	June 30		2017
($ in millions)	2018	2017	Dollars
Net earnings (loss)	$395	$266	$129
Depreciation and amortization	105	105	—
Provision for doubtful accounts	—	22	(22)
Stock-based compensation	15	20	(5)
Deferred income taxes	11	28	(17)
Retiree benefit funding less than (in excess of) expense	(56)	(27)	(29)
Trade working capital decrease (increase)	(111)	(130)	19
Net cash provided by (used in) operating activities	$359	$284	$75

Cash Flows

We discuss below our major operating, investing, and financing activities for the six months ended June 30, 2018 and 2017, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2018, was $359 million, compared with $284 million provided by operating activities for the same period in 2017. The favorable change in operating cash flow was primarily due to lower payments for income taxes and a change in trade working capital. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the six months ended June 30, 2018, we made discretionary contributions to our qualified defined benefit pension plans totaling $84 million, compared with $91 million of discretionary contributions for the same period in 2017. For the year ending December 31, 2018, we expect cash contributions to our qualified benefit pension plans to be $508 million, all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2018, was $165 million, compared with $133 million used in investing activities for the same period in 2017. The increase in investing cash used was driven by higher capital expenditures in 2018. For 2018, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 3% to 3.5% of annual revenues.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2018, was $497 million, compared with $318 million used in financing activities for the same period in 2017. The increase in cash used was primarily due to an additional $201 million of common stock repurchases and an additional $9 million of cash dividend payments, partially offset by a decrease of $31 million in employee taxes on certain share-based payment arrangements.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended		2018 over
	June 30		2017
($ in millions)	2018	2017	Dollars
Net cash provided by (used in) operating activities	$359	$284	$75
Less capital expenditures:
Capital expenditure additions	(177)	(137)	(40)
Grant proceeds for capital expenditures	19	—	19
Free cash flow	$201	$147	$54

Free cash flow for the six months ended June 30, 2018, increased $54 million from the same period in 2017, primarily due to a change in trade working capital, partially offset by higher capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June 30, 2018 and 2017, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

In February 2018, we received the findings of an audit conducted by the Defense Contract Audit Agency citing significant deficiencies in our Newport News segment's business system for material management. We submitted a response in June 2018, agreeing in part and disagreeing in part with the audit findings. In the event the U.S. Government makes a final determination that there are remaining significant deficiencies and that our proposed corrective actions are inadequate, the U.S. Government may withhold up to 5% from our interim billings on cost-reimbursement, labor-hour, and time and materials contracts containing the contractor business systems clause, until the U.S. Government determines all significant deficiencies have been remediated, which could have a material impact on the timing of our cash receipts.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2018, we had $17 million in standby letters of credit issued but undrawn and $273 million of surety bonds outstanding.

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

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered USS John Finn (DDG 113), and in 2017 we delivered USS Ralph Johnson (DDG 114). In June 2013, we were awarded a multi-year contract for construction of five additional Arleigh Burke class (DDG 51) destroyers: Paul Ignatius (DDG 117), Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125). In 2017 we began the repair and restoration of USS Fitzgerald (DDG 62).

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2013, we delivered USS Somerset (LPD 25), in 2016, we delivered USS John P. Murtha (LPD 26), and, in 2017, we delivered USS Portland (LPD 27). We are currently constructing Fort Lauderdale (LPD 28) and Richard M. McCool Jr. (LPD 29).

The decommissioned Enterprise (CVN 65)	Defuel and inactivate the world's first nuclear-powered aircraft carrier, which began in 2013. The inactivation was completed in the second quarter of 2018.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. Our $1,250 million revolving credit facility remained undrawn as of June 30, 2018.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of June 30, 2018, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
April 1, 2018 to April 30, 2018	88,983	$256.97	88,983	$1,039.7
May 1, 2018 to May 31, 2018	744,716	215.61	744,716	879.1
June 1, 2018 to June 30, 2018	297,603	217.38	297,603	814.4
Total	1,131,302	$219.33	1,131,302	$814.4
1 From the stock repurchase program's inception through June 30, 2018, we purchased 9,638,945 shares at an average price of $143.75 per share for a total of $1.4 billion.

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

Date:	August 2, 2018	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)