Form 10-Q
period 2018-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2018-11-08
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
As of November 2, 2018, 42,954,292 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2018	2017	2018	2017
Sales and service revenues
Product sales	$1,547	$1,391	$4,416	$4,088
Service revenues	536	472	1,561	1,357
Sales and service revenues	2,083	1,863	5,977	5,445
Cost of sales and service revenues
Cost of product sales	1,159	1,064	3,369	3,152
Cost of service revenues	434	384	1,287	1,112
Income (loss) from operating investments, net	8	7	12	10
Other income and gains	—	—	14	—
General and administrative expenses	208	181	609	541
Operating income (loss)	290	241	738	650
Other income (expense)
Interest expense	(14)	(18)	(44)	(53)
Non-operating retirement expense	19	(4)	56	(12)
Other, net	—	1	2	—
Earnings (loss) before income taxes	295	220	752	585
Federal and foreign income taxes	66	71	128	170
Net earnings (loss)	$229	$149	$624	$415

Basic earnings (loss) per share	$5.29	$3.28	$14.15	$9.06
Weighted-average common shares outstanding	43.3	45.4	44.1	45.8

Diluted earnings (loss) per share	$5.29	$3.27	$14.15	$9.04
Weighted-average diluted shares outstanding	43.3	45.5	44.1	45.9

Dividends declared per share	$0.72	$0.60	$2.16	$1.80

Net earnings (loss) from above	$229	$149	$624	$415
Other comprehensive income (loss)
Change in unamortized benefit plan costs	20	(52)	61	(7)
Other	—	3	(2)	10
Tax benefit (expense) for items of other comprehensive income	(5)	19	(16)	(1)
Other comprehensive income (loss), net of tax	15	(30)	43	2
Comprehensive income (loss)	$244	$119	$667	$417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30 2018	December 31 2017
Assets
Current Assets
Cash and cash equivalents	$68	$701
Accounts receivable, net of allowance for doubtful accounts of $9 million as of 2018 and $13 million as of 2017	472	429
Contract assets	1,039	759
Inventoried costs, net	180	183
Prepaid expenses and other current assets	100	123
Total current assets	1,859	2,195
Property, plant, and equipment, net of accumulated depreciation of $1,796 million as of 2018 and $1,770 million as of 2017	2,332	2,215
Goodwill	1,217	1,217
Other intangible assets, net of accumulated amortization of $556 million as of 2018 and $528 million as of 2017	480	508
Deferred tax assets	98	114
Miscellaneous other assets	213	125
Total assets	$6,199	$6,374
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$407	$375
Accrued employees’ compensation	267	245
Current portion of postretirement plan liabilities	139	139
Current portion of workers’ compensation liabilities	234	250
Contract liabilities	267	146
Other current liabilities	317	236
Total current liabilities	1,631	1,391
Long-term debt	1,282	1,279
Pension plan liabilities	436	922
Other postretirement plan liabilities	413	414
Workers’ compensation liabilities	471	509
Other long-term liabilities	141	101
Total liabilities	4,374	4,616
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.1 million shares issued and 43.0 million shares outstanding as of September 30, 2018, and 53.0 million shares issued and 45.1 million shares outstanding as of December 31, 2017	1	1
Additional paid-in capital	1,944	1,942
Retained earnings (deficit)	2,434	1,687
Treasury stock	(1,484)	(972)
Accumulated other comprehensive income (loss)	(1,070)	(900)
Total stockholders’ equity	1,825	1,758
Total liabilities and stockholders’ equity	$6,199	$6,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2018	2017
Operating Activities
Net earnings (loss)	$624	$415
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	129	123
Amortization of purchased intangibles	28	30
Amortization of debt issuance costs	3	4
Provision for doubtful accounts	(4)	10
Stock-based compensation	27	27
Deferred income taxes	(1)	26
Change in
Contract balances	(192)	(121)
Inventoried costs	3	18
Prepaid expenses and other assets	5	12
Accounts payable and accruals	109	33
Retiree benefits	(468)	(198)
Other non-cash transactions, net	3	1
Net cash provided by (used in) operating activities	266	380
Investing Activities
Capital expenditures
Capital expenditure additions	(293)	(228)
Grant proceeds for capital expenditures	33	—
Acquisitions of businesses, net of cash received	—	3
Investment in affiliates	(10)	—
Proceeds from disposition of assets	3	9
Net cash provided by (used in) investing activities	(267)	(216)
Financing Activities
Dividends paid	(95)	(82)
Repurchases of common stock	(512)	(247)
Employee taxes on certain share-based payment arrangements	(25)	(56)
Net cash provided by (used in) financing activities	(632)	(385)
Change in cash and cash equivalents	(633)	(221)
Cash and cash equivalents, beginning of period	701	720
Cash and cash equivalents, end of period	$68	$499
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$77	$173
Cash paid for interest	$32	$37
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$7	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Nine Months Ended September 30, 2018 and 2017 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2016	$1	$1,964	$1,323	$(684)	$(951)	$1,653
Net earnings (loss)	—	—	415	—	—	415
Dividends declared ($1.80 per share)	—	—	(82)	—	—	(82)
Additional paid-in capital	—	(29)	—	—	—	(29)
Other comprehensive income (loss), net of tax	—	—	—	—	2	2
Treasury stock activity	—	—	—	(247)	—	(247)
Balance as of September 30, 2017	$1	$1,935	$1,656	$(931)	$(949)	$1,712

Balance as of December 31, 2017	$1	$1,942	$1,687	$(972)	$(900)	$1,758
Net earnings (loss)	—	—	624	—	—	624
Dividends declared ($2.16 per share)	—	—	(95)	—	—	(95)
Additional paid-in capital	—	2	—	—	—	2
Other comprehensive income (loss), net of tax	—	—	—	—	43	43
Treasury stock activity	—	—	—	(512)	—	(512)
Effect of Accounting Standards Update 2014-09	—	—	5	—	—	5
Effect of Accounting Standards Update 2016-01	—	—	11	—	(11)	—
Effect of Accounting Standards Update 2018-02	—	—	202	—	(202)	—
Balance as of September 30, 2018	$1	$1,944	$2,434	$(1,484)	$(1,070)	$1,825

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

HII conducts most of its business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense technology programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Technical Solutions segment provides a wide range of professional services, including fleet support, mission driven innovative solutions ("MDIS"), nuclear and environmental, and oil and gas services.

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

Warranty Costs - Certain of the Company’s contracts contain assurance-type warranty provisions, which generally promise that the service or vessel will comply with agreed upon specifications. In such instances, the Company accrues the estimated loss by a charge to income in the relevant period. In limited circumstances, the Company's complex construction type contracts may provide the customer with an option to purchase a warranty or provide an extended assurance service coupled with the primary assurance warranty. In such cases, the Company accounts for the warranty as a separate performance obligation to the extent it is material within the context of the contract. Warranty liabilities are reported within other current liabilities and are not material.

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

For the nine months ended September 30, 2018, the Company recognized cash grant benefits of approximately $33 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the nine months ended September 30, 2017, the Company recognized no grant benefits.

Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts established to fund certain non-qualified pension plans. These trusts were valued at $112 million and $94 million as of September 30, 2018, and December 31, 2017, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of available-for-sale investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. As of December 31, 2017, the Company was due $8 million from Northrop Grumman under spin-off related agreements. For the nine months ended September 30, 2018, the Company received $8 million from Northrup Grumman under spin-off related agreements. As of each of September 30, 2018, and December 31, 2017, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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

On the Company’s unaudited condensed consolidated statements of financial position, contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The application of the new standard is materially consistent with the Company’s previous accounting policies related to contract balances. In accordance with the new standard, unbilled accounts receivable were reclassified as contract assets and advance payments and billings in excess of revenue were reclassified as contract liabilities as of September 30, 2018, and December 31, 2017, none of which resulted in a change to total current assets or total current liabilities. As part of the transition, the Company also classified in contract assets approximately $64 million of retention amounts arising from contractual provisions, since the right to collect is based on certain conditions other than the passage of time. These retention amounts were previously reported within billed accounts receivable. Under Topic 605, the Company included warranty costs specified in a contract as contract costs. Under Topic 606, assurance-type warranty costs are not deemed to be part of a performance obligation and, therefore, are included within warranty liabilities, which are not material.

The adoption of Topic 606 resulted in a cumulative increase to retained earnings of $5 million, net of $1 million tax expense, as of January 1, 2018, driven by changes in contract assets and warranty liabilities. For the three months ended September 30, 2018, product sales and operating income decreased by $5 million, net earnings decreased by $4 million, and diluted earnings per share decreased by $0.08, due to the adoption of Topic 606. For the nine months ended September 30, 2018, product sales and operating income decreased by $4 million, net earnings decreased by $3 million, and diluted earnings per share decreased by $0.07, due to the adoption of Topic 606.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which establishes a right-of-use model that requires a lessee to record the right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Additional qualitative and quantitative disclosures will be required. ASU 2016-02 will be effective for the Company beginning with the first quarter of 2019. In July 2018, the FASB approved an optional transition method, which the Company plans to elect, that allows companies to use a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company continues to execute its implementation plan for Topic 842. The Company has completed a scoping assessment of leasing arrangements and service agreements. The Company has evaluated the impact of applying the practical expedients of the new standard and expects to adopt the full package of practical expedients. The Company has also completed an assessment to identify functional areas impacted by ASU 2016-02, and is in the process of defining new business processes and controls to support the adoption of the new standard. The Company is in the test phase for its implementation of software that will assist in the recognition of additional assets and liabilities related to leases currently classified as operating leases with durations greater than 12 months to be included on the consolidated statements of financial position.

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

The following table is a schedule of the impact of adoption of ASU 2017-07 for the three and nine months ended September 30, 2017. The Company has reclassified the following line items on its previously issued consolidated financial statements to conform to the current year presentation.

	As Previously Reported		As Presented
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30
(in millions)	2017	2017	2017	2017
Cost of product sales	$1,105	$3,279	$1,064	$3,152
Cost of service revenues	$393	$1,141	$384	$1,112
General and administrative expenses	$135	$397	$181	$541
Operating income (loss)	$237	$638	$241	$650
Non-operating retirement expense	$—	$—	$(4)	$(12)

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

In June 2018, the FASB issued ASU 2018-08, “Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made,” which assists entities in evaluating the nature and accounting treatment of contributions received. The update applies to business entities that receive contributions of cash or other assets, but does not apply to transfers of assets from government entities to business entities. This standard is effective for annual reporting periods beginning after December 15, 2018. The update should be applied on a modified prospective basis. The Company is currently evaluating the impact of ASU 2018-08 on its consolidated financial statements and disclosures, accounting processes, or internal controls related to periodic government grants received as reimbursements of costs or related to depreciable assets.

In August 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement," which changes the fair value measurement disclosure requirements of ASC 820. The update includes changes to disclosures regarding valuation techniques and inputs, uncertainty, judgments, and assumptions in fair value measurements, and how changes in fair value measurements affect performance and cash flows. The update is effective for annual reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures, accounting processes, and internal controls.

In August 2018, the FASB issued ASU 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans,” which reduces disclosure requirements of Subtopic 715-20 and requires additional disclosure related to weighted-average interest crediting rates and significant gains and losses related to changes in the benefit obligation for the reporting period. The update is effective on a retrospective basis for fiscal years ending after December 15, 2020, with early adoption allowed. The Company is currently evaluating the impact of ASU 2018-14 on its consolidated financial statements and disclosures, accounting processes, and internal controls.

In August 2018, the SEC issued a final rule that amends certain disclosure requirements it considers redundant, outdated, or superseded, including disclosures related to ratio of fixed charges, changes in stockholders' equity, dividends, and market price information. The final rule is effective 30 days after its publication in the Federal Register. The Company is currently evaluating the impact of the final rule on its consolidated financial statements and disclosures, accounting processes, and internal controls.

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

As of September 30, 2018, Avondale assets held for sale totaled $41 million and are presented within prepaid expenses and other current assets in the unaudited condensed consolidated statements of financial position. In October 2018, the Company completed the sale of the Avondale facility. In addition to cash proceeds, the Company financed a portion of the transaction over a nine year period, resulting in a net gain of $7 million to be recognized in the fourth quarter of 2018.

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

6. STOCKHOLDERS' EQUITY

Treasury Stock - On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2018, the Company repurchased 2,217,629 shares at an aggregate cost of $512 million, of which approximately $2 million was not yet settled for cash as of September 30, 2018. For the nine months ended September 30, 2018, the Company also settled for cash $2 million of shares repurchased in the prior year. For the nine months ended September 30, 2017, the Company repurchased 1,244,105 shares at an aggregate cost of $247 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position and the unaudited condensed consolidated statements of changes in equity.

Dividends - The Company declared cash dividends per share of $0.72 and $0.60 for the three months ended September 30, 2018 and 2017, respectively. The Company declared cash dividends per share of $2.16 and $1.80 for the nine months ended September 30, 2018 and 2017, respectively. The Company paid cash dividends totaling $95 million and $82 million for the nine months ended September 30, 2018 and 2017, respectively.

Accumulated Other Comprehensive Income (Loss) - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings (loss). The accumulated other comprehensive loss as of September 30, 2018, was comprised of unamortized benefit plan costs of $1,065 million and other comprehensive loss items of $5 million. The accumulated other comprehensive loss as of December 31, 2017, was comprised of unamortized benefit plan costs of $906 million and other comprehensive income items of $6 million.
The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2018 and 2017, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2017	$(921)	$2	$(919)
Other comprehensive income (loss) before reclassifications	(76)	3	(73)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of net actuarial loss (gain)[1]	24	—	24
Tax benefit (expense) for items of other comprehensive income	20	(1)	19
Net current period other comprehensive income (loss)	(32)	2	(30)
Balance as of September 30, 2017	(953)	4	(949)

Balance as of June 30, 2018	(1,080)	(5)	(1,085)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	1	—	1
Amortization of net actuarial loss (gain)[1]	19	—	19
Tax benefit (expense) for items of other comprehensive income	(5)	—	(5)
Net current period other comprehensive income (loss)	15	—	15
Balance as of September 30, 2018	$(1,065)	$(5)	$(1,070)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2016	$(948)	$(3)	$(951)
Other comprehensive income (loss) before reclassifications	(76)	10	(66)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss (gain)[1]	70	—	70
Tax benefit (expense) for items of other comprehensive income	2	(3)	(1)
Net current period other comprehensive income (loss)	(5)	7	2
Balance as of September 30, 2017	(953)	4	(949)

Balance as of December 31, 2017	(906)	6	(900)
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of prior service cost (credit)[1]	2	—	2
Amortization of net actuarial loss (gain)[1]	59	—	59
Tax benefit (expense) for items of other comprehensive income	(16)	—	(16)
Net current period other comprehensive income (loss)	45	(2)	43
Effect of Accounting Standards Update 2016-01[2]	—	(11)	(11)
Effect of Accounting Standards Update 2018-02[3]	(204)	2	(202)
Balance as of September 30, 2018	$(1,065)	$(5)	$(1,070)
1 These accumulated comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2018 and 2017, was $5 million and $9 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017, was $16 million and $27 million, respectively.
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

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2018	2017	2018	2017
Net earnings (loss)	$229	$149	$624	$415

Weighted-average common shares outstanding	43.3	45.4	44.1	45.8
Net dilutive effect of stock options and awards	—	0.1	—	0.1
Dilutive weighted-average common shares outstanding	43.3	45.5	44.1	45.9

Earnings (loss) per share - basic	$5.29	$3.28	$14.15	$9.06
Earnings (loss) per share - diluted	$5.29	$3.27	$14.15	$9.04

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three and nine months ended September 30, 2018. The Company has excluded from diluted share amounts presented above the effects of 0.3 million RPSRs for the three and nine months ended September 30, 2017.

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

Services - The Technical Solutions segment generates revenue primarily under U.S. Government contracts from the provision of fleet support and MDIS services. Contracts generally are structured using either an Indefinite Delivery/Indefinite Quantity ("IDIQ") vehicle, under which orders are issued, or a standalone contract. Contracts may be fixed-price or cost-type, include variable consideration such as incentives and awards, and structured as task orders under an IDIQ contract vehicle or requirements contract vehicle. In either case, the Company generally performs over the course of a short-duration period and may continue to perform upon exercise of related period of performance options that are also short in duration, generally one year. The Company’s performance obligations vary in nature and may be stand-ready, in which case the Company responds to the customer’s needs on the basis of its demand, a recurring service, in the case of recurring maintenance services, or a single performance obligation that does not comprise a series of distinct services.

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

	Three Months Ended September 30, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$636	$891	$20	$—	$1,547
Service revenues	56	286	194	—	536
Intersegment	2	2	31	(35)	—
Sales and service revenues	$694	$1,179	$245	$(35)	$2,083
Customer Type
Federal	$692	$1,177	$155	$—	$2,024
Commercial	—	—	59	—	59
Intersegment	2	2	31	(35)	—
Sales and service revenues	$694	$1,179	$245	$(35)	$2,083
Contract Type
Firm fixed-price	$31	$2	$33	$—	$66
Fixed-price incentive	569	472	—	—	1,041
Cost-type	92	703	90	—	885
Time and materials	—	—	91	—	91
Intersegment	2	2	31	(35)	—
Sales and service revenues	$694	$1,179	$245	$(35)	$2,083

	Nine Months Ended September 30, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,747	$2,616	$53	$—	$4,416
Service revenues	159	823	579	—	1,561
Intersegment	2	5	89	(96)	—
Sales and service revenues	$1,908	$3,444	$721	$(96)	$5,977
Customer Type
Federal	$1,906	$3,439	$447	$—	$5,792
Commercial	—	—	184	—	184
State and local government agencies	—	—	1	—	1
Intersegment	2	5	89	(96)	—
Sales and service revenues	$1,908	$3,444	$721	$(96)	$5,977
Contract Type
Firm fixed-price	$73	$6	$114	$—	$193
Fixed-price incentive	1,583	1,369	1	—	2,953
Cost-type	250	2,064	275	—	2,589
Time and materials	—	—	242	—	242
Intersegment	2	5	89	(96)	—
Sales and service revenues	$1,908	$3,444	$721	$(96)	$5,977

	Three Months Ended September 30	Nine Months Ended September 30
($ in millions)	2018	2018
Major Programs
Amphibious assault ships	$356	$971
Surface combatants and coast guard cutters	336	934
Other	2	3
Total Ingalls	694	1,908
Aircraft carriers	647	1,888
Submarines	369	1,114
Other	163	442
Total Newport News	1,179	3,444
Government and energy services	194	589
Oil and gas services	51	132
Total Technical Solutions	245	721
Intersegment eliminations	(35)	(96)
Sales and service revenues	$2,083	$5,977

As of September 30, 2018, the Company had $21.9 billion of remaining performance obligations. The Company expects to recognize approximately 40% of its remaining performance obligations as revenue through 2019, an additional 40% through 2021, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended September 30, 2018 and 2017, net cumulative catch-up adjustments increased operating income by $34 million and $56 million, respectively, and increased diluted earnings per share by $0.62 and $0.79, respectively. For the nine months ended September 30, 2018 and 2017, net cumulative catch-up adjustments increased operating income by $99 million and $142 million, respectively, and increased diluted earnings per share by $1.78 and $2.01, respectively. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $159 million from December 31, 2017 to September 30, 2018, primarily due to an increase in contract assets as a result of revenue on certain U.S. Navy contracts. For the nine months ended September 30, 2018, the Company recognized revenue of $87 million related to its contract liabilities as of December 31, 2017.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
Sales and Service Revenues
Ingalls	$694	$593	$1,908	$1,782
Newport News	1,179	1,053	3,444	3,025
Technical Solutions	245	241	721	710
Intersegment eliminations	(35)	(24)	(96)	(72)
Sales and service revenues	$2,083	$1,863	$5,977	$5,445
Operating Income (Loss)
Ingalls	$82	$74	$229	$238
Newport News	119	96	261	248
Technical Solutions	16	22	25	13
Segment operating income (loss)	217	192	515	499
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	73	50	218	156
Non-current state income taxes	—	(1)	5	(5)
Operating income (loss)	$290	$241	$738	$650

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under U.S. Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment.

($ in millions)	September 30 2018	December 31 2017
Assets
Ingalls	$1,607	$1,385
Newport News	3,571	3,350
Technical Solutions	673	642
Corporate	348	997
Total assets	$6,199	$6,374

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	September 30 2018	December 31 2017
Production costs of contracts in process[1]	$77	$90
Raw material inventory	103	93
Total inventoried costs, net	$180	$183
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

Accumulated goodwill impairment losses as of each of September 30, 2018, and December 31, 2017, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of September 30, 2018, and December 31, 2017, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of September 30, 2018, and December 31, 2017, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of September 30, 2018, and December 31, 2017, were $122 million.

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $10 million for the three months ended September 30, 2018 and 2017, and $28 million and $30 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company expects amortization expense for purchased intangible assets of approximately $36 million in 2018, $32 million in 2019, $28 million in 2020, $26 million in 2021, and $24 million in 2022.

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rates on earnings from operations for the three months ended September 30, 2018 and 2017, were 22.4% and 32.3%, respectively. For the nine months ended September 30, 2018 and 2017, the Company's effective tax rates on earnings from operations were 17.0% and 29.1%, respectively. The lower effective tax rate for the three months ended September 30, 2018, was primarily attributable to the reduction in the federal corporate income tax rate, partially offset by the repeal of the domestic manufacturing deduction effective January 1, 2018, and an adjustment to a claim for research and development tax credits for the post-spin-off 2011 through 2015 tax years. The lower effective tax rate for the nine months ended

September 30, 2018, was primarily attributable to the reduction in the federal corporate income tax rate and a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years, partially offset by a reduction in the income tax benefits resulting from stock award settlement activity, the repeal of the domestic manufacturing deduction effective January 1, 2018, and an increase in unrecognized tax benefits. The reduction in the federal corporate income tax rate from 35% to 21% and the repeal of the domestic manufacturing deduction are provisions of the Tax Act.

For the three months ended September 30, 2018, the Company’s effective tax rate differed from the federal statutory rate primarily as a result of an adjustment to a claim for research and development tax credits for the post-spin-off 2011 through 2015 tax years. For the nine months ended September 30, 2018, the Company’s effective tax rate differed from the federal statutory tax rate as a result of a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years. For the three and nine months ended September 30, 2017, the Company's effective tax rates differed from the federal statutory rates primarily as a result of the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction.

Tax Reform - The Tax Act, signed into law on December 22, 2017, provides for significant changes to U.S. federal income tax law, including a provision that allows for full expensing of certain qualified property, reduction of the federal corporate income tax rate from 35% to 21%, repeal of the domestic manufacturing deduction, and further limitations on the deductibility of certain executive compensation. The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Tax Act in the reporting period of enactment, including a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes. The Company is reporting measurement period adjustments for the following items of the Tax Act for which the accounting is incomplete.

Reduction of the U.S. federal corporate income tax rate: For the reduction in the federal corporate income tax rate, the Company recorded a provisional decrease in its deferred tax assets and deferred tax liabilities of $252 million and $196 million, respectively, with a corresponding net adjustment to deferred income tax expense of $56 million, for the year ended December 31, 2017. In October 2018, the Company received authorization from the IRS to change its accounting method for unbilled revenue related to service contracts effective January 1, 2017. As a result, the Company's provisional adjustment to its net deferred tax assets will decrease by approximately $10 million, with a corresponding reduction to deferred income tax expense of $10 million. The measurement period adjustment of $10 million will be reflected in the Company's fourth quarter 2018 financial statements, which is the period the authorization was received.

Acceleration of depreciation: For the acceleration of depreciation for assets qualifying for immediate expensing, the Company recorded a provisional benefit of $8 million for the year ended December 31, 2017, based on its intent to fully expense all qualifying expenditures. This resulted in a decrease of approximately $8 million to the Company's current income taxes payable and a corresponding decrease in its net deferred tax assets, excluding the effect of the reduction in the U.S. federal corporate income tax rate, for the year ended December 31, 2017. In preparing the Company’s consolidated federal income tax return, a detailed review of capital expenditures was completed. As a result of this analysis, the provisional benefit was determined to be approximately $4 million, which is not material.

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

The Company's unrecognized tax benefits decreased $1 million and increased $14 million during the three and nine months ended September 30, 2018, respectively, for a tax position claimed during the nine months ended September 30, 2018, related to prior years. Assuming a sustainment of these positions, the reversal of the $14 million accrual would favorably impact the Company’s effective federal income tax rates in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As a result of the unrecognized tax benefits noted above, income tax expense increased $1 million for interest for the nine months ended September 30, 2018. There was no material change in accrued interest and penalties for the three months ended September 30, 2018.

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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	September 30 2018	December 31 2017
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(23)	(26)
Total long-term debt	$1,282	$1,279

Credit Facility - In November 2017, the Company terminated its Second Amended and Restated Credit Agreement and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit ratings, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s credit ratings. The commitment fee rate as of September 30, 2018, was 0.25% and may vary between 0.20% and 0.30%.

The Credit Facility contains a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

As of September 30, 2018, approximately $16 million in letters of credit were issued but undrawn, and the remaining $1,234 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $9 million and $11 million as of September 30, 2018, and December 31, 2017, respectively.

Senior Notes - In December 2017, the Company issued $600 million aggregate principal amount of 3.483% senior notes with registration rights due December 2027, the net proceeds of which were used to repurchase the

Company's 5.000% senior notes due in 2021. Pursuant to the terms of the registration rights agreement entered into in connection with the issuance of these senior notes, the Company completed in June 2018 an exchange of $600 million aggregate principal amount of registered 3.483% senior notes due December 2027 for all of the then outstanding unregistered senior notes due December 2027. The Company also has outstanding $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025.  Interest on the Company’s senior notes is payable semi-annually.

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $14 million and $15 million as of September 30, 2018, and December 31, 2017, respectively.

Mississippi Economic Development Revenue Bonds - As of each of September 30, 2018, and December 31, 2017, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of September 30, 2018, and December 31, 2017, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the nine months ended September 30, 2018.

The estimated fair values of the Company's total long-term debt as of September 30, 2018, and December 31, 2017, were $1,300 million and $1,361 million, respectively. The fair values of the Company's long-term debt were calculated based on either recent trades of the Company's debt instruments in inactive markets or yields available on debt with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The average cost per case to resolve cases during the nine months ended September 30, 2018 and 2017, was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

15. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and are included in contract profit margins to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2018, recognized amounts related to claims and requests for equitable adjustment were not material individually or in the aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming, and other business arrangements to support the Company's products and services. The Company attempts to limit its exposure under these arrangements to its investment or the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement.

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of September 30, 2018, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience in remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2018, the probable future cost for environmental remediation was $1 million, which is accrued in other current liabilities. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as projects progress will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2018, the Company had $16 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $273 million of surety bonds outstanding.

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

In February 2018, the Company received the findings of an audit conducted by the Defense Contract Audit Agency ("DCAA") citing significant deficiencies in the Company’s Newport News segment's business system for material management. The Company submitted a response in June 2018, agreeing in part and disagreeing in part with the audit findings, and the Company and the U.S. Government continue to engage in discussions regarding the DCAA’s findings. In the event the U.S. Government makes a final determination that there are remaining significant deficiencies and that the Company’s proposed corrective actions are inadequate, the U.S. Government may withhold up to 5% from the Company’s interim billings on cost-reimbursement, labor-hour, and time and materials contracts containing the applicable contractor business systems clause, until the U.S. Government determines all significant deficiencies have been remediated, which could have a material impact on the timing of the Company’s cash receipts.

Collective Bargaining Agreements - Of the Company's approximately 40,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, one of which covers approximately 50% of Newport News employees and was renewed July 2017. The remaining collective bargaining agreements at Newport News expire December 2018, November 2020, and December 2022. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement. The Company believes its relationship with its employees is satisfactory.

Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. The Company does not expect the results of these negotiations, either individually or in the aggregate, to have a material effect on the Company's consolidated results of operations.

16. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, postretirement benefit plans, and defined contribution pension plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$39	$37	$2	$3	$118	$108	$6	$8
Interest cost	63	67	5	6	190	200	15	18
Expected return on plan assets	(107)	(93)	—	—	(322)	(275)	—	—
Amortization of prior service cost (credit)	6	6	(5)	(6)	18	14	(16)	(15)
Amortization of net actuarial loss (gain)	20	25	(1)	(1)	61	73	(2)	(3)
Net periodic benefit cost	$21	$42	$1	$2	$65	$120	$3	$8

The Company made the following contributions to its pension and other postretirement plans for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30
($ in millions)	2018	2017
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	508	294
Non-qualified	6	5
Other benefit plans	23	27
Total contributions	$537	$326

As of September 30, 2018, the Company anticipates no further significant cash contributions to its qualified defined benefit plans in 2018.

17. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2018 and 2017, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2018, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $261.89. These rights are subject to cliff vesting on December 31, 2020. For the nine months ended September 30, 2017, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $218.36. These rights are subject to cliff vesting on December 31, 2019. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the nine months ended September 30, 2018 and 2017, 0.2 million and 0.4 million stock awards vested, respectively, of which approximately 0.1 million and 0.2 million, respectively, were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2018.

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	398	$174.09	0.9

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended September 30, 2018 and 2017, of $11 million and $7 million, respectively. The Company recorded stock-based compensation of $27 million for the value of awards granted to Company employees and non-employee members of the board of directors for the nine months ended September 30, 2018 and 2017.

The Company recorded tax benefits related to stock awards of $3 million for the three months ended September 30, 2018 and 2017. The Company recorded tax benefits related to stock awards of $6 million and $11 million for the nine months ended September 30, 2018 and 2017, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the three months ended September 30, 2018 and 2017, of less than $1 million. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the nine months ended September 30, 2018 and 2017, of $7 million and $24 million, respectively.

Unrecognized Compensation Expense

As of September 30, 2018, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2017, which will be recognized over a weighted average period of 1.1 years, and $32 million of unrecognized compensation expense associated with RPSRs granted in 2018, 2017, and 2016, which will be recognized over a weighted average period of 1.0 year.

18. SUBSIDIARY GUARANTORS

As described in Note 13, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of September 30, 2018, and December 31, 2017, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

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

We conduct most of our business with the U.S. Government, primarily the DoD. As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Technical Solutions segment provides a wide range of professional services, including fleet support, MDIS, nuclear and environmental, and oil and gas services.

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

While appropriations measures have been enacted for fiscal year 2019, which fund the Department of Defense, Department of Energy, and a limited number of other federal agencies, a Continuing Appropriations measure is also in effect, which funds the balance of the federal government through December 7, 2018. We cannot predict the impact that sequestration cuts, reprioritization of readiness and modernization investment, or extension of 2019 Continuing Appropriations may have on future funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers and subcontractors and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures that result from sequestration and other budget priorities may have serious negative consequences for the security of our country, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. Congress and the Administration continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

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

Award Fees - Certain contracts contain award fees based on performance criteria such as cost, schedule, quality, and technical performance. Award fees are determined and earned based on an evaluation by the customer of our performance against such negotiated criteria. We consider award fees to be variable consideration and generally include these fees in the transaction price using a most likely amount approach. Award fees are limited to the extent of funding allotted by the customer and available for performance and those amounts for which a significant reversal of revenue is not probable.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended				Nine Months Ended
	September 30		2018 over 2017		September 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and service revenues	$2,083	$1,863	$220	12%	$5,977	$5,445	$532	10%
Cost of product sales and service revenues	1,593	1,448	145	10%	4,656	4,264	392	9%
Income (loss) from operating investments, net	8	7	1	14%	12	10	2	20%
Other income and gains	—	—	—	—%	14	—	14	—%
General and administrative expenses	208	181	27	15%	609	541	68	13%
Operating income (loss)	290	241	49	20%	738	650	88	14%
Other income (expense)
Interest expense	(14)	(18)	4	22%	(44)	(53)	9	17%
Non-operating retirement expense	19	(4)	23	575%	56	(12)	68	567%
Other, net	—	1	(1)	(100)%	2	—	2	—%
Federal and foreign income taxes	66	71	(5)	(7)%	128	170	(42)	(25)%
Net earnings (loss)	$229	$149	$80	54%	$624	$415	$209	50%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended				Nine Months Ended
	September 30		2018 over 2017		September 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Product sales	$1,547	$1,391	$156	11%	$4,416	$4,088	$328	8%
Service revenues	536	472	64	14%	1,561	1,357	204	15%
Sales and service revenues	$2,083	$1,863	$220	12%	$5,977	$5,445	$532	10%

Product sales for the three months ended September 30, 2018, increased $156 million, or 11%, compared with the same period in 2017. Product sales for the nine months ended September 30, 2018, increased $328 million, or 8%, compared with the same period in 2017. Ingalls product sales increased $94 million for the three months ended September 30, 2018, primarily as a result of higher volumes in amphibious assault ships and the Legend class NSC program, partially offset by lower volumes in surface combatants. Ingalls product sales increased $116 million for the nine months ended September 30, 2018, primarily as a result of higher volumes in amphibious assault ships, partially offset by lower volumes in surface combatants and the Legend class NSC program. Newport News product sales increased $69 million and $232 million for the three and nine months ended September 30, 2018, respectively, primarily as a result of higher volumes in aircraft carriers, partially offset by lower volumes in submarines. Technical Solutions product sales decreased $7 million and $20 million for the three and nine months ended September 30, 2018, respectively, primarily as a result of lower volumes in nuclear and environmental products.

Service revenues for the three months ended September 30, 2018, increased $64 million, or 14%, compared with the same period in 2017. Service revenues for the nine months ended September 30, 2018, increased $204 million, or 15%, compared with the same period in 2017. Ingalls service revenues increased $5 million for the three months ended September 30, 2018, primarily as a result of higher volumes in amphibious assault ships services. Ingalls service revenues increased $8 million for the nine months ended September 30, 2018, as a result of higher volumes in amphibious assault ships services, partially offset by lower volumes in surface combatants services. Newport News service revenues increased $56 million and $184 million for the three and nine months ended September 30, 2018, respectively, primarily as a result of higher volumes in naval nuclear support services and submarines services, partially offset by lower volumes in aircraft carriers services. Technical Solutions service revenues increased $3 million for the three months ended September 30, 2018, primarily as a result of higher volumes in oil and gas services and MDIS, partially offset by lower volumes in fleet support and nuclear and environmental services. Technical Solutions service revenues increased $12 million for the nine months ended September 30, 2018, primarily as a result of higher volumes in oil and gas services, partially offset by lower volumes in fleet support and nuclear and environmental services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2018 over 2017		September 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Cost of product sales	$1,159	$1,064	$95	9%	$3,369	$3,152	$217	7%
% of product sales	74.9%	76.5%			76.3%	77.1%
Cost of service revenues	434	384	50	13%	1,287	1,112	175	16%
% of service revenues	81.0%	81.4%			82.4%	81.9%
Income (loss) from operating investments, net	8	7	1	14%	12	10	2	20%
Other income and gains	—	—	—	—%	14	—	14	—%
General and administrative expenses	208	181	27	15%	609	541	68	13%
% of sales and service revenues	10.0%	9.7%			10.2%	9.9%
Cost of sales and service revenues	$1,793	$1,622	$171	11%	$5,239	$4,795	$444	9%

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2018, increased $95 million, or 9%, compared with the same period in 2017. Cost of product sales for the nine months ended September 30, 2018, increased $217 million, or 7%, compared with the same period in 2017. Ingalls cost of product sales increased $83 million for the three months ended September 30, 2018, primarily as a result of the volume changes described above. Ingalls cost of product sales increased $114 million for the nine months ended September 30, 2018, primarily as a result of higher volumes in amphibious assault ships and lower risk retirement on the Legend class NSC program, as well as one time employee bonus payments in 2018 related to the Tax Act, partially offset by lower volumes in surface combatants. Newport News cost of product sales increased $23 million for the three months ended September 30, 2018, primarily as a result of the volume changes described above. Newport News cost of product sales increased $177 million for the nine months ended September 30, 2018, primarily as a result of the volume changes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Technical Solutions cost of product sales increased $6 million for the three months ended September 30, 2018, primarily due to the 2017 release of a portion of an accounts receivable allowance on a nuclear and environmental commercial contract, partially offset by lower volumes in nuclear and environmental products. Technical Solutions cost of product sales decreased $28 million for the nine months ended September 30, 2018, primarily due to the lower volumes described above and an allowance for accounts receivable in 2017 on a nuclear and environmental commercial contract. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $17 million and $46 million for the three and nine months ended September 30, 2018, respectively, as described below.

Cost of product sales as a percentage of product sales decreased from 76.5% for the three months ended September 30, 2017, to 74.9% for the three months ended September 30, 2018. This decrease was primarily due to a favorable change in the Operating FAS/CAS Adjustment and year-to-year variances in contract mix, partially offset by the resolution in 2017 of outstanding contract changes on the RCOH of USS Abraham Lincoln (CVN 72), as well as the 2017 release of a portion of an accounts receivable allowance on a nuclear and environmental commercial contract. Cost of product sales as a percentage of product sales decreased from 77.1% for the nine months ended September 30, 2017, to 76.3% for the nine months ended September 30, 2018. This decrease was primarily due to a favorable change in the Operating FAS/CAS Adjustment, an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, higher risk retirement on the San Antonio class (LPD 17) program, and year-to-year variances in contract mix, partially offset by lower risk retirement on the Legend class NSC program and Tripoli (LHA 7), as well as one time employee bonus payments in 2018 related to the Tax Act.

Cost of Service Revenues

Cost of service revenues for the three months ended September 30, 2018, increased $50 million, or 13%, compared with the same period in 2017. Cost of service revenues for the nine months ended September 30, 2018, increased $175 million, or 16%, compared with the same period in 2017. Ingalls cost of service revenues increased $4 million for the three months ended September 30, 2018, primarily as a result of the volume changes described above. Ingalls cost of service revenues increased $9 million for the nine months ended September 30, 2018, primarily as a result of the volume changes described above and the recognition of a loss provision on a long-term design contract. Newport News cost of service revenues increased $51 million and $171 million for the three and nine months ended September 30, 2018, respectively, primarily as a result of the volume changes described above. Technical Solutions cost of service revenues increased $1 million for the three months ended September 30, 2018, primarily due to the volume changes described above. Technical Solutions cost of service revenues increased $11 million for the nine months ended September 30, 2018, primarily due to the volume changes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $6 million and $16 million for the three and nine months ended September 30, 2018, respectively, as described below.

Cost of service revenues as a percentage of service revenues decreased from 81.4% for the three months ended September 30, 2017, to 81.0% for the three months ended September 30, 2018, primarily driven by year-to-year variances in contract mix and a favorable change in the Operating FAS/CAS Adjustment, partially offset by the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65). Cost of service revenues as a percentage of service revenues increased from 81.9% for the nine months ended September 30, 2017, to 82.4% for the nine months ended September 30, 2018, primarily driven by the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65), one time employee bonus payments in 2018 related to the Tax Act, and the recognition of a loss provision on a long-term design contract, partially offset by a favorable change in the Operating FAS/CAS Adjustment and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net increased $1 million and $2 million for the three and nine months ended September 30, 2018, respectively, primarily due to higher equity income from our nuclear and environmental joint ventures.

Other Income and Gains

Other income and gains for the three months ended September 30, 2018, was consistent with the same period in 2017. Other income and gains for the nine months ended September 30, 2018, increased $14 million from the same period in 2017, primarily as a result of recoveries related to a settlement agreement at our Ingalls segment.

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

General and administrative expenses for the three and nine months ended September 30, 2018, increased $27 million and $68 million, respectively, compared with the same periods in 2017, primarily driven by higher overhead costs and current state income tax expense, partially offset by favorable changes in non-current state income tax expense.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended				Nine Months Ended
	September 30		2018 over 2017		September 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Operating income (loss)	$290	$241	$49	20%	$738	$650	$88	14%
Operating FAS/CAS Adjustment	(73)	(50)	(23)	(46)%	(218)	(156)	(62)	(40)%
Non-current state income taxes	—	1	(1)	(100)%	(5)	5	(10)	(200)%
Segment operating income (loss)	$217	$192	$25	13%	$515	$499	$16	3%

Segment Operating Income

Segment operating income for the three months ended September 30, 2018, was $217 million, an increase of $25 million from the same period in 2017. The increase was primarily due to favorable changes in workers' compensation expense, as well as higher risk retirement on the Legend class NSC program, partially offset by the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), as well as the 2017 release of a portion of an accounts receivable allowance on a nuclear and environmental commercial contract and lower risk retirement on the San Antonio class (LPD 17) program.

Segment operating income for the nine months ended September 30, 2018, was $515 million, an increase of $16 million from the same period in 2017. The increase was primarily due to favorable changes in workers' compensation expense, higher risk retirement on the San Antonio class (LPD 17) program, recoveries related to a settlement agreement at our Ingalls segment, and an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, partially offset by the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, and one time employee bonus payments in 2018 related to the Tax Act.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2018 over 2017		September 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
FAS expense	$(22)	$(44)	$22	50%	$(68)	$(128)	$60	47%
CAS cost	114	90	24	27%	342	272	70	26%
FAS/CAS Adjustment	92	46	46	100%	274	144	130	90%
Non-operating retirement expense	(19)	4	(23)	(575)%	(56)	12	(68)	(567)%
Operating FAS/CAS Adjustment	$73	$50	$23	46%	$218	$156	$62	40%

The Operating FAS/CAS Adjustment was a net benefit of $73 million and $50 million for the three months ended September 30, 2018 and 2017, respectively. The Operating FAS/CAS Adjustment was a net benefit of $218 million and $156 million for the nine months ended September 30, 2018 and 2017, respectively. The favorable changes in the Operating FAS/CAS Adjustment of $23 million and $62 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, were primarily driven by impacts of lower discount and interest rates.

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

Non-current state income tax expense for the three months ended September 30, 2018, decreased $1 million compared to the same period in 2017. The favorable change in non-current state income taxes was primarily attributable to changes in pension related adjustments. Non-current state income tax benefit for the nine months ended September 30, 2018, was $5 million, compared to a non-current state income tax expense of $5 million for the same period in 2017. The favorable change in non-current state income taxes was primarily attributable to changes in pension related adjustments.

Interest Expense

Interest expense for the three and nine months ended September 30, 2018, decreased $4 million and $9 million, respectively, compared with the same periods in 2017, primarily as a result of refinancing 5.000% senior notes due in 2021 with 3.483% senior notes due in 2027.

Non-Operating Retirement Expense

The non-operating retirement expense includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and nine months ended September 30, 2018, the favorable changes in the non-operating retirement expense of $23 million and $68 million, respectively, were primarily driven by favorable 2017 returns on plan assets.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from operations for the three months ended September 30, 2018, was 22.4%, compared with 32.3% for the same period in 2017. Our effective tax rate on earnings from operations for the nine months ended September 30, 2018, was 17.0%, compared with 29.1% for the same period in 2017. The lower effective tax rate for the three months ended September 30, 2018, was primarily attributable to the reduction in the federal corporate income tax rate, partially offset by the repeal of the domestic manufacturing deduction effective January 1, 2018, and an adjustment to a claim for research and development tax credits for the post-spin-off 2011 through 2015 tax years. The lower effective tax rate for the nine months ended September 30, 2018, was primarily attributable to the reduction in the federal corporate income tax rate and a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years, partially offset by a reduction in the income tax benefits resulting from stock award settlement activity, the repeal of the domestic manufacturing deduction effective January 1, 2018, and an increase in unrecognized tax benefits. The reduction in the federal corporate income tax rate from 35% to 21% and the repeal of the domestic manufacturing deduction are provisions of the Tax Act. For the three months ended September 30, 2018, our effective tax rate differed from the federal statutory rate primarily as a result of an adjustment to a claim for research and development tax credits for the post-spin-off 2011 through 2015 tax years. For the nine months ended September 30, 2018, our effective tax rate differed from the federal statutory tax rate as a result of a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years. See Note 12: Income Taxes and Note 17: Stock Compensation Plans.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended				Nine Months Ended
	September 30		2018 over 2017		September 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and Service Revenues
Ingalls	$694	$593	$101	17%	$1,908	$1,782	$126	7%
Newport News	1,179	1,053	126	12%	3,444	3,025	419	14%
Technical Solutions	245	241	4	2%	721	710	11	2%
Intersegment eliminations	(35)	(24)	(11)	(46)%	(96)	(72)	(24)	(33)%
Sales and service revenues	$2,083	$1,863	$220	12%	$5,977	$5,445	$532	10%
Operating Income (Loss)
Ingalls	$82	$74	$8	11%	$229	$238	$(9)	(4)%
Newport News	119	96	23	24%	261	248	13	5%
Technical Solutions	16	22	(6)	(27)%	25	13	12	92%
Segment operating income (loss)	217	192	25	13%	515	499	16	3%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	73	50	23	46%	218	156	62	40%
Non-current state income taxes	—	(1)	1	100%	5	(5)	10	200%
Operating income (loss)	$290	$241	$49	20%	$738	$650	$88	14%

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

Cumulative Adjustments

For the three and nine months ended September 30, 2018 and 2017, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2018	2017	2018	2017
Gross favorable adjustments	$61	$78	$163	$223
Gross unfavorable adjustments	(27)	(22)	(64)	(81)
Net adjustments	$34	$56	$99	$142

For the three months ended September 30, 2018, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the nine months ended September 30, 2018, favorable cumulative catch-up adjustments were related to risk retirement on the San Antonio class (LPD 17) program, the Legend class NSC program, and the Virginia class (SSN 774) submarine program, as well as other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended September 30, 2017, favorable cumulative catch-up adjustments were related to the resolution of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), risk retirement on the Portland (LPD 27), and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the nine months ended September 30, 2017, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program, Tripoli (LHA 7), Portland (LPD 27), and the delivered USS John Finn (DDG 113), the resolution of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

Ingalls

	Three Months Ended				Nine Months Ended
	September 30		2018 over 2017		September 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and service revenues	$694	$593	$101	17%	$1,908	$1,782	$126	7%
Segment operating income (loss)	82	74	8	11%	229	238	(9)	(4)%
As a percentage of segment sales	11.8%	12.5%			12.0%	13.4%

Sales and Service Revenues

Ingalls revenues for the three months ended September 30, 2018, increased $101 million, or 17%, from the same period in 2017, primarily driven by higher revenues in amphibious assault ships and the Legend class NSC program, partially offset by lower revenues in surface combatants. Amphibious assault ships revenues increased as a result of higher volumes on Richard M. McCool Jr. (LPD 29), Bougainville (LHA 8), and Fort Lauderdale (LPD 28),

partially offset by lower volumes on the delivered USS Portland (LPD 27) and Tripoli (LHA 7). Revenues on the Legend class NSC program increased due to higher volumes on Stone (NSC 9) and NSC 10 (unnamed), partially offset by lower volume on Midgett (NSC 8). Surface combatants revenues decreased due to lower volumes on the delivered USS Ralph Johnson (DDG 114), Paul Ignatius (DDG 117), and Lenah H. Sutcliffe Higbee (DDG 123), partially offset by higher volumes on USS Fitzgerald (DDG 62) repair and restoration.

Ingalls revenues for the nine months ended September 30, 2018, increased $126 million, or 7%, from the same period in 2017, primarily driven by higher revenues in amphibious assault ships, partially offset by lower revenues in surface combatants and the Legend class NSC program. Amphibious assault ships revenues increased as a result of higher volumes on Richard M. McCool Jr. (LPD 29), Bougainville (LHA 8), and Fort Lauderdale (LPD 28), partially offset by lower volumes on the delivered USS Portland (LPD 27) and Tripoli (LHA 7). Surface combatants revenues decreased due to lower volumes on Lenah H. Sutcliffe Higbee (DDG 123), the delivered USS Ralph Johnson (DDG 114), Paul Ignatius (DDG 117), and the delivered USS John Finn (DDG 113), partially offset by higher volumes on USS Fitzgerald (DDG 62) repair and restoration, Jack H. Lucas (DDG 125), Frank E. Petersen Jr. (DDG 121), and Delbert D. Black (DDG 119). Revenues on the Legend class NSC program decreased due to lower volume on Kimball (NSC 7) and lower risk retirement across the program, partially offset by higher volumes on Stone (NSC 9) and NSC 10 (unnamed).

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2018, was $82 million, compared with $74 million for the same period in 2017. The increase was primarily due to higher volume described above and higher risk retirement on the Legend class NSC program, partially offset by lower risk retirement on the San Antonio class (LPD 17) program.

Ingalls segment operating income for the nine months ended September 30, 2018, was $229 million, compared with $238 million for the same period in 2017. The decrease was primarily due to lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, partially offset by higher risk retirement on the San Antonio class (LPD 17) program and recoveries related to a settlement agreement.

Newport News

	Three Months Ended				Nine Months Ended
	September 30		2018 over 2017		September 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and service revenues	$1,179	$1,053	$126	12%	$3,444	$3,025	$419	14%
Segment operating income (loss)	119	96	23	24%	261	248	13	5%
As a percentage of segment sales	10.1%	9.1%			7.6%	8.2%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2018, increased $126 million, or 12%, from the same period in 2017, primarily driven by higher revenues in aircraft carriers and naval nuclear support services. Aircraft carriers revenues increased primarily as a result of higher volumes on the execution contract for the RCOH of USS George Washington (CVN 73) and the advance planning contract for Enterprise (CVN 80), partially offset by lower volumes on the inactivation of the decommissioned aircraft carrier Enterprise (CVN 65), the execution contract for the RCOH of the redelivered USS Abraham Lincoln (CVN 72), and the construction contract for John F. Kennedy (CVN 79). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services. Submarines revenues related to the Virginia class (SSN 774) submarine program were consistent with the same period in 2017 due to lower volumes on Block III boats offset by higher volumes on Block V boats.

Newport News revenues for the nine months ended September 30, 2018, increased $419 million, or 14%, from the same period in 2017, primarily driven by higher revenues in aircraft carriers, naval nuclear support services, and submarines. Aircraft carriers revenues increased primarily as a result of higher volumes on the execution contract for the RCOH of USS George Washington (CVN 73), the advance planning contract for Enterprise (CVN 80), and the construction contract for John F. Kennedy (CVN 79), partially offset by lower volumes on the execution contract for the RCOH of the redelivered USS Abraham Lincoln (CVN 72), the inactivation of the decommissioned aircraft carrier Enterprise (CVN 65), and the construction contract for the delivered USS Gerald R. Ford (CVN 78). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services, partially offset by lower volumes in aircraft carrier support services. Submarines revenues related to the Virginia class (SSN 774) submarine program increased due to higher volumes on Block IV and Block V boats, partially offset by lower volumes on Block III boats.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2018, was $119 million, compared with $96 million for the same period in 2017. The increase was primarily due to favorable changes in workers' compensation expense, partially offset by the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72).

Newport News segment operating income for the nine months ended September 30, 2018, was $261 million, compared with $248 million for the same period in 2017. The increase was primarily due to favorable changes in workers' compensation expense, partially offset by the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), as well as one time employee bonus payments in 2018 related to the Tax Act.

Technical Solutions

	Three Months Ended				Nine Months Ended
	September 30		2018 over 2017		September 30		2018 over 2017
($ in millions)	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and service revenues	$245	$241	$4	2%	$721	$710	$11	2%
Segment operating income (loss)	16	22	(6)	(27)%	25	13	12	92%
As a percentage of segment sales	6.5%	9.1%			3.5%	1.8%

Sales and Service Revenues

Technical Solutions revenues for the three months ended September 30, 2018, increased $4 million, or 2%, from the same period in 2017, primarily due to higher revenues in oil and gas services and MDIS, partially offset by lower fleet support and nuclear and environmental revenues.

Technical Solutions revenues for the nine months ended September 30, 2018, increased $11 million, or 2%, from the same period in 2017, primarily due to higher revenues in oil and gas services, partially offset by lower nuclear and environmental, fleet support, and MDIS revenues.

Segment Operating Income

Technical Solutions segment operating income for the three months ended September 30, 2018, was $16 million, compared with $22 million for the same period in 2017. The decrease was primarily due to the release in the third quarter of 2017 of a portion of an accounts receivable allowance on a nuclear and environmental commercial contract, partially offset by improved performance in oil and gas services.

Technical Solutions segment operating income for the nine months ended September 30, 2018, was $25 million, compared with $13 million for the same period in 2017. The increase was primarily due to an allowance for accounts receivable in 2017 on a nuclear and environmental commercial contract, partially offset by one time employee bonus payments in 2018 related to the Tax Act.

BACKLOG

Total backlog as of September 30, 2018 and December 31, 2017, was approximately $22 billion and $21 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2018, and December 31, 2017:

	September 30, 2018			December 31, 2017
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$8,694	$1,261	$9,955	$5,920	$2,071	$7,991
Newport News	7,529	3,671	11,200	6,976	5,608	12,584
Technical Solutions	425	321	746	478	314	792
Total backlog	$16,648	$5,253	$21,901	$13,374	$7,993	$21,367

Approximately 33% of the $21 billion total backlog as of December 31, 2017, is expected to be converted into sales in 2018. U.S. Government orders comprised substantially all of the total backlog as of September 30, 2018, and December 31, 2017.

Awards

The value of new contract awards during the nine months ended September 30, 2018, was approximately $6.5 billion. Significant new awards during the period included contracts for the construction of two Arleigh Burke class (DDG 51) destroyers and for the detailed design and construction of Richard M. McCool Jr. (LPD 29).

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Nine Months Ended		2018 over
	September 30		2017
($ in millions)	2018	2017	Dollars
Net earnings (loss)	$624	$415	$209
Depreciation and amortization	160	157	3
Provision for doubtful accounts	(4)	10	(14)
Stock-based compensation	27	27	—
Deferred income taxes	(1)	26	(27)
Retiree benefit funding less than (in excess of) expense	(468)	(198)	(270)
Trade working capital decrease (increase)	(72)	(57)	(15)
Net cash provided by (used in) operating activities	$266	$380	$(114)

Cash Flows

We discuss below our major operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2018, was $266 million, compared with $380 million provided by operating activities for the same period in 2017. The unfavorable change in operating cash flow was primarily due to higher contributions to retiree benefit plans and changes in trade working capital, partially offset by lower payments for income taxes. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the nine months ended September 30, 2018, we made discretionary contributions to our qualified defined benefit pension plans totaling $508 million, compared with $294 million of discretionary contributions for the same period in 2017. As of September 30, 2018, we anticipate no further significant cash contributions to our qualified defined benefit plans in 2018.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018, was $267 million, compared with $216 million used in investing activities for the same period in 2017. The increase in investing cash used was driven by higher capital expenditures and investments in nuclear and environmental joint ventures in 2018. For 2018, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 3% to 3.5% of annual revenues.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2018, was $632 million, compared with $385 million used in financing activities for the same period in 2017. The increase in cash used was primarily due to an additional $265 million of common stock repurchases and an additional $13 million of cash dividend payments, partially offset by a decrease of $31 million in employee taxes on certain share-based payment arrangements.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended		2018 over
	September 30		2017
($ in millions)	2018	2017	Dollars
Net cash provided by (used in) operating activities	$266	$380	$(114)
Less capital expenditures:
Capital expenditure additions	(293)	(228)	(65)
Grant proceeds for capital expenditures	33	—	33
Free cash flow	$6	$152	$(146)

Free cash flow for the nine months ended September 30, 2018, decreased $146 million from the same period in 2017, primarily due to higher contributions to retiree benefit plans, higher capital expenditures, and changes in trade working capital, partially offset by lower payments for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2018 and 2017, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

In February 2018, we received the findings of an audit conducted by the Defense Contract Audit Agency citing significant deficiencies in our Newport News segment's business system for material management. We submitted a response in June 2018, agreeing in part and disagreeing in part with the audit findings, and we and the U.S. Government continue to engage in discussions regarding the DCAA’s findings. In the event the U.S. Government makes a final determination that there are remaining significant deficiencies and that our proposed corrective actions are inadequate, the U.S. Government may withhold up to 5% from our interim billings on cost-reimbursement, labor-hour, and time and materials contracts containing the contractor business systems clause, until the U.S. Government determines all significant deficiencies have been remediated, which could have a material impact on the timing of our cash receipts.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2018, we had $16 million in standby letters of credit issued but undrawn and $273 million of surety bonds outstanding.

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

MDIS services
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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. Our $1,250 million revolving credit facility was undrawn as of September 30, 2018.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of September 30, 2018, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
July 1, 2018 to July 31, 2018	144,952	$224.10	144,952	$781.9
August 1, 2018 to August 31, 2018	123,430	241.17	123,430	752.2
September 1, 2018 to September 30, 2018	143,580	249.50	143,580	716.3
Total	411,962	$238.07	411,962	$716.3
1 From the stock repurchase program's inception through September 30, 2018, we purchased 10,050,907 shares at an average price of $147.62 per share for a total of $1.5 billion.

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

Date:	November 8, 2018	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)