Form 10-K
period 2018-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2019-02-14
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $9,399 million.
As of February 8, 2019, 41,529,911 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

1

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

We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense technology programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. We also provide a wide range of professional services, including fleet support, mission driven innovative solutions ("MDIS"), nuclear and environmental, and oil and gas services through our Technical Solutions segment. Headquartered in Newport News, Virginia, we employ approximately 40,000 people both domestically and internationally.

Ingalls

Through our Ingalls segment, we design and construct non-nuclear ships for the U.S. Navy and U.S. Coast Guard, including amphibious assault ships, expeditionary warfare ships, surface combatants, and national security cutters ("NSC"). We are the sole builder of amphibious assault ships and one of two builders of surface combatants for the U.S. Navy. We are the sole builder of large multi-mission NSCs for the U.S. Coast Guard. Our Ingalls segment is located in Pascagoula, Mississippi on 800 acres along the Pascagoula River. This shipyard offers a collection of manufacturing capabilities that includes a 660-ton gantry crane and a Land Based Test Facility.

Amphibious Assault Ships

We construct amphibious assault ships and expeditionary warfare ships for the U.S. Navy, which include the U.S. Navy large deck amphibious assault ships ("LHA") and amphibious transport dock ships ("LPD"). The LHA is a key component of the U.S. Navy-Marine Corps requirement for 11 Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction, and modernization of LHAs are core to our Ingalls operations. In 2007, we were awarded the construction contract for USS America (LHA 6), the first in a new class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We are currently constructing Tripoli (LHA 7), scheduled for delivery in 2019, and Bougainville (LHA 8).

The LPD program is a long-running production program of expeditionary warfare ships in which we have generated efficiencies through ship-over-ship learning. We delivered USS Portland (LPD 27) in 2017 and USS John P. Murtha (LPD 26) in 2016, and we are currently constructing Fort Lauderdale (LPD 28) and Richard M. McCool Jr. (LPD 29), with Fort Lauderdale (LPD 28) scheduled for delivery in 2021. In 2018, we were awarded an advance procurement contract for LPD 30 (unnamed).

Surface Combatants

We are a design agent for, and one of only two companies that constructs, the Arleigh Burke class (DDG 51) guided missile destroyers, a class of surface combatant. We have delivered 30 Arleigh Burke class (DDG 51) destroyers to the U.S. Navy, including Ralph Johnson (DDG 114) in 2017 and USS John Finn (DDG 113) in 2016. In 2013, we were awarded a multi-year contract totaling $3.3 billion for construction of five Arleigh Burke class (DDG 51) destroyers. In September 2018, we were awarded a multi-year contract totaling $5.1 billion for construction of six additional Arleigh Burke class (DDG 51) destroyers. We are currently constructing Paul Ignatius (DDG 117), Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125), with the first two ships scheduled for delivery in 2019.

National Security Cutters

The U.S. Coast Guard's recapitalization program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend class NSC, a multi-mission platform we designed and continue to build. We delivered USCGC Munro (NSC 6) and USCGC Kimball (NSC 7) to the U.S. Coast Guard in 2016 and 2018, respectively. Midgett (NSC 8) and Stone (NSC 9) are currently under construction and scheduled for deliveries in 2019 and 2020, respectively. In 2018, we were awarded long-lead-time material and construction contracts for NSC 10 (unnamed) and NSC 11 (unnamed).

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

Design, Construction, Refueling and Complex Overhaul, and Inactivation of Aircraft Carriers

Engineering, design, and construction of U.S. Navy nuclear aircraft carriers ("CVN") are core to Newport News operations. Aircraft carriers are the largest ships in the U.S. Navy's fleet, with a displacement of over 90,000 tons. Newport News has designed and built more than 30 aircraft carriers for the U.S. Navy since 1933, including all ten Nimitz class (CVN 68) aircraft carriers currently in active service, as well as the first ship of the next generation Gerald R. Ford class (CVN 78) aircraft carriers.

We delivered the U.S. Navy's newest carrier, USS Gerald R. Ford (CVN 78), in 2017. Beginning in 2009, we received contract awards totaling $7.6 billion for construction preparation, detail design, and construction of the second Gerald R. Ford class (CVN 78) aircraft carrier, John F. Kennedy (CVN 79). In addition, we have received awards valued at $15.2 billion for detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and CVN 81 (unnamed).

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

The U.S. Navy awarded us a contract in 2013 to inactivate the decommissioned Enterprise (CVN 65), the world's first nuclear-powered aircraft carrier, which was built by us and commissioned in 1961. The decommissioned Enterprise (CVN 65) inactivation was completed in the second quarter of 2018. Aircraft carriers have a lifespan of approximately 50 years, and we believe the ten Nimitz class (CVN 68) carriers delivered by us that are currently in active service, as well as Gerald R. Ford class (CVN 78) aircraft carriers we will deliver in the future, present a significant opportunity for inactivation contracts as they reach the end of their lifespans. We believe we are well positioned as the U.S. Navy's shipyard of choice for these contract awards.

Design and Construction of Nuclear-Powered Submarines

We are one of only two companies in the United States capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 61 submarines to the U.S. Navy since 1960, comprised of 47 fast attack and 14 ballistic missile submarines. Of the 51 nuclear-powered fast attack submarines currently in active service, 25 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research, and integrated planning.

Virginia Class (SSN 774) Submarines

We have a teaming agreement with Electric Boat Corporation ("Electric Boat"), a division of General Dynamics Corporation ("General Dynamics"), to build Virginia class (SSN 774) fast attack nuclear submarines cooperatively. Under the present arrangement, we build the stern, habitability and machinery spaces, torpedo room, sail, and bow, while Electric Boat builds the engine room, control room, and pressure hull structure. Work on the reactor plant and the final assembly, test, outfit, and delivery of the submarines alternate between Electric Boat and us.

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

Columbia Class (SSBN 826) Submarines

Newport News is participating in designing the Columbia class (SSBN 826) submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines ("SSGN"). The Columbia class (SSBN 826) program currently anticipates 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DoD signed the acquisition decision memorandum approving the Columbia class (SSBN 826) program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. We have been awarded contracts from Electric Boat to begin integrated product and process development and provide long-lead-time material and advance construction for the Columbia class (SSBN 826) program. Construction of the first Columbia class (SSBN 826) submarine is expected to begin in 2021.

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

Technical Solutions

Our Technical Solutions segment was established in 2016 to enhance strategic and operational alignment among our services businesses. The Technical Solutions segment includes businesses that are focused on life-cycle sustainment services to the U.S. Navy fleet and other maritime customers; high-end information technology (“IT”) and mission-based solutions for DoD, intelligence, and federal civilian customers; nuclear and non-nuclear fabrication, equipment repair, and technical engineering services; nuclear management and operations and environmental management services for the Department of Energy ("DoE"), DoD, state and local governments, and private sector companies; and full-service engineering, procurement, construction management (“EPCM”), and engineering and field services solutions for the oil and gas industry.

Fleet Support Services

Our fleet support services provide comprehensive life-cycle sustainment services to the U.S. Navy fleet and other DoD and commercial maritime customers. Our ship technical and waterfront services include maintenance, modernization, and repair on all ship classes; naval architecture, marine engineering, and design; integrated logistics support; technical documentation development; warehousing, asset management, and material readiness; operational and maintenance training development and delivery; software design and development; IT infrastructure support and data delivery and management; and cyber security and information assurance. In addition to our broad range of life-cycle sustainment services, we provide undersea vehicle and specialized craft development and prototyping services.

Mission Driven Innovative Solutions ("MDIS")

Our MDIS services include high-end IT and mission-based solutions to DoD, intelligence, and federal civilian customers, such as the Administrative Office of the U.S. Courts and the U.S. Postal Service. The services and solutions we provide are accessible through a broad portfolio of contract vehicles and include agile software engineering, development, and integration; Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR") engineering and software integration; mobile application development and network engineering; modeling, simulation, and training; force protection and emergency management training and exercises; unmanned systems development, integration, operations, and maintenance; and mission-oriented intelligence, surveillance, and reconnaissance analytics.

Nuclear and Environmental Services

Our nuclear and environmental services focus on nuclear management and operations and nuclear and non-nuclear fabrication and repair. We provide site management, nuclear and industrial facilities operations and maintenance, decontamination and decommissioning, and radiological and hazardous waste management services to DoE, DoD, state and local governments, and private sector companies. We also provide a wide range of services, including fabrication, equipment repair, and technical engineering services, to commercial industries, the National Aeronautics and Space Administration, DoD, and DoE. As part of our nuclear and environmental services, we participate in joint ventures, including Newport News Nuclear BWXT Los Alamos, LLC ("N3B"), Mission Support and Test Services, LLC ("MSTS"), and Savannah River Nuclear Solutions, LLC ("SRNS"). We have a 51% ownership interest in N3B, which, in 2017, was awarded the Los Alamos Legacy Cleanup Contract at the DoE/National Nuclear Security Administration’s Los Alamos National Laboratory located northwest of Santa Fe, New Mexico. We have a 23% ownership interest in MSTS, which, in 2017, was awarded a contract for site management and operations at the Nevada National Security Site located northwest of Las Vegas, Nevada. We have a 34% ownership interest in SRNS, which provides site management and operations at the DoE's Savannah River Site near Aiken, South Carolina.

Oil and Gas Services

Our oil and gas services provide engineering, procurement, and construction management services to the oil and gas industry for major pipeline, production, and treatment facilities. These services include full life-cycle services for domestic and international projects, from concept identification through detail design, execution and construction, and decommissioning. We also offer related field services, including survey, inspection, commissioning and start-up, operations and maintenance, and optimization and debottlenecking.

Corporate

HII was incorporated in Delaware on August 4, 2010, and became an independent, publicly owned company in 2011, when we were spun-off from Northrop Grumman. Our principal executive offices are located at 4101 Washington Avenue, Newport News, Virginia 23607. Our telephone number is (757) 380-2000, and our home page on the Internet is www.huntingtoningalls.com. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website. Accordingly, such information should not be considered part of this report.

Customers

Our revenues are primarily derived from the U.S. Government. In 2018, 2017, and 2016, approximately 88%, 87%, and 89%, respectively, of our revenues were generated from the U.S. Navy, and approximately 5%, 6%, and 6%, respectively, were generated from the U.S. Coast Guard. In 2018, 2017, and 2016, we generated approximately 3%, 3%, and 4%, respectively, of our revenues from commercial customers and 4%, 4%, and 1%, respectively, from other government agencies.

Intellectual Property

We develop and incorporate into our vessels new technologies, manufacturing processes, and systems-integration processes. In addition to owning a large portfolio of proprietary intellectual property, we license intellectual property rights to and from others. The U.S. Government receives non-exclusive licenses to our intellectual property developed in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize others to use the intellectual property licensed to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on several factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments - Revenue Recognition in Item 7.

Backlog

As of December 31, 2018 and 2017, our total backlog was approximately $23 billion and $21 billion, respectively. We expect approximately 30% of backlog at December 31, 2018, to be converted into sales in 2019.

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

Raw Materials

The most significant material we use is steel. Other materials we use in large quantities include paint, aluminum, pipe, electrical cable, and fittings. All of these materials are currently available in adequate supply. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. For long-term contracts, we generally obtain price quotations for many of our material requirements from multiple suppliers to ensure competitive pricing. While we have not generally been dependent upon any one supply source, we currently have only one supplier for certain component parts as a result of consolidation in the defense industry. We believe that these single source suppliers, as well as our overall supplier base, are adequate to meet our foreseeable needs. We have mitigated some supply risk by negotiating long-term agreements with certain raw material suppliers. In addition, we have mitigated price risk related to raw material purchases through certain contractual arrangements with customers.

Governmental Regulation and Supervision

Our business is affected by a variety of laws and regulations relating to the award, administration, and performance of U.S. Government contracts. See Risk Factors in Item 1A.

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, including the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA"),

and the Defense Contract Management Agency ("DCMA"). These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of our business systems and processes relative to U.S. Government requirements. Business systems subject to audit or review include our accounting systems, purchasing systems, government property management systems, estimating systems, earned value management systems, and material management accounting systems. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. In addition, any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded if already reimbursed.

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. In February 2018, we received the findings of an audit conducted by the DCAA citing potentially significant deficiencies in our Newport News segment's business system for material management. We submitted a response in June 2018, agreeing in part and disagreeing in part with the audit findings, and we and the U.S. Government continue to engage in discussions regarding the accuracy and significance of the DCAA’s findings. In the event the U.S. Government makes a final determination that there are remaining significant deficiencies and that our proposed corrective actions are inadequate, the U.S. Government may withhold up to 5% from our interim billings on cost-reimbursement, labor-hour, and time and materials contracts at Newport News containing the contractor business systems clause, until the U.S. Government determines all significant deficiencies have been remediated. All U.S. Government contracts at the Newport News segment contain the relevant business systems provision, and any related withholding could have a material impact on the timing of our cash receipts.

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

In cases where there are multiple suppliers, contracts for the construction and conversion of U.S. Navy ships and submarines are generally subject to competitive bidding. In evaluating proposed prices, the U.S. Navy sometimes requires that each bidder submit information on pricing, estimated costs of completion, and anticipated profit margins to enable the Navy to assess cost realism. The U.S. Navy uses this information and other data to determine an estimated cost for each bidder. Under U.S. Government regulations, certain costs, including certain financing costs and marketing expenses, are not allowable contract costs and therefore are not recoverable. The U.S. Government also regulates the methods by which all allowable costs, including overhead, are allocated to government contracts.

Our business, our contracts with various agencies of the U.S. Government, and our subcontracts with other prime contractors are subject to a variety of laws and regulations, including, but not limited to, the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, U.S. Cost Accounting Standards ("CAS"), the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, and the Foreign Corrupt Practices Act. A noncompliance determination by a government agency may result in reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment.

Competition

In our primary business of designing, building, overhauling, and repairing military ships, we primarily compete with General Dynamics and, to a lesser extent, smaller shipyards, one or more of which could team with a large defense contractor. Intense competition related to programs, resources, and funding, and long operating cycles are key characteristics of both our business and the shipbuilding defense industry in general. It is common industry practice to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, serve as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding long-term contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

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

We are currently the only builder of large deck amphibious assault ships and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs. We are also the sole builder of NSCs for the U.S. Coast Guard. We are one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy, and we are party to long-term teaming agreements with the other company for the production of both Virginia class (SSN 774) fast attack nuclear submarines and Columbia class (SSBN 826) ballistic missile submarines. We are one of only two companies that builds the U.S. Navy's current fleet of Arleigh Burke class (DDG 51) destroyers and are strongly positioned to be awarded future contracts for these types of ships as well.

Our success in the shipbuilding defense industry depends upon our ability to develop, market, and produce our products and services at costs consistent with the U.S. Navy's budget, as well as our ability to provide the workforce, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency.

We compete with a variety of companies in the provision of services to the government, energy, and oil and gas markets.

Environmental, Health, and Safety

Our manufacturing operations are subject to and affected by federal, state, and local laws and regulations relating to the protection of the environment. We accrue estimated costs to perform environmental remediation when we determine it is probable we will incur expenses in the future, in amounts we can reasonably estimate, to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party ("PRP") by the U.S. Environmental Protection Agency ("EPA") or similarly designated by another environmental agency. The inherent difficulties in estimating future environmental remediation costs, resulting from uncertainties regarding the extent of required remediation, determination of legally responsible parties, and the status of laws and regulations and their interpretations, can cause our estimated remediation costs to change.

We assess the potential impact on our financial statements of future environmental remediation costs by estimating, on a site-by-site basis, the range of reasonably possible remediation costs that we could incur, taking into account currently available information at each site, the current state of technology, and our prior experience remediating contaminated sites. We review our estimates periodically and adjust them to reflect changes in facts, technology, and legal circumstances. We record accruals for environmental remediation costs on an undiscounted basis in the accounting period in which it becomes probable we have incurred a liability and the costs can be reasonably estimated. We would record related insurance recoveries only when we determine that collection is probable, and we do not include any litigation costs related to environmental matters in our environmental remediation accrual.

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

As of December 31, 2018, our estimable probable future costs for environmental remediation were immaterial. Although information gained as remediation progresses may materially affect our accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations, or cash flows.

We believe we are in material compliance with environmental laws and regulations, and historical environmental compliance costs have not been material to our business. We could be affected by new environmental laws or regulations, including any laws and regulations enacted in response to concerns over climate change, other aspects of the environment, or natural resources. We have made investments we believe are necessary to comply with environmental laws, but we expect to incur future capital and operating costs to comply with current and future environmental laws and regulations. We do not currently believe such costs will have a material effect on our financial position, results of operations, or cash flows.

With regard to occupational health and safety, the shipbuilding and ship repair industry includes exposure to hazardous materials and processes. According to the Bureau of Labor Statistics, the shipbuilding and ship repair industry (NAICS 336611) ranks among the highest in several injury metrics. We have experienced two fatalities in the past eight years. We strive to keep our Occupational Safety and Health Administration ("OSHA") compliance programs strong.

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

Employees

We have approximately 40,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 5,800 engineers and designers and approximately 2,300 employees with advanced degrees. Our workforce contains many third-, fourth-, and fifth-generation employees, and approximately 1,240 employees have 40 or more years of continuous service. Employees in our shipbuilding divisions with more than 40 years of service achieve the honor of “Master Shipbuilder.” As of December 31, 2018, we had 947 Master Shipbuilders at Newport News and 281 at Ingalls. We employ more than 7,000 veterans across the enterprise.

More than 1,900 apprentices are trained by our two shipbuilding segments each year in more than 27 crafts and advanced programs. From nuclear pipe welders to senior executives, we employ approximately 4,300 apprentice school alumni, 3,000 at Newport News, 1,200 at Ingalls, and 100 at Technical Solutions.

Approximately 50% of our employees are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, which expire in December 2019, November 2020, November 2021, and December 2022. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement. We believe our relationship with our employees is satisfactory.

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

Our business consists primarily of the design, construction, repair, and maintenance of nuclear-powered ships, such as aircraft carriers and submarines, and non-nuclear ships, such as surface combatants and expeditionary warfare and amphibious assault ships, for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. Substantially all of our revenues in 2018 were derived from products and services sold to the U.S. Government, and we expect this to continue in the foreseeable future. In addition, most of our backlog as of December 31, 2018, was U.S. Government related. Our U.S. Government contracts are subject to various risks, including our customers' political and budgetary constraints and processes, changes in customer short term and long term strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty forecasting costs and schedules for bids on developmental and sophisticated technical work, and contractor suspension or debarment in the event of certain violations of legal or regulatory requirements. Any of these factors could affect our business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations, or cash flows.

Significant delays or reductions in appropriations for our programs, changes in customer priorities, and potential contract terminations could have a material adverse effect on our financial position, results of operations, or cash flows.

We are directly dependent upon Congressional funding of U.S. Navy, U.S. Coast Guard, and other government agency programs. The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may be performed over several fiscal years. Consequently, programs are often partially funded initially and receive additional funding only as Congress makes additional appropriations. If we incur costs in excess of existing funding on a contract, we may not recover those costs unless and until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased, or reduced as part of the annual budget process or through continuing resolutions or individual supplemental appropriations.

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

Demand for our products and services can also be affected by potential changes in customer priorities due to changes in military strategy and planning. In response to the need for cheaper alternatives and the proliferation of "smart weapons," future strategy reassessments by the DoD may result in decreased demand for our shipbuilding programs, including our aircraft carrier programs. For the year ended December 31, 2018, our aircraft carrier programs accounted for approximately 32% of our consolidated revenue. We cannot predict the impact of changes to customer priorities on existing, follow-on, replacement, or future programs. A shift of priorities to programs in which we do not participate and related reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Our ability to recover the costs we incur and realize profits on contracts with our U.S. Government customers depends on the type of contract under which we are performing. Our U.S. Government business is currently performed under firm fixed price ("FFP"), fixed price incentive ("FPI"), cost plus incentive fee ("CPIF"), cost plus fixed fee ("CPFF"), cost plus award fee ("CPAF") contracts, and time and material contracts. See the Contract section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for descriptions of the types of contracts that comprise our business.

Of Ingalls' revenues in 2018, approximately 83% were generated from FPI contracts, approximately 9% were generated from CPFF contracts, approximately 5% were generated from CPAF contracts, and approximately 3% were generated from FFP contracts. Of Newport News' 2018 revenues, approximately 40% were generated from FPI contracts, approximately 37% were generated from CPFF contracts, and approximately 23% were generated from CPIF contracts. Of Technical Solutions' revenues in 2018, approximately 31% were generated from CPFF contracts, approximately 29% were generated from FFP contracts, approximately 26% were generated from time and material contracts, approximately 9% were generated from FPI contracts, approximately 3% were generated from CPIF contracts, and approximately 2% were generated from CPAF contracts. To the extent our mix of contract types changes in the future, our ability to recover our costs and realize profits on our contracts could be negatively affected.

Our earnings and profitability depend upon our ability to perform our contracts.

When agreeing to contract terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. Our assumptions and projections are based upon our assessments of the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the timing of product deliveries, and other matters. We may experience significant variances from our assumptions and projections, delays in our contract performance, and variances in the timing of our product deliveries. If our actual experience differs significantly from our assumptions or projections or we incur unanticipated contract costs, the profitability of the related contracts may be adversely affected.

Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.

We rely on third parties to provide raw materials, major components and sub-systems, hardware elements, and sub-assemblies for our products and to perform certain services we provide to our customers, and to do so in compliance with applicable laws and regulations. Disruptions and performance problems caused by our suppliers and subcontractors, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers. Our ability to satisfy our obligations on a timely basis could be adversely affected if one or more of our suppliers or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely, compliant and cost-effective manner or otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to perform could also result in the need for us to transition to alternate parties, which could result in significant incremental cost and delay, or the need for us to provide other supplemental means to support our existing suppliers and subcontractors.

Our costs to manufacture our products can increase over the terms of our contracts, including as a result of increases in material costs. We may be protected from increases in material costs through cost escalation provisions in contracts, to the extent that such increases are consistent with industry indices. Even with these provisions, however, the difference in basis between our actual material costs and these indices may expose us to cost recovery risk. In addition, significant delays in deliveries of key raw materials, which may occur as a result of availability or price, could have a material adverse effect on our financial position, results of operations, or cash flows.

In some cases, only one supplier may exist for certain components and parts required to manufacture our products. The inability of a sole source supplier to provide a necessary component or part on a timely, compliant, and cost-effective basis could increase our contract cost and affect our ability to perform our contract.

Our procurement practices are intended to provide quality materials and services to support our programs and to reduce the likelihood of our procurement of unauthorized, non-compliant, or deficient materials and services. We rely on our subcontractors and suppliers to comply with applicable laws, regulations, and the expectations set forth in the HII Supplier Code of Conduct in connection with the materials and services we procure from them. In some circumstances, we rely on representations and certifications from our subcontractors and suppliers regarding their compliance. We also work with subcontractors and suppliers to conduct technical assessments, inspections, and audits, as necessary. Notwithstanding the actions we take to mitigate the risk of receiving materials and services that fail to meet specifications or requirements, subcontractors and suppliers have in the past provided us with unauthorized, non-compliant, or deficient materials and services.

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

The defense industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from greater DoD focus on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of available defense funds to key areas for future defense spending. The DoD continues to adjust its procurement practices, requirements criteria, and source selection methodology in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. We expect DoD's focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the DoD's initiatives and the reduced level of spending by the DoD. Depending on how these initiatives are implemented, they could have an impact on our current programs, as well as new business opportunities with the DoD. In addition to DOD's business practice initiatives, the DCMA and DCAA have implemented cost recovery/cost savings initiatives to prioritize efforts to recover costs. As a result of certain of these initiatives, we have experienced and may continue to experience a higher number of audits and/or lengthened periods of time required to close open audits. In addition, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced, and other thresholds are being challenged, debated, and, in certain cases, modified. Significant changes to the thresholds for allowable costs could adversely affect our financial position, results of operations, or cash flows.

Our future success depends, in part, on our ability to deliver our products and services at an affordable life cycle cost, requiring us to develop and maintain technologies, facilities, equipment, and a qualified workforce to meet the needs of current and future customers.

Shipbuilding is a long cycle business, and our success depends on quality, cost, and schedule performance on our contracts. Our performance depends upon our ability to develop and maintain the workforce, technologies, facilities, equipment, and financial capacity needed to deliver our products and services at an affordable life cycle cost. If we fail to maintain our competitive position in these areas, we could lose future contracts to our competitors, which could have a material adverse effect on our financial position, results of operations, or cash flows.

Our operating results are heavily dependent upon our ability to attract and retain at competitive costs a sufficient number of engineers and other employees with the necessary skills and security clearances. At the same time, future revenues and costs impact our ability to maintain a qualified workforce. Development and maintenance of the necessary nuclear related skills and the challenges of hiring and training a qualified workforce can be a limitation on our business. If qualified personnel become scarce, we could experience higher labor, recruiting, or training costs to attract and retain qualified employees, or, if we fail to attract and retain qualified personnel, we could experience difficulties performing our contracts and competing for new contract awards.

Competition within our markets or an increase in bid protests may reduce our revenues and market share.

U.S. defense spending levels are uncertain and difficult to predict. The longer term reduction in shipbuilding activity by the U.S. Navy, evidenced by the reduction in fleet size from 566 ships in 1989 to 287 ships as of December 31, 2018, has resulted in workforce reductions in the industry but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Five major private United States shipyards, two of which we own, plus many other smaller private shipyards compete for contracts to construct, overhaul, repair, and convert naval vessels. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, compete for funding with each other, as well as with other defense products and services. We expect competition for future shipbuilding programs to be intense.

We compete with another large defense contractor for construction contracts to build surface combatants, submarines, and large deck amphibious ships. We may in the future compete with the same and other defense contractors to build new and different classes of ships, as well as ships for which we are currently the sole source, including expeditionary warfare and other amphibious assault ships. Moreover, reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. If we are unable to continue to compete successfully against our current or future competitors, we may experience lower revenues and market share, which could negatively impact our financial condition, results of operations, or cash flows.

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

As a U.S. Government contractor, we must comply with significant regulatory requirements, including those relating to procurement, cyber security, and nuclear operations. Government contracting requirements increase our contract performance and compliance costs and risks and change on a routine basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in additional performance and compliance efforts and higher costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to recovery of compensation costs, cyber security, counterfeit parts, specialty metals, and conflict minerals), can increase our performance and compliance costs and risks and reduce our profitability.

We are audited and reviewed on a regular basis by the U.S. Government and its various agencies, including the U.S. Navy's Supervisor of Shipbuilding, the DCAA, and the DCMA. These agencies review our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of our business systems and processes relative to U.S. Government requirements. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Allegations of impropriety can also cause us significant reputational damage.

The U.S. Government also has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. Under such regulations, the U.S. Government may withhold up to 5% from our interim billings on cost-reimbursement, labor-hour, and time and materials contracts containing the contractor business systems clause, which is a significant majority of our U.S. Government customer contracts. In February 2018, we received the findings of an audit conducted by the DCAA citing potentially significant deficiencies in our Newport News segment's business system for material management. We submitted a response in June 2018, agreeing in part and disagreeing in part with the audit findings, and we and the U.S. Government continue to engage in discussions regarding the accuracy and significance of the DCAA’s findings. In the event the U.S. Government makes a final determination that there are remaining significant deficiencies and that our proposed corrective actions are inadequate, the U.S. Government may withhold up to 5% from our interim billings on all U.S. Government contracts at the Newport News segment, until the U.S. Government determines all significant deficiencies have been remediated, which could have a material impact on the timing of our cash receipts.

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

We must comply with a variety of federal laws and regulations, including the FAR, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and CAS. If a determination is made that we engaged in illegal activities or we are not presently responsible, as defined under the FAR, we may be subject to reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment, any of which could have a material adverse effect on our financial position, results of operations, or cash flows.

Many of our contracts contain performance obligations that require innovative design capabilities or state-of-the-art manufacturing expertise, include technological complexity, or are dependent upon factors not wholly within our control, and failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop, and manufacture products and provide services utilized by our customers in a variety of environments. Problems and delays with product development or delivery of subcontractor components or services as a result of issues with design, technology, licensing and intellectual property rights, labor, learning curve assumptions, or materials and parts could prevent us from satisfying contractual requirements.

First-in-class ships, also known as lead ships, usually include new technologies supplied by the U.S. Navy, other contractors, or us. Problems developing these new technologies or design changes in the construction process can lead to delays in the design schedule for construction. The risks associated with new technologies or mid-construction design changes can both increase the cost of a ship and delay delivery. Late delivery of information can also cause inefficiencies in the construction process, increase costs, and put the delivery schedule at risk, which could adversely affect our profitability and future prospects.

Our products cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of products that cannot be accessed for repair or replacement, substandard quality or workmanship, and unplanned degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations by causing unanticipated expenses not covered by insurance or indemnification from the customer, diversion of management attention to respond to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, reimbursement to the customer of contract costs and fee payments previously received.

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

Changes in estimates used in accounting for our contracts could affect our profitability and our overall financial position.

Contract accounting requires judgments relative to assessing risks, estimating contract revenues and costs, and making assumptions regarding schedule and technical issues. The size and nature of many of our contracts make the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate, and contract for construction of ships that are not completely designed, which subjects our risk assessments, revenue and cost estimates, and assumptions regarding schedule and technical issues to the variability of the final ship design and evolving scope of work. Our judgment, estimation, and assumption processes are significant to our contract accounting, and materially different amounts can be generated if different assumptions are used or if actual events differ from our assumptions. Future changes in underlying assumptions, circumstances, or estimates may have a material adverse effect on our future financial position, results of operations, or cash flows. See Critical Accounting Policies, Estimates, and Judgments in Item 7.

Our business is subject to disruption caused by natural disasters, environmental disasters, and other events that could have a material adverse effect on our financial position, results of operations, or cash flows.

We have significant operations located in regions of the United States that have been and may in the future be exposed to damaging storms, such as hurricanes and floods, and environmental disasters, such as oil spills. Natural disasters can disrupt our workforce, electrical and other power distribution networks, computer and internet operations and accessibility, and the critical industrial infrastructure needed for normal business operations, which could adversely affect our contract performance and, as a result, our financial results. Environmental disasters, particularly oil spills in waterways and bodies of water used for the transport and testing of our ships, can disrupt the timing of performance under our contracts with the U.S. Navy and the U.S. Coast Guard.

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

In addition to the types of events described above, operation of our facilities may be disrupted by civil unrest, acts of sabotage or terrorism, and other local security issues. Such events may require us to incur greater costs for security or to shut down operations for a period of time.

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We seek to negotiate and enter into insurance agreements to cover our significant risks and potential liabilities, including, among others, property loss from natural disasters, product liability, and business interruption resulting from an insured property loss. In some circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage reasonably obtainable in the market may not be sufficient to cover the full amount of actual losses or liabilities incurred, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business makes it difficult to quantify the disruptive impact of such events. Limitations on the availability of insurance coverage may result in us incurring substantial costs for uninsured losses, which could have a material adverse effect on our financial position, results of operations, or cash flows. Even in cases for which we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows, and, in the event of litigation with an insurance carrier, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations, or cash flows.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 50% of our employees are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, which expire in December 2019, November 2020, November 2021, and December 2022. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees.
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

Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. While we believe we maintain good relationships with our represented workers, it is possible we may experience difficulties renegotiating expiring collective bargaining agreements. We have experienced in the past work stoppages, strikes, and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, we could incur additional expenses or work delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

Changes in key estimates and assumptions, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could significantly affect our financial position, results of operations, and cash flows.

Our pension and retiree health care costs are dependent upon significant judgment regarding various estimates and assumptions, particularly with respect to the discount rate and expected long-term rates of return on plan assets, which to a large extent are reflective of the financial markets and economic conditions. Changes to these estimates and assumptions and differences between expected and actual returns on plan assets could significantly impact our retirement related expense, the funded status of the plans, and contributions to our defined benefit pension and other postretirement benefit plans, which could have material adverse effects on our financial position, results of operations, or cash flows.

Additionally, pension cost recoveries under CAS for our U.S. Government contracts occur in different periods from those in which pension expense is recognized under accounting principles generally accepted in the United States ("GAAP") or the periods in which we make contributions to our plans, and changes to estimates and assumptions and differences between expected and actual returns could adversely affect the timing of those pension cost recoveries.

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

Shipbuilding operations require the use of hazardous materials. Our shipyards also generate significant quantities of wastewater, which we treat before discharging pursuant to various permits. To manage these materials, our shipyards have an extensive network of aboveground and underground storage tanks, some of which have leaked and required remediation in the past. In addition, our handling of hazardous materials has sometimes resulted in spills in our shipyards and occasionally in adjacent rivers and waterways in which we operate. Our shipyards maintain extensive waste handling programs that we periodically modify, consistent with changes in applicable laws and regulations. See Environmental, Health and Safety in Item 1.

Various federal, state, and local environmental laws and regulations impose restrictions on the discharge of pollutants into the environment and establish standards for the transportation, storage, and disposal of toxic and hazardous wastes. Substantial fines, penalties, and criminal sanctions may be imposed for noncompliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances. Such laws and regulations impose liability upon a party for environmental cleanup and remediation costs and damage without regard to negligence or fault on the part of such party and could expose us to liability for the conduct of or conditions caused by third parties.

In addition to fines, penalties, and criminal sanctions, environmental laws and regulations may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or to decrease the likelihood of accidental hazardous material releases. We expect to incur future costs to comply with federal and state environmental laws and regulations related to the cleanup of pollutants released into the environment. In addition, if we are found to be in violation of the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the "Excluded Parties List" maintained by the General Services Administration, which would continue until the EPA concluded that the cause of the violation was cured. Facilities on the "Excluded Parties List" are prohibited from working on any U.S. Government contract.

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

The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers. We may access these markets from time to time to support certain business activities, including funding acquisitions and capital expansion projects and refinancing existing indebtedness. We may also access these markets to acquire credit support for our workers' compensation self-insurance program and letters of credit. A number of factors could cause us to incur higher borrowing costs and experience greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges.

Tightening capital markets could also adversely affect the ability of our suppliers and subcontractors to obtain financing. Delays in the ability of our suppliers or subcontractors to obtain financing, or the unavailability of financing, could negatively affect their ability to perform their contracts with us and, as a result, our ability to perform our contracts. The inability of our suppliers and subcontractors to obtain financing could also result in the need for us to transition to alternate suppliers and subcontractors, which could result in significant incremental costs and delays.

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

As a defense contractor, we rely on our information technology infrastructure to process, transmit, and store electronic information, including classified and other sensitive information of the U.S. Government. While we maintain stringent information security policies and protocols and implement security controls and complementary cyber security technologies in accordance with industry compliance requirements, we face cyber security threats to our information technology infrastructure, including threats to our and the U.S. Government's proprietary and classified information. Advanced nation state threat actors, sophisticated cybercrime syndicates, hacktivists, and insiders can pose significant threats to our information technology infrastructure and assets. While we have implemented countermeasures to address the risks posed by these threats, external and internal threat actors continuously seek ways to evade our cyber security countermeasures to gain unauthorized and unlawful access to our information technology infrastructure, assets, and data.

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

Our suppliers, subcontractors, and other business partners also face cyber security and other security threats. Although we are undertaking cooperative efforts with our customers, suppliers, subcontractors, and other business partners to assist them with understanding the threats they face and potential cyber security countermeasures to defend against potential cyber-attacks launched by cyber threat actors, other security threats, and business disruptions, we rely substantially on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards, and their relationships with U.S. Government contractors may increase the likelihood that they are targeted by the same cyber security threats we face.

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

•	Unplanned expenditures relating to maintenance, operation, security, and repair, including repairs required by the U.S. Navy, the Nuclear Regulatory Commission, or the DoE;

•	Reputational damage;

•	Potential liabilities arising out of a nuclear incident whether or not it is within our control; and

•	Regulatory noncompliance and loss of authorizations or indemnifications necessary for our operations.

Failure to properly handle nuclear materials could pose a health risk to humans and wildlife and could cause personal injury and property damage, including environmental contamination. If a nuclear accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by us and emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions we might take in response to an accident could result in significant costs.

Our nuclear operations are subject to various safety related requirements imposed by the U.S. Navy, the DoE, and the Nuclear Regulatory Commission. In the event of noncompliance, these agencies may increase regulatory oversight, impose fines, or shut down our operations, depending on their assessment of the severity of the noncompliance. In addition, new or revised security and safety requirements imposed by the U.S. Navy, DoE, and Nuclear Regulatory Commission could necessitate substantial capital and other expenditures.

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

As part of our business strategy, we acquire non-controlling and controlling interests in businesses. We make acquisitions and investments following careful analysis and due diligence processes designed to achieve a desired return or strategic objective. Business acquisitions involve estimates, assumptions, and judgments to determine acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our analyses, due diligence processes, and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates. In such events, we may be required to write down our carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of our common stock or the market as a whole can result in goodwill and/or purchased intangible asset impairment charges associated with our existing businesses.

As of December 31, 2018, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 20% and 8%, respectively, of our total assets. We evaluate goodwill values for impairment annually on November 30, or when evidence of potential impairment exists. We also evaluate the values of purchased intangible assets when evidence of potential impairment exists. The impairment tests are based on several factors requiring judgments. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangible assets.

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

We are subject to income taxes in various jurisdictions. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, the ultimate taxability of many of our transactions and calculations is uncertain. In addition, timing differences in the recognition of contract income for financial statement purposes and for income tax purposes can cause uncertainty with respect to the timing of income tax payments, which can have a significant impact on cash flow in a particular period.

Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain transactions or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporations, including a reduction in the federal corporate income tax rate from 35% to 21% and changes or limitations to certain deductions. While our accounting for provisional adjustments made in the 2017 financial statements for impacts from the Tax Act was completed in 2018, the Internal Revenue Service ("IRS") did not issue guidance on all elements of the Tax Act in 2018. Accordingly, there remain certain elements of the Tax Act for which we cannot determine the full effects on our financial position, results of operations, or cash flows in future years. See Note 13: Income Taxes in Item 8.

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

We conduct a portion of our operations through joint ventures with business partners. In any joint venture arrangement, differences of opinions among the joint venture participants may result in delayed decisions or failures to reach agreement on major issues. We and our joint venture partners may, in certain instances, fail to reach agreement on significant decisions on a timely basis, or at all. We also cannot control the actions of our joint venture partners, including any non-performance, default, or bankruptcy of our joint venture partners, and we typically share liability or have joint and/or several liability with our joint venture partners for joint venture matters. Any of these factors could potentially have a material adverse effect on our joint venture operations and the profitability of our joint ventures.

In joint ventures in which we hold a minority interest, we have limited control over many decisions relating to joint venture operations and internal controls relating to operations. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that apply to us. As a result, internal control issues may arise that could have a material adverse effect on the joint venture. In addition, to establish or preserve relationships with our joint venture partners, we may agree to assume risks and contribute resources that are proportionately greater than the returns we expect to receive in the related joint venture. Such agreements may reduce our income and returns on these investments compared to what we would have received if our assumed risks and contributed resources were proportionate to our returns.

Strategic acquisitions and investments we pursue involve risks and uncertainties.

As part of our business strategy, we review, evaluate, and consider potential acquisitions and investments. In evaluating such transactions, we make significant judgments regarding the value of business opportunities, technologies, and other assets, the risks and costs of potential liabilities, and the future prospects of business opportunities. Acquisitions and investments also involve other risks and uncertainties, including the difficulty of integrating acquired businesses, challenges achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of management attention and resources from our existing operations and other initiatives, the potential impairment of acquired assets, and the potential loss of key employees of acquired businesses. Our financial results, business, and future prospects could be adversely affected by unanticipated performance issues at acquired businesses, transaction-related charges, unexpected liabilities, amortization of expenses related to purchased intangible assets, and charges for impairments of goodwill and purchased intangible assets.

We are subject to claims and litigation that could ultimately be resolved against us, requiring future material cash payments and/or future material charges against our operating income, materially impairing our financial position or cash flows.

The size, nature, and complexity of our business make it highly susceptible to claims and litigation. We are subject to various administrative, civil, and criminal litigation, environmental claims, income tax proceedings, compliance proceedings, claims, and investigations, which could divert financial and management resources and result in fines, penalties, compensatory, treble or other damages, or nonmonetary sanctions. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our reliance on government contracts and authorizations. Litigation, claims, or investigations, if ultimately resolved against us, could have a material adverse effect on our financial position, results of operations, or cash flows. Any litigation, claim, or investigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public and make it more difficult for us to compete effectively or acquire adequate insurance in the future.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own patents, trademarks, copyrights, and other forms of intellectual property related to our business, and we license intellectual property rights to and from third parties. The U.S. Government generally receives non-exclusive licenses to certain intellectual property we develop in the performance of U.S. Government contracts, and the U.S. Government may use or authorize others to use such intellectual property. The U.S. Government has begun asserting or seeking to obtain more extensive rights in intellectual property associated with its contracts, which could reduce our rights in intellectual property we develop and our ability to control the use of certain of our intellectual property rights. Our intellectual property is also subject to challenge, invalidation, misappropriation, or circumvention by third parties.

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

The payment of cash dividends and repurchases of our common stock are subject to limitations under applicable law and the discretion of our board of directors, considered in the context of then current conditions, including our earnings, other operating results, and capital requirements. Declines in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit our ability under Delaware law to pay dividends and repurchase shares in the future. In addition, the timing and amount of share repurchases under board approved share repurchase programs are within the discretion of management and depend upon many factors, including results of operations and capital requirements, as well as applicable law.

Our debt exposes us to certain risks.

As of December 31, 2018, we had $1.3 billion of debt under our senior notes and $1.2 billion of additional borrowing capacity under our Credit Agreement (the “Credit Facility”). Our Credit Facility also allows us to solicit lenders to provide incremental financing in an aggregate amount not to exceed $1 billion, and the indentures governing our senior notes do not limit our incurrence of debt. The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

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

In addition, the interest rate on variable rate indebtedness under the Credit Facility is based on the London Interbank Offered Rate (“LIBOR”). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021. The consequences of the discontinuance of the LIBOR benchmark cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

Our nuclear shipbuilding operations are considered vitally important to the U.S. Navy. Consequently, the U.S. Navy requires us to include in our Navy contracts provisions regarding notice and approval rights for the Navy in the event of a change of control of our nuclear shipbuilding operations and regarding the Navy's obligations to indemnify us for losses relating to our nuclear operations for the Navy.  Such provisions require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and obtain the Navy's consent for transferring certain related licenses to facilitate the Navy's ability to ensure that a potential buyer would continue to conduct our operations in a satisfactory manner. We have included such provisions in solicitations for future U.S. Navy nuclear work, and we expect them to be included in future contracts with the Navy for nuclear work.

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

Ingalls - The primary properties comprising our Ingalls operating segment are located in Pascagoula, Mississippi.

Our Pascagoula shipyard is a primary builder of major surface warships for the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to develop and build six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 48 years of the lease and beyond.

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

Technical Solutions - The properties comprising our Technical Solutions operating segment are located throughout the United States. Our properties located in Virginia Beach, Virginia; Mayport and Panama City, Florida; San Diego, California; Bremerton, Washington; and Honolulu, Hawaii, primarily provide fleet support services. Properties located in Huntsville, Alabama; Fairfax, Virginia; Orlando, Florida; San Antonio, Texas; and Aberdeen and Annapolis Junction, Maryland, primarily provide MDIS services. Properties located in Broomfield, Colorado, and Newport News, Virginia primarily provide nuclear and environmental services. A property located in Houston, Texas provides oil and gas services.
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

ITEM 3. LEGAL PROCEEDINGS

U.S. Government Investigations and Claims - Departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of our company, and the results of such investigations may lead to administrative, civil, or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments, or compensatory, treble, or other damages. U.S. Government regulations provide that certain findings against a contractor may also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Any suspension or debarment may have a material effect on us because of our reliance on government contracts.

Litigation - In 2015, we received a Civil Investigative Demand from the Department of Justice ("DoJ") relating to an investigation of certain allegedly non-conforming parts we purchased from one of our suppliers for use in connection with U.S. Government contracts. We have cooperated with the DoJ in connection with its investigation. In 2016, we were made aware that we are a defendant in a False Claims Act lawsuit filed under seal in the U.S. District Court for the Middle District of Florida related to our purchase of the allegedly non-conforming parts from the supplier. Depending upon the outcome of this matter, we could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. The matter remains sealed and given the current posture of the matter, we are unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

We and our predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, in which former and current employees and various third parties allege exposure to asbestos-containing materials while on, or associated with, our premises or while working on vessels constructed or repaired by us. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma and other alleged asbestos-related conditions. In some cases, several of our former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to us for our liability and that of our former executive officers. Although we believe the ultimate resolution of current cases will not have a material effect on our consolidated financial position, results of operations, or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can therefore give no assurances regarding the ultimate outcome of asbestos related litigation.

We and our predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the "Republic") since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, we filed an arbitral statement of claim asserting breaches of the contract. In July 2014, the Republic filed a statement of defense in the arbitration denying all our allegations and a counterclaim alleging late redelivery of the frigates, unfinished work, and breach of warranty. In February 2018, the arbitral tribunal awarded us approximately $151 million on our claims and awarded the Republic approximately $22 million on its counterclaims. We have filed a petition in the United States District Court for the District of Columbia asking the court to confirm or enforce the award. No assurances can be provided regarding the ultimate resolution of this matter.

We are party to various other claims, legal proceedings, and investigations that arise in the ordinary course of business, including U.S. Government investigations that could result in administrative, civil, or criminal proceedings involving us. We are a contractor with the U.S. Government, and such proceedings could therefore include additional False Claims Act allegations against us. Although we believe that the resolution of these other claims, legal proceedings, and investigations will not have a material effect on our consolidated financial position, results of operations, or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can therefore give no assurances regarding the ultimate outcome of these matters.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 8, 2019, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	59	President and Chief Executive Officer
Jennifer R. Boykin	54	Executive Vice President and President, Newport News Shipbuilding
Brian J. Cuccias	62	Executive Vice President and President, Ingalls Shipbuilding
Jerri F. Dickseski	56	Executive Vice President, Communications
William R. Ermatinger	55	Executive Vice President and Chief Human Resources Officer
Edgar A. Green III	53	Executive Vice President and President, Technical Solutions
Christopher D. Kastner	55	Executive Vice President, Business Management and Chief Financial Officer
Nicolas G. Schuck	45	Corporate Vice President, Controller and Chief Accounting Officer
D. Scott Stabler II	59	Executive Vice President, Chief Transformation Officer
Mitchell B. Waldman	58	Executive Vice President, Government and Customer Relations
Kellye L. Walker	52	Executive Vice President and Chief Legal Officer
D. R. Wyatt	60	Corporate Vice President and Treasurer

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

D. Scott Stabler II, Executive Vice President and Chief Transformation Officer - Mr. Stabler has been Executive Vice President and Chief Transformation Officer since February 2018. In this position, he coordinates with our operating segments to assess and facilitate implementation of a transformative business model and process changes to meet rapidly evolving customer demand. Prior to his current position and from January 2013, Mr. Stabler served as Corporate Vice President, Internal Audit. From March 2011 to January 2013, he served as Corporate Vice President, Corporate Operations. Prior to that and after joining Newport News Shipbuilding in 1984, Mr. Stabler held various positions of increasing responsibility in the areas of engineering, purchasing, business development, and program management. He holds a B.S. in Engineering from North Carolina State and an M.B.A. from the College of William and Mary.

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

Kellye L. Walker, Executive Vice President and Chief Legal Officer - Ms. Walker was elected Executive Vice President and Chief Legal Officer effective January 2015. In this position, she has overall leadership responsibility for our law department and outside counsel.  Prior to joining us, Ms. Walker was with American Water Works Company, Inc., serving as Chief Administrative Officer, General Counsel and Secretary from September 2010 through May 2014. She served as their Senior Vice President, General Counsel and Secretary from January 2010 through January 2015. From February 2007 to June 2009, Ms. Walker served as Senior Vice President and General Counsel of Diageo North America, Inc., the largest operating company of Diageo plc. From February 2003 to December 2006, she served as Senior Vice President, General Counsel and Secretary of BJ’s Wholesale Club, Inc., a leading warehouse club operator. Ms. Walker also served as a partner with the law firm of Hill & Barlow in Boston, Massachusetts, and as a partner and/or associate with the law firms of Chaffe, McCall, Phillips, Toler & Sarpy in New Orleans, Louisiana, and Boult, Cummings, Connors & Berry in Nashville, Tennessee. Ms. Walker holds a B.S. in Business Administration, Marketing from Louisiana Tech University and a J.D. from Emory University School of Law.

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

Stockholders

The approximate number of our common stockholders was 16,240 as of February 11, 2019.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on April 30, 2019, in Newport News, Virginia.

Stock Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in our common stock on January 1, 2014, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Select Index.

(1)	The cumulative total return assumes reinvestment of dividends.

(2)	The total return is weighted according to market capitalization of each company at the beginning of each year.

(3)
The S&P Aerospace & Defense Select Index is comprised of Arconic, Inc., The Boeing Company, General Dynamics Corporation, Huntington Ingalls Industries, Inc., L-3 Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, Textron, Inc., TransDigm Group Incorporated, and United Technologies Corporation, among other companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2017, our board of directors authorized an increase in our stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program from October 31, 2019, to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of shares of our common stock have been recorded as treasury stock. The following table summarizes information by month relating to purchases made by us or on our behalf during the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2018 through October 31, 2018	69,516	$239.71	69,516	$699.7
November 1, 2018 through November 30, 2018	122,406	215.40	122,406	673.3
December 1, 2018 through December 31, 2018	1,211,365	192.19	1,211,365	440.5
Total	1,403,287	$196.57	1,403,287	$440.5

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 18: Stock Compensation Plans in Item 8 and Equity Compensation Plan Information in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data. The table should be read in conjunction with Item 7 and Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31
($ in millions, except per share amounts)	2018	2017	2016	2015	2014
Sales and service revenues(1)	$8,176	$7,441	$7,068	$7,020	$6,957
Goodwill impairment	—	—	—	75	47
Operating income	951	881	876	774	661
Net earnings	836	479	573	404	338
Total assets	6,383	6,374	6,352	6,024	6,239
Long-term debt (2)	1,283	1,279	1,278	1,273	1,562
Total long-term obligations	3,038	3,225	3,356	3,260	3,562
Net cash provided by operating activities	914	814	822	861	755
Free cash flow (3)	512	453	537	673	590
Dividends declared per share	$3.02	$2.52	$2.10	$1.70	$1.00
Basic earnings per share	$19.09	$10.48	$12.24	$8.43	$6.93
Diluted earnings per share	$19.09	$10.46	$12.14	$8.36	$6.86

(1) Sales and service revenues prior to 2018 were recognized in accordance with Accounting Standards Codification Topic 605-35 Construction-Type and Production-Type Contracts.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment. Headquartered in Newport News, Virginia, HII employs approximately 40,000 people both domestically and internationally.

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

The BBA 2018 provided sequestration relief for fiscal years 2018 and 2019 and raised the budget topline for defense and non-defense discretionary spending. However, sequestration remains in effect for fiscal years 2020 and 2021. Long-term uncertainty remains with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

While appropriations measures that fund the DoD, DoE, and a limited number of other federal agencies have been enacted for fiscal year 2019, appropriations to fund the balance of the federal government for fiscal year 2019 have not been enacted and Congress and the Administration have thus far been unable to agree on funding for those agencies. We cannot predict the impact that sequestration cuts, reprioritization of readiness and modernization investment, or lack of appropriations to fund a portion of the U.S. Government for fiscal year 2019 may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers, subcontractors, and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures that result from sequestration and other budget priorities will have serious implications for defense discretionary spending, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. Congress and the current presidential administration continue to discuss various options to address sequestration in future budget planning, but we cannot predict the outcome of these efforts. It is likely budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

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

We expect that execution of the DoD strategy will require an affordable balance between investments in restoring the readiness of the current force with investments in new capabilities, technologies, and capacity to meet future challenges. The DoD faces the additional challenge of recapitalizing equipment and rebuilding readiness at a time when the DoD is pursuing modernization of its capabilities, while still facing additional budget cuts from sequestration. While the BBA 2018 provided relief for fiscal years 2018 and 2019, it is unclear how sequestration could impact programs for fiscal years 2020 and 2021. BCA spending caps, coupled with other budget priorities, could have a significant impact on future spending plans for defense and non-defense discretionary programs. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations, or cash flows, including revenues, goodwill, and long-lived assets.

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

The U.S. Navy’s 2019 five-year shipbuilding plan includes 54 new ships, 12 more than the 42 ships included in the Navy’s 2018 five-year plan and 11 more than were included in the fiscal year 2018 budget request. Similarly, the U.S. Navy’s fiscal year 2019 30-year shipbuilding plan also increased the ship count by including 301 new ships, 47 more than the 254 ships included in the Navy’s fiscal year 2017 30-year plan.

While the force objective of 355 ships reflected in the 2016 Force Structure Assessment still pertains and has been memorialized as national policy by the 2018 SHIPS Act, both the Congressional Research Service and Congressional Budget Office have estimated that additional ships would need to be added to the U.S. Navy’s 30-year plan to achieve the 355 ship objective unless the Navy extends the service lives of existing ships and reactivates recently retired ships.

In December 2018, the U.S. Navy also released its “Design for Maintaining Maritime Superiority, Version 2.0” (the "Design"), which expands upon a posture initially put forth in January 2016 under Version 1.0 of the Design. The new plan calls for four specific lines of effort: strengthening naval power at and from the sea; achieving high-velocity outcomes; strengthening the U.S. Navy team of the future; and expanding and strengthening the Navy’s Network of Partners. Each line of effort calls for specific recommendations that are intended to make the U.S. Navy more agile, more competitive, and tougher. As a means of strengthening naval power, the plan expresses award date goals for several major programs, including the future frigate and large surface combatant. Other initiatives include integrating more artificial intelligence and machine learning into warfare systems, developing and fielding a family of directed energy weapons, as well as employment of 3D printing for replacement parts.

The shipbuilding defense industry, as characterized by its competitors, customers, suppliers, potential entrants, and substitutes, is unique in many ways. It is heavily capital and skilled labor intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by an increasingly fragile supplier base that has trended toward exclusive providers. Smaller shipyards, however, have entered the market to build the U.S. Navy's littoral combat ship and have expressed interest in the future frigate program.

The DoD continues to adjust its procurement practices and streamline acquisition organizations and processes in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. Additionally, the U.S. Navy must compete with other national priorities, including other defense activities, non-defense discretionary spending, and entitlement programs, for a share of federal budget funding. While the impact to our business resulting from these developments remains uncertain, they could have a material impact on current programs, as well as new business opportunities with the DoD. See Risk Factors in Item 1A.

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

•	Time and Materials - Time and materials contracts specify a fixed hourly billing rate for each direct labor hour expended and reimbursement for allowable material costs and expenses.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates by management in its application. The development and selection of these critical accounting policies have been determined by our management. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain of the assumptions used in these policies, it is possible that different parties could choose different assumptions and reach different conclusions. We consider our policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting, goodwill, and intangible assets;

•	Litigation, commitments, and contingencies;

•	Retirement related benefit plans; and

•	Workers' compensation.

Revenue Recognition

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments. Prior to January 1, 2018, we recognized revenue in accordance with Accounting Standards Codification Topic 605-35 Construction-Type and Production-Type Contracts utilizing the cost-to-cost measure of the percentage-of-completion method of accounting, primarily based upon total costs incurred, with incentive fees included in sales when the amounts could be reasonably determined and estimated. Amounts representing change orders, claims, requests for equitable adjustment, or limitations of funding were included in sales only when they could be reliably estimated and realization was probable. For services contracts not associated with the design, development, manufacture, or modification of complex equipment, revenues were recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Costs related to these contracts were expensed as incurred. For additional information on the new standard and the impact to our results of operations, refer to Note 3: Accounting Standards Updates in Item 8.

Most of our revenues are derived from long-term contracts for the production of goods and services provided to the U.S. Government, which are generally accounted for by recognizing revenues over time using a cost-to-cost measure of progress. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take control of any work in process.

When the customer is not a U.S. Government entity, we may recognize revenue over time or at a point in time when control transfers upon delivery, depending upon the facts and circumstances of the related arrangement. When we determine that revenue should be recognized over time, we utilize a measure of progress that best depicts the transfer of control of the relevant goods and services to the customer. Generally, the terms and conditions of the contracts result in a transfer of control over the related goods and services as we satisfy our performance obligations. Accordingly, we recognize revenue over time using the cost-to-cost method to measure performance progress. We may, however, utilize a measure of progress other than cost-to-cost, such as a labor-based measure of progress, if the terms and conditions of the arrangement require such accounting.

When using the cost-to-cost method to measure performance progress, certain contracts may include costs that are not representative of performance progress, such as large upfront purchases of uninstalled materials, unexpected waste, or inefficiencies. In these cases, we adjust our measure of progress to exclude such costs, with the goal of better reflecting the transfer of control over the related goods or services to the customer and recognizing revenue only to the extent of the costs incurred that reflect our performance under the contract.

In addition, for time and material arrangements, we often utilize the practical expedient allowing the recognition of revenue in the amount we invoice, which corresponds with the value provided to the customer and to which we are entitled to payment for performance to date.

A performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account for which revenue is recognized. To determine the proper revenue recognition method, consideration is given to whether two or more contracts should be combined and accounted for as one contract and whether a single contract consists of more than one performance obligation. For contracts with multiple performance obligations, the contract transaction price is allocated to each performance obligation using an estimate of the standalone selling price based upon expected cost plus a margin at contract inception, which is generally the price disclosed in the contract. Contracts are often modified to account for changes in contract specifications and requirements. In the majority of circumstances, modifications do not result in additional performance obligations that are distinct from the existing performance obligations in the contract, and the effects of the modifications are recognized as an adjustment to revenue on a cumulative catch-up basis. Alternatively, in instances in which the performance obligations in the modifications are deemed distinct, contract modifications are accounted for prospectively.

The amount of revenue recognized as we satisfy performance obligations associated with contracts with customers is based upon the determination of transaction price. Transaction price reflects the amount of consideration to which we expect to be entitled for performance under the terms and conditions of the relevant contract and may reflect fixed and variable components, including shareline incentive fees whereby the value of the contract is variable based upon the amount of costs incurred, as well as other incentive fees based upon achievement of contractual schedule commitments or other specified criteria in the contract. Shareline incentive fees are determined based upon the formula under the relevant contract using our estimated cost to complete for each period. We generally utilize a most likely amount approach to estimate variable consideration. In all such instances, the estimated revenues represent those amounts for which we believe a significant reversal of revenue is not probable.

Contract Estimates - In estimating contract costs, we utilize a profit-booking rate based upon performance expectations that takes into consideration a number of assumptions and estimates regarding risks related to technical requirements, feasibility, schedule, and contract costs. Management performs periodic reviews of the contracts to evaluate the underlying risks, which may increase the profit-booking rate as we are able to mitigate and retire such risks. Conversely, if we are not able to retire these risks, cost estimates may increase, resulting in a lower profit-booking rate.

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

For the years ended December 31, 2018, 2017, and 2016, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Year Ended December 31
($ in millions)	2018	2017	2016
Gross favorable adjustments	$225	$309	$297
Gross unfavorable adjustments	(115)	(105)	(73)
Net adjustments	$110	$204	$224

For the year ended December 31, 2018, favorable cumulative catch-up adjustments were related to risk retirement on the Virginia class (SSN 774) submarine program, the Legend class NSC program, USS Portland (LPD 27), and Fort Lauderdale (LPD 28), as well as other individually insignificant adjustments. During the same period, unfavorable cumulative catch-up adjustments were related to the Virginia class (SSN 774) submarine program, including lower performance on Delaware (SSN 791) and Montana (SSN 794), and other individually insignificant adjustments.

For the year ended December 31, 2017, favorable cumulative catch-up adjustments were primarily related to risk retirement on the Legend class NSC program, Tripoli (LHA 7), USS Portland (LPD 27), and the delivered USS John Finn (DDG 113), the resolution of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of the redelivered USS Abraham Lincoln (CVN 72), and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the year ended December 31, 2016, favorable cumulative catch-up adjustments were primarily related to risk retirement on USS John P. Murtha (LPD 26), the Virginia class (SSN 774) submarine program, USS Portland (LPD 27), the Legend class NSC program, and the Arleigh Burke class (DDG 51) destroyer program. During the same period, unfavorable cumulative catch-up adjustments included lower performance on the RCOH of USS Abraham Lincoln (CVN 72) and construction of USS Gerald R. Ford (CVN 78), as well as other individually insignificant adjustments.

When estimates of total costs to be incurred exceed estimates of total revenue to be earned on a performance obligation related to a complex, construction-type contract, we recognize a provision for the entire loss on the performance obligation in the period the loss is determined.

Purchase Accounting, Goodwill, and Intangible Assets
Goodwill - Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill as of December 31, 2018 and 2017, was $1,263 million and $1,217 million, respectively. During the year ended December 31, 2017, we recorded a goodwill adjustment of $17 million in the Technical Solutions segment, primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustment, related to the acquisition of Camber Holding Corporation ("Camber").

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

November 30, 2018 Impairment Test - In connection with our annual goodwill impairment test, we tested goodwill for each of our four reporting units. As a result of our annual goodwill impairment test, we determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2018.

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

Litigation, Commitments and Contingencies

Overview - We are subject to a range of legal proceedings before various courts and administrative agencies and are periodically subject to government examinations, inquiries, and investigations that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and the experience of management and our internal and external legal counsel. In accordance with our practices relating to accounting for contingencies, we record charges to earnings when we determine, after taking into consideration the facts and circumstances of each matter, including any settlement offers, that it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The ultimate resolution of any such exposure may vary from earlier estimates as further facts and circumstances become known.

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

Asset Retirement Obligations - We record all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and contractual lease restoration obligations. Recorded amounts as of each of December 31, 2018 and 2017, were immaterial. See Note 2: Summary of Significant Accounting Policies in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2018, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of facilities currently in use may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and these obligations have therefore not been included in our consolidated financial statements.

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

Uncertain Tax Positions - Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. We recognize the amount of a tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties and accrued interest related to uncertain tax positions are recognized as a component of income tax expense. See Note 13: Income Taxes in Item 8. Changes in accruals associated with uncertain tax positions are recorded in earnings in the period they are determined.

Retirement Related Benefit Plans

We recognize, on a plan-by-plan basis, the funded status of our retirement related benefit plans as an asset or liability on our balance sheet, with corresponding adjustments to after-tax accumulated other comprehensive loss and deferred tax assets or liabilities. The funded status represents the difference between the benefit obligation and the fair value of plan assets. See Note 17: Employee Pension and Other Postretirement Benefits in Item 8.

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

Retirement related benefit plan costs are allocated to our U.S. Government contracts as allowable costs based upon CAS. We recover our CAS costs through the pricing of products and services on U.S. Government contracts, so that the CAS cost is recognized in segment product sales and service revenues and in the costs of those product sales and service revenues. In order to present our consolidated financial statements in accordance with FAS, we record the difference between our FAS expense and CAS cost (“FAS/CAS Adjustment”) as operating income within segment operating income and non-operating retirement benefit (expense) as required by a new accounting standard. For additional information on the new standard and the impact to our results of operations, refer to Note 3: Accounting Standards Updates in Item 8.

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

During 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21") was enacted. MAP-21 included provisions for potential pension relief to plan sponsors in the form of higher interest rate assumptions that were used to determine minimum funding requirements. The relief derived from these provisions was to be phased out to lower levels over the next few years. The enactment of the Highway and Transportation Funding Act (“HATFA”) in 2014 and The Bipartisan Budget Act of 2015 successively provided for the continuation of pension relief and higher interest rate assumptions used to determine minimum funding requirements and extended the pension relief phase-out period. We consider the effects of pension relief legislation in the context of current year and future projected funded status levels in deciding the level of contributions to make to our plans each year.

Due to the differences in requirements and calculation methodologies between FAS and CAS, our FAS pension expense is not necessarily indicative of the funding requirements under PPA or the amounts we recover from the U.S. Government under CAS.

When PPA was enacted, it was anticipated that the amounts required to be funded would exceed government contractors' recovery of those costs under CAS. To remedy this cash flow misalignment, on December 27, 2011, the U.S. Cost Accounting Standards Board issued its final CAS Harmonization Rule ("Harmonization"). Harmonization was intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. Harmonization became effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. Under Harmonization, only contracts entered into before the effective date qualified for an equitable adjustment. Price proposals for CAS covered contracts awarded on or after the effective date of February 27, 2012, reflected the effects of the rule. Harmonization affected pension costs on contracts over a phase-in period that ended in 2017. Our CAS pension cost recoveries are expected to remain unaffected by the pension relief provisions noted above because of the method permitted under Harmonization we use to determine the CAS interest rate, which is a current market rate.

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

Taking into consideration the factors noted above, our weighted average discount rate for pensions was 4.34% and 3.82% as of December 31, 2018 and 2017, respectively. Our weighted average discount rate for other postretirement benefits was 4.33% and 3.85% as of December 31, 2018 and 2017, respectively.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, and is based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. Historical plan asset performance alone has inherent limitations in predicting future returns. While studies are helpful in understanding past and current trends and performance, the assumption is based more on long-term prospective views to avoid short-term market influences. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year. We used a 7.25% expected long-term rate of return assumption to record 2018 pension expense, and we anticipate retaining that assumption throughout 2019.

Mortality - Mortality assumptions are used to determine the retirement related benefit obligations and expense, and represent the likelihood and duration of benefit payments to plan participants based on historical experience and projected longevity. We periodically update our mortality assumptions as circumstances warrant.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive loss. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2018, the actual return on assets was approximately minus 6.4%, which was less than the expected return assumption of 7.25%. For the year ended

December 31, 2018, the weighted average discount rates for our pension and other postretirement benefit plans increased by 52 and 48 basis points, respectively. These differences in asset returns and discount rates resulted in an actuarial loss of $827 million and an actuarial gain of $538 million, respectively, for the year ended
December 31, 2018.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pensions:

($ in millions)	Increase (Decrease) in 2019 Expense	Increase (Decrease) in December 31, 2018 Obligations
25 basis point decrease in discount rate	$21	$237
25 basis point increase in discount rate	(20)	(224)
25 basis point decrease in expected return on assets	14
25 basis point increase in expected return on assets	(14)

Assuming a 7.25% expected return on assets assumption, a $50 million pension contribution is generally expected to favorably impact the current year expected return on assets by approximately $1 million, depending on the timing of the contribution.

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

The FAS/CAS Adjustment in 2018 was a net benefit of $364 million. The favorable change from 2017 to 2018 was primarily driven by more immediate recognition of the 2017 asset gains under FAS and the impacts of lower discount and interest rates and other experience gains and losses and assumptions changes (e.g. mortality). The FAS/CAS Adjustment in 2017 and 2016 was a net benefit of $189 million and $145 million, respectively. The favorable change from 2016 to 2017 was driven by the final phase-in of Harmonization. Our projected 2019 FAS/CAS Adjustment is discussed in Consolidated Operating Results - Operating Income.

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

Management reviews independently appraised values, audited financial statements, and additional pricing information to evaluate the NAV or its equivalent. For the limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value. See Note 17: Employee Pension and Other Postretirement Benefits, in Item 8.

Accumulated Other Comprehensive Loss - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive loss along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 17: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial losses as of December 31, 2018 and 2017 were $1,692 million and $1,459 million, respectively. The increase in these actuarial losses in 2018 was primarily driven by actual asset returns, which were $827 million below expected returns, $78 million of amortization of previously unrecognized actuarial losses, and a $538 million actuarial gain due to the increase in the discount rates used to determine benefit obligations.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2018 and 2017 were $46 million and $47 million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The change in unrecognized prior service costs (credits) in 2018 primarily resulted from amendments within a collective bargaining agreement, offset by the amortization of previously accumulated prior service costs (credits).

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans and participate in federally administered second injury workers' compensation funds. We estimate the liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. Our workers' compensation liability was discounted at 2.89% and 2.35% as of December 31, 2018 and 2017, respectively, based on future payment streams and a risk-free rate. We estimate a 100 basis points increase or decrease in the discount rate would change our workers' compensation liability by $(32) million or $38 million, respectively. The workers' compensation benefit obligation on an undiscounted basis was $845 million and $925 million as of December 31, 2018 and 2017, respectively.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for further information.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
Sales and service revenues	$8,176	$7,441	$7,068	$735	10%	$373	5%
Cost of product sales and service revenues	6,385	5,813	5,445	572	10%	368	7%
Income from operating investments, net	17	12	6	5	42%	6	100%
Other income and gains	14	—	15	14	—%	(15)	(100)%
General and administrative expenses	871	759	768	112	15%	(9)	(1)%
Operating income	951	881	876	70	8%	5	1%
Interest expense	(58)	(94)	(74)	36	38%	(20)	(27)%
Non-operating retirement benefit (expense)	74	(16)	(18)	90	563%	2	11%
Other, net	4	1	—	3	300%	1	—%
Federal and foreign income taxes	135	293	211	(158)	(54)%	82	39%
Net earnings	$836	$479	$573	$357	75%	$(94)	(16)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
Product sales	$6,023	$5,573	$5,631	$450	8%	$(58)	(1)%
Service revenues	2,153	1,868	1,437	285	15%	431	30%
Sales and service revenues	$8,176	$7,441	$7,068	$735	10%	$373	5%

2018 - Product sales in 2018 increased $450 million, or 8%, from 2017. Product sales at our Ingalls segment increased $182 million in 2018, primarily as a result of higher volumes in amphibious assault ships, partially offset by lower volumes in the Legend class NSC program. Newport News product sales increased $284 million in 2018, primarily as a result of higher volumes in aircraft carriers, partially offset by lower volumes in submarines. Technical Solutions product sales decreased $16 million in 2018, primarily as a result of lower volumes in nuclear and environmental products.

Service revenues in 2018 increased $285 million, or 15%, from 2017. Service revenues at our Ingalls segment increased $3 million in 2018, as a result of higher volumes in amphibious assault ships services, partially offset by lower volumes in surface combatants services. Service revenues at our Newport News segment increased $269 million in 2018, primarily as a result of higher volumes in naval nuclear support services and submarines services. Service revenues at our Technical Solutions segment increased $13 million in 2018, primarily as a result of higher volumes in oil and gas and MDIS services, partially offset by lower volumes in fleet support and nuclear and environmental services.

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

Service revenues in 2017 increased $431 million, or 30%, from 2016. Service revenues at our Ingalls segment increased $41 million in 2017, as a result of higher volumes in surface combatants services. Service revenues at our Newport News segment increased $57 million in 2017, primarily as a result of higher volumes in naval nuclear support services and submarines services, partially offset by lower volumes in aircraft carriers services. Service revenues at our Technical Solutions segment increased $333 million in 2017, primarily as a result of higher volumes in MDIS services following the December 2016 acquisition of Camber and higher volumes in fleet support and oil and gas services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
Cost of product sales	$4,627	$4,277	$4,237	$350	8%	$40	1%
% of product sales	76.8%	76.7%	75.2%
Cost of service revenues	1,758	1,536	1,208	222	14%	328	27%
% of service revenues	81.7%	82.2%	84.1%
Income from operating investments, net	17	12	6	5	42%	6	100%
Other income and gains	14	—	15	14	—%	(15)	(100)%
General and administrative expenses	871	759	768	112	15%	(9)	(1)%
% of total sales and service revenues	10.7%	10.2%	10.9%
Cost of sales and service revenues	$7,225	$6,560	$6,192	$665	10%	$368	6%

Cost of Product Sales

2018 - Cost of product sales in 2018 increased $350 million, or 8%, compared to 2017. Cost of product sales at our Ingalls segment increased $171 million in 2018, primarily as a result of the volume changes described above, lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, and one time employee bonus payments in 2018 related to the Tax Act. Cost of product sales at our Newport News segment increased $264 million in 2018, primarily as a result of the volume changes described above, lower risk retirement in the Virginia class (SSN 774) submarine program, and one time employee bonus payments in 2018 related to the Tax Act. Cost of product sales at our Technical Solutions segment decreased $23 million in 2018, primarily due to the lower volumes described above and an allowance for accounts receivable in 2017 on a nuclear and environmental commercial contract. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $62 million from 2017 to 2018.

Cost of product sales as a percentage of product sales increased from 76.7% in 2017 to 76.8% in 2018, primarily due to lower risk retirement on Tripoli (LHA 7), the Virginia class (SSN 774) submarine program, and the Legend class NSC program, as well as one time employee bonus payments in 2018 related to the Tax Act, offset by a favorable change in the Operating FAS/CAS Adjustment, an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, and year-to-year variances in contract mix.

2017 - Cost of product sales in 2017 increased $40 million, or 1%, compared to 2016. Cost of product sales at our Ingalls segment increased $64 million in 2017, primarily as a result of lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, as well as the volume changes described above, partially offset by higher risk retirement on Tripoli (LHA 7). Cost of product sales at our Newport News segment increased $56 million in 2017, primarily as a result of the volume changes described above and the resolution of outstanding contract changes on the RCOH of the redelivered USS Abraham Lincoln (CVN 72), partially offset by lower risk retirement in the Virginia class (SSN 774) submarine program. Cost of product sales at our Technical Solutions segment decreased $56 million in 2017, primarily due to the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract, partially offset by the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $24 million from 2016 to 2017.

Cost of product sales as a percentage of product sales increased from 75.2% in 2016 to 76.7% in 2017, primarily driven by lower risk retirement in the San Antonio class (LPD 17) program, following delivery of USS John P. Murtha (LPD 26) in 2016, the Virginia class (SSN 774) submarine program, and Arleigh Burke class (DDG 51) destroyers, as well as the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract, partially offset by higher risk retirement on Tripoli (LHA 7), a favorable change in the Operating FAS/CAS Adjustment, and the resolution of outstanding contract changes on the RCOH of the redelivered USS Abraham Lincoln (CVN 72).

Cost of Service Revenues

2018 - Cost of service revenues in 2018 increased $222 million, or 14%, compared to 2017. Cost of service revenues at our Ingalls segment decreased $3 million in 2018, primarily as a result of the volume changes described above. Cost of service revenues at our Newport News segment increased $244 million in 2018, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Technical Solutions segment increased $4 million in 2018, primarily due to one time employee bonus payments in 2018 related to the Tax Act. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $23 million from 2017 to 2018.

Cost of service revenues as a percentage of service revenues decreased from 82.2% in 2017 to 81.7% in 2018, primarily driven by the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and one time employee bonus payments in 2018 related to the Tax Act, partially offset by a favorable change in the Operating FAS/CAS Adjustment and year-to-year variances in contract mix.

2017 - Cost of service revenues in 2017 increased $328 million, or 27%, compared to 2016. Cost of service revenues at our Ingalls segment increased $23 million in 2017, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Newport News segment increased $30 million in 2017, primarily as a result of the higher sales volumes described above. Cost of service revenues at our Technical Solutions segment increased $293 million in 2017, primarily as a result of the higher volumes described above. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $18 million from 2016 to 2017.

Cost of service revenues as a percentage of service revenues decreased from 84.1% in 2016 to 82.2% in 2017, primarily driven by a favorable change in the Operating FAS/CAS Adjustment, the resolution of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65), improved performance in oil and gas services, and year-to-year variances in contract mix.

Income from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

2018 - Income from operating investments, net increased $5 million, or 42%, to $17 million in 2018 from $12 million in 2017. The increase resulted from higher equity income from our SRNS and N3B investments.

2017 - Income from operating investments, net increased $6 million, or 100%, to $12 million in 2017 from $6 million in 2016. The increase resulted from higher equity income from our SRNS investment.

Other Income and Gains

2018 - Other income and gains increased $14 million in 2018 compared to 2017, primarily as a result of recoveries related to a settlement agreement at our Ingalls segment.

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

2018 - General and administrative expenses in 2018 increased $112 million, or 15%, compared to 2017. This increase was primarily driven by higher overhead costs related to increased headcount, as well as higher current state income tax expense, partially offset by lower non-current state income tax expense.

2017 - General and administrative expenses in 2017 decreased $9 million, or 1%, compared to 2016. This decrease was primarily driven by lower overhead costs, partially offset by higher non-current state income tax expense.

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

The following table reconciles operating income to segment operating income:

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
Operating income	$951	$881	$876	$70	8%	$5	1%
Operating FAS/CAS Adjustment	(290)	(205)	(163)	(85)	(41)%	(42)	(26)%
Non-current state income taxes	2	12	2	(10)	(83)%	10	500%
Segment operating income	$663	$688	$715	$(25)	(4)%	$(27)	(4)%

Segment Operating Income

2018 - Segment operating income in 2018 was $663 million, compared to $688 million in 2017. The decrease was primarily due to lower performance in the Virginia class (SSN 774) submarine program, lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), as well as one time employee bonus payments in 2018 related to the Tax Act, partially offset by favorable changes in workers' compensation expense, recoveries related to a settlement agreement at our Ingalls segment and an allowance for accounts receivable in 2017 on a nuclear and environmental commercial contract.

2017 - Segment operating income in 2017 was $688 million, compared to $715 million in 2016. The decrease was primarily due to lower risk retirement on the delivered USS John P. Murtha (LPD 26), lower volume and risk retirement in the Virginia class (SSN 774) submarine program and Arleigh Burke class (DDG 51) destroyers, favorable changes in overhead costs in 2016, the receipt in 2016 of a local government incentive grant, and the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017, partially offset by higher risk retirement on Tripoli (LHA 7) and USS Portland (LPD 27), the resolution of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of the redelivered USS Abraham Lincoln (CVN 72), and improved performance in oil and gas services.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
FAS expense	$(91)	$(172)	$(161)	$81	47%	$(11)	(7)%
CAS cost	455	361	306	94	26%	55	18%
FAS/CAS Adjustment	$364	$189	$145	$175	93%	$44	30%
Non-operating retirement expense	$(74)	$16	$18	$(90)	(563)%	$(2)	(11)%
Operating FAS/CAS Adjustment	$290	$205	$163	$85	41%	$42	26%

2018 - The Operating FAS/CAS Adjustment in 2018 was a net benefit of $290 million, compared to a net benefit of $205 million in 2017. The favorable change was primarily driven by impacts of lower discount and interest rates.

2017 - The Operating FAS/CAS Adjustment in 2017 was a net benefit of $205 million, compared to a net benefit of $163 million in 2016. The favorable change was primarily driven by the finalization of Harmonization.

We expect the FAS/CAS Adjustment in 2019 to be a net benefit of approximately $159 million ($139 million FAS and $298 million CAS), primarily driven by the more immediate recognition of the 2018 asset loss under FAS and the more immediate recognition of higher interest rates under CAS.

We expect the Operating FAS/CAS Adjustment in 2019 to be a net benefit of approximately $147 million ($151 million FAS and $298 million CAS), primarily driven by the more immediate recognition of higher interest rates under CAS. The expected FAS/CAS Adjustment is subject to change during 2019, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with updated census data and other items later in the year.

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

2018 - Non-current state income tax expense in 2018 was $2 million, compared to $12 million in 2017. The decrease in non-current state income tax expense was driven by a decrease in deferred state income tax expense primarily attributable to changes in pension related adjustments.

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

Interest Expense

2018 - Interest expense in 2018 was $58 million, compared to $94 million in 2017. The decrease was primarily a result of a loss from the early extinguishment of debt in 2017 from refinancing our 5.000% senior notes due in 2021 with 3.483% senior notes due in 2027. See Note 14: Debt in Item 8.

2017 - Interest expense in 2017 was $94 million, compared to $74 million in 2016. The increase was primarily a result of a loss from the early extinguishment of debt in the fourth quarter of 2017. See Note 14: Debt in Item 8.

Non-Operating Retirement Benefit (Expense)

The non-operating retirement benefit (expense) includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

2018 - The favorable change in the non-operating retirement benefit (expense) of $90 million from 2017 to 2018 was primarily driven by favorable 2017 returns on plan assets.

2017 - The favorable change in the non-operating retirement benefit (expense) from 2016 to 2017 was $2 million.

Federal and Foreign Income Taxes

2018 - Our effective tax rate on earnings from continuing operations was 13.9% in 2018, compared to 38.0% in 2017. The decrease in our effective tax rate for 2018 is primarily attributable to the reduction in the federal corporate income tax rate and claims for higher research and development tax credits for prior tax years. In addition, the 2017 effective tax rate was impacted by the revaluation of the net deferred tax assets resulting from the decrease in the federal income tax rate included in the Tax Act.

2017 - Our effective tax rate on earnings from continuing operations was 38.0% in 2017, compared to 26.9% in 2016. The increase in our effective tax rate for 2017 was primarily attributable to the revaluation of net deferred tax assets resulting from the decrease in the federal tax rate included in the Tax Act and a decrease in the domestic manufacturing deduction primarily resulting from an increase in our 2018 expected discretionary pre-tax pension contributions. See Note 13: Income Taxes in Item 8.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,607	$2,420	$2,389	$187	8%	$31	1%
Newport News	4,722	4,164	4,089	558	13%	75	2%
Technical Solutions	988	952	691	36	4%	261	38%
Intersegment eliminations	(141)	(95)	(101)	(46)	(48)%	6	6%
Sales and service revenues	$8,176	$7,441	$7,068	$735	10%	$373	5%
Operating Income
Ingalls	$313	$313	$321	$—	—%	$(8)	(2)%
Newport News	318	354	386	(36)	(10)%	(32)	(8)%
Technical Solutions	32	21	8	11	52%	13	163%
Segment operating income	663	688	715	(25)	(4)%	(27)	(4)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	290	205	163	85	41%	42	26%
Non-current state income taxes	(2)	(12)	(2)	10	83%	(10)	(500)%
Operating income	$951	$881	$876	$70	8%	$5	1%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, such as the Operating FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to EAC that reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Ingalls

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,607	$2,420	$2,389	$187	8%	$31	1%
Segment operating income	313	313	321	—	—%	(8)	(2)%
As a percentage of segment sales	12.0%	12.9%	13.4%

Sales and Service Revenues

2018 - Ingalls revenues, including intersegment sales, increased $187 million, or 8%, in 2018 compared to 2017, primarily driven by higher revenues in amphibious assault ships, partially offset by lower revenues in surface combatants and the Legend class NSC program. Amphibious assault ships revenues increased as a result of higher volumes on Richard M. McCool Jr. (LPD 29), Bougainville (LHA 8), and Fort Lauderdale (LPD 28), partially offset by lower volumes on the delivered USS Portland (LPD 27) and Tripoli (LHA 7). Surface combatants revenues decreased due to lower volumes on the delivered USS Ralph Johnson (DDG 114), Lenah H. Sutcliffe Higbee (DDG 123), Paul Ignatius (DDG 117), and the delivered USS John Finn (DDG 113), partially offset by higher volumes on USS Fitzgerald (DDG 62) repair and restoration, Jack H. Lucas (DDG 125), and Ted Stevens (DDG 128). Revenues on the Legend class NSC program decreased due to lower volume on USCGC Kimball (NSC 7) and Midgett (NSC 8), as well as lower risk retirement across the NSC program, partially offset by higher volumes on Stone (NSC 9) and NSC 10 (unnamed).

2017 - Ingalls revenues, including intersegment sales, increased $31 million, or 1%, in 2017 compared to 2016, primarily driven by higher revenues in amphibious assault ships, partially offset by lower revenues in surface combatants and the Legend class NSC program. Amphibious assault ships revenues increased as a result of higher volumes on Bougainville (LHA 8) and Fort Lauderdale (LPD 28), partially offset by lower volume on the delivered USS John P. Murtha (LPD 26) and USS Portland (LPD 27). Surface combatants revenues decreased due to lower volumes on the delivered USS John Finn (DDG 113), Ralph Johnson (DDG 114), Frank E. Petersen Jr. (DDG 121), Paul Ignatius (DDG 117), and Delbert D. Black (DDG 119), partially offset by higher volumes on Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), and the extended selected restricted availability contract for USS Ramage (DDG 61). Revenues on the Legend class NSC program decreased due to lower volume on the delivered USCGC Munro (NSC 6), partially offset by higher volumes on Stone (NSC 9) and Midgett (NSC 8).

Segment Operating Income

2018 - Ingalls operating income remained stable from 2017 to 2018 at $313 million, as recoveries related to a settlement agreement, higher risk retirement on Arleigh Burke class (DDG 51) destroyers, and the higher volumes described above were offset by lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program.

2017 - Ingalls operating income in 2017 was $313 million, compared to income of $321 million in 2016. The decrease was primarily due to lower risk retirement on the delivered USS John P. Murtha (LPD 26) and Arleigh Burke class (DDG 51) destroyers, partially offset by higher risk retirement on Tripoli (LHA 7) and USS Portland (LPD 27).

Newport News

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
Sales and service revenues	$4,722	$4,164	$4,089	$558	13%	$75	2%
Segment operating income	318	354	386	(36)	(10)%	(32)	(8)%
As a percentage of segment sales	6.7%	8.5%	9.4%

Sales and Service Revenues

2018 - Newport News revenues, including intersegment sales, increased $558 million, or 13%, in 2018 compared to 2017, primarily driven by higher revenues in aircraft carriers and naval nuclear support services, partially offset by lower revenues in submarines. Aircraft carriers revenues increased primarily as a result of higher volumes on the execution contract for the RCOH of USS George Washington (CVN 73) and the advance planning contract for Enterprise (CVN 80), partially offset by lower volumes on the inactivation of the decommissioned aircraft carrier Enterprise (CVN 65) and the execution contract for the RCOH of the redelivered USS Abraham Lincoln (CVN 72). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services. Submarines revenues related to the Virginia class (SSN 774) submarine program decreased due to lower volumes and performance on Block III boats, partially offset by higher volumes on Block IV and Block V boats.

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

Segment Operating Income

2018 - Newport News operating income in 2018 was $318 million, compared to income of $354 million in 2017. The decrease was primarily due to lower performance in the Virginia class (SSN 774) submarine program, including Delaware (SSN 791) and Montana (SSN 794), the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), as well as one time employee bonus payments in 2018 related to the Tax Act, partially offset by favorable changes in workers' compensation expense and the increased volume described above.

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

Technical Solutions

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
Sales and service revenues	$988	$952	$691	$36	4%	$261	38%
Segment operating income	32	21	8	11	52%	13	163%
As a percentage of segment sales	3.2%	2.2%	1.2%

Sales and Service Revenues

2018 - Technical Solutions revenues, including intersegment sales, for the year ended December 31, 2018, increased $36 million, or 4%, compared to 2017, primarily due to higher revenues in oil and gas services and MDIS services, partially offset by lower nuclear and environmental and fleet support revenues.

2017 - Technical Solutions revenues, including intersegment sales, for the year ended December 31, 2017, increased $261 million, or 38%, compared to 2016, primarily due to higher volume in MDIS services following the

December 2016 acquisition of Camber and higher volumes in fleet support and oil and gas services, partially offset by lower nuclear and environmental volumes due to the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract.

Segment Operating Income

2018 - Operating income in the Technical Solutions segment for the year ended December 31, 2018, was $32 million, compared to operating income of $21 million in 2017. The increase was primarily due to an allowance for accounts receivable in 2017 on a nuclear and environmental commercial contract and higher income from operating investments at our nuclear and environmental joint ventures, partially offset by one time employee bonus payments in 2018 related to the Tax Act and lower performance in fleet support services.

2017 - Operating income in the Technical Solutions segment for the year ended December 31, 2017, was $21 million, compared to operating income of $8 million in 2016. The increase was primarily due to improved performance in oil and gas services and higher volume in MDIS services following the December 2016 acquisition of Camber, partially offset by the establishment of an allowance for accounts receivable on a nuclear and environmental commercial contract in 2017 and the resolution in 2016 of outstanding contract changes on a nuclear and environmental commercial contract.

BACKLOG

Total backlog as of December 31, 2018, was approximately $23 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$9,943	$1,422	$11,365	$5,920	$2,071	$7,991
Newport News	6,767	4,144	10,911	6,976	5,608	12,584
Technical Solutions	339	380	719	478	314	792
Total backlog	$17,049	$5,946	$22,995	$13,374	$7,993	$21,367

We expect approximately 30% of the $23 billion total backlog as of December 31, 2018, to be converted into sales in 2019. U.S. Government orders comprised substantially all of the backlog as of December 31, 2018 and 2017.

Awards

2018 - The value of new contract awards during the year ended December 31, 2018, was approximately $9.8 billion. Significant new awards during the period included contracts for the construction of three Arleigh Burke class (DDG 51) destroyers, for the detail design and construction of Richard M. McCool Jr. (LPD 29), for procurement of long-lead-time material for Enterprise (CVN 80), and for the construction of NSC 10 (unnamed) and NSC 11 (unnamed).

In addition, we received awards in 2019 valued at $15.2 billion for detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and CVN 81 (unnamed).

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

The following table summarizes key components of cash flow provided by operating activities:

	Year Ended December 31			2018 over 2017		2017 over 2016
($ in millions)	2018	2017	2016	Dollars	Percent	Dollars	Percent
Net earnings	$836	$479	$573	$357	75%	$(94)	(16)%
Depreciation and amortization	207	211	191	(4)	(2)%	20	10%
Provision for doubtful accounts	(4)	10	—	(14)	(140)%	10	—%
Stock-based compensation	36	34	36	2	6%	(2)	(6)%
Deferred income taxes	10	184	85	(174)	(95)%	99	116%
Retiree benefit funding in excess of expense	(454)	(163)	(44)	(291)	(179)%	(119)	(270)%
Loss on early extinguishment of debt	—	22	—	(22)	(100)%	22	—%
Trade working capital decrease (increase)	283	37	(19)	246	665%	56	295%
Net cash provided by operating activities	$914	$814	$822	$100	12%	$(8)	(1)%

Cash Flows

We discuss below our major operating, investing, and financing activities for each of the three years in the period ended December 31, 2018, as classified in our consolidated statements of cash flows.

Operating Activities

2018 - Cash provided by operating activities was $914 million in 2018, compared to $814 million in 2017. The increase of $100 million in operating cash flow was primarily due to a change in trade working capital and lower income tax payments, partially offset by increased funding of retiree benefit plans. The change in trade working capital was primarily driven by the timing of payments of accounts payable.

We expect cash generated from operations in 2019, in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

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

Investing Activities

2018 - Cash used in investing activities was $476 million in 2018, an increase of $127 million from 2017. The change in investing cash flow was driven by the acquisition of G2, Inc., higher capital expenditures, and investments in nuclear and environmental joint ventures in 2018, partially offset by the proceeds from the sale of Avondale.

For 2019, we expect our capital expenditures for maintenance and sustainment to be approximately 1.5% to 2.0% of annual revenues and our discretionary capital expenditures to be approximately 3.5% to 4.0% of annual revenues.

2017 - Cash used in investing activities was $349 million in 2017, a decrease of $304 million from 2016. The change in investing cash flow was driven by the acquisition of Camber in 2016, partially offset by higher capital expenditures in 2017.

Financing Activities

2018 - Cash used in financing activities in 2018 was $899 million, compared to $484 million used in 2017. The change was primarily due to increases of $456 million of common stock repurchases and $17 million of cash dividend payments, partially offset by decreases of $31 million in employee tax withholdings on share-based payment arrangements and $27 million of debt related expenditures.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2018	2017	2016
Net cash provided by (used in) operating activities	$914	$814	$822
Less capital expenditures:
Capital expenditure additions	(463)	(382)	(285)
Grant proceeds for capital expenditures	61	21	—
Free cash flow	$512	$453	$537

2018 - Free cash flow increased $59 million from 2017, primarily due to a change in trade working capital and lower income tax payments, partially offset by increased funding of retiree benefit plans and higher capital expenditures.

2017 - Free cash flow decreased $84 million from 2016, primarily due to increased funding of retiree benefit plans, higher capital expenditures, and a change in trade working capital.

Retirement Related Benefit Plan Contributions

ERISA, including amendments under pension relief, defines the minimum amount that must be contributed to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the plans' funded statuses. We made the following minimum and discretionary contributions to our pension and other postretirement plans in the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31
($ in millions)	2018	2017	2016
Pension plans
Discretionary
Qualified	$508	$294	$167
Non-qualified	8	7	6
Other benefit plans	30	34	32
Total contributions	$546	$335	$205

We made discretionary contributions to our qualified defined benefit pension plans totaling $508 million, $294 million, and $167 million in the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018 and 2017, our qualified pension plans were funded 90% and 89%, respectively, on a FAS basis. As of December 31, 2018 and 2017, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to calculate the respective obligations. We expect our 2019 cash contributions to our qualified defined benefit pension plans to be $21 million, all of which we anticipate will be discretionary and which are exclusive of CAS cost recoveries in our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

Other postretirement benefit contributions were $30 million, $34 million, and $32 million in 2018, 2017, and 2016, respectively. We expect our 2019 contributions to our other postretirement benefit plans to be approximately $33 million, which are exclusive of CAS cost recoveries in our contracts. Contributions for postretirement benefits are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In November 2018, our board of directors authorized an increase in our quarterly cash dividend to $0.86 per share. The board previously increased the quarterly cash dividend to $0.72 per share in November 2017 and $0.60 per share in November 2016. We paid cash dividends totaling $132 million ($3.02 per share), $115 million ($2.52 per share), and $98 million ($2.10 per share) in the years ended December 31, 2018, 2017, and 2016, respectively.

In November 2017, our board of directors authorized an increase in our stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program from October 31, 2019, to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2018, we repurchased 3,620,916 shares at an aggregate cost of $788 million, of which $48 million was not yet settled for cash as of December 31, 2018. For the years ended December 31, 2017 and 2016, we repurchased 1,417,808 and 1,266,192 shares, respectively, at aggregate costs of $288 million and $192 million, respectively, of which $2 million for the year ended December 31, 2017, was not yet settled for cash as of December 31, 2017.

Additional Capital - In December 2017, we issued $600 million aggregate principal amount of 3.483% senior notes due December 2027, the net proceeds of which were used to repurchase our 5.000% senior notes due in 2021. In November 2015, we issued $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025, the net proceeds of which were used to repurchase our 7.125% senior notes due in 2021. Interest on our senior notes is payable semi-annually.

In November 2017, we terminated our Second Amended and Restated Credit Agreement with third-party lenders and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon our credit rating, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on our leverage ratio. The commitment fee rate as of December 31, 2018 was 0.25% and may vary between 0.20% and 0.30%.

We were in compliance with all debt-related covenants as of and during the year ended December 31, 2018. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

CONTRACTUAL OBLIGATIONS

As of December 31, 2018, our total outstanding long-term debt was $1,283 million, consisting of senior notes and other third-party debt. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. In connection with the spin-off from Northrop Grumman, we also entered into a Tax Matters Agreement with Northrop Grumman (the "Tax Matters Agreement"), which governs the respective rights, responsibilities, and obligations of Northrop Grumman and us after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding U.S. federal, state, local, and foreign income taxes, other taxes, and related tax returns. As of December 31, 2017, we were due $8 million from Northrop Grumman under spin-off related agreements, including the Tax Matters Agreement. For the year ended December 31, 2018, we received the $8 million from Northrop Grumman.

The following table presents our contractual obligations as of December 31, 2018, and the estimated timing of related future cash payments:

($ in millions)	Total	2019	2020 - 2021	2022 - 2023	2024 and beyond
Long-term debt	$1,305	$—	$—	$—	$1,305
Interest payments on long-term debt	49	8	17	17	7
Operating leases	196	41	66	33	56
Purchase obligations (1)	3,684	1,986	1,327	320	51
Other long-term liabilities (2)	841	114	135	106	486
Total contractual obligations	$6,075	$2,149	$1,545	$476	$1,905

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

(2)
Other long-term liabilities primarily consist of total accrued workers' compensation reserves, deferred compensation, and other miscellaneous liabilities, of which $225 million is the current portion of workers' compensation liabilities. It excludes obligations for uncertain tax positions of $26 million, including penalties and interest, for which the timing of the payments, if any, cannot be reasonably estimated.

The preceding table excludes retirement related contributions. Amounts for retirement related contributions depend on plan provisions, actuarial assumptions, actual plan asset performance, and other factors described above under Retirement Related Benefit Plans under Critical Accounting Policies, Estimates and Judgments and under Liquidity and Capital Resources.

Further details regarding long-term debt and operating leases can be found in Note 14: Debt and Note 16: Commitments and Contingencies in Item 8.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2018, $16 million in standby letters of credit were issued but undrawn and $275 million of surety bonds were outstanding.

As of December 31, 2018, we had no other significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 2: Summary of Significant Accounting Policies and Note 16: Commitments and Contingencies in Item 8.

GLOSSARY OF PROGRAMS

Included below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

Program Name	Program Description

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We delivered USS America (LHA 6) in April 2014, Tripoli (LHA 7) is scheduled for delivery in 2019, and we are currently constructing Bougainville (LHA 8).

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered USS John Finn (DDG 113), and in 2017 we delivered Ralph Johnson (DDG 114). We are constructing five Arleigh Burke class (DDG 51) destroyers: Paul Ignatius (DDG 117), Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125).

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS Abraham Lincoln (CVN 72) was redelivered to the U.S. Navy in the second quarter of 2017 and USS George Washington (CVN 73) arrived at Newport News for the start of its RCOH in August 2017.

Columbia class (SSBN 826) submarines
Newport News is participating in designing the Columbia class submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines, which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines. The Columbia class program plan of record is to construct 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DOD signed the acquisition decision memorandum approving the Columbia class program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. We have been awarded contracts from Electric Boat to begin integrated product and process development and provide long-lead-time material and advance construction for the Columbia class (SSBN 826) program. Construction of the first Columbia class (SSBN 826) submarine is expected to begin in 2021.

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

USS Gerald R. Ford class (CVN 78) aircraft carriers
Design and construction for the Ford class program, which is the aircraft carrier replacement program for the decommissioned Enterprise (CVN 65) and Nimitz class (CVN 68) aircraft carriers. USS Gerald R. Ford (CVN 78), the first ship of the Ford class, was delivered to the U.S. Navy in the second quarter of 2017. In June 2015, we were awarded a contract for the detail design and construction of John F. Kennedy (CVN 79), following several years of engineering, advance construction, and purchase of long-lead time components and material. In addition, we have received awards for detail design and construction of Enterprise (CVN 80) and CVN 81 (unnamed). This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

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

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The plan is for a total of 11 ships, of which the first six ships have been delivered. Kimball (NSC 7), Midgett (NSC 8), and Stone (NSC 9) are currently under construction.

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

Interest Rates - Our financial instruments potentially subject to interest rate risk include floating rate borrowings under our Credit Facility. Our $1,250 million revolving facility under our Credit Facility was undrawn as of December 31, 2018.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of December 31, 2018, the fair values of our outstanding foreign currency forward contracts were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 14, 2019
We have served as the Company's auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 14, 2019

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2018	2017	2016
Sales and service revenues
Product sales	$6,023	$5,573	$5,631
Service revenues	2,153	1,868	1,437
Sales and service revenues	8,176	7,441	7,068
Cost of sales and service revenues
Cost of product sales	4,627	4,277	4,237
Cost of service revenues	1,758	1,536	1,208
Income from operating investments, net	17	12	6
Other income and gains	14	—	15
General and administrative expenses	871	759	768
Operating income	951	881	876
Other income (expense)
Interest expense	(58)	(94)	(74)
Non-operating retirement benefit (expense)	74	(16)	(18)
Other, net	4	1	—
Earnings before income taxes	971	772	784
Federal and foreign income taxes	135	293	211
Net earnings	$836	$479	$573

Basic earnings per share	$19.09	$10.48	$12.24
Weighted-average common shares outstanding	43.8	45.7	46.8

Diluted earnings per share	$19.09	$10.46	$12.14
Weighted-average diluted shares outstanding	43.8	45.8	47.2

Net earnings from above	$836	$479	$573
Other comprehensive income (loss)
Change in unamortized benefit plan costs	(232)	59	(172)
Other	(2)	14	(1)
Tax benefit (expense) for items of other comprehensive income	59	(22)	67
Other comprehensive income (loss), net of tax	(175)	51	(106)
Comprehensive income	$661	$530	$467

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2018	2017
Assets
Current Assets
Cash and cash equivalents	$240	$701
Accounts receivable, net of allowance for doubtful accounts of $9 million as of 2018 and $13 million as of 2017	252	429
Contract assets	1,003	759
Inventoried costs, net	128	183
Prepaid expenses and other current assets	122	123
Total current assets	1,745	2,195
Property, Plant, and Equipment
Land and land improvements	321	292
Buildings and leasehold improvements	2,043	1,923
Machinery and other equipment	1,771	1,559
Capitalized software costs	211	211
	4,346	3,985
Accumulated depreciation and amortization	(1,829)	(1,770)
Property, plant, and equipment, net	2,517	2,215
Other Assets
Goodwill	1,263	1,217
Other intangible assets, net of accumulated amortization of $564 million as of 2018 and $528 million as of 2017	492	508
Long-term deferred tax assets	163	114
Miscellaneous other assets	203	125
Total other assets	2,121	1,964
Total assets	$6,383	$6,374

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2018	2017
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$562	$375
Accrued employees’ compensation	248	245
Current portion of postretirement plan liabilities	131	139
Current portion of workers’ compensation liabilities	225	250
Contract liabilities	331	146
Other current liabilities	332	236
Total current liabilities	1,829	1,391
Long-term debt	1,283	1,279
Pension plan liabilities	764	922
Other postretirement plan liabilities	348	414
Workers’ compensation liabilities	454	509
Other long-term liabilities	189	101
Total liabilities	4,867	4,616
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.1 million issued and 41.9 million outstanding as of December 31, 2018, and 53.0 million issued and 45.1 million outstanding as of December 31, 2017	1	1
Additional paid-in capital	1,954	1,942
Retained earnings	2,609	1,687
Treasury stock	(1,760)	(972)
Accumulated other comprehensive loss	(1,288)	(900)
Total stockholders’ equity	1,516	1,758
Total liabilities and stockholders’ equity	$6,383	$6,374

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2018	2017	2016
Operating Activities
Net earnings	$836	$479	$573
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	167	165	163
Amortization of purchased intangibles	36	40	23
Amortization of debt issuance costs	4	6	5
Provision for doubtful accounts	(4)	10	—
Stock-based compensation	36	34	36
Deferred income taxes	10	184	85
Loss on early extinguishment of debt	—	22	—
Change in
Accounts receivable	195	(126)	(16)
Contract assets	(242)	91	(6)
Inventoried costs	40	18	75
Prepaid expenses and other assets	(40)	(52)	(17)
Accounts payable and accruals	335	102	(41)
Retiree benefits	(454)	(163)	(44)
Other non-cash transactions, net	(5)	4	(14)
Net cash provided by operating activities	914	814	822
Investing Activities
Capital expenditures
Capital expenditure additions	(463)	(382)	(285)
Grant proceeds for capital expenditures	61	21	—
Acquisitions of businesses, net of cash received	(77)	3	(372)
Investment in affiliates	(10)	—	—
Proceeds from disposition of assets	13	9	4
Net cash used in investing activities	(476)	(349)	(653)
Financing Activities
Proceeds from issuance of long-term debt	—	600	—
Repayment of long-term debt	—	(600)	—
Proceeds from line of credit borrowings	95	—	—
Repayment of line of credit borrowings	(95)	—	—
Debt issuance costs	—	(12)	—
Premiums and fees related to early extinguishment of debt	—	(15)	—
Dividends paid	(132)	(115)	(98)
Repurchases of common stock	(742)	(286)	(194)
Employee taxes on certain share-based payment arrangements	(25)	(56)	(51)
Net cash used in financing activities	(899)	(484)	(343)
Change in cash and cash equivalents	(461)	(19)	(174)
Cash and cash equivalents, beginning of period	701	720	894
Cash and cash equivalents, end of period	$240	$701	$720
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$142	$223	$229
Cash paid for interest	$62	$72	$71
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$55	$33	$24
Accrued repurchases of common stock	$48	$2	$—
Capital assets received from government grants	$—	$—	$30

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2015	$1	$1,978	$848	$(492)	$(845)	$1,490
Net earnings	—	—	573	—	—	573
Dividends declared ($2.10 per share)	—	—	(98)	—	—	(98)
Additional paid-in capital	—	(14)	—	—	—	(14)
Other comprehensive loss, net of tax	—	—	—	—	(106)	(106)
Treasury stock activity	—	—	—	(192)	—	(192)
Balance as of December 31, 2016	1	1,964	1,323	(684)	(951)	1,653
Net earnings	—	—	479	—	—	479
Dividends declared ($2.52 per share)	—	—	(115)	—	—	(115)
Additional paid-in capital	—	(22)	—	—	—	(22)
Other comprehensive income, net of tax	—	—	—	—	51	51
Treasury stock activity	—	—	—	(288)	—	(288)
Balance as of December 31, 2017	1	1,942	1,687	(972)	(900)	1,758
Net earnings	—	—	836	—	—	836
Dividends declared ($3.02 per share)	—	—	(132)	—	—	(132)
Additional paid-in capital	—	12	—	—	—	12
Other comprehensive income, net of tax	—	—	—	—	(175)	(175)
Treasury stock activity	—	—	—	(788)	—	(788)
Effect of accounting standards update 2014-09	—	—	5	—	—	5
Effect of accounting standards update 2016-01	—	—	11	—	(11)	—
Effect of accounting standards update 2018-02	—	—	202	—	(202)	—
Balance as of December 31, 2018	$1	$1,954	$2,609	$(1,760)	$(1,288)	$1,516

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

In August 2011, the Budget Control Act established limits on U.S. Government discretionary spending, and provided for potential sequestration cuts to defense spending and non-defense discretionary spending. The Bipartisan Budget Act of 2018 (the "BBA 2018") provided sequestration relief for fiscal years 2018 and 2019. Sequestration remains in effect for fiscal years 2020 and 2021 and could result in significant decreases in DoD spending that could negatively impact the Company's consolidated financial position, results of operations, or cash flows, as well as its estimated recovery of goodwill and other long-lived assets.

Revenue Recognition - Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments. Prior to January 1, 2018, the Company recognized revenue in accordance with Accounting Standards Codification Topic 605-35 Construction-Type and Production-Type Contracts utilizing the cost-to-cost measure of the percentage-of-completion method of accounting, primarily based upon total costs incurred, with incentive fees included in sales when the amounts could be reasonably determined and estimated. Amounts representing change orders, claims, requests for equitable adjustment, or limitations of funding were included in sales only when they could be reliably estimated and realization was probable. For services contracts not associated with the design, development, manufacture, or modification of complex equipment, revenues were recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Costs related to these contracts were expensed as incurred. For additional information on the new standard and the impact to the Company's results of operations, refer to Note 3: Accounting Standards Updates.

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

When the customer is not a U.S. Government entity, the Company may recognize revenue over time or at a point in time when control transfers upon delivery, depending upon the facts and circumstances of the related arrangement. When the Company determines that revenue should be recognized over time, the Company utilizes a measure of progress that best depicts the transfer of control of the relevant goods and services to the customer. Generally, the terms and conditions of the contracts result in a transfer of control over the related goods and services as the Company satisfies its performance obligations. Accordingly, the Company recognizes revenue over time using the cost-to-cost method to measure performance progress. The Company may, however, utilize a measure of progress other than cost-to-cost, such as a labor-based measure of progress, if the terms and conditions of the arrangement require such accounting.

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

In addition, for time and material arrangements, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company invoices, which corresponds with the value provided to the customer and to which the Company is entitled to payment for performance to date.

A performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account for which revenue is recognized. To determine the proper revenue recognition method, consideration is given to whether two or more contracts should be combined and accounted for as one contract and whether a single contract consists of more than one performance obligation. For contracts with multiple performance obligations, the contract transaction price is allocated to each performance obligation using an estimate of the standalone selling price based upon expected cost plus a margin at contract inception, which is generally the price disclosed in the contract. Contracts are often modified to account for changes in contract specifications and requirements. In the majority of circumstances, modifications do not result in additional performance obligations that are distinct from the existing performance obligations in the contract, and the effects of the modifications are recognized as an adjustment to revenue on a cumulative catch-up basis. Alternatively, in instances in which the performance obligations in the modifications are deemed distinct, contract modifications are accounted for prospectively.

The amount of revenue recognized as the Company satisfies performance obligations associated with contracts with customers is based upon the determination of transaction price. Transaction price reflects the amount of consideration to which the Company expects to be entitled for performance under the terms and conditions of the relevant contract and may reflect fixed and variable components, including shareline incentive fees whereby the value of the contract is variable based upon the amount of costs incurred, as well as other incentive fees based upon achievement of contractual schedule commitments or other specified criteria in the contract. Shareline incentive fees are determined based upon the formula under the relevant contract using the Company’s estimated cost to complete for each period. The Company generally utilizes a most likely amount approach to estimate variable consideration. In all such instances, the estimated revenues represent those amounts for which the Company believes a significant reversal of revenue is not probable.

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

Changes in estimates of sales, costs, and profits on a performance obligation are recognized using the cumulative catch-up method of accounting, which recognizes in the current period the cumulative effect of the changes in current and prior periods. A significant change in an estimate on one or more contracts in a period could have a material effect on the Company's consolidated financial position or results of operations for that period.

When estimates of total costs to be incurred exceed estimates of total revenue to be earned on a performance obligation related to a complex, construction-type contract, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Accounts Receivable - Accounts receivable include amounts related to any unconditional Company right to receive consideration and are presented as receivables in the condensed consolidated statement of financial position, separate from other contract balances. Accounts receivable are comprised of amounts billed and currently due from customers. The Company reports accounts receivable net of an allowance for doubtful accounts. Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

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

Inventoried Costs - Inventoried costs primarily relate to company owned raw materials, which are stated at the lower of cost or net realizable value, generally using the average cost method, and costs capitalized pursuant to applicable provisions of the Federal Acquisition Regulation ("FAR") and U.S. Cost Accounting Standards ("CAS"). Under the Company's U.S. Government contracts, the customer asserts title to, or a security interest in, inventories related to such contracts as a result of contract advances, performance-based payments, and progress payments. In accordance with industry practice, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

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

For the years ended December 31, 2018 and 2017, the Company recognized cash grant benefits of $61 million and $21 million, respectively, in other long-term liabilities in the consolidated statements of financial position. For the year ended December 31, 2016, the Company recognized grant benefits of approximately $30 million in depreciable assets and approximately $15 million in other income and gains within the consolidated statements of operations and comprehensive income, and recognized approximately $15 million in grant benefits in other long-term liabilities in the consolidated statements of financial position.

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

General and administrative expenses also include certain other costs that do not affect segment operating income, primarily non-current state income taxes. Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in state uncertain tax positions in the relevant period.

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $25 million, $17 million, and $19 million for the years ended December 31, 2018, 2017, and 2016, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Environmental Costs - Environmental liabilities are accrued when the Company determines remediation costs are probable and such costs are reasonably estimable. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are not material. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of December 31, 2018 and 2017, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $109 million and $94 million as of December 31, 2018 and 2017, respectively, and are presented within miscellaneous other assets within the consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Foreign Currency Translation - The Company's international subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenues and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the periods in which the items occur. The cumulative foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income (expense) in the consolidated statements of operations and comprehensive income. Such amounts are not material.
Asset Retirement Obligations - Environmental remediation and/or asset decommissioning may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities or other long-term liabilities as appropriate, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and lease restoration obligations. Asset retirement obligations for which the liability's fair value can be reasonably estimated were immaterial as of December 31, 2018 and 2017.

The Company also has known conditional asset retirement obligations related to assets currently in use, including certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2018, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. A liability for these obligations is recorded in the period in which sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

Income Taxes - Income tax expense and other related information are based on the prevailing statutory rates for U.S. federal income taxes and the composite state income tax rate for the Company for each period presented. Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in state uncertain tax positions in the relevant period. These amounts are recorded within operating income, while the current period state income tax expense, which is generally allowable and allocable to contracts, is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes and for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. As a result of the reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018, under the Tax Cuts and Jobs Act (the "Tax Act"), the Company revalued its net deferred tax assets. See Note 13: Income Taxes in Item 8.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances of $12 million were deemed necessary as of each of December 31, 2018 and 2017.

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

Property, Plant, and Equipment - Depreciable properties owned by the Company are recorded at cost and depreciated over the estimated useful lives of individual assets. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed. Costs incurred for computer software developed or purchased for internal use are capitalized and amortized over the expected useful life of the software, not to exceed nine years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

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

Equity Method Investments - Investments in which the Company has the ability to exercise significant influence over the investee but does not own a majority interest or otherwise control are accounted for under the equity method of accounting and included in other assets in its consolidated statements of financial position. The Company's equity investments align strategically and are integrated with the Company's operations. Accordingly, the Company's share of the net earnings or losses of the investee is included in operating income. The Company evaluates its equity investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amounts of such investments may not be fully recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

Self-Insured Workers' Compensation Plan - The operations of the Company are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans and participates in federally administered second injury workers' compensation funds. The Company estimates the liability for claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 2.89% and 2.35% as of December 31, 2018 and 2017, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $845 million and $925 million as of December 31, 2018 and 2017, respectively.

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

Restructuring - Restructuring related accruals are reviewed and adjusted when circumstances require such a change. Accruals for restructuring activities include estimates primarily related to facility consolidations and closures, asset retirement obligations, long-lived asset write-downs, employment reductions, and contract termination costs. There are no restructuring accruals or activity as of and for the years ended December 31, 2018, 2017 and 2016.

Loan Receivable - The Company holds a loan receivable in connection with a seller financed transaction involving its previously owned Avondale Shipyard facility. The receivable is carried at amortized cost in the amount of $38 million, net of a $10 million loan discount, which approximates fair value and is recorded in miscellaneous other assets on the consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

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

The expected return on plan assets component of retirement related costs is used to calculate net periodic expense. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on assets is based on the fair value of plan assets at the beginning of the year. The costs of plan amendments that provide benefits already earned by plan participants (prior service costs and credits) are deferred in accumulated other comprehensive loss and amortized over the expected future service period of active participants as of the date of amendment. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive loss. This unrecognized amount is amortized to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated remaining service life of the plan participants.

The Company recognizes the funded status of each retirement related benefit plan as an asset or liability in its consolidated statements of financial position. The funded status represents the difference between the plan's benefit obligation and the fair value of the plan's assets. Unrecognized deferred amounts, such as demographic or asset gains or losses and the impacts of plan amendments, are included in accumulated other comprehensive loss and amortized as described above.

Stock Compensation - Stock-based compensation value is determined based on the closing market price of the Company's common stock on grant date, and the expense is recognized over the vesting period. At each reporting date, the number of shares is adjusted to equal the number ultimately expected to vest based on the Company's expectations regarding the relevant performance and service criteria.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. As of December 31, 2017, the Company was due $8 million from Northrop Grumman under spin-off related agreements. For the year ended December 31, 2018, the Company received the $8 million from Northrop Grumman. As of December 31, 2018 and 2017, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

3. ACCOUNTING STANDARDS UPDATES

Effective January 1, 2018, the Company adopted the requirements of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," and related amendments, which provide a single revenue recognition model under which the Company should recognize revenue to portray the transfer of promised goods or services in a manner reflective of the consideration the Company is entitled to receive in exchange for those goods or services. The Company used the modified retrospective method and related practical expedient in its application of the new standard to those contracts that were not completed as of January 1, 2018, and reflected the cumulative effect of changes in the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018, were presented under Topic 606, while prior period amounts were not adjusted and were reported in accordance with the Company's historic accounting practices under Topic 605.

The adoption of Topic 606 did not have a significant impact on the Company's condensed consolidated financial statements, contracting and accounting processes, internal controls, or information technology systems. For the consolidated statements of operations and comprehensive income, the new standard supports the recognition of revenue over time under the cost-to-cost input method, which is consistent with the Company’s previous revenue recognition model for a substantial majority of its contracts. The most significant impact of the new standard was the modification and expansion of the Company’s disclosures as they relate to revenues and contract balances. Pre-contract fulfillment costs requiring capitalization are not material.

On the Company’s consolidated statements of financial position, contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The application of the new standard is materially consistent with the Company’s previous accounting policies related to contract balances. In accordance with the new standard, unbilled accounts receivable were reclassified as contract assets and advance payments and billings in excess of revenue were reclassified as contract liabilities as of December 31, 2018 and 2017, none of which resulted in a change to total current assets or total current liabilities. As part of the transition, the Company also classified in contract assets approximately $64 million of retention amounts arising from contractual provisions, since the right to collect is based on certain conditions other than the passage of time. These retention amounts were previously reported within billed accounts receivable. Under Topic 605, the Company included warranty costs specified in a contract as contract costs. Under Topic 606, assurance-type warranty costs are not deemed to be part of a performance obligation and, therefore, are included within warranty liabilities, which are not material.

The adoption of Topic 606 resulted in a cumulative increase to retained earnings of $5 million, net of $1 million tax expense, as of January 1, 2018, driven by changes in contract assets and warranty liabilities. For the year ended December 31, 2018, each of product sales, operating income, and net earnings increased by less than $1 million and diluted earnings per share increased by $0.01, due to the adoption of Topic 606.

In January 2016, the FASB issued ASU 2016‑01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," relating to the recognition and measurement of financial assets and liabilities, with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value, with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive loss. The Company adopted this amended guidance on January 1, 2018, using a modified retrospective transition approach, which did not have a significant impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which establishes a right-of-use model that requires a lessee to record the right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Additional qualitative and quantitative disclosures are required. Prior to the FASB issuing ASU 2018-11 “Leases”, entities were required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the comparative periods presented in the financial statements would continue to comply with current GAAP.
The Company has completed its assessment of leasing arrangements and service contracts and the related impacts to its business processes, internal controls, and financial statements. The Company adopted the new standard effective January 1, 2019, using the optional transition method permitted by ASU 2018-11. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows it to carry forward historical lease classifications. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company's election of the hindsight practical expedient resulted in lengthening lease terms for certain existing leases. The Company also made an accounting policy election not to record a right-of-use asset or lease liability related to leases with an initial term of 12 months or less. The Company recognizes those lease payments in the consolidated statements of operations and comprehensive income on a straight-line basis over the lease term. The estimated impact upon adoption was an increase to right-of-use assets and lease liabilities of between $200 million and $220 million with no material impact to the opening balance of retained earnings.

In January 2018, the FASB issued ASU 2018-01 Leases, “Land Easement Practical Expedient,” which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease as part of the adoption of ASU 2016-02 issued in February 2016. Accordingly, the Company’s accounting treatment of any existing land easement arrangements did not change. The Company adopted this standard update concurrently with ASU 2016-02.

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

The Company adopted ASU 2017-07 on January 1, 2018, using the retrospective method, which changed the FAS/CAS Adjustment within operating income, offset by a corresponding change in other income (expense), as a result of reclassifying interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects of net periodic benefit expense. Additionally, the remaining FAS/CAS Adjustment within operating income was reclassified from general and administrative expenses to cost of product sales and service revenues. The adoption of ASU 2017-07 did not have a material impact on the Company's condensed consolidated statements of financial position, cash flows, accounting processes, or internal controls.

The following table is a schedule of the impact of adoption of ASU 2017-07 for the years ended December 31, 2017 and 2016. The Company has reclassified the following line items on its previously issued consolidated financial statements to conform to the current year presentation.

	As Previously Reported		As Revised
	Year Ended December 31		Year Ended December 31
($ in millions)	2017	2016	2017	2016
Sales and service revenues
Product sales	$5,573	$5,631	$5,573	$5,631
Service revenues	1,868	1,437	1,868	1,437
Sales and service revenues	7,441	7,068	7,441	7,068
Cost of sales and service revenues
Cost of product sales	4,444	4,380	4,277	4,237
Cost of service revenues	1,574	1,228	1,536	1,208
Income from operating investments, net	12	6	12	6
Other income and gains	—	15	—	15
General and administrative expenses	570	623	759	768
Goodwill impairment	—	—	—	—
Operating income	865	858	881	876
Other income (expense)
Interest expense	(94)	(74)	(94)	(74)
Non-operating retirement expense	—	—	(16)	(18)
Other, net	1	—	1	—
Earnings before income taxes	772	784	772	784
Federal and foreign income taxes	293	211	293	211
Net earnings	$479	$573	$479	$573

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for the reclassification from accumulated other comprehensive loss to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). This update was effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption was permitted. Effective January 1, 2018, the Company early adopted the amendments in this update and, accordingly, reclassified the income tax effects of the Tax Act from accumulated other comprehensive loss to retained earnings. See Note 13: Income Taxes, for further disclosure.

In June 2018, the FASB issued ASU 2018-08, “Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made,” which assists entities in evaluating the nature and accounting treatment of contributions received. The update applies to all entities that receive contributions of cash or other assets, but does not apply to transfers of assets from government entities to business entities. This standard is effective for annual reporting periods beginning after December 15, 2018. The update should be applied on a modified prospective basis. The Company is currently evaluating the impact of ASU 2018-08 on its consolidated financial statements and disclosures, accounting processes, or internal controls related to periodic government grants received as reimbursements of costs or related to depreciable assets.

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

In August 2018, the SEC issued a final rule that amends certain disclosure requirements it considers redundant, outdated, or superseded, including disclosures related to ratio of fixed charges, changes in stockholders' equity, dividends, and market price information. The final rule became effective in November 2018. The final rule did not have a significant impact on the Company's consolidated financial statements and disclosures, accounting processes, and internal controls.

Other accounting pronouncements issued but not effective until after December 31, 2018, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. AVONDALE AND GULFPORT

In October 2014, the Company ceased shipbuilding construction operations at its Avondale, Louisiana facility. In connection with winding down shipbuilding at this facility, the Company incurred and paid related restructuring and shutdown costs. Pursuant to applicable provisions of the FAR and CAS for the treatment of restructuring and shutdown related costs, the Company began amortizing the deferred costs over a five year period in 2014. In November 2017, the U.S. Government and the Company reached a settlement to treat $251 million of these costs as allowable costs, a majority of which were billed to the U.S. Government and collected by the end of 2018. The settlement was consistent with management’s cost recovery expectations and did not have a material effect on the Company’s statements of financial position or results of operations. In October 2018, the Company completed a sale of the Avondale facility. In addition to cash proceeds, the Company financed a portion of the transaction over a nine year period, resulting in a net gain of $7 million, recognized as a reduction to cost of sales in the fourth quarter of 2018.

In August 2014, the Company completed closure of its Gulfport Composite Center of Excellence in Gulfport, Mississippi. In connection with this closure, the Company incurred restructuring related costs of $54 million, including $52 million of accelerated depreciation of fixed assets. In March 2015, the Company sold the Gulfport Composite Center of Excellence to the Mississippi State Port Authority, resulting in a gain on disposition of $9 million, recorded as a reduction to contract costs in accordance with the terms of the Company’s contracts with the U.S. Government. The Company reached a resolution with the U.S. Government in December 2018 regarding the treatment and allocation of the restructuring related costs, which is substantially in accordance with management's cost recovery expectations and does not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

5. ACQUISITIONS

On December 3, 2018, the Company acquired G2, Inc. ("G2"), a provider of cybersecurity solutions to the U.S. Government, for approximately $77 million in cash, net of $2 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $46 million of goodwill, which includes the value of G2's workforce, all of which was allocated to its Technical Solutions segment, as well as $20 million of intangible assets related to existing contract backlog. See Note 12: Goodwill and Other Intangible Assets. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the net working capital adjustment and the fair values of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of G2 are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On December 1, 2016, the Company acquired Camber Holding Corporation ("Camber"), a provider of mission-based and information technology solutions to the U.S. Government, for approximately $369 million in cash, net of $27 million of cash acquired. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. For the years ended December 31, 2018 and 2017, Camber contributed revenues of $315 million and $309 million, respectively, and operating income of $12 million and $8 million, respectively. In connection with this acquisition, the Company recorded $261 million of goodwill, all of which was allocated to its Technical Solutions segment, primarily related to the value of Camber's workforce, and $76 million of intangible assets related to existing contract backlog. See Note 12: Goodwill and Other Intangible Assets. For the year ended December 31, 2017, the Company recorded a goodwill adjustment of $17 million, primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustment. The assets, liabilities, and results of operations of Camber are not material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company funded each of these acquisitions using cash on hand. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase prices of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. The total amount of goodwill resulting from acquisitions expected to be deductible for tax purposes was $201 million. These acquisitions are not material either individually or in the aggregate, and pro forma revenues and results of operations have therefore not been provided.

6. STOCKHOLDERS' EQUITY

Common Stock - Changes in the Company's number of outstanding shares for the year ended December 31, 2018, resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 18: Stock Compensation Plans.

Treasury Stock - In November 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program from October 31, 2019, to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2018, the Company repurchased 3,620,916 shares at an aggregate cost of $788 million, of which $48 million was not yet settled for cash as of December 31, 2018. For the years ended December 31, 2017 and 2016, the Company repurchased 1,417,808 and 1,266,192 shares, respectively, at aggregate costs of $288 million and $192 million, respectively, of which $2 million for the year ended December 31, 2017, was not yet settled for cash as of December 31, 2017. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In November 2018, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.72 per share to $0.86 per share. In November 2017, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.60 per share to $0.72 per share. In November 2016, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.50 per share to $0.60 per share. The Company paid cash dividends totaling $132 million ($3.02 per share), $115 million ($2.52 per share), and $98 million ($2.10 per share) in the years ended December 31, 2018, 2017, and 2016, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of December 31, 2018 and 2017, was comprised of unamortized benefit plan costs of $1,283 million and $906 million, respectively, and other comprehensive income (loss) items of $(5) million and $6 million, respectively.

The changes in accumulated other comprehensive loss by component for the years ended December 31, 2018, 2017, and 2016, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2015	$(843)	$(2)	$(845)
Other comprehensive loss before reclassifications	(249)	(1)	(250)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service (credit)[1]	(1)	—	(1)
Amortization of net actuarial loss[1]	78	—	78
Tax benefit for items of other comprehensive income	67	—	67
Net current period other comprehensive loss	(105)	(1)	(106)
Balance as of December 31, 2016	(948)	(3)	(951)
Other comprehensive income (loss) before reclassifications	(34)	14	(20)
Amounts reclassified from accumulated other comprehensive loss
Amortization of net actuarial loss[1]	93	—	93
Tax expense for items of other comprehensive income	(17)	(5)	(22)
Net current period other comprehensive income	42	9	51
Balance as of December 31, 2017	(906)	6	(900)
Other comprehensive loss before reclassifications	(312)	(2)	(314)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	2	—	2
Amortization of net actuarial loss[1]	78	—	78
Tax expense for items of other comprehensive income	59	—	59
Net current period other comprehensive loss	(173)	(2)	(175)
Effect of Accounting Standards Update 2016-01[2]	$—	$(11)	$(11)
Effect of Accounting Standards Update 2018-02[3]	$(204)	$2	$(202)
Balance as of December 31, 2018	$(1,283)	$(5)	$(1,288)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax expense associated with amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2018, 2017, and 2016, was $21 million, $36 million, and $27 million, respectively.
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

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2018	2017	2016
Net earnings	$836	$479	$573

Weighted-average common shares outstanding	43.8	45.7	46.8
Net effect of dilutive stock options and awards	—	0.1	0.4
Dilutive weighted-average common shares outstanding	43.8	45.8	47.2

Earnings per share - basic	$19.09	$10.48	$12.24
Earnings per share - diluted	$19.09	$10.46	$12.14

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for each of the years ended December 31, 2018 and 2017. The amounts presented above for the year ended December 31, 2016, exclude the impact of 0.1 million stock options and 0.3 million RPSRs under the treasury stock method.

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

	Year Ended December 31, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,390	$3,559	$74	$—	$6,023
Service revenues	215	1,156	782	—	2,153
Intersegment	2	7	132	(141)	—
Sales and service revenues	$2,607	$4,722	$988	$(141)	$8,176
Customer Type
Federal	$2,605	$4,714	$589	$—	$7,908
Commercial	—	1	265	—	266
State and local government agencies	—	—	2	—	2
Intersegment	2	7	132	(141)	—
Sales and service revenues	$2,607	$4,722	$988	$(141)	$8,176
Contract Type
Firm fixed-price	$81	$8	$147	$—	$236
Fixed-price incentive	2,167	1,876	1	—	4,044
Cost-type	357	2,831	370	—	3,558
Time and materials	—	—	338	—	338
Intersegment	2	7	132	(141)	—
Sales and service revenues	$2,607	$4,722	$988	$(141)	$8,176

Year Ended December 31
($ in millions)	2018
Major Programs
Amphibious assault ships	$1,348
Surface combatants and coast guard cutters	1,253
Other	6
Total Ingalls	2,607
Aircraft carriers	2,605
Submarines	1,476
Other	641
Total Newport News	4,722
Government and energy services	799
Oil and gas services	189
Total Technical Solutions	988
Intersegment eliminations	(141)
Sales and service revenues	$8,176

As of December 31, 2018, the Company had $23.0 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2019, an additional 40% through 2021, and the balance thereafter.
Cumulative Catch-up Adjustments

For the years ended December 31, 2018, 2017, and 2016, net cumulative catch-up adjustments increased operating income by $110 million, $204 million, and $224 million, respectively, and increased diluted earnings per share by $1.99, $2.90, and $3.08, respectively. Cumulative catch-up adjustments for the year ended December 31, 2016, included favorable adjustments of $74 million on a contract at the Ingalls segment, which increased diluted earnings per share by $1.02. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income for the years ended December 31, 2018 and 2017.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $59 million from December 31, 2017 to December 31, 2018, primarily due to an increase in contract assets as a result of revenue on certain U.S. Navy contracts. For the year ended December 31, 2018, the Company recognized revenue of $85 million related to its contract liabilities as of December 31, 2017.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derived over 95% of its revenues from the U.S. Government for each of the years ended December 31, 2018, 2017, and 2016.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

The following table presents the Company's operating results by segment.

	Year Ended December 31
($ in millions)	2018	2017	2016
Sales and Service Revenues
Ingalls	$2,607	$2,420	$2,389
Newport News	4,722	4,164	4,089
Technical Solutions	988	952	691
Intersegment eliminations	(141)	(95)	(101)
Total sales and service revenues	$8,176	$7,441	$7,068
Operating Income
Ingalls	$313	$313	$321
Newport News	318	354	386
Technical Solutions	32	21	8
Total segment operating income	663	688	715
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	290	205	163
Non-current state income taxes	(2)	(12)	(2)
Total operating income	$951	$881	$876

Sales transactions between segments are generally recorded at cost.

Other Financial Information

The following tables present the Company's assets, capital expenditures, and depreciation and amortization by segment.

	December 31
($ in millions)	2018	2017	2016
Assets
Ingalls	$1,448	$1,385	1,362
Newport News	3,572	3,350	3,169
Technical Solutions	734	642	692
Corporate	629	997	1,129
Total assets	$6,383	$6,374	$6,352

	Year Ended December 31
($ in millions)	2018	2017	2016
Capital Expenditures(1)
Ingalls	$134	$131	$97
Newport News	258	224	176
Technical Solutions	9	6	8
Corporate	1	—	4
Total capital expenditures	$402	$361	$285
(1) Net of grant proceeds for capital expenditures

	Year Ended December 31
($ in millions)	2018	2017	2016
Depreciation and Amortization(1)
Ingalls	$69	$73	$68
Newport News	113	107	109
Technical Solutions	21	25	9
Total depreciation and amortization	$203	$205	$186
(1) Excluding amortization of debt issuance costs

10. ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts Receivable

Accounts receivable include amounts related to any unconditional Company right to receive consideration. Substantially all amounts included in accounts receivable as of December 31, 2018, are expected to be collected in 2019. Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were comprised of the following:

	December 31
($ in millions)	2018	2017
Due from U.S. Government	$216	$275
Due from other customers	45	167
Total accounts receivable	261	442
Allowances for doubtful accounts	(9)	(13)
Total accounts receivable, net	$252	$429

Contract Assets

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time. Contract assets include retention amounts, substantially all of which were under U.S. Government contracts.

Contract assets were comprised of the following:

	December 31
($ in millions)	2018	2017
Due from U.S. Government	$899	$733
Due from other customers	104	26
Total contract assets	1,003	759

11. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

	December 31
($ in millions)	2018	2017
Production costs of contracts in process(1)	$34	$90
Raw material inventory	94	93
Total inventoried costs, net	$128	$183
(1) Includes amounts capitalized pursuant to applicable provisions of the FAR and CAS.

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

In connection with the Company’s annual goodwill impairment tests as of November 30, 2018, 2017, and 2016, management tested goodwill for each of its four reporting units. As a result of its annual goodwill impairment tests, the Company determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2018, 2017, and 2016.

Accumulated goodwill impairment losses as of each of December 31, 2018 and 2017, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of December 31, 2018 and 2017, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of December 31, 2018 and 2017, were $1,187 million. The accumulated goodwill impairment losses for the Technical Solutions segment as of each of December 31, 2018 and 2017, were $122 million.

For the year ended December 31, 2017, the Company recorded a goodwill adjustment of $17 million in the Technical Solutions segment, primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustment, related to the acquisition of Camber.

For the years ended December 31, 2018 and 2017, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2016	$175	$721	$338	$1,234
Adjustments	—	—	(17)	(17)
Balance as of December 31, 2017	175	721	321	1,217
Acquisitions	—	—	46	46
Balance as of December 31, 2018	$175	$721	$367	$1,263

Other Intangible Assets

The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. In connection with the G2 purchase in 2018, the Company recorded $20 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of seven years. In connection with the Camber purchase in 2016, the Company recorded $76 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of 10 years.

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense for the years ended December 31, 2018, 2017, and 2016, was $36 million, $40 million, and $23 million, respectively.

The Company expects amortization for purchased intangible assets of $37 million in 2019, $33 million in 2020, $30 million in 2021, $28 million in 2022, and $24 million in 2023.

13. INCOME TAXES

Tax Reform - The Tax Act, signed into law on December 22, 2017, significantly changed U.S. federal income tax law, including a provision that allows for full expensing of certain qualified property, reduction of the federal corporate income tax rate from 35% to 21%, repeal of the domestic manufacturing deduction, and further limitations on the deductibility of certain executive compensation.

The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act in the reporting period of enactment, including a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Tax Act.

The Company's accounting for provisional adjustments for the following elements of the Tax Act was completed in 2018:

Reduction of the U.S. federal corporate income tax rate: For the reduction in the federal corporate income tax rate, the Company recorded a provisional decrease in its deferred tax assets and deferred tax liabilities of $252 million and $196 million, respectively, with a corresponding net adjustment to deferred income tax expense of $56 million, for the year ended December 31, 2017. In October 2018, the Company received authorization from the Internal Revenue Service ("IRS") to change its accounting method for unbilled revenue related to service contracts effective January 1, 2017. As a result, the Company's provisional adjustment to its net deferred tax assets decreased by $10 million, with a corresponding reduction to deferred income tax expense of $10 million. This adjustment was recorded in the fourth quarter of 2018, which is the period in which authorization was received. Accounting for the reduction in the federal corporate income tax rate is now complete and resulted in recording a total decrease to net deferred tax assets of $46 million with a corresponding increase to deferred income tax expense.

Acceleration of depreciation: For the acceleration of depreciation for assets qualifying for immediate expensing, the Company recorded a provisional benefit of $8 million for the year ended December 31, 2017, based on its intent to fully expense all qualifying expenditures. This resulted in a decrease of approximately $8 million to the Company's current income taxes payable and a corresponding decrease in its net deferred tax assets, excluding the effect of the reduction in the U.S. federal corporate income tax rate, for the year ended December 31, 2017. In preparing the Company’s consolidated federal income tax return, a detailed review of capital expenditures was completed. As a result of this analysis, the Company’s provisional benefit for asset expensing decreased by $4 million, resulting in an increase of $4 million to current income taxes payable and a corresponding increase in net deferred tax assets, which were recorded in the Company’s 2018 financial statements during the fourth quarter. Accounting for the acceleration of depreciation under the Tax Act is complete and resulted in a benefit of $4 million that decreased current income taxes payable, with a corresponding decrease in net deferred tax assets.

The Company's accounting for the following element of the Tax Act, for which a reasonable estimate could not be made in the 2017 financial statements, was completed in 2018:

Deductibility of executive compensation: As disclosed in the Company's Annual Report on Form 10-K for 2017, the Company was not able to reasonably estimate the effect of the Tax Act changes to the deductibility of executive compensation, and, therefore, no provisional adjustment was recorded. These changes included repeal of the performance-based compensation exception to the $1 million deduction limitation of Internal Revenue Code Section 162(m) and revision of the employees subject to the $1 million deduction limitation. The only exception to this rule is compensation paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under prior Section 162(m) rules. Accordingly, any compensation paid in the future pursuant to compensation arrangements entered into after November 2, 2017, even if performance-based, will count toward the $1 million annual deduction limit if paid to an executive subject to Section 162(m). The Company completed its analysis of the binding contract requirement on its various compensation plans and determined the change on the deductibility of executive compensation did not have a material effect on the Company’s 2017 financial statements. Accordingly, no adjustment was required for this aspect of the Tax Act under ASC 740.

The IRS did not issue guidance on all elements of the Tax Act in 2018. Accordingly, there remain certain elements of the Tax Act for which we cannot determine the full effects on our financial position, results of operations, or cash flows in future years. However, the Company does not expect these elements to have a material effect on the Company's financial position, results of operations, or cash flows in future years.

The Company's earnings are primarily domestic, and its effective tax rate on earnings from operations for the year ended December 31, 2018, was 13.9%, compared with 38.0% and 26.9% for 2017 and 2016, respectively.

For the year ended December 31, 2018, the Company's effective tax rate differed from the federal statutory tax rate primarily as a result of claims for higher research and development tax credits for prior tax years. For the year ended December 31, 2017, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the increase in deferred federal tax expense attributable to the recalculation of the Company's net deferred tax asset to reflect the impact of the federal income tax rate decrease included in the Tax Act, partially offset by the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction. For the year ended December 31, 2016, the Company’s effective tax rate differed from the federal statutory rate primarily as a result of the adoption of ASU 2016-09, which reduced income tax expense by the income tax benefits resulting from stock award settlement activity, a remeasurement of uncertain tax positions that resulted in a decrease in cumulative unrecognized tax benefits, and the domestic manufacturing deduction.

Adoption of ASU 2018-02 - The Company early adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for the reclassification from accumulated other comprehensive loss to retained earnings of stranded tax effects resulting from the Tax Act. In accordance with the provisions of the ASU, $202 million of stranded tax effects related to the Tax Act were reclassified from accumulated other comprehensive loss to retained earnings in the first quarter of 2018. This reclassification includes the impact of the change in the federal corporate income tax rate and the related federal benefit of state taxes.

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

In connection with the spin-off from Northrop Grumman, HII entered into a Tax Matters Agreement with Northrop Grumman, which governs the respective rights, responsibilities, and obligations of Northrop Grumman and the Company with respect to tax liabilities and benefits, tax attributes, tax contests, and other tax sharing regarding U.S. federal, state, local, and foreign income taxes, other taxes, and related tax returns. The Company is severally liable with Northrop Grumman for its income taxes for periods before the spin-off. HII is obligated to indemnify Northrop Grumman for tax adjustments that increase the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative reduction in HII's taxable income for periods after the spin-off. Northrop Grumman is obligated to indemnify HII for tax adjustments that decrease the Company's taxable income for periods before the spin-off and are of a nature that could result in a correlative increase in HII's taxable income for periods after the spin-off. These payment obligations only apply once the aggregate tax liability related to tax adjustments exceeds $5 million. Once the aggregate amount is exceeded, only the amount in excess of $5 million is ultimately required to be paid. In 2016 and prior years, HII incurred non-cash federal and state tax adjustments for items governed by the Tax Matters Agreement. The federal tax expense (benefit) adjustment is reported as a component of tax expense, while the state tax expense (benefit) adjustment is treated as an allowable cost in the applicable period under the terms of the Company's existing contracts and is included in general and administrative expenses. In 2016, Northrop Grumman settled with the IRS for the years 2007 through the date of the spin-off, during which HII was part of its consolidated tax returns. Northrop Grumman’s 2007 through 2011 federal tax returns are currently subject to examination due to the filing of refund claims for those years. As of December 31, 2017, the Company was due $8 million from Northrop Grumman under spin-off related agreements, including the Tax Matters Agreement. For the year ended December 31, 2018, the Company received the $8 million from Northrop Grumman. The Company does not anticipate there will be any additional amounts owed between HII and Northrop Grumman under the Tax Matters Agreement in future years.

Federal and foreign income tax expense for the years ended December 31, 2018, 2017, and 2016, consisted of the following:

	Year Ended December 31
($ in millions)	2018	2017	2016
Income Taxes on Operations
Federal and foreign income taxes currently payable	$127	$121	$134
Change in deferred federal and foreign income taxes	8	172	77
Total federal and foreign income taxes	$135	$293	$211

Earnings and income tax from foreign operations are not material for any periods presented.

Income tax expense differed from the amount based on the statutory federal income tax rate applied to earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2018	2017	2016
Income tax expense (benefit) on operations at statutory rate	$204	$270	$274
Provisional deferred tax asset revaluation - Tax Act	(10)	56	—
Stock compensation - net excess tax benefits	(5)	(25)	(29)
Manufacturing deduction	—	(12)	(21)
Uncertain tax positions	25	—	(15)
Research and development tax credit	(80)	—	—
Other, Net	1	4	2
Total federal and foreign income taxes	$135	$293	$211

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

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2018, 2017, and 2016 are summarized in the following table:

	December 31
($ in millions)	2018	2017	2016
Unrecognized tax benefits at beginning of the year	$—	$2	$27
Additions based on tax positions related to the current year	3	—	1
Additions based on tax positions related to prior years	22	—	2
Reductions based on tax positions related to prior years	—	—	(15)
Settlements	—	—	(11)
Statute of limitation expirations	—	(2)	(2)
Net change in unrecognized tax benefits	25	(2)	(25)
Unrecognized tax benefits at end of the year	$25	$—	2

As of December 31, 2018 and 2017, the estimated amounts of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $25 million and less than $1 million, respectively. Assuming sustainment of these positions, as of December 31, 2018 and 2017, the reversal of $25 million and less than $1 million, respectively, of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As a result of the unrecognized tax benefits noted above, income tax expense increased $1 million in 2018 for interest and penalties, resulting in a liability of $1 million for interest and penalties as of December 31, 2018. In 2017, there was a net decrease in income tax expense of $1 million for interest and penalties, resulting in no material liability for interest and penalties as of December 31, 2017. The 2017 changes in interest and penalties related to statute of limitation expirations. In 2016, there was a net decrease in income tax expense of $2 million for interest and penalties, resulting in a total liability of $1 million for interest and penalties as of December 31, 2016. The 2016 changes in interest and penalties related to reductions in prior year tax positions and settlement with a taxing authority.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States(1)	2011	-	2017
Connecticut	2016	-	2017
Mississippi	2012	-	2017
Virginia(1)	2011	-	2017
(1) The 2014 tax year has been closed in these jurisdictions.

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes that it is reasonably possible that during the next 12 months the Company's liability for uncertain tax positions may decrease by $14 million due to resolution of a federal uncertain tax position.

During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. The Company is part of the IRS Compliance Assurance Process program for the 2014 through 2018 tax years. Open tax years related to state jurisdictions remain subject to examination.

Deferred Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. As described above, deferred tax assets and liabilities are calculated as of the balance sheet date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its net deferred tax assets as of December 31, 2017. Net deferred tax assets are classified as long-term deferred tax assets in the consolidated statements of financial position.

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2018	2017
Deferred Tax Assets
Retirement benefits	$331	$263
Workers' compensation	151	167
Reserves not currently deductible for tax purposes	52	44
Stock-based compensation	10	11
Net operating losses and tax credit carry-forwards	19	21
Other	5	—
Gross deferred tax assets	568	506
Less valuation allowance	12	12
Net deferred tax assets	556	494
Deferred Tax Liabilities
Depreciation and amortization	247	223
Contract accounting differences	43	51
Purchased intangibles	103	106
Gross deferred tax liabilities	393	380
Total net deferred tax assets	$163	$114

As of December 31, 2018, the Company had gross state income tax credit carry-forwards of approximately $20 million, which expire from 2019 through 2021. A deferred tax asset of approximately $15 million (net of federal benefit) has been established related to these state income tax credit carry-forwards, with a valuation allowance of $9 million against such deferred tax asset as of December 31, 2018. State and foreign net operating loss carry-forwards are separately and cumulatively immaterial to the Company’s deferred tax balances and expire between 2026 and 2037.

14. DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2018	2017
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(22)	(26)
Total long-term debt	1,283	1,279

Credit Facility - In November 2017, the Company terminated its Second Amended and Restated Credit Agreement and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit ratings, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s credit ratings. The commitment fee rate as of December 31, 2018 was 0.25% and may vary between 0.20% and 0.30%.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

As of December 31, 2018, approximately $16 million in letters of credit were issued but undrawn, and the remaining $1,234 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $8 million and $11 million as of December 31, 2018 and 2017, respectively.

Senior Notes - In December 2017, the Company issued $600 million aggregate principal amount of 3.483% senior notes with registration rights due December 2027, the net proceeds of which were used to repurchase the Company's 5.000% senior notes due 2021. Pursuant to the terms of the registration rights agreement entered into in connection with the issuance of these senior notes, the Company completed in June 2018 an exchange of $600 million aggregate principal amount of registered 3.483% senior notes due December 2027 for all of the then outstanding unregistered senior notes due December 2027. The Company also has outstanding $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025. Interest on the Company's senior notes is payable semi-annually.

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $14 million and $15 million as of December 31, 2018 and 2017, respectively.

Early Extinguishment of Debt - Details of the loss on early extinguishment of debt related to the Company's prior credit facility and refinancing of senior notes, which was included in interest expense, were as follows:

Year Ended
($ in millions)	December 31, 2017
Redemption and tender premiums and fees	$15
Write-off of unamortized debt issuance costs	7
Total loss on early extinguishment of debt	$22

Mississippi Economic Development Revenue Bonds - As of each of December 31, 2018 and 2017, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of December 31, 2018 and 2017, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the year ended December 31, 2018.

The estimated fair values of the Company's total long-term debt as of December 31, 2018, and December 31, 2017, were $1,292 million and $1,361 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The cost to resolve cases during the years ended December 31, 2018, 2017, and 2016 was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can therefore give no assurances regarding the ultimate outcome of asbestos related litigation.

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

The Company is party to various other claims, legal proceedings, and investigations that arise in the ordinary course of business, including U.S. Government investigations that could result in administrative, civil, or criminal proceedings involving the Company. The Company is a contractor with the U.S. Government, and such proceedings could therefore include additional False Claims Act allegations against the Company. Although the Company believes that the resolution of these other claims, legal proceedings, and investigations will not have a material effect on its consolidated financial position, results of operations, or cash flows, the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in contract profit margins to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2018, recognized amounts related to claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of December 31, 2018, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2018, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies primarily to support the Company's self-insured workers'

compensation plans. As of December 31, 2018, the Company had $16 million in standby letters of credit issued but undrawn, as indicated in Note 14: Debt, and $275 million of surety bonds outstanding.

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

In February 2018, the Company received the findings of an audit conducted by the Defense Contract Audit Agency ("DCAA") citing potentially significant deficiencies in the Company’s Newport News segment's business system for material management. The Company submitted a response in June 2018, agreeing in part and disagreeing in part with the audit findings, and the Company and the U.S. Government continue to engage in discussions regarding the accuracy and significance of the DCAA’s findings. In the event the U.S. Government makes a final determination that there are remaining significant deficiencies and that the Company’s proposed corrective actions are inadequate, the U.S. Government may withhold up to 5% from the Company’s interim billings on cost-reimbursement, labor-hour, and time and materials contracts at Newport News containing the applicable contractor business systems clause, until the U.S. Government determines all significant deficiencies have been remediated. All U.S. Government contracts at the Newport News segment contain the relevant business systems provision, and any related withholding could have a material impact on the timing of the Company’s cash receipts.
Collective Bargaining Agreements - Of the Company's approximately 40,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, which expire in December 2019, November 2020, November 2021, and December 2022. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 35 Technical Solutions craft employees at the Hanford Site near Richland, Washington are represented under an indefinite DoE site stabilization agreement. The Company believes its relationship with its employees is satisfactory.

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

Operating Leases - Rental expense for operating leases for the years ended December 31, 2018, 2017, and 2016, was $69 million, $63 million, and $69 million, respectively. These amounts are net of immaterial amounts of sublease rental income. The amounts of minimum rental commitments under long-term non-cancellable operating leases for each of the years 2019 through 2023 and thereafter are:

($ in millions)
2019	$41
2020	36
2021	30
2022	20
2023	13
Thereafter	56
Total	$196

17. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans and postretirement benefit plans. Non-collectively bargained defined benefit pension benefits accruing under the traditional years of service and compensation formula were amended in 2009 to freeze future service accruals and have been replaced with a cash balance benefit for all current non-collectively bargained employees. Except for the major collectively bargained plan at Ingalls, the Company's qualified defined benefit pension plans are frozen to new entrants. The Company's policy is to fund its qualified defined benefit pension plans at least to the minimum amounts required under U.S. Government regulations.

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

The Company also sponsors 401(k) defined contribution pension plans in which most employees, including certain hourly employees, are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2018, 2017, and 2016, were $102 million, $78 million, and $71 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the tax-qualified limits. The liabilities related to these plans as of December 31, 2018, were $183 million and $30 million, respectively, and as of December 31, 2017, were $182 million and $32 million, respectively. Assets, primarily in the form of Level 1 marketable securities held in grantor trusts, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2018 and 2017, were $109 million and $94 million, respectively, of which $78 million and $61 million, respectively, were related to the non-qualified defined benefit pension plans.

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

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2018, 2017, and 2016, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2018	2017	2016	2018	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$157	$146	$133	$8	$10	$10
Interest cost	254	266	262	21	24	25
Expected return on plan assets	(429)	(367)	(346)	—	—	—
Amortization of prior service cost (credit)	24	20	18	(22)	(20)	(19)
Amortization of net actuarial loss (gain)	81	97	84	(3)	(4)	(6)
Net periodic benefit cost	$87	$162	$151	$4	$10	$10

The funded status of these plans as of December 31, 2018 and 2017, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,778	$6,050	$553	$578
Service cost	157	146	8	10
Interest cost	254	266	21	24
Plan participants' contributions	6	4	8	8
Plan amendments	—	74	—	(10)
Actuarial loss (gain)	(441)	457	(73)	(15)
Benefits paid	(235)	(219)	(38)	(42)
Benefit obligation at end of year	6,519	6,778	479	553
Change in Plan Assets
Fair value of plan assets at beginning of year	5,837	4,911	—	—
Actual return on plan assets	(398)	840	—	—
Employer contributions	516	301	30	34
Plan participants' contributions	6	4	8	8
Benefits paid	(235)	(219)	(38)	(42)
Fair value of plan assets at end of year	5,726	5,837	—	—
Funded status	$(793)	$(941)	$(479)	$(553)

Amounts Recognized in the Consolidated Statements of Financial Position:
Pension plan assets(1)	$—	$6	$—	$—
Current liability (2)	(29)	(25)	(131)	(139)
Non-current liability (3)	(764)	(922)	(348)	(414)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	99	122	(53)	(75)
Net actuarial loss (gain)	1,780	1,477	(88)	(18)

(1)	Included in miscellaneous other assets.

(2)	Included in other current liabilities and current portion of postretirement plan liabilities, respectively.

(3)	Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $6,336 million, $6,017 million, and $5,726 million, respectively, as of December 31, 2018, and $6,596 million, $6,202 million, and $5,837 million, respectively, as of December 31, 2017. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $6,519 million and $5,726 million, respectively, as of December 31, 2018, and $5,386 million and $4,440 million, respectively, as of December 31, 2017.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $6,183 million and $5,726 million, respectively, as of December 31, 2018, and $5,001 million and $4,440 million, respectively, as of December 31, 2017. The ABO for all pension plans was $6,183 million and $6,367 million as of December 31, 2018 and 2017, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2018	2017	2016	2018	2017	2016
Prior service cost (credit)	$—	$(74)	$—	$—	$10	$—
Amortization of prior service cost (credit)	24	20	18	(22)	(20)	(19)
Net actuarial loss (gain)	(386)	16	(241)	73	15	(9)
Amortization of net actuarial loss (gain)	81	97	84	(3)	(4)	(6)
Other	1	(1)	1	—	—	—
Total changes in accumulated other comprehensive income (loss)	$(280)	$58	$(138)	$48	$1	$(34)

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2018, expected to be recognized as components of net periodic expense in 2019 are as follows:

($ in millions)	Pension Benefits	Other Benefits
Prior service cost (credit)	$18	$(22)
Net loss	113	(11)
Total	$131	$(33)

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
	2018	2017	2016
Discount rate	3.82%	4.47%	4.73%
Expected long-term rate on plan assets	7.25%	7.25%	7.50%
Rate of compensation increase	3.71%	3.68%	3.66%

	Other Benefits
	2018	2017	2016
Discount rate	3.85%	4.38%	4.58%
Initial health care cost trend rate assumed for next year	6.00%	6.50%	7.00%
Gradually declining to a rate of	4.50%	5.00%	5.00%
Year in which the rate reaches the ultimate rate	2025	2025	2024

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
	2018	2017	2018	2017
Discount rate	4.34%	3.82%	4.33%	3.85%
Rate of compensation increase	3.67%	3.71%
Initial health care cost trend rate assumed for next year			5.50%	6.00%
Gradually declining to a rate of			4.50%	4.50%
Year in which the rate reaches the ultimate rate			2024	2025

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections on December 31, 2018, the Company selected an expected initial health care cost trend rate of 5.50% and an ultimate health care cost trend rate of 4.50% to be reached in 2024. On December 31, 2017, the Company assumed an expected initial health care cost trend rate of 6.00% and an ultimate health care cost trend rate of 4.50% to be reached in 2025.

A one percent change in the assumed health care cost trend rates would have the following effects on 2018 results:

	1 Percentage Point
($ in millions)	Increase	Decrease
Effect on postretirement benefit expense	$2	$(2)
Effect on postretirement benefit obligations	22	(20)

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief, defines the minimum amount that must be contributed to the Company's qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the funded status of each plan. The Company made the following contributions to its pension plans and other postretirement plans for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31
($ in millions)	2018	2017	2016
Pension plans
Discretionary
Qualified	$508	$294	$167
Non-qualified	8	7	6
Other benefit plans	30	34	32
Total contributions	$546	$335	$205

For the year ending December 31, 2019, the Company expects its cash contributions to its qualified defined benefit pension plans to be $21 million, all of which will be discretionary. For the year ending December 31, 2019, the Company expects its cash contributions to its postretirement benefit plans to be approximately $33 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations as of December 31, 2018. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2019	$254	$33	$—
2020	266	35	—
2021	285	37	—
2022	306	37	—
2023	326	38	—
Years 2024 to 2028	$1,927	$181	$2

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee has set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2018, as follows:

	Range
U.S. equities	15	-	36%
International equities	10	-	29%
Fixed income securities	25	-	50%
Alternative investments	10	-	25%

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

Investments in collective trust funds and commingled funds that use Net Asset Values (“NAV”) are valued based on the redemption price of units owned by the master trust, which is based on the current fair values of the funds’ underlying assets, as reported by the investment manager.

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

Private partnership interests include debt and equity investments. These investments are valued based on NAVs or their equivalents, adjusted for capital calls and distributions, reported by the respective general partners. The terms of the partnerships range from seven to ten or more years, and investors do not have the option to redeem their interests in these partnerships. As of December 31, 2018, unfunded commitments to private partnerships were $132 million.

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

Counterparty risk is the risk that a counterparty to a financial instrument held by the master trust will default on its commitment. Counterparty risk is generally related to over-the-counter derivative instruments used to manage risk exposure to interest rates on long-term debt securities. Certain agreements with counterparties employ set-off agreements, collateral support arrangements, and other risk mitigation practices designed to reduce the net credit risk exposure in the event of a counterparty default. The Company has credit policies and processes, which manage concentrations of risk by seeking to undertake transactions with large well-capitalized counterparties and by monitoring the creditworthiness of these counterparties.

Certain investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above.

	December 31, 2018
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,174	$1,174	$—	$—
Government and agency debt securities	433	—	433	—
Corporate and other debt securities	1,265	—	1,265	—
Group annuity contract	3	—	3	—
Cash and cash equivalents, net	—	—	—	—

Net plan assets subject to leveling	$2,875	$1,174	$1,701	$—

Plan assets not subject to leveling
U.S. and international equities (a)	1,910
Corporate and other debt securities	193
Real estate investments	302
Private partnerships	48
Hedge funds	287
Cash and cash equivalents, net (b)	111
Total plan assets not subject to leveling	2,851

Net plan assets	$5,726

(a)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in commingled trust funds.

(b)
Cash and cash equivalents are liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle.

	December 31, 2017
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,270	$1,270	$—	$—
Government and agency debt securities	409	—	409	—
Corporate and other debt securities	1,287	—	1,287	—
Group annuity contract	3	—	3	—
Cash and cash equivalents, net	—	—	—	—

Net plan assets subject to leveling	$2,969	$1,270	$1,699	$—

Plan assets not subject to leveling
U.S. and international equities (a)	2,012
Corporate and other debt securities	165
Real estate investments	279
Private partnerships	16
Hedge funds	281
Cash and cash equivalents, net (b)	115
Total plan assets not subject to leveling	2,868

Net plan assets	$5,837

(a)	U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in commingled trust funds.

(b)
Cash and cash equivalents are liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle.

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is primarily for gaining market exposure in an unlevered manner or hedging investment risks. The fair market value of the pension master trust's derivatives through direct or separate account investments resulted in a net asset of approximately $4 million and a net liability of $1 million as of December 31, 2018 and 2017, respectively.

There was no activity attributable to Level 3 retirement plan assets during the years ended December 31, 2018 and 2017.

18. STOCK COMPENSATION PLANS

As of December 31, 2018, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan") and the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan").

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

The 2012 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant. Stock awards, in the form of RPSRs, restricted stock rights ("RSRs"), and stock rights, are granted to key employees and members of the board of directors without payment to the Company. The 2012 Plan authorized (i) 3.4 million new shares; plus (ii) any shares subject to outstanding awards under the 2011 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2011 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2018, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2012 Plan was 4.0 million.

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

The Company issued the following stock awards in the years ended December 31, 2018, 2017, and 2016:

Restricted Performance Stock Rights - For the year ended December 31, 2018, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $261.88. These rights are subject to cliff vesting on December 31, 2020. For the year ended December 31, 2017, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $218.54. These rights are subject to cliff vesting on December 31, 2019. For the year ended December 31, 2016, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $134.53. These rights were fully vested as of December 31, 2018. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Restricted Stock Rights - Retention stock awards are granted to key employees primarily to ensure business continuity. In 2018, the Company granted approximately 2,900 RSRs at a weighted average share price of $225.68, with cliff vesting two to three years from the grant date. In 2017, the Company granted approximately 3,100 RSRs at a weighted average share price of $188.13, with cliff vesting two years from the grant date. As of December 31, 2018, approximately 5,100 of these RSRs were outstanding.

For the year ended December 31, 2018, 0.2 million stock awards vested, of which approximately 0.1 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2017, 0.4 million stock awards vested, of which approximately 0.2 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2016, 0.8 million stock awards vested, of which approximately 0.3 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

Stock Rights and Stock Issuances - The Company granted stock rights to its non-employee directors on a quarterly basis in 2018, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain stock ownership guidelines, the non-employee director may elect under the terms of the Directors’ Compensation Policy and Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

Non-employee directors may also elect to receive their annual cash retainers in the form of stock units that become payable upon termination of the director’s board service.  Non-employee directors who elect to receive their annual cash retainers in the form of stock units and have met their stock ownership guidelines may elect under the terms of the Directors’ Compensation Policy and Board Deferred Compensation Policy to receive stock units for the following calendar year that are payable in the fifth calendar year after the year in which the stock units are earned, or, if earlier, upon termination of the director’s board service.

The stock award activity for the years ended December 31, 2018, 2017, and 2016, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2015	891	$75.73	0.6 years
Granted	169	134.78
Adjustment due to performance	326	46.75
Vested	(783)	46.75
Forfeited	(25)	127.45
Outstanding as of December 31, 2016	578	113.95	0.8 years
Granted	109	217.02
Adjustment due to performance	163	97.00
Vested	(387)	97.00
Forfeited	(14)	154.75
Outstanding as of December 31, 2017	449	147.13	0.8 years
Granted	99	259.62
Adjustment due to performance	98	142.85
Vested	(235)	142.85
Forfeited	(12)	218.50
Outstanding as of December 31, 2018	399	$174.07	0.7 years

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2018, 2017, and 2016 are based on two metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension, weighted at 50%, and pension-adjusted return on invested capital, weighted at 50%.

Stock Options

Effect of the Spin-Off - Prior to the spin-off from Northrop Grumman, HII's current and former employees received stock options under Northrop Grumman's stock-based award plans (the "Northrop Grumman Plan"). As of the date of the spin-off, the stock options under the Northrop Grumman Plan were converted to stock options under the 2011 Plan. The conversion was effected so that the outstanding stock options held by the Company's current and former employees on the distribution date were adjusted to reflect the value of the distribution, such that the intrinsic value of the stock options was not diluted at the time of, and due to, the separation. This was achieved using the conversion rate included in the spin-off agreement. Unless otherwise stated, share amounts and share prices detailed below were retroactively adjusted to reflect the impact of the conversion. The Company measured the fair value of the stock options immediately before and after the conversion, and there was no incremental compensation expense associated with the conversion.

The following is a description of the Northrop Grumman Plan stock options, which were converted into stock options under the 2011 Plan.

Converted Stock Options - As of the date of the spin-off, outstanding stock options held by HII's current and former employees under the Northrop Grumman Plan were converted to stock options of HII under the 2011 Plan. Based on the conversion factor of 1.65, included in the spin-off agreement, approximately 1.0 million stock options under the Northrop Grumman Plan were converted into approximately 1.6 million stock options under the 2011 Plan, approximately 1.4 million of which were fully vested at the time of conversion. Outstanding stock options granted prior to 2008 generally vested in 25% increments over four years from the grant date and expired ten years after the grant date. Stock options granted in 2008 and later vested in 33% increments over three years from the grant date and expired seven years after the grant date. The cumulative intrinsic value of the stock options at conversion was maintained in the conversion, and totaled $15 million at March 31, 2011.

Compensation expense for the outstanding converted stock options was determined at the time of grant by Northrop Grumman. No stock options were granted during the years ended December 31, 2018, 2017, and 2016. The fair value of the stock options was expensed on a straight-line basis over the vesting period of the options. The fair value of each of the stock options was estimated on the date of grant using a Black-Scholes option pricing model.

The stock option activity for the years ended December 31, 2018, 2017, and 2016, was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of December 31, 2015	533	$33.90	0.6 years	$50
Exercised	(271)	30.20
Outstanding as of December 31, 2016	262	37.73	0.1 years	38
Exercised	(262)	37.73
Outstanding as of December 31, 2017	—	—		—
Outstanding as of December 31, 2018	—	$—		$—
Vested as of December 31, 2018	—	$—		$—

The intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016, was $43 million and $26 million, respectively. Intrinsic value was measured using the fair market value at the date of exercise for stock options exercised or at period end for outstanding stock options, less the applicable exercise price. The Company issued new shares to satisfy exercised stock options.

Compensation Expense

The Company recorded $36 million, $34 million, and $36 million of expense related to stock awards for the years ended December 31, 2018, 2017, and 2016, respectively. The Company recorded $8 million, $9 million (net of impact of reduction in statutory federal corporate income tax rate), and $14 million as tax benefits related to stock awards and stock options for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company recognized tax benefits for the years ended December 31, 2018, 2017, and 2016, of $16 million, $28 million, and $39 million, respectively, from the issuance of stock in settlement of stock awards, and $17 million and $10 million for the years ended December 31, 2017 and 2016, respectively, from the exercise of stock options. All outstanding stock options were exercised as of December 31, 2017. Accordingly, there were no tax benefits associated with the exercise of stock options in 2018.

Unrecognized Compensation Expense

As of December 31, 2018, the Company had less than $1 million of unrecognized compensation expense associated with RSRs granted in 2018 and 2017, which will be recognized over a weighted average period of 1.3 years, and $25 million of unrecognized expense associated with RPSRs granted in 2018 and 2017, which will be recognized over a weighted average period of 0.8 years. As of December 31, 2018, the Company had no unrecognized compensation expense related to stock options.

19. UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2018 and 2017, are set forth in the following tables:

	Year Ended December 31, 2018
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$1,874	$2,020	$2,083	$2,199
Operating income	191	257	290	213
Earnings before income taxes	195	262	295	219
Net earnings	156	239	229	212
Dividends declared per share	$0.72	$0.72	$0.72	$0.86
Basic earnings per share	$3.48	$5.41	$5.29	$4.96
Diluted earnings per share	$3.48	$5.40	$5.29	$4.94

	Year Ended December 31, 2017
($ in millions, except per share amounts)	1st Qtr	2nd Qtr(1)	3rd Qtr	4th Qtr(2)
Sales and service revenues	$1,724	$1,858	$1,863	$1,996
Operating income	168	241	241	231
Earnings before income taxes	147	218	220	187
Net earnings	119	147	149	64
Dividends declared per share	$0.60	$0.60	$0.60	$0.72
Basic earnings per share	$2.57	$3.22	$3.28	$1.41
Diluted earnings per share	$2.56	$3.21	$3.27	$1.41
(1) In the second quarter of 2017, the Company recorded a $30 million favorable cumulative adjustment on a contract at the Ingalls segment.
(2) In the fourth quarter of 2017, the Tax Act resulted in an increase of $56 million to the Company's income tax expense.

20. SUBSIDIARY GUARANTORS

As described in Note 14, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of December 31, 2018, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

21. SUBSEQUENT EVENT

In January 2019, the Company entered into an agreement to acquire Fulcrum IT Services, LLC, an information technology and government consulting company. Completion of the transaction, which is expected to occur in the first quarter of 2019, is subject to certain required regulatory approvals and the satisfaction of other customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is in the process of implementing a new Enterprise Resource Planning ("ERP") system at its Ingalls segment in the first quarter of 2019. The Company has followed a system implementation process that required significant pre-implementation planning, design, and testing. The Company has also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed. The Company does not expect this system implementation to have a material effect on its internal controls over financial reporting.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

/s/ C. Michael Petters	/s/ Christopher D. Kastner
C. Michael Petters	Christopher D. Kastner
President and Chief Executive Officer	Executive Vice President, Business Management and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Executive Officers

Information regarding our executive officers may be found under Item 4A.

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all of our employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics and Business Conduct can be found on our internet website at www.huntingtoningalls.com under "Investor Relations—Company Information—Leadership and Governance." A copy of the Code of Ethics and Business Conduct is available to any stockholder who requests it by writing to: Huntington Ingalls Industries, Inc., c/o Office of the Secretary, 4101 Washington Avenue, Newport News, VA 23607. If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct, in each case as it relates to any provision of the Code of Ethics and Business Conduct specified in applicable SEC rules or stock exchange rules, to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on our website.

Our website and information contained on our website or incorporated into our website are not intended to be incorporated into this report on Form 10-K or other filings with the SEC.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation, and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table presents the equity securities available for issuance under our equity compensation plans as of December 31, 2018.

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	399,165	$0.00	3,995,600
Equity compensation plans not approved by security holders(2)	—	—	—
Total	399,165	$0.00	3,995,600
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. Of these shares, 27,123 were stock rights granted under the 2011 Plan. In addition, this number includes 31,697 stock rights, 5,051 restricted stock rights, and 335,293 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement.
(2) There are no awards made under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2016
Valuation allowance for deferred tax assets	$11	$—	$—	$11
Year Ended December 31, 2017
Valuation allowance for deferred tax assets	11	1	—	12
Year Ended December 31, 2018
Valuation allowance for deferred tax assets	$12	$—	$—	$12
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

10.15*
Huntington Ingalls Industries Supplemental Plan 2 (incorporated by reference to Exhibit 10.16 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011) and Amendment to Appendix G to the plan.

10.16*
Second Amendment to Appendix G to Huntington Ingalls Industries Supplemental Plan 2-Officers Supplemental Executive Retirement Plan, as amended January 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018).

10.17*	Huntington Ingalls Industries ERISA Supplemental Plan (incorporated by reference to Exhibit 10.17 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.18*
Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 19, 2018).

10.19*	Huntington Ingalls Industries Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.20*	Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.20 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.21*	First Amendment to the Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2017).

10.22*
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

10.27*
Huntington Ingalls Industries, Inc. Annual Incentive Plan, as amended and restated December 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 19, 2018).

10.28*
Form of Award Certificate applicable to Non-Employee Director Stock Units Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 27, 2013).

10.29*
Form of Award Certificate applicable to Restricted Performance Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on February 27, 2014).

10.30*
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

10.33*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012).

10.34*	Performance-Based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012).

10.35*
Huntington Ingalls Industries, Inc. Amended and Restated Directors' Compensation Policy (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2018).

10.36*
Huntington Ingalls Industries, Inc. Directors Compensation Policy--Amended and Restated Board Deferred Compensation Policy (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2018).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2019.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters	President, Chief Executive Officer and Director
C. Michael Petters	(Principal Executive Officer)	February 14, 2019

/s/ Christopher D. Kastner	Executive Vice President, Business
Christopher D. Kastner	Management and Chief Financial Officer
	(Principal Financial Officer)	February 14, 2019

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 14, 2019

/s/ Thomas B. Fargo
Thomas B. Fargo	Chairman	February 14, 2019

/s/ Philip M. Bilden
Philip M. Bilden	Director	February 14, 2019

/s/ Augustus L. Collins
Augustus L. Collins	Director	February 14, 2019

/s/ Kirkland H. Donald
Kirkland H. Donald	Director	February 14, 2019

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 14, 2019

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 14, 2019

/s/ Tracy B. McKibben
Tracy B. McKibben	Director	February 14, 2019

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 14, 2019

/s/ John K. Welch
John K. Welch	Director	February 14, 2019

/s/ Stephen R. Wilson
Stephen R. Wilson	Director	February 14, 2019