Form 10-Q
period 2019-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2019-05-02
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HII	New York Stock Exchange (NYSE)
As of April 26, 2019, 41,552,248 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2019	2018
Sales and service revenues
Product sales	$1,490	$1,370
Service revenues	590	504
Sales and service revenues	2,080	1,874
Cost of sales and service revenues
Cost of product sales	1,258	1,063
Cost of service revenues	494	432
Income from operating investments, net	4	2
Other income and gains	—	2
General and administrative expenses	171	192
Operating income	161	191
Other income (expense)
Interest expense	(16)	(15)
Non-operating retirement benefit	3	18
Other, net	1	1
Earnings before income taxes	149	195
Federal and foreign income taxes	31	39
Net earnings	$118	$156

Basic earnings per share	$2.85	$3.48
Weighted-average common shares outstanding	41.4	44.8

Diluted earnings per share	$2.85	$3.48
Weighted-average diluted shares outstanding	41.4	44.8

Dividends declared per share	$0.86	$0.72

Net earnings from above	$118	$156
Other comprehensive income
Change in unamortized benefit plan costs	25	20
Tax expense for items of other comprehensive income	(6)	(5)
Other comprehensive income, net of tax	19	15
Comprehensive income	$137	$171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31 2019	December 31 2018
Assets
Current Assets
Cash and cash equivalents	$51	$240
Accounts receivable, net of allowance for doubtful accounts of $7 million as of 2019 and $9 million as of 2018	375	252
Contract assets	1,250	1,003
Inventoried costs, net	127	128
Prepaid expenses and other current assets	119	122
Total current assets	1,922	1,745
Property, plant, and equipment, net of accumulated depreciation of $1,862 million as of 2019 and $1,829 million as of 2018	2,569	2,517
Operating lease assets	220	—
Goodwill	1,402	1,263
Other intangible assets, net of accumulated amortization of $575 million as of 2019 and $564 million as of 2018	530	492
Deferred tax assets	140	163
Miscellaneous other assets	217	203
Total assets	$7,000	$6,383
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$618	$562
Accrued employees’ compensation	264	248
Current portion of postretirement plan liabilities	131	131
Current portion of workers’ compensation liabilities	225	225
Contract liabilities	360	331
Other current liabilities	362	332
Total current liabilities	1,960	1,829
Long-term debt	1,496	1,283
Pension plan liabilities	765	764
Other postretirement plan liabilities	348	348
Workers’ compensation liabilities	459	454
Long-term operating lease liabilities	184	—
Other long-term liabilities	225	189
Total liabilities	5,437	4,867
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.2 million shares issued and 41.6 million shares outstanding as of March 31, 2019, and 53.1 million shares issued and 41.9 million shares outstanding as of December 31, 2018	1	1
Additional paid-in capital	1,936	1,954
Retained earnings	2,691	2,609
Treasury stock	(1,796)	(1,760)
Accumulated other comprehensive loss	(1,269)	(1,288)
Total stockholders’ equity	1,563	1,516
Total liabilities and stockholders’ equity	$7,000	$6,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2019	2018
Operating Activities
Net earnings	$118	$156
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	41	41
Amortization of purchased intangibles	11	9
Amortization of debt issuance costs	1	1
Provision for doubtful accounts	(2)	—
Stock-based compensation	5	7
Deferred income taxes	16	5
Change in
Accounts receivable	(112)	92
Contract assets	(229)	(305)
Inventoried costs	(2)	(5)
Prepaid expenses and other assets	(10)	38
Accounts payable and accruals	147	100
Retiree benefits	25	(20)
Other non-cash transactions, net	2	1
Net cash provided by operating activities	11	120
Investing Activities
Capital expenditures
Capital expenditure additions	(110)	(75)
Grant proceeds for capital expenditures	36	2
Acquisitions of businesses, net of cash received	(195)	—
Proceeds from disposition of assets	—	3
Net cash used in investing activities	(269)	(70)
Financing Activities
Proceeds from revolving credit facility borrowings	1,179	—
Repayment of revolving credit facility borrowings	(967)	—
Dividends paid	(36)	(32)
Repurchases of common stock	(84)	(166)
Employee taxes on certain share-based payment arrangements	(23)	(25)
Net cash provided by (used in) financing activities	69	(223)
Change in cash and cash equivalents	(189)	(173)
Cash and cash equivalents, beginning of period	240	701
Cash and cash equivalents, end of period	$51	$528
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$—	$1
Cash paid for interest	$—	$1
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$34	$4
Accrued repurchases of common stock	$—	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2019 and 2018 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2017	$1	$1,942	$1,687	$(972)	$(900)	$1,758
Net earnings	—	—	156	—	—	156
Dividends declared ($0.72 per share)	—	—	(32)	—	—	(32)
Additional paid-in capital	—	(18)	—	—	—	(18)
Other comprehensive income, net of tax	—	—	—	—	15	15
Treasury stock activity	—	—	—	(166)	—	(166)
Effect of Accounting Standards Update 2014-09	—	—	5	—	—	5
Effect of Accounting Standards Update 2016-01	—	—	11	—	(11)	—
Effect of Accounting Standards Update 2018-02	—	—	202	—	(202)	—
Balance as of March 31, 2018	$1	$1,924	$2,029	$(1,138)	$(1,098)	$1,718

Balance as of December 31, 2018	$1	$1,954	$2,609	$(1,760)	$(1,288)	$1,516
Net earnings	—	—	118	—	—	118
Dividends declared ($0.86 per share)	—	—	(36)	—	—	(36)
Additional paid-in capital	—	(18)	—	—	—	(18)
Other comprehensive income, net of tax	—	—	—	—	19	19
Treasury stock activity	—	—	—	(36)	—	(36)
Balance as of March 31, 2019	$1	$1,936	$2,691	$(1,796)	$(1,269)	$1,563

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition - Most of the Company's revenues are derived from long-term contracts for the production of goods and services provided to its U.S. Government customers. The Company generally recognizes revenues on contracts with U.S. Government customers over time using a cost-to-cost measure of progress. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. The Company utilizes the cost-to-cost method to measure performance progress, because it best reflects the continuous transfer of control over the related goods and services to the customer as the Company satisfies its performance obligations.

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

For the three months ended March 31, 2019, the Company recognized cash grant benefits of approximately $36 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the three months ended March 31, 2018, the Company recognized cash grant benefits of approximately $2 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position.

Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $121 million and $109 million as of March 31, 2019, and December 31, 2018, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Leases - The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to a party the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company recognizes a lease liability at the lease commencement date, as the present value of future lease payments, using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis. A lease asset is recognized based on the lease liability value and adjusted for any prepaid lease payments, initial direct costs, or lease incentive amounts. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

Right of use assets associated with operating leases are recognized in operating lease assets in the unaudited condensed consolidated statements of financial position. Lease liabilities associated with operating leases are recognized in long-term operating lease liabilities, with short-term lease liability amounts included in other current liabilities in the unaudited condensed consolidated statements of financial position.

Rent expense for operating leases is recognized on a straight-line basis over the lease term and included in cost of sales and service revenues on the unaudited condensed consolidated statements of operations and comprehensive income. Variable lease payments are recognized as incurred and include lease operating expenses, which are based on contractual lease terms.

The Company elected to exclude from its unaudited condensed consolidated statements of financial position leases having terms of 12 months or less (short-term leases) and elected not to separate lease and non-lease components in the determination of lease payment obligations for its long-term lease contracts.

Loan Receivable - The Company holds a loan receivable in connection with a seller financed transaction involving its previously owned Avondale shipyard facility. The receivable is carried at amortized cost in the amount of $38 million, net of a $10 million loan discount, which approximates fair value and is recorded in miscellaneous other assets on the unaudited condensed consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. For the year ended December 31, 2018, the Company received the $8 million from Northrop Grumman. As of each of March 31, 2019, and December 31, 2018, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

3. ACCOUNTING STANDARDS UPDATES

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which established a right-of-use model that requires a lessee to record the right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Expense is recognized in the income statement similar to the recognition of expense under previous accounting guidance. Additional qualitative and quantitative disclosures are required. ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Prior to the FASB issuing ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” entities were required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. In January 2018, the FASB issued ASU 2018-01 "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which permitted entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease as part of the adoption of ASU 2016-02 issued in February 2016. Accordingly, the Company’s accounting treatment of any existing land easement arrangements has not changed. The Company adopted this standard update concurrently with ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the comparative periods presented in the financial statements would continue to comply with current GAAP.

The Company adopted ASU 2016-02 on January 1, 2019, using the optional transition method. In addition, the Company elected practical expedients permitted under the transition guidance within the new standard, which, among other things, allows it to carry forward historical lease classifications. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company's election of the hindsight practical expedient resulted in lengthening lease terms for certain existing leases. The Company made an accounting policy election not to recognize leases with an initial term of 12 months or less in the unaudited condensed consolidated statements of financial position and to recognize the lease payments in the unaudited condensed consolidated statements of operations and comprehensive income on a straight-line basis over the lease terms. The impact upon adoption was an increase to operating lease assets of $215 million, an increase to short-term operating lease liabilities of $36 million, an increase to long-term operating lease liabilities of $179 million, and no material impact to retained earnings.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," which changes the fair value measurement disclosure requirements of ASC 820. The update includes changes to disclosures regarding valuation techniques and inputs, uncertainty, judgments, and assumptions in fair value measurements, and how changes in fair value measurements affect performance and cash flows. The update is effective for annual reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures, accounting processes, and internal controls.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans,” which reduces disclosure requirements of Subtopic 715-20 and requires additional disclosure related to weighted-average interest crediting rates and significant gains and losses related to changes in the benefit obligation for the reporting period. The update is effective on a retrospective basis for fiscal years ending after December 15, 2020, with early adoption allowed. The Company is currently evaluating the impact of ASU 2018-14 on its consolidated financial statements and disclosures, accounting processes, and internal controls.

Other accounting pronouncements issued but not effective until after December 31, 2019, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. AVONDALE AND GULFPORT

In August and October 2014, the Company completed closure of its Gulfport Composite Center of Excellence in Gulfport, Mississippi and ceased shipbuilding construction operations at its Avondale, Louisiana facility, respectively.

In connection with winding down shipbuilding at its Avondale facility, the Company incurred and paid related restructuring and shutdown costs. Pursuant to applicable provisions of the FAR and CAS for the treatment of restructuring and shutdown related costs, the Company began amortizing the deferred costs over a five year period in 2014. In November 2017, the U.S. Government and the Company reached a settlement to treat $251 million of these costs as allowable costs, a majority of which were billed to the U.S. Government and collected by the end of 2018. The settlement was consistent with management’s cost recovery expectations and did not have a material effect on the Company’s statements of financial position or results of operations. In October 2018, the Company completed a sale of the Avondale facility. In addition to cash proceeds, the Company financed a portion of the transaction over a nine year period, resulting in a net gain of $7 million, recognized as a reduction to cost of sales in the fourth quarter of 2018.

In connection with the closure of its Gulfport facility, the Company incurred restructuring related costs of $54 million, including $52 million of accelerated depreciation of fixed assets. The Company reached a resolution with the U.S. Government in December 2018 regarding the treatment and allocation of the restructuring related costs, which was substantially in accordance with management's cost recovery expectations and did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

5. ACQUISITIONS

On February 25, 2019, the Company acquired Fulcrum IT Services, LLC ("Fulcrum"), an information technology and government consulting company, for approximately $195 million in cash, net of $1 million of acquired cash. The acquisition is consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $133 million of goodwill, which includes the value of Fulcrum's workforce, all of which was allocated to its Technical Solutions segment, as well as $49 million of intangible assets related to existing contract backlog. See Note 11: Goodwill and Other Intangible Assets. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the net working capital adjustment and the fair values of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of Fulcrum are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On December 3, 2018, the Company acquired G2, Inc. ("G2"), a provider of cybersecurity solutions to the U.S. Government, for approximately $77 million in cash, net of $2 million of acquired cash. The acquisition is consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $46 million of goodwill, which includes the value of G2's workforce, all of which was allocated to its Technical Solutions segment, as well as $20 million of intangible assets related to existing contract backlog. For the three months ended March 31, 2019, the Company recorded an increase in goodwill of $6 million, primarily driven by the finalization of fair value calculations for certain assets and liabilities. See Note 11: Goodwill and Other Intangible Assets. The Company has not completed the purchase price allocation due to the recent acquisition date and potential adjustments upon finalization of the net working capital adjustment and the fair values of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of G2 are not material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company funded each of these acquisitions using cash on hand and borrowings on its revolving credit facility. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase prices of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. The total amount of goodwill resulting from these acquisitions is expected to be amortizable for tax purposes. These acquisitions are not material either individually or in the aggregate, and pro forma revenues and results of operations have therefore not been provided.

6. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program from October 31, 2019, to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2019, the Company repurchased 183,885 shares at an aggregate cost of $36 million. For the three months ended March 31, 2019, the Company also settled for cash $48 million of shares repurchased in the prior year. For the three months ended March 31, 2018, the Company repurchased 674,365 shares at an aggregate cost of $166 million, of which approximately $3 million was not yet settled for cash as of March 31, 2018. For the three months ended March 31, 2018, the Company also settled for cash $2 million of shares repurchased in the prior year. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.86 and $0.72 for the three months ended March 31, 2019 and 2018, respectively. The Company paid cash dividends totaling $36 million and $32 million for the three months ended March 31, 2019 and 2018, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of March 31, 2019, was comprised of unamortized benefit plan costs of $1,264 million and other comprehensive loss items of $5 million. The accumulated other comprehensive loss as of December 31, 2018, was comprised of unamortized benefit plan costs of $1,283 million and other comprehensive income items of $5 million.
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2017	$(906)	$6	$(900)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	1	—	1
Amortization of net actuarial loss[1]	19	—	19
Tax expense for items of other comprehensive income	(5)	—	(5)
Net current period other comprehensive income	15	—	15
Effect of Accounting Standards Update 2016-01[2]	—	(11)	(11)
Effect of Accounting Standards Update 2018-02[3]	(204)	2	(202)
Balance as of March 31, 2018	(1,095)	(3)	(1,098)

Balance as of December 31, 2018	(1,283)	(5)	(1,288)
Amounts reclassified from accumulated other comprehensive loss
Amortization of net actuarial loss[1]	25	—	25
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	19	—	19
Balance as of March 31, 2019	$(1,264)	$(5)	$(1,269)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018, was $6 million and $5 million, respectively.
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

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2019	2018
Net earnings	$118	$156

Weighted-average common shares outstanding	41.4	44.8
Net dilutive effect of stock options and awards	—	—
Dilutive weighted-average common shares outstanding	41.4	44.8

Earnings per share - basic	$2.85	$3.48
Earnings per share - diluted	$2.85	$3.48

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three months ended March 31, 2019 and 2018.

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

	Three Months Ended March 31, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$538	$939	$13	$—	$1,490
Service revenues	46	326	218	—	590
Intersegment	—	—	26	(26)	—
Sales and service revenues	$584	$1,265	$257	$(26)	$2,080
Customer Type
Federal	$584	$1,265	$165	$—	$2,014
Commercial	—	—	66	—	66
Intersegment	—	—	26	(26)	—
Sales and service revenues	$584	$1,265	$257	$(26)	$2,080
Contract Type
Firm fixed-price	$17	$2	$36	$—	$55
Fixed-price incentive	478	453	—	—	931
Cost-type	89	810	112	—	1,011
Time and materials	—	—	83	—	83
Intersegment	—	—	26	(26)	—
Sales and service revenues	$584	$1,265	$257	$(26)	$2,080

	Three Months Ended March 31, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$534	$822	$14	$—	$1,370
Service revenues	51	260	193	—	504
Intersegment	—	—	26	(26)	—
Sales and service revenues	$585	$1,082	$233	$(26)	$1,874
Customer Type
Federal	$585	$1,082	$151	$—	$1,818
Commercial	—	—	56	—	56
Intersegment	—	—	26	(26)	—
Sales and service revenues	$585	$1,082	$233	$(26)	$1,874
Contract Type
Firm fixed-price	$24	$3	$40	$—	$67
Fixed-price incentive	486	417	1	—	904
Cost-type	75	662	93	—	830
Time and materials	—	—	73	—	73
Intersegment	—	—	26	(26)	—
Sales and service revenues	$585	$1,082	$233	$(26)	$1,874

	Three Months Ended March 31	Three Months Ended March 31
($ in millions)	2019	2018
Major Programs
Amphibious assault ships	$297	$288
Surface combatants and coast guard cutters	286	296
Other	1	1
Total Ingalls	584	585
Aircraft carriers	713	587
Submarines	368	359
Other	184	136
Total Newport News	1,265	1,082
Government and energy services	208	194
Oil and gas services	49	39
Total Technical Solutions	257	233
Intersegment eliminations	(26)	(26)
Sales and service revenues	$2,080	$1,874

As of March 31, 2019, the Company had $40.6 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2020, an additional 25% through 2022, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended March 31, 2019, net cumulative catch-up adjustments decreased operating income and diluted earnings per share by $6 million and $0.11, respectively. For the three months ended March 31, 2018, net cumulative catch-up adjustments increased operating income and diluted earnings per share by $28 million and

$0.50, respectively. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 and 2018.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $218 million from December 31, 2018, to March 31, 2019, primarily due to an increase in contract assets as a result of revenue on certain U.S. Navy contracts. For the three months ended March 31, 2019, the Company recognized revenue of $217 million related to its contract liabilities as of December 31, 2018.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
($ in millions)	2019	2018
Sales and Service Revenues
Ingalls	$584	$585
Newport News	1,265	1,082
Technical Solutions	257	233
Intersegment eliminations	(26)	(26)
Sales and service revenues	$2,080	$1,874
Operating Income
Ingalls	$46	$64
Newport News	78	51
Technical Solutions	5	2
Segment operating income	129	117
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	34	72
Non-current state income taxes	(2)	2
Operating income	$161	$191

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment.

($ in millions)	March 31 2019	December 31 2018
Assets
Ingalls	$1,595	$1,448
Newport News	3,907	3,572
Technical Solutions	1,084	734
Corporate	414	629
Total assets	$7,000	$6,383

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	March 31 2019	December 31 2018
Production costs of contracts in process[1]	$29	$34
Raw material inventory	98	94
Total inventoried costs, net	$127	$128
1 Includes amounts capitalized pursuant to applicable provisions of the FAR and CAS.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values.

Accumulated goodwill impairment losses as of each of March 31, 2019, and December 31, 2018, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of March 31, 2019, and December 31, 2018, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of March 31, 2019, and December 31, 2018, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of March 31, 2019, and December 31, 2018, were $122 million.

For the three months ended March 31, 2019, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2018	175	721	367	1,263
Acquisitions	—	—	133	133
Adjustments	—	—	6	6
Balance as of March 31, 2019	$175	$721	$506	$1,402

Other Intangible Assets

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $11 million and $9 million for the three months ended March 31, 2019 and 2018, respectively.

In connection with the Fulcrum purchase in 2019, the Company recorded $49 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of seven years. In connection with the G2 purchase in 2018, the Company recorded $20 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of seven years.

The Company expects amortization expense for purchased intangible assets of approximately $47 million in 2019, $44 million in 2020, $40 million in 2021, $37 million in 2022, and $27 million in 2023.

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rates on earnings from operations for the three months ended March 31, 2019 and 2018, were 20.8% and 20.0%, respectively. The higher effective tax rate for the three months ended March 31, 2019, was primarily attributable to a reduction in the income tax benefits resulting from stock award settlement activity.

For the three months ended March 31, 2019 and 2018, the Company's effective tax rate differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity.

The Company's unrecognized tax benefits did not increase during the three months ended March 31, 2019. As of March 31, 2019, the estimated amounts of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $25 million. Assuming a sustainment of these positions, the reversal of the $25 million accrual would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2019, interest associated with the unrecognized tax benefits noted above did not materially increase income tax expense.

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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31 2019	December 31 2018
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Revolving credit facility borrowings	212	—
Less unamortized debt issuance costs	(21)	(22)
Total long-term debt	$1,496	$1,283

Credit Facility - In November 2017, the Company terminated its Second Amended and Restated Credit Agreement and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit ratings, which may vary between 1.125% and 1.500%. The variable interest rate on outstanding borrowings as of March 31, 2019 was LIBOR plus 1.250%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s credit ratings. The commitment fee rate as of March 31, 2019, was 0.25% and may vary between 0.20% and 0.30%.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

As of March 31, 2019, the Company had $212 million of outstanding borrowings and $22 million in issued but undrawn letters of credit under the revolving credit facility. The remaining $1,016 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $8 million as of March 31, 2019, and December 31, 2018.

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

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $13 million and $14 million as of March 31, 2019, and December 31, 2018, respectively.

Mississippi Economic Development Revenue Bonds - As of each of March 31, 2019, and December 31, 2018, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of March 31, 2019, and December 31, 2018, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the three months ended March 31, 2019.

The estimated fair values of the Company's total long-term debt as of March 31, 2019, and December 31, 2018, were $1,533 million and $1,292 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of March 31, 2019, the aggregate amounts of principal payments due on long-term debt within the next five years included $212 million due in 2022.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the three months ended March 31, 2019 and 2018, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - On March 29, 2019, a new dry dock being transported for delivery to Ingalls by a heavy lift ship struck an Ingalls work barge, which in turn was pushed into Delbert D. Black (DDG 119) causing damage to Delbert D. Black (DDG 119), the work barge, and the new dry dock. At the time of the incident, responsibility for the new dry dock remained with the builder and the transport company. The Company and the U.S. Navy are in the process of estimating the damage to Delbert D. Black (DDG 119), and repair work has begun at Navy direction. The Company is working with the U.S. Navy to ascertain whether one or more third parties will pay for the repairs to Delbert D. Black (DDG 119) or whether the repairs will be paid for pursuant to the builder's risk insurance as contained in the Delbert D. Black (DDG 119) contract. The Company is also estimating other direct and consequential damages, which include damages to the facility as well as schedule and delay impacts resulting from the incident. On April 11, 2019, the Company filed suit in the U.S. District Court for the Southern District of Mississippi seeking, among other relief, to arrest the heavy lift ship. On April 16, 2019, $75 million in security was posted, eliminating the need to arrest the heavy lift ship. The court can reduce the amount of that security in the event it determines that the heavy lift ship’s value is less than $75 million. Based on information currently available, management believes it will collect sufficient funds from one or more third parties to compensate for the resulting direct and consequential damages, but failure to collect sufficient funds or the length of time required to collect such funds could result in a material effect on the Company’s financial position, results of operations, or cash flows.

The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the "Republic") since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, the Company filed an arbitral statement of claim asserting breaches of the contract. In July 2014, the Republic filed a statement of defense in the arbitration denying all the Company’s allegations and a counterclaim alleging late redelivery of the frigates, unfinished work, and breach of warranty. In February 2018, the arbitral tribunal awarded the Company approximately $151 million on its claims and awarded the Republic approximately $22 million on its counterclaims. The Company is seeking to enforce and execute upon the award in multiple jurisdictions. No assurances can be provided regarding the ultimate resolution of this matter.

The Company is party to various other claims, legal proceedings and investigations that arise in the ordinary course of business, including U.S. Government investigations that could result in administrative, civil, or criminal proceedings involving the Company. The Company is a contractor with the U.S. Government, and such proceedings can therefore include False Claims Act allegations against the Company. Although the Company believes that the resolution of these other claims, legal proceedings and investigations will not have a material effect on its consolidated financial position, results of operations, or cash flows, the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

15. LEASES

The Company leases certain land, warehouses, office space, and production, office, and technology equipment, among other items. Most equipment is leased on a monthly basis. Many land, warehouse, and office space leases include renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are generally limited by the expected lease term. Our lease agreements do not generally contain material residual value guarantees, material restrictive covenants, or purchase options. Our lease portfolio consists primarily of operating leases. Amounts prior to January 1, 2019 are reported under Topic 840 and amounts after January 1, 2019 are reported under Topic 842 in accordance with ASU 2016-02.

Lease costs and other information were as follows:

Three Months Ended March 31
($ in millions)	2019
Operating lease costs	$11
Short-term operating lease costs	$5
Variable operating lease costs	$1
Operating cash flows from operating leases	$(11)
Right-of-use assets obtained in exchange for new operating lease liabilities	$13
Weighted-average remaining lease term (years) - operating leases	11
Weighted-average discount rate - operating leases	4.5%

The undiscounted future non-cancellable lease payments under our operating leases are as follows:

Year:	March 31 2019	December 31 2018
2019	$46	$41
2020	40	36
2021	34	30
2022	27	20
2023	20	13
Thereafter	119	56
Total Lease payments	286	196
Less: imputed interest	66	—
Present value of lease liabilities	$220	$—

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and are included in contract profit margins to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2019, recognized amounts related to claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of March 31, 2019, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimated that as of March 31, 2019, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies primarily to support the Company's self-insured workers' compensation plans. As of March 31, 2019, the Company had $22 million in standby letters of credit issued but undrawn, as indicated in Note 13: Debt, and $275 million of surety bonds outstanding.

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

On March 8, 2019, the Company's Newport News segment received corrective action requests from the Newport News contracting officer resulting from an audit of its material management accounting system ("MMAS") by the Defense Contract Audit Agency ("DCAA"). The Company provided a corrective action plan to the contracting officer on April 22, 2019, and will continue working with the U.S. Government to ensure all outstanding corrective actions are addressed.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$36	$39	$2	$2
Interest cost	69	64	5	5
Expected return on plan assets	(102)	(107)	—	—
Amortization of prior service cost (credit)	5	6	(5)	(5)
Amortization of net actuarial loss (gain)	28	20	(3)	(1)
Net periodic benefit cost	$36	$22	$(1)	$1

The Company made the following contributions to its defined benefit pension and other postretirement plans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
($ in millions)	2019	2018
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	1	34
Non-qualified	2	2
Other benefit plans	7	7
Total contributions	$10	$43

For the year ending December 31, 2019, the Company expects cash contributions to its qualified defined benefit plans to be $21 million, all of which will be discretionary.

18. STOCK COMPENSATION PLANS

During the three months ended March 31, 2019 and 2018, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2019, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $210.24. These rights are subject to cliff vesting on December 31, 2021. For the three months ended March 31, 2018, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $262.76. These rights are subject to cliff vesting on December 31, 2020. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the three months ended March 31, 2019 and 2018, 0.3 million and 0.2 million stock awards vested, respectively, of which approximately 0.1 million for each year were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2019.

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	369	$201.82	1.5

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended March 31, 2019 and 2018, of $5 million and $7 million, respectively.

The Company recorded tax benefits related to stock awards of $1 million for the three months ended March 31, 2019 and 2018. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the three months ended March 31, 2019 and 2018, of $5 million and $7 million, respectively.

Unrecognized Compensation Expense

As of March 31, 2019, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2018 and 2017, which will be recognized over a weighted average period of 1.1 years, and $46 million of unrecognized compensation expense associated with RPSRs granted in 2019, 2018, and 2017, which will be recognized over a weighted average period of 1.8 years.

19. SUBSIDIARY GUARANTORS

As described in Note 13, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of March 31, 2019, and December 31, 2018, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment. Headquartered in Newport News, Virginia, HII employs approximately 40,000 people domestically and internationally.

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Bi-Partisan Budget Act ("BBA") of 2018 provided sequestration relief for fiscal years 2018 and 2019 and raised the budget topline for defense and non-defense discretionary spending. However, sequestration remains in effect for fiscal years 2020 and 2021. Long-term uncertainty remains with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

While appropriations measures for fiscal year 2019 that funded the Department of Defense, Department of Energy, and a limited number of other federal agencies were passed on time, an omnibus appropriations measure for the Department of Homeland Security and six additional federal agencies was not enacted until February 15, 2019, following a government shutdown. The President's budget request for fiscal year 2020 was released on March 11, 2019, and is under consideration by Congress. While the budget request reflects continued investment in submarines, destroyers, aircraft carriers, and amphibious warships, it proposes canceling the refueling and complex overhaul of USS Harry S. Truman (CVN 75). We cannot predict the outcome of the fiscal year 2020 budget process or the impact that sequestration cuts, reprioritization of readiness and modernization investment, or lack of appropriations to fund the U.S. government for fiscal year 2020 may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers, subcontractors, and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures that result from sequestration and other budget priorities will have serious implications for defense discretionary spending, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. Congress continues to consider various options to address sequestration for fiscal years 2020 and 2021, but we cannot predict the outcome of these efforts. It is likely that budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we consider our policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Purchase accounting, goodwill, and intangible assets;

•	Litigation, commitments, and contingencies;

•	Retirement related benefit plans; and

•	Workers' compensation.

As of March 31, 2019, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2018.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended
	March 31		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent
Sales and service revenues	$2,080	$1,874	$206	11%
Cost of product sales and service revenues	1,752	1,495	257	17%
Income from operating investments, net	4	2	2	100%
Other income and gains	—	2	(2)	(100)%
General and administrative expenses	171	192	(21)	(11)%
Operating income	161	191	(30)	(16)%
Other income (expense)
Interest expense	(16)	(15)	(1)	(7)%
Non-operating retirement expense	3	18	(15)	(83)%
Other, net	1	1	—	—%
Federal and foreign income taxes	31	39	(8)	(21)%
Net earnings	$118	$156	$(38)	(24)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended
	March 31		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent
Product sales	$1,490	$1,370	$120	9%
Service revenues	590	504	86	17%
Sales and service revenues	$2,080	$1,874	$206	11%

Product sales for the three months ended March 31, 2019, increased $120 million, or 9%, compared with the same period in 2018. Ingalls product sales increased $4 million for the three months ended March 31, 2019, primarily as a result of higher volumes in amphibious assault ships and the Legend class NSC program, partially offset by lower volumes in surface combatants. Newport News product sales increased $117 million for the three months ended March 31, 2019, primarily as a result of higher volumes in aircraft carriers and submarines. Technical Solutions product sales decreased $1 million for the three months ended March 31, 2019, primarily as a result of lower volumes across its products.

Service revenues for the three months ended March 31, 2019, increased $86 million, or 17%, compared with the same period in 2018. Ingalls service revenues decreased $5 million for the three months ended March 31, 2019, as a result of lower volumes in surface combatant services, partially offset by higher volumes in amphibious assault ship services. Newport News service revenues increased $66 million for the three months ended March 31, 2019, primarily as a result of higher volumes in naval nuclear support services and aircraft carrier services, partially offset by lower volume in submarine services. Technical Solutions service revenues increased $25 million for the three months ended March 31, 2019, primarily as a result of higher volumes in oil and gas services, as well as the inclusion of Fulcrum and G2, partially offset by lower volumes in nuclear and environmental services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended
	March 31		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent
Cost of product sales	$1,258	$1,063	$195	18%
% of product sales	84.4%	77.6%
Cost of service revenues	494	432	62	14%
% of service revenues	83.7%	85.7%
Income from operating investments, net	4	2	2	100%
Other income and gains	—	2	(2)	(100)%
General and administrative expenses	171	192	(21)	(11)%
% of sales and service revenues	8.2%	10.2%
Cost of sales and service revenues	$1,919	$1,683	$236	14%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2019, increased $195 million, or 18%, compared with the same period in 2018. Ingalls cost of product sales increased $37 million for the three months ended March 31, 2019, primarily as a result of higher volumes and lower risk retirement in amphibious assault ships, as well as higher volumes on the Legend class NSC program, partially offset by lower volumes in surface combatants, as well as one time employee bonus payments in 2018 related to the Tax Act. Newport News cost of product sales increased $129 million for the three months ended March 31, 2019, primarily as a result of the volume increases described above and lower performance on the Virginia class (SSN 774) submarine program, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Technical Solutions cost of product sales decreased $1 million for the three months ended March 31, 2019, primarily due to the lower volumes described above. Cost of product sales related to the Operating FAS/CAS Adjustment increased $30 million for the three months ended March 31, 2019, as described below.

Cost of product sales as a percentage of product sales increased from 77.6% for the three months ended March 31, 2018, to 84.4% for the three months ended March 31, 2019. This increase was primarily due to an unfavorable change in the Operating FAS/CAS Adjustment, lower risk retirement on the San Antonio class (LPD 17) program, lower performance on the Virginia class (SSN 774) submarine program, and year-to-year variances in contract mix, partially offset by one time employee bonus payments in 2018 related to the Tax Act.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2019, increased $62 million, or 14%, compared with the same period in 2018. Ingalls cost of service revenues decreased $11 million for the three months ended March 31, 2019, primarily as a result of the volume changes described above and the recognition in 2018 of a loss on a long-term design contract. Newport News cost of service revenues increased $40 million for the three months ended March 31, 2019, primarily as a result of the volume changes described above. Technical Solutions cost of service revenues increased $25 million for the three months ended March 31, 2019, primarily due to the volume changes described above and lower performance on MDIS services, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Cost of service revenues related to the Operating FAS/CAS Adjustment increased $8 million for the three months ended March 31, 2019, as described below.

Cost of service revenues as a percentage of service revenues decreased from 85.7% for the three months ended March 31, 2018, to 83.7% for the three months ended March 31, 2019, primarily driven by higher risk retirement in naval nuclear support services, one time employee bonus payments in 2018 related to the Tax Act, and the recognition in 2018 of a loss on a long-term design contract, partially offset by an unfavorable change in the Operating FAS/CAS Adjustment and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net increased $2 million for the three months ended March 31, 2019, primarily due to higher equity income from our nuclear and environmental joint ventures.

Other Income and Gains

Other income and gains for the three months ended March 31, 2019, decreased $2 million from the same period in 2018, primarily due to gains on the disposal of operating assets in 2018.

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

General and administrative expenses for the three months ended March 31, 2019, decreased $21 million from the same period in 2018, primarily driven by lower overhead costs and current state income tax expense, partially offset by unfavorable changes in non-current state income tax expense and the addition of Fulcrum and G2.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended
	March 31		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent
Operating income	$161	$191	$(30)	(16)%
Operating FAS/CAS Adjustment	(34)	(72)	38	53%
Non-current state income taxes	2	(2)	4	200%
Segment operating income	$129	$117	$12	10%

Segment Operating Income

Segment operating income for the three months ended March 31, 2019, was $129 million, an increase of $12 million from the same period in 2018. The increase was primarily due to higher volume at our Newport News segment and one time employee bonus payments in 2018 related to the Tax Act, partially offset by lower risk retirement on the San Antonio class (LPD 17) program and lower performance on the Virginia class (SSN 774) submarine program.

Activity within each segment is discussed in Segment Operating Results below.

FAS/CAS Adjustment and Operating FAS/CAS Adjustment

The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP ("FAS") and the expenses determined in accordance with U.S. Cost Accounting Standards ("CAS"). The Operating FAS/CAS Adjustment excludes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended
	March 31		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent
FAS expense	$(35)	$(23)	$(12)	(52)%
CAS cost	72	113	(41)	(36)%
FAS/CAS Adjustment	37	90	(53)	(59)%
Non-operating retirement benefit	(3)	(18)	15	83%
Operating FAS/CAS Adjustment	$34	$72	$(38)	(53)%

The Operating FAS/CAS Adjustment was a net benefit of $34 million and $72 million for the three months ended March 31, 2019 and 2018, respectively. The unfavorable change in the Operating FAS/CAS Adjustment of $38 million for the three months ended March 31, 2019, compared to the same period in 2018, was primarily driven by the more immediate recognition of higher interest rates under CAS.

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

Non-current state income tax expense for the three months ended March 31, 2019, was $2 million, compared to a non-current state income tax benefit of $2 million for the same period in 2018. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense primarily attributable to changes in the timing of contract taxable income.

Interest Expense

Interest expense for the three months ended March 31, 2019, increased $1 million, compared with the same period in 2018, primarily due to an increase in borrowings under our revolving credit facility.

Non-Operating Retirement Expense

The non-operating retirement expense includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three months ended March 31, 2019, the unfavorable change in the non-operating retirement expense of $15 million was primarily driven by lower 2018 returns on plan assets.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from operations for the three months ended March 31, 2019, was 20.8%, compared with 20.0% for the same period in 2018. The higher effective tax rate for the three months ended March 31, 2019, was primarily attributable to a reduction in the income tax benefits resulting from stock award settlement activity. For the three months ended March 31, 2019 and 2018, our effective tax rate differed from the federal statutory rate primarily as a result of the income tax benefits resulting from stock award settlement activity. See Note 12: Income Taxes and Note 18: Stock Compensation Plans.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are organized into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended
	March 31		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent
Sales and Service Revenues
Ingalls	$584	$585	$(1)	—%
Newport News	1,265	1,082	183	17%
Technical Solutions	257	233	24	10%
Intersegment eliminations	(26)	(26)	—	—%
Sales and service revenues	$2,080	$1,874	$206	11%
Operating Income
Ingalls	$46	$64	$(18)	(28)%
Newport News	78	51	27	53%
Technical Solutions	5	2	3	150%
Segment operating income	129	117	12	10%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	34	72	(38)	(53)%
Non-current state income taxes	(2)	2	(4)	(200)%
Operating income	$161	$191	$(30)	(16)%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, such as the Operating FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to estimated costs at completion ("EAC") that reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Cumulative Adjustments

For the three months ended March 31, 2019 and 2018, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended
	March 31
($ in millions)	2019	2018
Gross favorable adjustments	$31	$52
Gross unfavorable adjustments	(37)	(24)
Net adjustments	$(6)	$28

For the three months ended March 31, 2019, favorable cumulative catch-up adjustments were related to risk retirement on naval nuclear support services and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended March 31, 2018, favorable cumulative catch-up adjustments were related to risk retirement on the San Antonio class (LPD 17) program and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

Ingalls

	Three Months Ended
	March 31		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent
Sales and service revenues	$584	$585	$(1)	—%
Segment operating income	46	64	(18)	(28)%
As a percentage of segment sales	7.9%	10.9%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2019, decreased $1 million from the same period in 2018, primarily driven by lower revenues in surface combatants, partially offset by higher revenues in amphibious assault ships and the Legend class NSC program. Surface combatant revenues decreased due to lower volumes on Delbert D. Black (DDG 119), Paul Ignatius (DDG 117), and Frank E. Petersen Jr. (DDG 121), partially offset by higher volumes on USS Fitzgerald (DDG 62) repair and restoration and Ted Stevens (DDG 128). Amphibious assault ship revenues increased as a result of higher volumes on Bougainville (LHA 8) and Richard M. McCool Jr. (LPD 29), partially offset by lower volumes on Tripoli (LHA 7) and the delivered USS Portland (LPD 27), as well as lower risk retirement on the San Antonio class (LPD 17) program. Revenues on the Legend class NSC program increased due to higher volumes on NSC 10 (unnamed) and NSC 11 (unnamed), partially offset by lower volume on Kimball (NSC 7).

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2019, was $46 million, compared with $64 million for the same period in 2018. The decrease was primarily due to lower risk retirement on the San Antonio class (LPD 17) program, partially offset by one time employee bonus payments in 2018 related to the Tax Act.

Newport News

	Three Months Ended
	March 31		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent
Sales and service revenues	$1,265	$1,082	$183	17%
Segment operating income	78	51	27	53%
As a percentage of segment sales	6.2%	4.7%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2019, increased $183 million, or 17%, from the same period in 2018, primarily driven by higher revenues in aircraft carriers, naval nuclear support services, and submarines. Aircraft carrier revenues increased primarily as a result of higher volumes on the advance planning contract for Enterprise (CVN 80), the execution contract for the RCOH of USS George Washington (CVN 73), and the advance planning contract for the RCOH of USS John C. Stennis (CVN 74). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services. Submarine revenues related to the Virginia class (SSN 774) submarine program increased due to higher volumes on Block IV and Block V boats, partially offset by lower volumes on Block III boats.

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2019, was $78 million, compared with $51 million for the same period in 2018. The increase was primarily due to the higher volumes described above and one time employee bonus payments in 2018 related to the Tax Act, partially offset by lower performance on the Virginia class (SSN 774) submarine program.

Technical Solutions

	Three Months Ended
	March 31		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent
Sales and service revenues	$257	$233	$24	10%
Segment operating income	5	2	3	150%
As a percentage of segment sales	1.9%	0.9%

Sales and Service Revenues

Technical Solutions revenues for the three months ended March 31, 2019, increased $24 million, or 10%, from the same period in 2018, primarily due to higher MDIS revenues attributable to the acquisitions of Fulcrum and G2, as well as higher oil and gas revenues, partially offset by lower fleet support revenues.

Segment Operating Income

Technical Solutions segment operating income for the three months ended March 31, 2019, was $5 million, compared with $2 million for the same period in 2018. The increase was primarily due to higher equity income from our nuclear and environmental joint ventures and one time employee bonus payments in 2018 related to the Tax Act.

BACKLOG

Total backlog as of March 31, 2019 and December 31, 2018, was approximately $41 billion and $23 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2019, and December 31, 2018:

	March 31, 2019			December 31, 2018
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,825	$1,541	$12,366	$9,943	$1,422	$11,365
Newport News	8,615	18,607	27,222	6,767	4,144	10,911
Technical Solutions	513	500	1,013	339	380	719
Total backlog	$19,953	$20,648	$40,601	$17,049	$5,946	$22,995

Approximately 31% of the $23 billion total backlog as of December 31, 2018, is expected to be converted into sales in 2019. U.S. Government orders comprised substantially all of the total backlog as of March 31, 2019, and December 31, 2018.

Awards

The value of new contract awards during the three months ended March 31, 2019, was approximately $19.6 billion. Significant new awards during the period included contracts for the detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and CVN 81 (unnamed) and the San Antonio class (LPD 17) amphibious transport dock LPD 30 (unnamed).

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

The following table summarizes key components of cash flow provided by operating activities:

	Three Months Ended		2019 over
	March 31		2018
($ in millions)	2019	2018	Dollars
Net earnings	$118	$156	$(38)
Depreciation and amortization	53	51	2
Provision for doubtful accounts	(2)	—	(2)
Stock-based compensation	5	7	(2)
Deferred income taxes	16	5	11
Retiree benefit funding less than (in excess of) expense	25	(20)	45
Trade working capital decrease (increase)	(204)	(79)	(125)
Net cash provided by (used in) operating activities	$11	$120	$(109)

Cash Flows

We discuss below our major operating, investing, and financing activities for the three months ended March 31, 2019 and 2018, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2019, was $11 million, compared with $120 million provided by operating activities for the same period in 2018. The unfavorable change in operating cash flow was primarily due to changes in trade working capital, partially offset by lower contributions to retiree benefit plans. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the three months ended March 31, 2019, we made discretionary contributions to our qualified defined benefit pension plans totaling $1 million, compared with $34 million of discretionary contributions for the same period in 2018. For the year ending December 31, 2019, we expect cash contributions to our qualified defined benefit plans to be $21 million, all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2019, was $269 million, compared with $70 million used in investing activities for the same period in 2018. The increase in investing cash used was driven by the acquisition of Fulcrum. For 2019, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 3% to 3.5% of annual revenues.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019, was $69 million, compared with $223 million used in financing activities for the same period in 2018. The increase in financing cash was primarily due to $212 million of net proceeds from revolving credit facility borrowings, a decrease of $82 million of common stock repurchases, and a decrease of $2 million in employee taxes on certain share-based payment arrangements, partially offset by a $4 million increase in cash dividend payments.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended		2019 over
	March 31		2018
($ in millions)	2019	2018	Dollars
Net cash provided by operating activities	$11	$120	$(109)
Less capital expenditures:
Capital expenditure additions	(110)	(75)	(35)
Grant proceeds for capital expenditures	36	2	34
Free cash flow	$(63)	$47	$(110)

Free cash flow for the three months ended March 31, 2019, decreased $110 million from the same period in 2018, primarily due to changes in trade working capital, partially offset by lower contributions to retiree benefit plans.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2019 and 2018, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

On March 8, 2019, our Newport News segment received corrective action requests from the Newport News contracting officer resulting from an audit of its MMAS by DCAA. We provided a corrective action plan to the contracting officer on April 22, 2019, and will continue working with the U.S. Government to ensure all outstanding corrective actions are addressed.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2019, we had $22 million in issued but undrawn standby letters of credit and $275 million of surety bonds outstanding.

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

USS Gerald R. Ford class (CVN 78) aircraft carriers
Design and construction for the Ford class program, which is the aircraft carrier replacement program for the decommissioned Enterprise (CVN 65) and Nimitz class (CVN 68) aircraft carriers. USS Gerald R. Ford (CVN 78), the first ship of the Ford class, was delivered to the U.S. Navy in the second quarter of 2017. In June 2015, we were awarded a contract for the detail design and construction of John F. Kennedy (CVN 79), following several years of engineering, advance construction, and purchase of long-lead time components and material. In addition, we have received awards for detail design and construction of Enterprise (CVN 80) and CVN 81 (unnamed.) This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The plan is for a total of 11 ships, of which the first seven ships have been delivered. Midgett (NSC 8) and Stone (NSC 9) are currently under construction.

MDIS services
Provide services to DoD, intelligence, and federal civilian customers. Services are performed in six major portfolio areas: modeling, simulation and training, information technology and software application, artificial intelligence and data analytics, mission engineering and operations support, logistics and life cycle management, and cyber space operations.

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of March 31, 2019, we had $212 million of floating rate debt outstanding under our $1,250 million revolving credit facility. Based on the amounts outstanding under our credit facility as of March 31, 2019, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $2 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of March 31, 2019, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2019. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company implemented a new Enterprise Resource Planning ("ERP") system at its Ingalls segment in the first quarter of 2019. The Company followed a system implementation process that required significant pre-implementation planning, design, and testing. The Company also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed. The Company does not expect this system implementation to have a material effect on its internal controls over financial reporting.

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

Item 1A. Risk Factors

The Company has no material changes to report from the risk factors described in "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
January 1, 2019 to January 31, 2019	105,182	$194.02	105,182	$420.1
February 1, 2019 to February 28, 2019	3,000	217.42	3,000	419.4
March 1, 2019 to March 31, 2019	185,885	208.55	75,703	403.8
Total	294,067	$203.45	183,885	$403.8
1 We purchased an aggregate of 183,885 shares of our common stock in the open market pursuant to our repurchase program and 110,182 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock rights during the period.
2 From the stock repurchase program's inception through March 31, 2019, we purchased 11,638,079 shares at an average price of $154.34 per share for a total of $1.8 billion.

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

Date:	May 2, 2019	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)