Form 10-Q
period 2019-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2019-08-01
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
4101 Washington Avenue Newport News, Virginia 23607
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of July 26, 2019, 41,334,537 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2019	2018	2019	2018
Sales and service revenues
Product sales	$1,520	$1,499	$3,010	$2,869
Service revenues	668	521	1,258	1,025
Sales and service revenues	2,188	2,020	4,268	3,894
Cost of sales and service revenues
Cost of product sales	1,250	1,147	2,508	2,210
Cost of service revenues	584	421	1,078	853
Income from operating investments, net	5	2	9	4
Other income and gains	—	12	—	14
General and administrative expenses	184	209	355	401
Operating income	175	257	336	448
Other income (expense)
Interest expense	(18)	(15)	(34)	(30)
Non-operating retirement benefit	2	19	5	37
Other, net	5	1	6	2
Earnings before income taxes	164	262	313	457
Federal and foreign income taxes	36	23	67	62
Net earnings	$128	$239	$246	$395

Basic earnings per share	$3.07	$5.41	$5.91	$8.88
Weighted-average common shares outstanding	41.7	44.2	41.6	44.5

Diluted earnings per share	$3.07	$5.40	$5.91	$8.86
Weighted-average diluted shares outstanding	41.7	44.3	41.6	44.6

Dividends declared per share	$0.86	$0.72	$1.72	$1.44

Net earnings from above	$128	$239	$246	$395
Other comprehensive income
Change in unamortized benefit plan costs	24	21	49	41
Other	—	(2)	—	(2)
Tax expense for items of other comprehensive income	(6)	(6)	(12)	(11)
Other comprehensive income, net of tax	18	13	37	28
Comprehensive income	$146	$252	$283	$423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30 2019	December 31 2018
Assets
Current Assets
Cash and cash equivalents	$29	$240
Accounts receivable, net of allowance for doubtful accounts of $7 million as of 2019 and $9 million as of 2018	564	252
Contract assets	1,259	1,003
Inventoried costs, net	126	128
Prepaid expenses and other current assets	145	122
Total current assets	2,123	1,745
Property, plant, and equipment, net of accumulated depreciation of $1,896 million as of 2019 and $1,829 million as of 2018	2,626	2,517
Operating lease assets	216	—
Goodwill	1,403	1,263
Other intangible assets, net of accumulated amortization of $587 million as of 2019 and $564 million as of 2018	518	492
Deferred tax assets	120	163
Miscellaneous other assets	224	203
Total assets	$7,230	$6,383
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$616	$562
Accrued employees’ compensation	283	248
Current portion of postretirement plan liabilities	131	131
Current portion of workers’ compensation liabilities	227	225
Contract liabilities	338	331
Other current liabilities	307	332
Total current liabilities	1,902	1,829
Long-term debt	1,698	1,283
Pension plan liabilities	763	764
Other postretirement plan liabilities	346	348
Workers’ compensation liabilities	459	454
Long-term operating lease liabilities	179	—
Other long-term liabilities	255	189
Total liabilities	5,602	4,867
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.2 million shares issued and 41.4 million shares outstanding as of June 30, 2019, and 53.1 million shares issued and 41.9 million shares outstanding as of December 31, 2018	1	1
Additional paid-in capital	1,943	1,954
Retained earnings	2,783	2,609
Treasury stock	(1,848)	(1,760)
Accumulated other comprehensive loss	(1,251)	(1,288)
Total stockholders’ equity	1,628	1,516
Total liabilities and stockholders’ equity	$7,230	$6,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2019	2018
Operating Activities
Net earnings	$246	$395
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	83	85
Amortization of purchased intangibles	23	18
Amortization of debt issuance costs	1	2
Provision for doubtful accounts	(2)	—
Stock-based compensation	12	15
Deferred income taxes	30	11
Change in
Accounts receivable	(301)	72
Contract assets	(238)	(320)
Inventoried costs	(1)	9
Prepaid expenses and other assets	(43)	(17)
Accounts payable and accruals	107	142
Retiree benefits	46	(56)
Other non-cash transactions, net	4	3
Net cash provided by (used in) operating activities	(33)	359
Investing Activities
Capital expenditures
Capital expenditure additions	(234)	(177)
Grant proceeds for capital expenditures	69	19
Acquisitions of businesses, net of cash received	(196)	—
Investment in affiliates	—	(10)
Proceeds from disposition of assets	—	3
Net cash used in investing activities	(361)	(165)
Financing Activities
Proceeds from revolving credit facility borrowings	3,286	—
Repayment of revolving credit facility borrowings	(2,872)	—
Dividends paid	(72)	(64)
Repurchases of common stock	(136)	(408)
Employee taxes on certain share-based payment arrangements	(23)	(25)
Net cash provided by (used in) financing activities	183	(497)
Change in cash and cash equivalents	(211)	(303)
Cash and cash equivalents, beginning of period	240	701
Cash and cash equivalents, end of period	$29	$398
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$89	$21
Cash paid for interest	$35	$31
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$9	$7
Accrued repurchases of common stock	$—	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2019 and 2018 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of March 31, 2018	$1	$1,924	$2,029	$(1,138)	$(1,098)	$1,718
Net earnings	—	—	239	—	—	239
Dividends declared ($0.72 per share)	—	—	(32)	—	—	(32)
Stock compensation	—	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	—	13	13
Treasury stock activity	—	—	—	(247)	—	(247)
Balance as of June 30, 2018	$1	$1,932	$2,236	$(1,385)	$(1,085)	$1,699

Balance as of March 31, 2019	$1	$1,936	$2,691	$(1,796)	$(1,269)	$1,563
Net earnings	—	—	128	—	—	128
Dividends declared ($0.86 per share)	—	—	(36)	—	—	(36)
Stock compensation	—	7	—	—	—	7
Other comprehensive income, net of tax	—	—	—	—	18	18
Treasury stock activity	—	—	—	(52)	—	(52)
Balance as of June 30, 2019	$1	$1,943	$2,783	$(1,848)	$(1,251)	$1,628

Six Months Ended June 30, 2019 and 2018 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2017	$1	$1,942	$1,687	$(972)	$(900)	$1,758
Net earnings	—	—	395	—	—	395
Dividends declared ($1.44 per share)	—	—	(64)	—	—	(64)
Stock compensation	—	(10)	—	—	—	(10)
Other comprehensive income, net of tax	—	—	—	—	28	28
Treasury stock activity	—	—	—	(413)	—	(413)
Effect of Accounting Standards Update 2014-09	—	—	5	—	—	5
Effect of Accounting Standards Update 2016-01	—	—	11	—	(11)	—
Effect of Accounting Standards Update 2018-02	—	—	202	—	(202)	—
Balance as of June 30, 2018	$1	$1,932	$2,236	$(1,385)	$(1,085)	$1,699

Balance as of December 31, 2018	$1	$1,954	$2,609	$(1,760)	$(1,288)	$1,516
Net earnings	—	—	246	—	—	246
Dividends declared ($1.72 per share)	—	—	(72)	—	—	(72)
Stock compensation	—	(11)	—	—	—	(11)
Other comprehensive income, net of tax	—	—	—	—	37	37
Treasury stock activity	—	—	—	(88)	—	(88)
Balance as of June 30, 2019	$1	$1,943	$2,783	$(1,848)	$(1,251)	$1,628

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

For the six months ended June 30, 2019, the Company recognized cash grant benefits of approximately $69 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the six months ended June 30, 2018, the Company recognized cash grant benefits of approximately $19 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position.
Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $130 million and $109 million as of June 30, 2019, and December 31, 2018, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

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

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. For the year ended December 31, 2018, the Company received $8 million from Northrop Grumman under the Separation Agreement. As of each of June 30, 2019, and December 31, 2018, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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

In connection with winding down shipbuilding at its Avondale facility, the Company incurred and paid related restructuring and shutdown costs. Pursuant to applicable provisions of the FAR and CAS for the treatment of restructuring and shutdown related costs, the Company began amortizing the deferred costs over five years in

2014. In November 2017, the U.S. Government and the Company reached a settlement to treat $251 million of these costs as allowable costs, a majority of which were billed to the U.S. Government and collected by the end of 2018. The settlement was consistent with management’s cost recovery expectations and did not have a material effect on the Company’s statements of financial position or results of operations. In October 2018, the Company completed a sale of the Avondale facility. In addition to cash proceeds, the Company financed a portion of the transaction over nine years, resulting in a net gain of $7 million, recognized as a reduction to cost of sales in the fourth quarter of 2018.

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

5. ACQUISITIONS

On February 25, 2019, the Company acquired Fulcrum IT Services, LLC ("Fulcrum"), an information technology and government consulting company, for approximately $195 million in cash, net of $1 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $133 million of goodwill, which includes the value of Fulcrum's workforce, all of which was allocated to its Technical Solutions segment, as well as $49 million of intangible assets related to existing contract backlog. See Note 11: Goodwill and Other Intangible Assets. The Company has not completed the purchase price allocation due to potential adjustments upon finalization of the net working capital adjustment and the fair values of the assets acquired and liabilities assumed. The assets, liabilities, and results of operations of Fulcrum are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On December 3, 2018, the Company acquired G2, Inc. ("G2"), a provider of cybersecurity solutions to the U.S. Government, for approximately $77 million in cash, net of $2 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $46 million of goodwill, which includes the value of G2's workforce, all of which was allocated to its Technical Solutions segment, as well as $20 million of intangible assets related to existing contract backlog. For the six months ended June 30, 2019, the Company recorded an increase in goodwill of $7 million, primarily driven by the finalization of a net working capital adjustment and the fair value calculations for certain assets and liabilities. See Note 11: Goodwill and Other Intangible Assets. The Company has not completed the purchase price allocation due to potential adjustments upon finalization of the fair values of certain assets acquired and liabilities assumed. The assets, liabilities, and results of operations of G2 are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

6. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program from October 31, 2019, to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2019, the Company repurchased 429,940 shares at an aggregate cost of $88 million. For the six months ended June 30, 2019, the Company also settled for cash $48 million of shares repurchased in the prior year. For the six months ended June 30, 2018, the Company repurchased 1,805,667 shares at an aggregate cost of $413 million, of which approximately $7 million was not yet settled for cash as of June 30, 2018. For the six months ended June 30, 2018, the Company also settled for cash $2 million of shares repurchased in the prior year. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.86 and $0.72 for the three months ended June 30, 2019 and 2018, respectively. The Company declared cash dividends per share of $1.72 and $1.44 for the six months ended June 30, 2019 and 2018, respectively. The Company paid cash dividends totaling $72 million and $64 million for the six months ended June 30, 2019 and 2018, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of June 30, 2019, was comprised of unamortized benefit plan costs of $1,246 million and other comprehensive loss items of $5 million. The accumulated other comprehensive loss as of December 31, 2018, was comprised of unamortized benefit plan costs of $1,283 million and other comprehensive loss items of $5 million.
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2019 and 2018, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2018	$(1,095)	$(3)	$(1,098)
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss
Amortization of net actuarial loss[1]	21	—	21
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	15	(2)	13
Balance as of June 30, 2018	$(1,080)	$(5)	$(1,085)

Balance as of March 31, 2019	(1,264)	(5)	(1,269)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(2)	—	(2)
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	18	—	18
Balance as of June 30, 2019	$(1,246)	$(5)	$(1,251)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2017	$(906)	$6	$(900)
Other comprehensive income (loss) before reclassifications		(2)	(2)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	1	—	1
Amortization of net actuarial loss[1]	40	—	40
Tax expense for items of other comprehensive income	(11)	—	(11)
Net current period other comprehensive income	30	(2)	28
Effect of Accounting Standards Update 2016-01[2]	—	(11)	(11)
Effect of Accounting Standards Update 2018-02[3]	(204)	2	(202)
Balance as of June 30, 2018	(1,080)	(5)	(1,085)

Balance as of December 31, 2018	(1,283)	(5)	(1,288)
Other comprehensive income (loss) before reclassifications	—		—
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(2)	—	(2)
Amortization of net actuarial loss[1]	51	—	51
Tax expense for items of other comprehensive income	(12)	—	(12)
Net current period other comprehensive income	37	—	37
Balance as of June 30, 2019	$(1,246)	$(5)	$(1,251)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2019 and 2018, was $6 million. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018, was $12 million and $11 million, respectively.
2 The Company adopted ASU 2016-01 "Financial Statements - Overall (Subtopic 825-10)" as of January 1, 2018. Accordingly, accumulated other comprehensive income of $11 million related to available-for-sale securities, net of $4 million tax expense, was reclassified to retained earnings.
3 The Company adopted ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220)" as of January 1, 2018. Accordingly, stranded tax effects of $202 million related to the Tax Act were reclassified to retained earnings.

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2019	2018	2019	2018
Net earnings	$128	$239	$246	$395

Weighted-average common shares outstanding	41.7	44.2	41.6	44.5
Net dilutive effect of stock awards	—	0.1	—	0.1
Dilutive weighted-average common shares outstanding	41.7	44.3	41.6	44.6

Earnings per share - basic	$3.07	$5.41	$5.91	$8.88
Earnings per share - diluted	$3.07	$5.40	$5.91	$8.86

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three and six months ended June 30, 2019 and 2018.

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

Services - The Technical Solutions segment generates revenue primarily under U.S. Government contracts from the provision of fleet support and MDIS services. Contracts generally are structured using either an Indefinite Delivery/Indefinite Quantity ("IDIQ") vehicle, under which orders are issued, or a standalone contract. Contracts may be fixed-price or cost-type, include variable consideration such as incentives and awards, and structured as task orders under an IDIQ contract vehicle or requirements contract vehicle. In either case, the Company generally performs over the course of a short-duration period and may continue to perform upon exercise of related period of performance options that are also short in duration, generally one year. The Company’s performance obligations vary in nature and may be stand-ready, in which case the Company responds to the customer’s needs on the basis of its demand, a recurring service, typically recurring maintenance services, or a single performance obligation that does not comprise a series of distinct services.

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

	Three Months Ended June 30, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$556	$951	$13	$—	$1,520
Service revenues	65	314	289	—	668
Intersegment	1	2	34	(37)	—
Sales and service revenues	$622	$1,267	$336	$(37)	$2,188
Customer Type
Federal	$621	$1,265	$231	$—	$2,117
Commercial	—	—	71	—	71
Intersegment	1	2	34	(37)	—
Sales and service revenues	$622	$1,267	$336	$(37)	$2,188
Contract Type
Firm fixed-price	$23	$1	$57	$—	$81
Fixed-price incentive	490	560	1	—	1,051
Cost-type	108	704	138	—	950
Time and materials	—	—	106	—	106
Intersegment	1	2	34	(37)	—
Sales and service revenues	$622	$1,267	$336	$(37)	$2,188

	Three Months Ended June 30, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$577	$903	$19	$—	$1,499
Service revenues	52	277	192	—	521
Intersegment	—	3	32	(35)	—
Sales and service revenues	$629	$1,183	$243	$(35)	$2,020
Customer Type
Federal	$629	$1,180	$141	$—	$1,950
Commercial	—	—	69	—	69
State and local government agencies	—	—	1	—	1
Intersegment	—	3	32	(35)	—
Sales and service revenues	$629	$1,183	$243	$(35)	$2,020
Contract Type
Firm fixed-price	$18	$1	$41	$—	$60
Fixed-price incentive	528	480	—	—	1,008
Cost-type	83	699	92	—	874
Time and materials	—	—	78	—	78
Intersegment	—	3	32	(35)	—
Sales and service revenues	$629	$1,183	$243	$(35)	$2,020

	Six Months Ended June 30, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,094	$1,890	$26	$—	$3,010
Service revenues	111	640	507	—	1,258
Intersegment	1	2	60	(63)	—
Sales and service revenues	$1,206	$2,532	$593	$(63)	$4,268
Customer Type
Federal	$1,205	$2,530	$396	$—	$4,131
Commercial	—	—	137	—	137
Intersegment	1	2	60	(63)	—
Sales and service revenues	$1,206	$2,532	$593	$(63)	$4,268
Contract Type
Firm fixed-price	$40	$3	$93	$—	$136
Fixed-price incentive	968	1,013	1	—	1,982
Cost-type	197	1,514	250	—	1,961
Time and materials	—	—	189	—	189
Intersegment	1	2	60	(63)	—
Sales and service revenues	$1,206	$2,532	$593	$(63)	$4,268

	Six Months Ended June 30, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,111	$1,725	$33	$—	$2,869
Service revenues	103	537	385	—	1,025
Intersegment	—	3	58	(61)	—
Sales and service revenues	$1,214	$2,265	$476	$(61)	$3,894
Customer Type
Federal	$1,214	$2,262	$292	$—	$3,768
Commercial	—	—	125	—	125
State and local government agencies	—	—	1	—	1
Intersegment	—	3	58	(61)	—
Sales and service revenues	$1,214	$2,265	$476	$(61)	$3,894
Contract Type
Firm fixed-price	$42	$4	$81	$—	$127
Fixed-price incentive	1,014	897	1	—	1,912
Cost-type	158	1,361	185	—	1,704
Time and materials	—	—	151	—	151
Intersegment	—	3	58	(61)	—
Sales and service revenues	$1,214	$2,265	$476	$(61)	$3,894

	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
Major Programs
Amphibious assault ships	$325	$327	$622	$615
Surface combatants and coast guard cutters	295	302	581	598
Other	2	—	3	1
Total Ingalls	622	629	1,206	1,214
Aircraft carriers	746	654	1,459	1,241
Submarines	363	386	731	745
Other	158	143	342	279
Total Newport News	1,267	1,183	2,532	2,265
Government and energy services	280	201	488	395
Oil and gas services	56	42	105	81
Total Technical Solutions	336	243	593	476
Intersegment eliminations	(37)	(35)	(63)	(61)
Sales and service revenues	$2,188	$2,020	$4,268	$3,894

As of June 30, 2019, the Company had $39.4 billion of remaining performance obligations. The Company expects to recognize approximately 25% of its remaining performance obligations as revenue through 2020, an additional 30% through 2022, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended June 30, 2019, net cumulative catch-up adjustments increased operating income and diluted earnings per share by $19 million and $0.35, respectively. For the three months ended June 30, 2018, net cumulative catch-up adjustments increased operating income and diluted earnings per share by $37 million and $0.66, respectively. For the six months ended June 30, 2019, net cumulative catch-up adjustments increased operating income and diluted earnings per share by $13 million and $0.24, respectively. For the six months ended June 30, 2018, net cumulative catch-up adjustments increased operating income and diluted earnings per share by $65 million and $1.15, respectively. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $249 million from December 31, 2018, to June 30, 2019, primarily due to an increase in contract assets as a result of revenue on certain U.S. Navy contracts. For the three and six months ended June 30, 2019, the Company recognized revenue of $27 million and $244 million, respectively, related to its contract liabilities as of December 31, 2018.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
Sales and Service Revenues
Ingalls	$622	$629	$1,206	$1,214
Newport News	1,267	1,183	2,532	2,265
Technical Solutions	336	243	593	476
Intersegment eliminations	(37)	(35)	(63)	(61)
Sales and service revenues	$2,188	$2,020	$4,268	$3,894
Operating Income
Ingalls	$69	$83	$115	$147
Newport News	70	91	148	142
Technical Solutions	(1)	7	4	9
Segment operating income	138	181	267	298
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	37	73	71	145
Non-current state income taxes	—	3	(2)	5
Operating income	$175	$257	$336	$448

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment.

($ in millions)	June 30 2019	December 31 2018
Assets
Ingalls	$1,673	$1,448
Newport News	4,029	3,572
Technical Solutions	1,120	734
Corporate	408	629
Total assets	$7,230	$6,383

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	June 30 2019	December 31 2018
Production costs of contracts in process[1]	$27	$34
Raw material inventory	99	94
Total inventoried costs, net	$126	$128

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

Accumulated goodwill impairment losses as of each of June 30, 2019, and December 31, 2018, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of June 30, 2019, and December 31, 2018, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of June 30, 2019, and December 31, 2018, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of June 30, 2019, and December 31, 2018, were $122 million.

For the six months ended June 30, 2019, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2018	175	721	367	1,263
Acquisitions	—	—	133	133
Adjustments	—	—	7	7
Balance as of June 30, 2019	$175	$721	$507	$1,403

Other Intangible Assets

The Company's purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $12 million and $9 million for the three months ended June 30, 2019 and 2018, respectively. Aggregate amortization expense was $23 million and $18 million for the six months ended June 30, 2019 and 2018, respectively.

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

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rates on earnings from operations for the three months ended June 30, 2019 and 2018, were 22.0% and 8.8%, respectively. For the six months ended June 30, 2019 and 2018, the Company's effective tax rates on earnings from operations were 21.4% and 13.6%, respectively. The higher effective tax rates for the three and six months ended June 30, 2019, were primarily attributable to a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years recorded in 2018.

For the three months ended June 30, 2019, the Company's effective tax rate differed from the federal statutory rate primarily as a result of an unfavorable adjustment to claims for research and development tax credits for prior tax years. For the six months ended June 30, 2019, the Company’s effective tax rate differed from the federal statutory rate primarily as a result of an unfavorable adjustment to claims for research and development tax credits for prior tax years, partially offset by income tax benefits resulting from stock award settlement activity. For the three and six months ended June 30, 2018, the Company’s effective tax rate differed from the federal statutory rate primarily as a result of a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years.

The Company's unrecognized tax benefits decreased by $1 million during the three and six months ended June 30, 2019. As of June 30, 2019, the estimated amounts of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $24 million. Assuming a sustainment of these positions, the reversal of the $24 million accrual would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2019, interest resulting from the unrecognized tax benefits noted above increased income tax expense less than $1 million.
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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30 2019	December 31 2018
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Revolving credit facility borrowings	414	—
Less unamortized debt issuance costs	(21)	(22)
Total long-term debt	$1,698	$1,283

Credit Facility - In November 2017, the Company terminated its Second Amended and Restated Credit Agreement and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit ratings, which may vary between 1.125% and 1.500%. The variable interest rate on outstanding borrowings as of June 30, 2019 was LIBOR plus 1.250%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s credit ratings. The commitment fee rate as of June 30, 2019, was 0.25% and may vary between 0.20% and 0.30%.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

As of June 30, 2019, the Company had $414 million of outstanding borrowings and $22 million in issued but undrawn letters of credit under the revolving credit facility. The remaining $814 million of the revolving credit facility was unutilized. The Company had unamortized debt issuance costs associated with its credit facilities of $8 million as of June 30, 2019, and December 31, 2018.

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

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $13 million and $14 million as of June 30, 2019, and December 31, 2018, respectively.

Mississippi Economic Development Revenue Bonds - As of each of June 30, 2019, and December 31, 2018, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of June 30, 2019, and December 31, 2018, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the six months ended June 30, 2019.

The estimated fair values of the Company's total long-term debt as of June 30, 2019, and December 31, 2018, were $1,765 million and $1,292 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of June 30, 2019, the aggregate amounts of principal payments due on long-term debt within the next five years included $414 million due in 2022 and $84 million due in 2024.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the six months ended June 30, 2019 and 2018, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - In March 2019, a new dry dock being transported for delivery to Ingalls by a heavy lift ship struck an Ingalls work barge, which in turn was pushed into Delbert D. Black (DDG 119) causing damage to Delbert D. Black (DDG 119), the work barge, and the new dry dock. At the time of the incident, responsibility for the new dry dock remained with the builder and the transport company. Repair work on Delbert D. Black (DDG 119) is in process at U.S. Navy direction. The Company is working with the U.S. Navy to ascertain whether third parties will pay for the repairs to Delbert D. Black (DDG 119) or whether the repairs will be paid under the builder's risk insurance included in the Delbert D. Black (DDG 119) contract. Claims have been tendered to the Company's insurers, and HII has begun receiving claim proceeds. In April 2019, the Company filed suit in the U.S. District Court for the Southern District of Mississippi seeking, among other relief, damages from negligent third parties. Based on information currently available, management believes it will collect sufficient funds from one or more third parties to compensate for the resulting direct and consequential damages, but failure to collect sufficient funds or the length of time required to collect such funds could result in a material effect on the Company’s financial position, results of operations, or cash flows.

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

15. LEASES

The Company leases certain land, warehouses, office space, and production, office, and technology equipment, among other items. Most equipment is leased on a monthly basis. Many land, warehouse, and office space leases include renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are generally limited by the expected lease term. Our lease agreements do not generally contain material residual value guarantees, material restrictive covenants, or purchase options. Our lease portfolio consists primarily of operating leases. Amounts prior to January 1, 2019, are reported under Topic 840, and amounts after January 1, 2019, are reported under Topic 842 in accordance with ASU 2016-02.

Lease costs and related information were as follows:

	Three Months Ended June 30	Six Months Ended June 30
($ in millions)	2019	2019
Operating lease costs	$12	$23
Short-term operating lease costs	$7	$12
Variable operating lease costs	$2	$3
Operating cash flows from operating leases	$(11)	$(22)
Right-of-use assets obtained in exchange for new operating lease liabilities	$4	$17
Weighted-average remaining lease term (years) - operating leases	11 years	11 years
Weighted-average discount rate - operating leases	4.5%	4.5%

The undiscounted future non-cancellable lease payments under our operating leases are as follows:

Year:	June 30 2019	December 31 2018
2019	$23	$41
2020	42	36
2021	37	30
2022	29	20
2023	22	13
Thereafter	125	56
Total Lease payments	278	196
Less: imputed interest	62	—
Present value of lease liabilities	$216	$—

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and are included in contract profit margins to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2019, recognized amounts related to claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of June 30, 2019, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters -The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party

("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimated that as of June 30, 2019, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies primarily to support the Company's self-insured workers' compensation plans. As of June 30, 2019, the Company had $22 million in issued but undrawn standby letters of credit, as indicated in Note 13: Debt, and $273 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 41,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, which expire in December 2019, November 2020, November 2021, and December 2022. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 50 Technical Solutions employees at various locations are represented by unions and perform work under collective bargaining agreements. The Company believes its relationship with its employees is satisfactory.

Collective bargaining agreements generally expire after three years to five years and are subject to renegotiation at that time. The Company does not expect the results of these negotiations, either individually or in the aggregate, to have a material effect on the Company's consolidated results of operations.

17. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, postretirement benefit plans, and defined contribution pension plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$36	$40	$1	$2	$72	$79	$3	$4
Interest cost	70	63	5	5	139	127	10	10
Expected return on plan assets	(101)	(108)	—	—	(203)	(215)	—	—
Amortization of prior service cost (credit)	4	6	(6)	(6)	9	12	(11)	(11)
Amortization of net actuarial loss (gain)	28	21	(2)	—	56	41	(5)	(1)
Net periodic benefit cost	$37	$22	$(2)	$1	$73	$44	$(3)	$2

The Company made the following contributions to its defined benefit pension and other postretirement benefit plans for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30
($ in millions)	2019	2018
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	5	84
Non-qualified	3	3
Other benefit plans	16	16
Total contributions	$24	$103

For the year ending December 31, 2019, the Company expects cash contributions to its qualified defined benefit plans to be $21 million, all of which will be discretionary.

18. STOCK COMPENSATION PLANS

During the six months ended June 30, 2019 and 2018, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2019, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $210.26. These rights are subject to cliff vesting on December 31, 2021. For the six months ended June 30, 2018, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $260.69. These rights are subject to cliff vesting on December 31, 2020. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the six months ended June 30, 2019 and 2018, 0.3 million and 0.2 million stock awards vested, respectively, of which approximately 0.1 million for each year were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2019:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	368	$201.85	1.3

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended June 30, 2019 and 2018, of $7 million and $8 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the six months ended June 30, 2019 and 2018, of $12 million and $15 million, respectively.

The Company recorded tax benefits related to stock awards of $1 million and $2 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded tax benefits related to stock awards of $2 million and $3 million for the six months ended June 30, 2019 and 2018, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the three months ended June 30, 2019 and 2018, of less than $1 million. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the six months ended June 30, 2019 and 2018, of $5 million and $7 million, respectively.

Unrecognized Compensation Expense

As of June 30, 2019, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2018, which will be recognized over a weighted average period of 1.6 years, and $39 million of unrecognized compensation expense associated with RPSRs granted in 2019, 2018, and 2017, which will be recognized over a weighted average period of 1.6 years.

19. SUBSIDIARY GUARANTORS

As described in Note 13, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of June 30, 2019, and December 31, 2018, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment. Headquartered in Newport News, Virginia, HII employs approximately 41,000 people domestically and internationally.

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

The Bi-Partisan Budget Act ("BBA") of 2018 provided sequestration relief for fiscal years 2018 and 2019 and raised the budget topline for defense and non-defense discretionary spending. However, sequestration remains in effect for fiscal years 2020 and 2021, unless it is superseded by a bipartisan budget agreement, which Congress is currently considering. Long-term uncertainty remains with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

The President's budget request for fiscal year 2020 was released on March 11, 2019, and is under consideration by Congress. While the budget request reflects continued investment in submarines, destroyers, aircraft carriers, and amphibious warships, it proposes canceling the refueling and complex overhaul of USS Harry S. Truman (CVN 75). The Administration subsequently announced in April 2019 that USS Harry S. Truman (CVN 75) would be refueled.

While prospective enactment of a bipartisan budget agreement for fiscal years 2020 and 2021 would establish new funding levels for defense and non-defense discretionary spending, respective appropriations measures must still be passed by Congress and enacted by the President. We cannot predict the outcome of the fiscal year 2020 budget process or the impact that sequestration cuts could have on the programs in which we participate should a budget agreement fail to be enacted. We also cannot predict the impact reprioritization of readiness and modernization investment may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers, subcontractors, and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

The budget environment, including sequestration as currently mandated, remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures that result from sequestration and other budget priorities will have serious implications for defense discretionary spending, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. While Congress is considering a bipartisan budget agreement to address sequestration for fiscal years 2020 and 2021, we cannot predict the outcome of these efforts. It is likely that budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

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

As of June 30, 2019, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2018.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended				Six Months Ended
	June 30		2019 over 2018		June 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and service revenues	$2,188	$2,020	$168	8%	$4,268	$3,894	$374	10%
Cost of product sales and service revenues	1,834	1,568	266	17%	3,586	3,063	523	17%
Income from operating investments, net	5	2	3	150%	9	4	5	125%
Other income and gains	—	12	(12)	(100)%	—	14	(14)	(100)%
General and administrative expenses	184	209	(25)	(12)%	355	401	(46)	(11)%
Operating income	175	257	(82)	(32)%	336	448	(112)	(25)%
Other income (expense)
Interest expense	(18)	(15)	(3)	(20)%	(34)	(30)	(4)	(13)%
Non-operating retirement benefit	2	19	(17)	(89)%	5	37	(32)	(86)%
Other, net	5	1	4	400%	6	2	4	200%
Federal and foreign income taxes	36	23	13	57%	67	62	5	8%
Net earnings	$128	$239	$(111)	(46)%	$246	$395	$(149)	(38)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended				Six Months Ended
	June 30		2019 over 2018		June 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Product sales	$1,520	$1,499	$21	1%	$3,010	$2,869	$141	5%
Service revenues	668	521	147	28%	1,258	1,025	233	23%
Sales and service revenues	$2,188	$2,020	$168	8%	$4,268	$3,894	$374	10%

Product sales for the three months ended June 30, 2019, increased $21 million, or 1%, compared with the same period in 2018. Product sales for the six months ended June 30, 2019, increased $141 million, or 5%, compared with the same period in 2018. Ingalls product sales decreased $21 million and $17 million for the three and six months ended June 30, 2019, respectively, primarily as a result of lower volumes in amphibious assault ships, the Legend class NSC program, and surface combatants. Newport News product sales increased $48 million for the three months ended June 30, 2019, primarily as a result of higher volumes in aircraft carriers, partially offset by lower volumes in submarines. Newport News product sales increased $165 million for the six months ended June 30, 2019, primarily as a result of higher volumes in aircraft carriers and submarines. Technical Solutions product sales decreased $6 million and $7 million for the three and six months ended June 30, 2019, respectively, primarily as a result of lower volumes on nuclear and environmental products.

Service revenues for the three months ended June 30, 2019, increased $147 million, or 28%, compared with the same period in 2018. Service revenues for the six months ended June 30, 2019, increased $233 million, or 23%, compared with the same period in 2018. Ingalls service revenues increased $13 million for the three months ended June 30, 2019, as a result of higher volumes in amphibious assault ship and surface combatant services. Ingalls service revenues increased $8 million for the six months ended June 30, 2019, as a result of higher volumes in amphibious assault ship services, partially offset by lower volumes in surface combatant services. Newport News service revenues increased $37 million for the three months ended June 30, 2019, primarily as a result of higher volumes in aircraft carrier and naval nuclear support services, partially offset by lower volume in submarine services. Newport News service revenues increased $103 million for the six months ended June 30, 2019, primarily as a result of higher volumes in naval nuclear support and aircraft carrier services, partially offset by lower volume in submarine services. Technical Solutions service revenues increased $97 million and $122 million for the three and six months ended June 30, 2019, respectively, primarily as a result of the addition of Fulcrum and G2, as well as higher volumes in oil and gas, fleet support, and nuclear and environmental services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30		2019 over 2018		June 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Cost of product sales	$1,250	$1,147	$103	9%	$2,508	$2,210	$298	13%
% of product sales	82.2%	76.5%			83.3%	77.0%
Cost of service revenues	584	421	163	39%	1,078	853	225	26%
% of service revenues	87.4%	80.8%			85.7%	83.2%
Income from operating investments, net	5	2	3	150%	9	4	5	125%
Other income and gains	—	12	(12)	(100)%	—	14	(14)	(100)%
General and administrative expenses	184	209	(25)	(12)%	355	401	(46)	(11)%
% of sales and service revenues	8.4%	10.3%			8.3%	10.3%
Cost of sales and service revenues	$2,013	$1,763	$250	14%	$3,932	$3,446	$486	14%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2019, increased $103 million, or 9%, compared with the same period in 2018. Cost of product sales for the six months ended June 30, 2019, increased $298 million, or 13%, compared with the same period in 2018. Ingalls cost of product sales increased $3 million for the three months ended June 30, 2019, primarily as a result of lower risk retirement in amphibious assault ships, partially offset by the lower volumes described above. Ingalls cost of product sales increased $40 million for the six months ended June 30, 2019, primarily as a result of lower risk retirement in amphibious assault ships, partially offset by the lower volumes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Newport News cost of product sales increased $78 million for the three months ended June 30, 2019, primarily as a result of the volume increases described above and lower performance on the Virginia class (SSN 774) submarine program. Newport News cost of product sales increased $207 million for the six months ended June 30, 2019, primarily as a result of the volume increases described above and lower performance on the Virginia class (SSN 774) submarine program, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Technical Solutions cost of product sales decreased $7 million and $8 million for the three and six months ended June 30, 2019, respectively, primarily due to the lower volumes described above. Cost of product sales related to the Operating FAS/CAS Adjustment increased $29 million and $59 million for the three and six months ended June 30, 2019, respectively, as described below.

Cost of product sales as a percentage of product sales increased from 76.5% for the three months ended June 30, 2018, to 82.2% for the three months ended June 30, 2019. This increase was primarily due to an unfavorable change in the Operating FAS/CAS Adjustment, lower risk retirement on the San Antonio class (LPD 17) program, lower performance on the Virginia class (SSN 774) submarine program, and year-to-year variances in contract mix, partially offset by higher risk retirement on the Legend class NSC program. Cost of product sales as a percentage of product sales increased from 77.0% for the six months ended June 30, 2018, to 83.3% for the six months ended June 30, 2019. This increase was primarily due to an unfavorable change in the Operating FAS/CAS Adjustment, lower risk retirement on the San Antonio class (LPD 17) program, lower performance on the Virginia class (SSN 774) submarine program, and year-to-year variances in contract mix, partially offset by higher risk retirement on the Legend class NSC program and one time employee bonus payments in 2018 related to the Tax Act.

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2019, increased $163 million, or 39%, compared with the same period in 2018. Cost of service revenues for the six months ended June 30, 2019, increased $225 million, or 26%, compared with the same period in 2018. Ingalls cost of service revenues increased $10 million for the three months ended June 30, 2019, primarily as a result of the volume changes described above, partially offset by the recognition in 2018 of a loss on a long-term design contract. Ingalls cost of service revenues decreased $1 million for the six months ended June 30, 2019, primarily as a result of the recognition in 2018 of a loss on a long-term design contract, partially offset by the volume changes described above. Newport News cost of service revenues increased $36 million for the three months ended June 30, 2019, primarily as a result of the volume changes described above. Newport News cost of service revenues increased $76 million for the six months ended June 30, 2019, primarily as a result of the volume changes described above. Technical Solutions cost of service revenues increased $110 million for the three months ended June 30, 2019, primarily as a result of the volume changes described above and a loss on a fleet support services contract. Technical Solutions cost of service revenues increased $135 million for the six months ended June 30, 2019, primarily as a result of the volume changes described above and a loss on a fleet support services contract, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Cost of service revenues related to the Operating FAS/CAS Adjustment increased $7 million and $15 million for the three and six months ended June 30, 2019, respectively, as described below.

Cost of service revenues as a percentage of service revenues increased from 80.8% for the three months ended June 30, 2018, to 87.4% for the three months ended June 30, 2019, primarily driven by an unfavorable change in the Operating FAS/CAS Adjustment, a loss on a fleet support services contract, and year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues increased from 83.2% for the six months ended June 30, 2018, to 85.7% for the six months ended June 30, 2019, primarily driven by an unfavorable change in the Operating FAS/CAS Adjustment, a loss on a fleet support services contract, and year-to-year variances in contract mix, partially offset by one time employee bonus payments in 2018 related to the Tax Act, and the recognition in 2018 of a loss on a long-term design contract.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three and six months ended June 30, 2019, increased $3 million and $5 million, respectively, primarily due to higher equity income from our nuclear and environmental joint ventures.

Other Income and Gains

Other income and gains for the three and six months ended June 30, 2019, decreased $12 million and $14 million, respectively, from the same period in 2018, primarily as a result of recoveries related to a settlement agreement at our Ingalls segment in 2018.

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

General and administrative expenses for the three months ended June 30, 2019, decreased $25 million from the same period in 2018, primarily driven by lower overhead costs and current state income tax expense, partially offset by unfavorable changes in non-current state income tax expense and the addition of Fulcrum and G2. General and administrative expenses for the six months ended June 30, 2019, decreased $46 million from the same period in 2018, primarily driven by lower overhead costs and current state income tax expense, partially offset by unfavorable changes in non-current state income tax expense and the addition of Fulcrum and G2.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended				Six Months Ended
	June 30		2019 over 2018		June 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Operating income	$175	$257	$(82)	(32)%	$336	$448	$(112)	(25)%
Operating FAS/CAS Adjustment	(37)	(73)	36	49%	(71)	(145)	74	51%
Non-current state income taxes	—	(3)	3	100%	2	(5)	7	140%
Segment operating income	$138	$181	$(43)	(24)%	$267	$298	$(31)	(10)%

Segment Operating Income

Segment operating income for the three months ended June 30, 2019, was $138 million, a decrease of $43 million from the same period in 2018. The decrease was primarily due to lower performance on the Virginia class (SSN 774) submarine program, lower risk retirement on the San Antonio class (LPD 17) program, a loss on a fleet support services contract, and recoveries related to a settlement agreement in 2018, partially offset by higher risk retirement on the Legend class NSC program. Segment operating income for the six months ended June 30, 2019, was $267 million, a decrease of $31 million from the same period in 2018. The decrease was primarily due to lower risk retirement on the San Antonio class (LPD 17) program, lower performance on the Virginia class (SSN 774) submarine program, a loss on a fleet support services contract, and recoveries related to a settlement agreement in 2018, partially offset by higher volume at our Newport News segment, higher risk retirement on the Legend class NSC program, and one time employee bonus payments in 2018 related to the Tax Act.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended				Six Months Ended
	June 30		2019 over 2018		June 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
FAS expense	$(35)	$(23)	$(12)	(52)%	$(70)	$(46)	$(24)	(52)%
CAS cost	74	115	(41)	(36)%	146	228	(82)	(36)%
FAS/CAS Adjustment	39	92	(53)	(58)%	76	182	(106)	(58)%
Non-operating retirement benefit	(2)	(19)	17	89%	(5)	(37)	32	86%
Operating FAS/CAS Adjustment	$37	$73	$(36)	(49)%	$71	$145	$(74)	(51)%

The Operating FAS/CAS Adjustment was a net benefit of $37 million and $73 million for the three months ended June 30, 2019 and 2018, respectively. The Operating FAS/CAS Adjustment was a net benefit of $71 million and $145 million for the six months ended June 30, 2019 and 2018, respectively. The unfavorable changes in the Operating FAS/CAS Adjustment of $36 million and $74 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, were primarily driven by the more immediate recognition of higher interest rates under CAS.

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

Non-current state income tax expense for the three months ended June 30, 2019, was less than $1 million, compared to a non-current state income tax benefit of $3 million for the same period in 2018. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense primarily attributable to changes in the timing of contract taxable income. Non-current state income tax expense for the six months ended June 30, 2019, was $2 million, compared to a non-current state income tax benefit of $5 million for the same period in 2018. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense primarily attributable to changes in the timing of contract taxable income.

Interest Expense

Interest expense for the three and six months ended June 30, 2019, increased $3 million and $4 million, respectively, compared with the same periods in 2018, primarily due to an increase in borrowings under our revolving credit facility.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and six months ended June 30, 2019, the unfavorable changes in the non-operating retirement benefit of $17 million and $32 million, respectively, were primarily driven by lower 2018 returns on plan assets.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from operations for the three months ended June 30, 2019, was 22.0%, compared with 8.8% for the same period in 2018. Our effective tax rate on earnings from operations for the six months ended June 30, 2019, was 21.4%, compared with 13.6% for the same period in 2018. The higher effective tax rates for the three and six months ended June 30, 2019, were primarily attributable to a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years recorded in 2018.

For the three months ended June 30, 2019, our effective tax rate differed from the federal statutory rate primarily as a result of an unfavorable adjustment to claims for research and development tax credits for prior tax years. For the six months ended June 30, 2019, our effective tax rate differed from the federal statutory rate primarily as a result of an unfavorable adjustment to claims for research and development tax credits for prior tax years, partially offset by income tax benefits resulting from stock award settlement activity. For the three and six months ended June 30, 2018, our effective tax rate differed from the federal statutory rate primarily as a result of a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years. See Note 12: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are organized into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended				Six Months Ended
	June 30		2019 over 2018		June 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and Service Revenues
Ingalls	$622	$629	$(7)	(1)%	$1,206	$1,214	$(8)	(1)%
Newport News	1,267	1,183	84	7%	2,532	2,265	267	12%
Technical Solutions	336	243	93	38%	593	476	117	25%
Intersegment eliminations	(37)	(35)	(2)	(6)%	(63)	(61)	(2)	(3)%
Sales and service revenues	$2,188	$2,020	$168	8%	$4,268	$3,894	$374	10%
Operating Income
Ingalls	$69	$83	$(14)	(17)%	$115	$147	$(32)	(22)%
Newport News	70	91	(21)	(23)%	148	142	6	4%
Technical Solutions	(1)	7	(8)	(114)%	4	9	(5)	(56)%
Segment operating income	138	181	(43)	(24)%	267	298	(31)	(10)%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	37	73	(36)	(49)%	71	145	(74)	(51)%
Non-current state income taxes	—	3	(3)	(100)%	(2)	5	(7)	(140)%
Operating income	$175	$257	$(82)	(32)%	$336	$448	$(112)	(25)%

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

Cumulative Adjustments

For the three and six months ended June 30, 2019 and 2018, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
($ in millions)	2019	2018	2019	2018
Gross favorable adjustments	$63	$50	$94	$102
Gross unfavorable adjustments	(44)	(13)	(81)	(37)
Net adjustments	$19	$37	$13	$65

For the three months ended June 30, 2019, favorable cumulative catch-up adjustments included risk retirement on the Legend class NSC program and other individually insignificant adjustments. During the same period, unfavorable cumulative catch-up adjustments included recognition of a forward loss on a fleet support services contract and other individually insignificant adjustments. For the six months ended June 30, 2019, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program and other individually insignificant adjustments. During the same period, unfavorable cumulative catch-up adjustments included recognition of a forward loss on a fleet support services contract and other individually insignificant adjustments.

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

Ingalls

	Three Months Ended				Six Months Ended
	June 30		2019 over 2018		June 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and service revenues	$622	$629	$(7)	(1)%	$1,206	$1,214	$(8)	(1)%
Segment operating income	69	83	(14)	(17)%	115	147	(32)	(22)%
As a percentage of segment sales	11.1%	13.2%			9.5%	12.1%

Sales and Service Revenues

Ingalls revenues for the three months ended June 30, 2019, decreased $7 million from the same period in 2018, primarily driven by lower revenues in the Legend class NSC program and amphibious assault ships. Revenues on the Legend class NSC program decreased due to lower volumes on Stone (NSC 9), Kimball (NSC 7), and Midgett (NSC 8), partially offset by higher volumes on NSC 11 (unnamed) and NSC 10 (unnamed). Amphibious assault ship revenues decreased as a result of lower volumes on Tripoli (LHA 7) and Fort Lauderdale (LPD 28), partially offset by higher volumes on Bougainville (LHA 8), LPD 30 (unnamed), and Richard M. McCool Jr. (LPD 29). Surface combatant revenues remained constant due to higher volumes on USS Fitzgerald (DDG 62) repair and restoration, Jack H. Lucas (DDG 125), and Jeremiah Denton (DDG 129), offset by lower volumes on Delbert D. Black (DDG 119), Paul Ignatius (DDG 117), and Frank E. Petersen Jr. (DDG 121).

Ingalls revenues for the six months ended June 30, 2019, decreased $8 million from the same period in 2018, primarily driven by lower revenues in surface combatants and the Legend class NSC program, partially offset by higher revenues in amphibious assault ships. Surface combatant revenues decreased due to lower volumes on Delbert D. Black (DDG 119), Paul Ignatius (DDG 117), and Frank E. Petersen Jr. (DDG 121), partially offset by higher volumes on USS Fitzgerald (DDG 62) repair and restoration, Ted Stevens (DDG 128), Jack H. Lucas (DDG 125), Jeremiah Denton (DDG 129), and George M. Neal (DDG 131). Revenues on the Legend class NSC program decreased due to lower volumes on Stone (NSC 9) and Kimball (NSC 7), partially offset by higher volumes on NSC 11 (unnamed) and NSC 10 (unnamed). Amphibious assault ship revenues increased as a result of higher volumes on Bougainville (LHA 8), Richard M. McCool Jr. (LPD 29), and LPD 30 (unnamed), partially offset by lower volumes on Tripoli (LHA 7), Fort Lauderdale (LPD 28), and the delivered USS Portland (LPD 27), as well as lower risk retirement on the San Antonio class (LPD 17) program.

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2019, was $69 million, compared with $83 million for the same period in 2018. The decrease was primarily due to lower risk retirement on the San Antonio class (LPD 17) program, as well as recoveries related to a settlement agreement in 2018, partially offset by higher risk retirement on the Legend class NSC program.

Ingalls segment operating income for the six months ended June 30, 2019, was $115 million, compared with $147 million for the same period in 2018. The decrease was primarily due to lower risk retirement on the San Antonio class (LPD 17) program, as well as recoveries related to a settlement agreement in 2018, partially offset by higher risk retirement on the Legend class NSC program and one time employee bonus payments in 2018 related to the Tax Act.

Newport News

	Three Months Ended				Six Months Ended
	June 30		2019 over 2018		June 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and service revenues	$1,267	$1,183	$84	7%	$2,532	$2,265	$267	12%
Segment operating income	70	91	(21)	(23)%	148	142	6	4%
As a percentage of segment sales	5.5%	7.7%			5.8%	6.3%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2019, increased $84 million, or 7%, from the same period in 2018, primarily driven by higher revenues in aircraft carriers and naval nuclear support services, partially offset by lower revenues in submarines. Aircraft carrier revenues increased primarily as a result of higher volumes on the advance planning contract for Enterprise (CVN 80) and the advance planning contract for the RCOH of USS John C. Stennis (CVN 74), partially offset by lower volumes on John F. Kennedy (CVN 79) and the RCOH of USS George Washington (CVN 73). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support, facility maintenance, and carrier fleet support services. Submarine revenues related to the Virginia class (SSN 774) submarine program decreased due to lower volumes on Block III and Block IV boats, partially offset by higher volumes on Block V boats.

Newport News revenues for the six months ended June 30, 2019, increased $267 million, or 12%, from the same period in 2018, primarily driven by higher revenues in aircraft carriers and naval nuclear support services, partially offset by lower revenues in submarines. Aircraft carrier revenues increased primarily as a result of higher volumes on the advance planning contract for Enterprise (CVN 80) and the advance planning contract for the RCOH of USS John C. Stennis (CVN 74), partially offset by lower volumes on John F. Kennedy (CVN 79). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services. Submarine revenues related to the Virginia class (SSN 774) submarine program decreased due to lower volumes on Block III boats, partially offset by higher volumes on Block IV and Block V boats.

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2019, was $70 million, compared with $91 million for the same period in 2018. The decrease was primarily due to lower performance on the Virginia class (SSN 774) submarine program.

Newport News segment operating income for the six months ended June 30, 2019, was $148 million, compared with $142 million for the same period in 2018. The increase was primarily due to the higher volumes described above and one time employee bonus payments in 2018 related to the Tax Act, partially offset by lower performance on the Virginia class (SSN 774) submarine program.

Technical Solutions

	Three Months Ended				Six Months Ended
	June 30		2019 over 2018		June 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and service revenues	$336	$243	$93	38%	$593	$476	$117	25%
Segment operating income (loss)	(1)	7	(8)	(114)%	4	9	(5)	(56)%
As a percentage of segment sales	(0.3)%	2.9%			0.7%	1.9%

Sales and Service Revenues

Technical Solutions revenues for the three months ended June 30, 2019, increased $93 million, or 38%, from the same period in 2018, due to higher MDIS revenues primarily attributable to the additions of Fulcrum and G2, as well as higher oil and gas, fleet support, and nuclear and environmental revenues.

Technical Solutions revenues for the six months ended June 30, 2019, increased $117 million, or 25%, from the same period in 2018, primarily due to higher MDIS revenues primarily attributable to the additions of Fulcrum and G2, as well as higher oil and gas and nuclear and environmental revenues.

Segment Operating Income

Technical Solutions segment operating loss for the three months ended June 30, 2019, was $1 million, compared with income of $7 million for the same period in 2018. The decrease was primarily due to a loss on a fleet support services contract, partially offset by higher equity income from our nuclear and environmental joint ventures.

Technical Solutions segment operating income for the six months ended June 30, 2019, was $4 million, compared with $9 million for the same period in 2018. The decrease was primarily due to a loss on a fleet support services contract, partially offset by higher equity income from our nuclear and environmental joint ventures and one time employee bonus payments in 2018 related to the Tax Act.

BACKLOG

Total backlog as of June 30, 2019 and December 31, 2018, was approximately $39 billion and $23 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2019, and December 31, 2018:

	June 30, 2019			December 31, 2018
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,340	$1,626	$11,966	$9,943	$1,422	$11,365
Newport News	8,285	17,995	26,280	6,767	4,144	10,911
Technical Solutions	275	855	1,130	339	380	719
Total backlog	$18,900	$20,476	$39,376	$17,049	$5,946	$22,995

Approximately 31% of the $23 billion total backlog as of December 31, 2018, is expected to be converted into sales in 2019. U.S. Government orders comprised substantially all of the total backlog as of June 30, 2019, and December 31, 2018.

Awards

The value of new contract awards during the six months ended June 30, 2019, was approximately $20.5 billion. Significant new awards during the period included contracts for the detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and CVN 81 (unnamed) and the San Antonio class (LPD 17) amphibious transport dock LPD 30 (unnamed).

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

The following table summarizes key components of cash flow provided by operating activities:

	Six Months Ended		2019 over
	June 30		2018
($ in millions)	2019	2018	Dollars
Net earnings	$246	$395	$(149)
Depreciation and amortization	107	105	2
Provision for doubtful accounts	(2)	—	(2)
Stock-based compensation	12	15	(3)
Deferred income taxes	30	11	19
Retiree benefit funding less than (in excess of) expense	46	(56)	102
Trade working capital decrease (increase)	(472)	(111)	(361)
Net cash provided by (used in) operating activities	$(33)	$359	$(392)

Cash Flows

We discuss below our major operating, investing, and financing activities for the six months ended June 30, 2019 and 2018, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019, was $33 million, compared with $359 million provided by operating activities for the same period in 2018. The unfavorable change in operating cash flow was primarily due to changes in trade working capital and higher cash paid for income taxes, partially offset by lower contributions to retiree benefit plans. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the six months ended June 30, 2019, we made discretionary contributions to our qualified defined benefit pension plans totaling $5 million, compared with $84 million of discretionary contributions for the same period in 2018. For the year ending December 31, 2019, we expect cash contributions to our qualified defined benefit plans to be $21 million, all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2019, was $361 million, compared with $165 million used in investing activities for the same period in 2018. The increase in investing cash used was driven by the acquisition of Fulcrum. For 2019, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 3% to 3.5% of annual revenues.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019, was $183 million, compared with $497 million used in financing activities for the same period in 2018. The change in financing cash was primarily due to $414 million of net proceeds from revolving credit facility borrowings, a decrease of $272 million of common stock repurchases, and a decrease of $2 million in employee taxes on certain share-based payment arrangements, partially offset by a $8 million increase in cash dividend payments.

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

The following table reconciles net cash provided by (used in) operating activities to free cash flow:

	Six Months Ended		2019 over
	June 30		2018
($ in millions)	2019	2018	Dollars
Net cash provided by (used in) operating activities	$(33)	$359	$(392)
Less capital expenditures:
Capital expenditure additions	(234)	(177)	(57)
Grant proceeds for capital expenditures	69	19	50
Free cash flow	$(198)	$201	$(399)

Free cash flow for the six months ended June 30, 2019, decreased $399 million from the same period in 2018, primarily due to changes in trade working capital, higher cash paid for income taxes, and higher capital expenditures, partially offset by lower contributions to retiree benefit plans.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of

June 30, 2019 and 2018, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2019, we had $22 million in issued but undrawn standby letters of credit and $273 million of surety bonds outstanding.

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

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered USS John Finn (DDG 113), in 2017 we delivered Ralph Johnson (DDG 114), and in 2019 we delivered Paul Ignatius (DDG 117). We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), DDG 135 (unnamed), and DDG 137 (unnamed).

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

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The plan is for a total of 11 ships, of which the first eight ships have been delivered. Stone (NSC 9), NSC 10 (unnamed), and NSC 11 (unnamed) are currently under construction.

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2013, we delivered USS Somerset (LPD 25), in 2016, we delivered USS John P. Murtha (LPD 26), and, in 2017, we delivered USS Portland (LPD 27). We are currently constructing Fort Lauderdale (LPD 28), Richard M. McCool Jr. (LPD 29), and LPD 30 (unnamed).

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our Credit Facility. As of June 30, 2019, we had $414 million of floating rate debt outstanding under our $1,250 million revolving credit facility. Based on the amounts outstanding under our credit facility as of June 30, 2019, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $4 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of June 30, 2019, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2019. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion and an extension of the term of the program to October 31, 2022. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
April 1, 2019 to April 30, 2019	57,635	$217.18	57,635	$391.3
May 1, 2019 to May 31, 2019	133,206	208.30	133,206	363.6
June 1, 2019 to June 30, 2019	55,214	210.63	55,214	351.9
Total	246,055	$210.90	246,055	$351.9
1 From the stock repurchase program's inception through June 30, 2019, we purchased 11,884,134 shares at an average price of $155.51 per share for a total of $1.8 billion.

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

Date:	August 1, 2019	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)