Form 10-Q
period 2019-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2019-11-07
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of November 1, 2019, 40,900,357 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2019	2018	2019	2018
Sales and service revenues
Product sales	$1,545	$1,547	$4,555	$4,416
Service revenues	674	536	1,932	1,561
Sales and service revenues	2,219	2,083	6,487	5,977
Cost of sales and service revenues
Cost of product sales	1,246	1,159	3,754	3,369
Cost of service revenues	556	434	1,634	1,287
Income from operating investments, net	6	8	15	12
Other income and gains	—	—	—	14
General and administrative expenses	209	208	564	609
Operating income	214	290	550	738
Other income (expense)
Interest expense	(18)	(14)	(52)	(44)
Non-operating retirement benefit	3	19	8	56
Other, net	(1)	—	5	2
Earnings before income taxes	198	295	511	752
Federal and foreign income taxes	44	66	111	128
Net earnings	$154	$229	$400	$624

Basic earnings per share	$3.74	$5.29	$9.66	$14.15
Weighted-average common shares outstanding	41.2	43.3	41.4	44.1

Diluted earnings per share	$3.74	$5.29	$9.66	$14.15
Weighted-average diluted shares outstanding	41.2	43.3	41.4	44.1

Dividends declared per share	$0.86	$0.72	$2.58	$2.16

Net earnings from above	$154	$229	$400	$624
Other comprehensive income
Change in unamortized benefit plan costs	25	20	74	61
Other	1	—	1	(2)
Tax expense for items of other comprehensive income	(7)	(5)	(19)	(16)
Other comprehensive income, net of tax	19	15	56	43
Comprehensive income	$173	$244	$456	$667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30 2019	December 31 2018
Assets
Current Assets
Cash and cash equivalents	$32	$240
Accounts receivable, net of allowance for doubtful accounts of $4 million as of 2019 and $9 million as of 2018	489	252
Contract assets	1,218	1,003
Inventoried costs, net	139	128
Prepaid expenses and other current assets	147	122
Total current assets	2,025	1,745
Property, plant, and equipment, net of accumulated depreciation of $1,935 million as of 2019 and $1,829 million as of 2018	2,700	2,517
Operating lease assets	208	—
Goodwill	1,402	1,263
Other intangible assets, net of accumulated amortization of $599 million as of 2019 and $564 million as of 2018	506	492
Deferred tax assets	102	163
Miscellaneous other assets	241	203
Total assets	$7,184	$6,383
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$616	$562
Accrued employees’ compensation	299	248
Current portion of postretirement plan liabilities	131	131
Current portion of workers’ compensation liabilities	228	225
Contract liabilities	344	331
Other current liabilities	332	332
Total current liabilities	1,950	1,829
Long-term debt	1,549	1,283
Pension plan liabilities	749	764
Other postretirement plan liabilities	345	348
Workers’ compensation liabilities	455	454
Long-term operating lease liabilities	172	—
Other long-term liabilities	259	189
Total liabilities	5,479	4,867
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.2 million shares issued and 41.0 million shares outstanding as of September 30, 2019, and 53.1 million shares issued and 41.9 million shares outstanding as of December 31, 2018	1	1
Additional paid-in capital	1,950	1,954
Retained earnings	2,902	2,609
Treasury stock	(1,916)	(1,760)
Accumulated other comprehensive loss	(1,232)	(1,288)
Total stockholders’ equity	1,705	1,516
Total liabilities and stockholders’ equity	$7,184	$6,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2019	2018
Operating Activities
Net earnings	$400	$624
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	126	129
Amortization of purchased intangibles	35	28
Amortization of debt issuance costs	2	3
Provision for doubtful accounts	(5)	(4)
Stock-based compensation	19	27
Deferred income taxes	42	(1)
Change in
Accounts receivable	(223)	(33)
Contract assets	(197)	(280)
Inventoried costs	(14)	3
Prepaid expenses and other assets	(62)	5
Accounts payable and accruals	147	230
Retiree benefits	56	(468)
Other non-cash transactions, net	4	3
Net cash provided by operating activities	330	266
Investing Activities
Capital expenditures
Capital expenditure additions	(349)	(293)
Grant proceeds for capital expenditures	71	33
Acquisitions of businesses, net of cash received	(195)	—
Investment in affiliates	—	(10)
Proceeds from disposition of assets	—	3
Other investing activities, net	3	—
Net cash used in investing activities	(470)	(267)
Financing Activities
Proceeds from revolving credit facility borrowings	5,048	—
Repayment of revolving credit facility borrowings	(4,784)	—
Dividends paid	(107)	(95)
Repurchases of common stock	(202)	(512)
Employee taxes on certain share-based payment arrangements	(23)	(25)
Net cash used in financing activities	(68)	(632)
Change in cash and cash equivalents	(208)	(633)
Cash and cash equivalents, beginning of period	240	701
Cash and cash equivalents, end of period	$32	$68
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$124	$77
Cash paid for interest	$40	$32
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$12	$7
Accrued repurchases of common stock	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2019 and 2018 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of June 30, 2018	$1	$1,932	$2,236	$(1,385)	$(1,085)	$1,699
Net earnings	—	—	229	—	—	229
Dividends declared ($0.72 per share)	—	—	(31)	—	—	(31)
Stock compensation	—	12	—	—	—	12
Other comprehensive income, net of tax	—	—	—	—	15	15
Treasury stock activity	—	—	—	(99)	—	(99)
Balance as of September 30, 2018	$1	$1,944	$2,434	$(1,484)	$(1,070)	$1,825

Balance as of June 30, 2019	$1	$1,943	$2,783	$(1,848)	$(1,251)	$1,628
Net earnings	—	—	154	—	—	154
Dividends declared ($0.86 per share)	—	—	(35)	—	—	(35)
Stock compensation	—	7	—	—	—	7
Other comprehensive income, net of tax	—	—	—	—	19	19
Treasury stock activity	—	—	—	(68)	—	(68)
Balance as of September 30, 2019	$1	$1,950	$2,902	$(1,916)	$(1,232)	$1,705

Nine Months Ended September 30, 2019 and 2018 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2017	$1	$1,942	$1,687	$(972)	$(900)	$1,758
Net earnings	—	—	624	—	—	624
Dividends declared ($2.16 per share)	—	—	(95)	—	—	(95)
Stock compensation	—	2	—	—	—	2
Other comprehensive income, net of tax	—	—	—	—	43	43
Treasury stock activity	—	—	—	(512)	—	(512)
Effect of Accounting Standards Update 2014-09	—	—	5	—	—	5
Effect of Accounting Standards Update 2016-01	—	—	11	—	(11)	—
Effect of Accounting Standards Update 2018-02	—	—	202	—	(202)	—
Balance as of September 30, 2018	$1	$1,944	$2,434	$(1,484)	$(1,070)	$1,825

Balance as of December 31, 2018	$1	$1,954	$2,609	$(1,760)	$(1,288)	$1,516
Net earnings	—	—	400	—	—	400
Dividends declared ($2.58 per share)	—	—	(107)	—	—	(107)
Stock compensation	—	(4)	—	—	—	(4)
Other comprehensive income, net of tax	—	—	—	—	56	56
Treasury stock activity	—	—	—	(156)	—	(156)
Balance as of September 30, 2019	$1	$1,950	$2,902	$(1,916)	$(1,232)	$1,705

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

For the nine months ended September 30, 2019, the Company recognized cash grant benefits of approximately $71 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the nine months ended September 30, 2018, the Company recognized cash grant benefits of approximately $33 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position.

Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $136 million and $109 million as of September 30, 2019, and December 31, 2018, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

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

Loan Receivable - The Company holds a loan receivable in connection with a seller financed transaction involving its previously owned Avondale shipyard facility. The receivable is carried at amortized cost in the amount of $39 million, net of a $9 million loan discount, which approximates fair value and is recorded in miscellaneous other assets on the unaudited condensed consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. For the year ended December 31, 2018, the Company received $8 million from Northrop Grumman under the Separation Agreement. The Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation as of each of September 30, 2019, and December 31, 2018. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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

5. ACQUISITIONS

On February 25, 2019, the Company acquired Fulcrum IT Services, LLC ("Fulcrum"), an information technology and government consulting company, for approximately $195 million in cash, net of $1 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $133 million of goodwill, which includes the value of Fulcrum's workforce, all of which was allocated to its Technical Solutions segment, as well as $49 million of intangible assets related to existing contract backlog. For the nine months ended September 30, 2019, the Company recorded a decrease in goodwill of $1 million, primarily driven by the finalization of a net working capital adjustment. The Company has not completed the purchase price allocation, because the fair value calculations for certain assets and liabilities have not been finalized. See Note 11: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of Fulcrum are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On December 3, 2018, the Company acquired G2, Inc. ("G2"), a provider of cybersecurity solutions to the U.S. Government, for approximately $77 million in cash, net of $2 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $46 million of goodwill, which includes the value of G2's workforce, all of which was allocated to its Technical Solutions segment, as well as $20 million of intangible assets related to existing contract backlog. For the nine months ended September 30, 2019, the Company recorded an increase in goodwill of $7 million, primarily driven by the finalization of a net working capital adjustment and the fair value calculations for certain assets and liabilities. See Note 11: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of G2 are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

6. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion. On November 5, 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2019, the Company repurchased 751,497 shares at an aggregate cost of $156 million, of which approximately $2 million was not yet settled for cash as of September 30, 2019. For the nine months ended September 30, 2019, the Company also settled for cash $48 million of shares repurchased in the prior year. For the nine months ended September 30, 2018, the Company repurchased 2,217,629 shares at an aggregate cost of $512 million, of which approximately $2 million was not yet settled for cash as of September 30, 2018. For the nine months ended September 30, 2018, the Company also settled for cash $2 million of shares repurchased in the prior year. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $0.86 and $0.72 for the three months ended September 30, 2019 and 2018, respectively. The Company declared cash dividends per share of $2.58 and $2.16 for the nine months ended September 30, 2019 and 2018, respectively. The Company paid cash dividends totaling $107 million and $95 million for the nine months ended September 30, 2019 and 2018, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of September 30, 2019, was comprised of unamortized benefit plan costs of $1,228 million and other comprehensive loss items of $4 million. The accumulated other comprehensive loss as of December 31, 2018, was comprised of unamortized benefit plan costs of $1,283 million and other comprehensive loss items of $5 million.
The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and 2018, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2018	$(1,080)	$(5)	$(1,085)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	1	—	1
Amortization of net actuarial loss[1]	19	—	19
Tax expense for items of other comprehensive income	(5)	—	(5)
Net current period other comprehensive income	15	—	15
Balance as of September 30, 2018	$(1,065)	$(5)	$(1,070)

Balance as of June 30, 2019	(1,246)	(5)	(1,251)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(1)	—	(1)
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(7)	—	(7)
Net current period other comprehensive income	18	1	19
Balance as of September 30, 2019	$(1,228)	$(4)	$(1,232)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2017	$(906)	$6	$(900)
Other comprehensive income (loss) before reclassifications		(2)	(2)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	2	—	2
Amortization of net actuarial loss[1]	59	—	59
Tax expense for items of other comprehensive income	(16)	—	(16)
Net current period other comprehensive income	45	(2)	43
Effect of Accounting Standards Update 2016-01[2]	—	(11)	(11)
Effect of Accounting Standards Update 2018-02[3]	(204)	2	(202)
Balance as of September 30, 2018	(1,065)	(5)	(1,070)

Balance as of December 31, 2018	(1,283)	(5)	(1,288)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(3)	—	(3)
Amortization of net actuarial loss[1]	77	—	77
Tax expense for items of other comprehensive income	(19)	—	(19)
Net current period other comprehensive income	55	1	56
Balance as of September 30, 2019	$(1,228)	$(4)	$(1,232)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2019 and 2018, was $7 million and $5 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2019 and 2018, was $19 million and $16 million, respectively.
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

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2019	2018	2019	2018
Net earnings	$154	$229	$400	$624

Weighted-average common shares outstanding	41.2	43.3	41.4	44.1
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	41.2	43.3	41.4	44.1

Earnings per share - basic	$3.74	$5.29	$9.66	$14.15
Earnings per share - diluted	$3.74	$5.29	$9.66	$14.15

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three and nine months ended September 30, 2019 and 2018.

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

	Three Months Ended September 30, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$584	$952	$9	$—	$1,545
Service revenues	62	310	302	—	674
Intersegment	1	2	36	(39)	—
Sales and service revenues	$647	$1,264	$347	$(39)	$2,219
Customer Type
Federal	$646	$1,262	$233	$—	$2,141
Commercial	—	—	78	—	78
Intersegment	1	2	36	(39)	—
Sales and service revenues	$647	$1,264	$347	$(39)	$2,219
Contract Type
Firm fixed-price	$21	$2	$66	$—	$89
Fixed-price incentive	519	578	—	—	1,097
Cost-type	106	682	125	—	913
Time and materials	—	—	120	—	120
Intersegment	1	2	36	(39)	—
Sales and service revenues	$647	$1,264	$347	$(39)	$2,219

	Three Months Ended September 30, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$636	$891	$20	$—	$1,547
Service revenues	56	286	194	—	536
Intersegment	2	2	31	(35)	—
Sales and service revenues	$694	$1,179	$245	$(35)	$2,083
Customer Type
Federal	$692	$1,177	$155	$—	$2,024
Commercial	—	—	59	—	59
Intersegment	2	2	31	(35)	—
Sales and service revenues	$694	$1,179	$245	$(35)	$2,083
Contract Type
Firm fixed-price	$31	$2	$33	$—	$66
Fixed-price incentive	569	472	—	—	1,041
Cost-type	92	703	90	—	885
Time and materials	—	—	91	—	91
Intersegment	2	2	31	(35)	—
Sales and service revenues	$694	$1,179	$245	$(35)	$2,083

	Nine Months Ended September 30, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,678	$2,842	$35	$—	$4,555
Service revenues	173	950	809	—	1,932
Intersegment	2	4	96	(102)	—
Sales and service revenues	$1,853	$3,796	$940	$(102)	$6,487
Customer Type
Federal	$1,851	$3,792	$629	$—	$6,272
Commercial	—	—	215	—	215
Intersegment	2	4	96	(102)	—
Sales and service revenues	$1,853	$3,796	$940	$(102)	$6,487
Contract Type
Firm fixed-price	$61	$5	$159	$—	$225
Fixed-price incentive	1,487	1,591	1	—	3,079
Cost-type	303	2,196	375	—	2,874
Time and materials	—	—	309	—	309
Intersegment	2	4	96	(102)	—
Sales and service revenues	$1,853	$3,796	$940	$(102)	$6,487

	Nine Months Ended September 30, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,747	$2,616	$53	$—	$4,416
Service revenues	159	823	579	—	1,561
Intersegment	2	5	89	(96)	—
Sales and service revenues	$1,908	$3,444	$721	$(96)	$5,977
Customer Type
Federal	$1,906	$3,439	$447	$—	$5,792
Commercial	—	—	184	—	184
State and local government agencies	—	—	1	—	1
Intersegment	2	5	89	(96)	—
Sales and service revenues	$1,908	$3,444	$721	$(96)	$5,977
Contract Type
Firm fixed-price	$73	$6	$114	$—	$193
Fixed-price incentive	1,583	1,369	1	—	2,953
Cost-type	250	2,064	275	—	2,589
Time and materials	—	—	242	—	242
Intersegment	2	5	89	(96)	—
Sales and service revenues	$1,908	$3,444	$721	$(96)	$5,977

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30
($ in millions)	2019	2018	2019	2018
Major Programs
Amphibious assault ships	$349	$356	$971	$971
Surface combatants and coast guard cutters	294	336	875	934
Other	4	2	7	3
Total Ingalls	647	694	1,853	1,908
Aircraft carriers	707	647	2,166	1,888
Submarines	390	369	1,121	1,114
Other	167	163	509	442
Total Newport News	1,264	1,179	3,796	3,444
Government and energy services	284	194	772	589
Oil and gas services	63	51	168	132
Total Technical Solutions	347	245	940	721
Intersegment eliminations	(39)	(35)	(102)	(96)
Sales and service revenues	$2,219	$2,083	$6,487	$5,977

As of September 30, 2019, the Company had $39.2 billion of remaining performance obligations. The Company expects to recognize approximately 20% of its remaining performance obligations as revenue through 2020, an additional 30% through 2022, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended September 30, 2019, net cumulative catch-up adjustments increased operating income and diluted earnings per share by $44 million and $0.86, respectively. For the three months ended September 30, 2018, net cumulative catch-up adjustments increased operating income and diluted earnings per share by $34 million and $0.62, respectively. For the nine months ended September 30, 2019, net cumulative catch-up adjustments increased operating income and diluted earnings per share by $57 million and $1.09, respectively. For the nine months ended September 30, 2018, net cumulative catch-up adjustments increased operating income and diluted earnings per share by $99 million and $1.78, respectively. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $202 million from December 31, 2018, to September 30, 2019, primarily due to an increase in contract assets as a result of revenue on certain U.S. Navy contracts. For the three and nine months ended September 30, 2019, the Company recognized revenue of $17 million and $261 million, respectively, related to its contract liabilities as of December 31, 2018. For the nine months ended September 30, 2018, the Company recognized revenue of $87 million related to its contract liabilities as of December 31, 2017.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2019	2018	2019	2018
Sales and Service Revenues
Ingalls	$647	$694	$1,853	$1,908
Newport News	1,264	1,179	3,796	3,444
Technical Solutions	347	245	940	721
Intersegment eliminations	(39)	(35)	(102)	(96)
Sales and service revenues	$2,219	$2,083	$6,487	$5,977
Operating Income
Ingalls	$61	$82	$176	$229
Newport News	109	119	257	261
Technical Solutions	21	16	25	25
Segment operating income	191	217	458	515
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	23	73	94	218
Non-current state income taxes	—	—	(2)	5
Operating income	$214	$290	$550	$738

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	September 30 2019	December 31 2018
Assets
Ingalls	$1,712	$1,448
Newport News	3,945	3,572
Technical Solutions	1,134	734
Corporate	393	629
Total assets	$7,184	$6,383

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	September 30 2019	December 31 2018
Production costs of contracts in process[1]	$37	$34
Raw material inventory	102	94
Total inventoried costs, net	$139	$128

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

Accumulated goodwill impairment losses as of each of September 30, 2019, and December 31, 2018, were $2,877 million. The accumulated goodwill impairment losses for Ingalls as of each of September 30, 2019, and December 31, 2018, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of September 30, 2019, and December 31, 2018, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of September 30, 2019, and December 31, 2018, were $122 million.

For the nine months ended September 30, 2019, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2018	175	721	367	1,263
Acquisitions	—	—	133	133
Adjustments	—	—	6	6
Balance as of September 30, 2019	$175	$721	$506	$1,402

Other Intangible Assets

The Company's purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $12 million and $10 million for the three months ended September 30, 2019 and 2018, respectively. Aggregate amortization expense was $35 million and $28 million for the nine months ended September 30, 2019 and 2018, respectively.

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

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended September 30, 2019 and 2018, were 22.2% and 22.4%, respectively. For the nine months ended September 30, 2019 and 2018, the Company's effective income tax rates on earnings from operations were 21.7% and 17.0%, respectively. The higher effective income tax rate for the nine months ended September 30, 2019, was primarily attributable to a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years recorded in 2018.

For the three months ended September 30, 2019, the Company's effective income tax rate differed from the federal statutory rate primarily as a result of a non-recurring increase in tax expense for the true-up of estimated income taxes to the actual filed return. For the nine months ended September 30, 2019, the Company’s effective income tax rate differed from the federal statutory rate primarily as a result of an unfavorable adjustment to claims for research and development tax credits for prior tax years and a non-recurring increase in tax expense for the true-up of estimated income taxes to the actual filed return, partially offset by income tax benefits resulting from stock award settlement activity. For the three and nine months ended September 30, 2018, the Company’s effective income tax rate differed from the federal statutory rate primarily as a result of a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years.

The Company's unrecognized tax benefits changed by less than $1 million during the three and nine months ended September 30, 2019. As of September 30, 2019, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $24 million. Assuming a sustainment of these tax positions, the reversal of the $24 million accrual would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2019, interest resulting from the unrecognized tax benefits noted above increased income tax expense less than $1 million.
Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in unrecognized tax benefits in the relevant period. These amounts are recorded within operating income. Current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

13. DEBT

Long-term debt consisted of the following:

($ in millions)	September 30 2019	December 31 2018
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Revolving credit facility borrowings	264	—
Less unamortized debt issuance costs	(20)	(22)
Total long-term debt	$1,549	$1,283

Credit Facility - The Company's credit facility with third-party lenders (the "Credit Facility") includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

As of September 30, 2019, the Company had $264 million of outstanding borrowings, $22 million in issued but undrawn letters of credit, and $964 million unutilized under the Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $7 million and $8 million as of September 30, 2019, and December 31, 2018, respectively. The Company had unamortized debt issuance costs associated with its senior notes of $13 million and $14 million as of September 30, 2019, and December 31, 2018, respectively.

In October 2019, the Company established an unsecured commercial paper note program, under which the Company may issue up to $1 billion of unsecured commercial paper notes.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the nine months ended September 30, 2019.

The estimated fair values of the Company's total long-term debt as of September 30, 2019, and December 31, 2018, were $1,642 million and $1,292 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

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

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. Depending on the outcome of the lawsuit, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company has not yet been served with the lawsuit and therefore has not had an opportunity to respond to the complaint or engage in any discovery related to the issues set forth in the complaint. As a result, the Company currently is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

In September 2019, the Company became aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to allegations about the Company’s application of a material to the exterior surface of Virginia class (SSN 774) submarines. The DoJ declined to intervene in the lawsuit, and the lawsuit was unsealed. Depending on the outcome of the lawsuit, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company has not yet been served with the lawsuit and therefore has not had an opportunity to respond to the complaint or engage in any discovery related to the issues set forth in the complaint. As a result, the Company currently is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the nine months ended September 30, 2019 and 2018, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - In March 2019, a new dry dock being transported for delivery to Ingalls by a heavy lift ship struck an Ingalls work barge, which in turn was pushed into Delbert D. Black (DDG 119) causing damage to Delbert D. Black (DDG 119), the work barge, and the new dry dock. At the time of the incident, responsibility for the new dry dock remained with the builder and the transport company. Repair work on Delbert D. Black (DDG 119) is in process at U.S. Navy direction. The Company is working with the U.S. Navy to ascertain whether third parties will pay for the repairs to Delbert D. Black (DDG 119) or whether the repairs will be paid under the builder's risk insurance included in the Delbert D. Black (DDG 119) contract. Claims have been tendered to the Company's insurers, and HII is continuing to receive claim proceeds. In April 2019, the Company filed suit in the U.S. District Court for the Southern District of Mississippi seeking, among other relief, damages from negligent third parties. Based on information currently available, management believes it will collect sufficient funds from one or more third parties to compensate for the resulting direct and consequential damages, but failure to collect sufficient funds or the length of time required to collect such funds could result in a material effect on the Company’s financial position, results of operations, or cash flows.

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

Lease costs and related information were as follows:

	Three Months Ended September 30	Nine Months Ended September 30
($ in millions)	2019	2019
Operating lease costs	$12	$35
Short-term operating lease costs	$9	$21
Variable operating lease costs	$2	$5
Operating cash flows from operating leases	$(12)	$(34)
Right-of-use assets obtained in exchange for new operating lease liabilities	$4	$21
Weighted-average remaining lease term (years) - operating leases	11 years	11 years
Weighted-average discount rate - operating leases	4.5%	4.5%

The undiscounted future non-cancellable lease payments under our operating leases were as follows:

Year:	September 30 2019	December 31 2018
2019	$11	$41
2020	42	36
2021	36	30
2022	29	20
2023	22	13
Thereafter	127	56
Total lease payments	267	196
Less: imputed interest	59	—
Present value of lease liabilities	$208	$—

Lease liabilities included in the Company's consolidated balance sheet as of September 30, 2019, were as follows:

($ in millions)
Short-term operating lease liabilities	$36
Long-term operating lease liabilities	172
Total operating lease liabilities	$208

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and are included in contract profit margins to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2019, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of September 30, 2019, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimated that as of September 30, 2019, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses standby letters of credit issued by commercial banks and surety bonds issued by insurance companies primarily to support the Company's self-insured workers' compensation plans. As of September 30, 2019, the Company had $22 million in issued but undrawn standby letters of credit, as indicated in Note 13: Debt, and $273 million of surety bonds outstanding.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$36	$39	$2	$2	$108	$118	$5	$6
Interest cost	69	63	5	5	208	190	15	15
Expected return on plan assets	(102)	(107)	—	—	(305)	(322)	—	—
Amortization of prior service cost (credit)	4	6	(5)	(5)	13	18	(16)	(16)
Amortization of net actuarial loss (gain)	29	20	(3)	(1)	85	61	(8)	(2)
Net periodic benefit cost	$36	$21	$(1)	$1	$109	$65	$(4)	$3

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30
($ in millions)	2019	2018
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	21	508
Non-qualified	5	6
Other benefit plans	23	23
Total contributions	$49	$537

As of September 30, 2019, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2019.

18. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2019 and 2018, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2019, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $210.24. These rights are subject to cliff vesting on December 31, 2021. For the nine months ended September 30, 2018, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $261.89. These rights are subject to cliff vesting on December 31, 2020. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the nine months ended September 30, 2019 and 2018, 0.3 million and 0.2 million stock awards vested, respectively, of which approximately 0.1 million for each year were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2019:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	371	$201.91	1.1

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended September 30, 2019 and 2018, of $7 million and $11 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the nine months ended September 30, 2019 and 2018, of $19 million and $27 million, respectively.

The Company recorded tax benefits related to stock awards of $1 million and $3 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded tax benefits related to stock awards of $3 million and $6 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the three months ended September 30, 2019 and 2018, of less than $1 million. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the nine months ended September 30, 2019 and 2018, of $5 million and $7 million, respectively.

Unrecognized Compensation Expense

As of September 30, 2019, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2018, which will be recognized over a weighted average period of 1.4 years, and $33 million of unrecognized compensation expense associated with RPSRs granted in 2019, 2018, and 2017, which will be recognized over a weighted average period of 1.4 years.

19. SUBSIDIARY GUARANTORS

As described in Note 13: Debt, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of September 30, 2019, and December 31, 2018, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

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

The Bi-Partisan Budget Act ("BBA") of 2018 provided sequestration relief for fiscal years 2018 and 2019 and raised the budget topline for defense and non-defense discretionary spending. Subsequently, the BBA of 2019 provided sequestration relief for fiscal years 2020 and 2021, and once again raised the topline for defense and non-defense discretionary spending. Even though the 2019 BBA provides budgetary relief through 2021, the final year of sequestration, long-term uncertainty remains with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

The President's budget request for fiscal year 2020 was released on March 11, 2019, and is under consideration by Congress. While the budget request reflects continued investment in submarines, destroyers, aircraft carriers, amphibious warships, and autonomous platforms, the budget request proposed canceling the refueling and complex overhaul of USS Harry S. Truman (CVN 75). The Administration subsequently announced in April 2019 that USS Harry S. Truman (CVN 75) would be refueled.

While the 2019 BBA established new funding levels for defense and non-defense discretionary spending for fiscal year 2020, respective appropriations measures must still be passed by Congress and enacted by the President. We cannot predict the outcome of the fiscal year 2020 budget process. We also cannot predict the impact reprioritization of readiness and modernization investment may have on funding for our individual programs. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers, subcontractors, and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

The budget environment remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures will have serious implications for defense discretionary spending, the defense industrial base, including us, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. It is likely that budget and program decisions made in this environment will have long-term impacts on us and the entire defense industry.

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

As of September 30, 2019, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2018.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended				Nine Months Ended
	September 30		2019 over 2018		September 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and service revenues	$2,219	$2,083	$136	7%	$6,487	$5,977	$510	9%
Cost of product sales and service revenues	1,802	1,593	209	13%	5,388	4,656	732	16%
Income from operating investments, net	6	8	(2)	(25)%	15	12	3	25%
Other income and gains	—	—	—	—%	—	14	(14)	(100)%
General and administrative expenses	209	208	1	—%	564	609	(45)	(7)%
Operating income	214	290	(76)	(26)%	550	738	(188)	(25)%
Other income (expense)
Interest expense	(18)	(14)	(4)	(29)%	(52)	(44)	(8)	(18)%
Non-operating retirement benefit	3	19	(16)	(84)%	8	56	(48)	(86)%
Other, net	(1)	—	(1)	—%	5	2	3	150%
Federal and foreign income taxes	44	66	(22)	(33)%	111	128	(17)	(13)%
Net earnings	$154	$229	$(75)	(33)%	$400	$624	$(224)	(36)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended				Nine Months Ended
	September 30		2019 over 2018		September 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Product sales	$1,545	$1,547	$(2)	—%	$4,555	$4,416	$139	3%
Service revenues	674	536	138	26%	1,932	1,561	371	24%
Sales and service revenues	$2,219	$2,083	$136	7%	$6,487	$5,977	$510	9%

Product sales for the three months ended September 30, 2019, decreased $2 million, compared with the same period in 2018. Product sales for the nine months ended September 30, 2019, increased $139 million, or 3%, compared with the same period in 2018. Ingalls product sales decreased $52 million for the three months ended September 30, 2019, primarily as a result of lower volumes in the Legend class NSC program and amphibious assault ships, partially offset by higher volume in surface combatants. Ingalls product sales decreased $69 million for the nine months ended September 30, 2019, primarily as a result of lower volumes in the Legend class NSC program, amphibious assault ships, and surface combatants. Newport News product sales increased $61 million and $226 million for the three and nine months ended September 30, 2019, respectively, primarily as a result of higher volumes in aircraft carriers and submarines. Technical Solutions product sales decreased $11 million and $18 million for the three and nine months ended September 30, 2019, respectively, primarily as a result of lower volumes on nuclear and environmental products.

Service revenues for the three months ended September 30, 2019, increased $138 million, or 26%, compared with the same period in 2018. Service revenues for the nine months ended September 30, 2019, increased $371 million, or 24%, compared with the same period in 2018. Ingalls service revenues increased $6 million and $14 million for the three and nine months ended September 30, 2019, respectively, as a result of higher volumes in amphibious assault ship services, partially offset by lower volume in surface combatant services. Newport News service revenues increased $24 million for the three months ended September 30, 2019, primarily as a result of higher volumes in aircraft carrier, submarine, and naval nuclear support services. Newport News service revenues increased $127 million for the nine months ended September 30, 2019, primarily as a result of higher volumes in aircraft carrier and naval nuclear support services, partially offset by lower volume in submarine services. Technical Solutions service revenues increased $108 million and $230 million for the three and nine months ended September 30, 2019, respectively, primarily as a result of the addition of Fulcrum and G2, as well as higher volumes in fleet support and oil and gas services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2019 over 2018		September 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Cost of product sales	$1,246	$1,159	$87	8%	$3,754	$3,369	$385	11%
% of product sales	80.6%	74.9%			82.4%	76.3%
Cost of service revenues	556	434	122	28%	1,634	1,287	347	27%
% of service revenues	82.5%	81.0%			84.6%	82.4%
Income from operating investments, net	6	8	(2)	(25)%	15	12	3	25%
Other income and gains	—	—	—	—%	—	14	(14)	(100)%
General and administrative expenses	209	208	1	—%	564	609	(45)	(7)%
% of sales and service revenues	9.4%	10.0%			8.7%	10.2%
Cost of sales and service revenues	$2,005	$1,793	$212	12%	$5,937	$5,239	$698	13%

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2019, increased $87 million, or 8%, compared with the same period in 2018. Cost of product sales for the nine months ended September 30, 2019, increased $385 million, or 11%, compared with the same period in 2018. Ingalls cost of product sales decreased $27 million for the three months ended September 30, 2019, primarily as a result of the volume changes described above. Ingalls cost of product sales increased $13 million for the nine months ended September 30, 2019, primarily as a result of lower risk retirement in amphibious assault ships, partially offset by the lower volumes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Newport News cost of product sales increased $89 million for the three months ended September 30, 2019, primarily as a result of the volume increases described above. Newport News cost of product sales increased $296 million for the nine months ended September 30, 2019, primarily as a result of the volume increases described above and lower performance on the Virginia class (SSN 774) submarine program, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Technical Solutions cost of product sales decreased $15 million and $23 million for the three and nine months ended September 30, 2019, respectively, primarily due to the lower volumes described above. Cost of product sales related to the Operating FAS/CAS Adjustment increased $40 million and $99 million for the three and nine months ended September 30, 2019, respectively, as described below.

Cost of product sales as a percentage of product sales increased from 74.9% for the three months ended September 30, 2018, to 80.6% for the three months ended September 30, 2019. This increase was primarily due to an unfavorable change in the Operating FAS/CAS Adjustment, a workers' compensation benefit in 2018, lower risk retirement on the Legend class NSC program, and year-to-year variances in contract mix, partially offset by improved performance on nuclear and environmental contracts. Cost of product sales as a percentage of product sales increased from 76.3% for the nine months ended September 30, 2018, to 82.4% for the nine months ended September 30, 2019. This increase was primarily due to an unfavorable change in the Operating FAS/CAS Adjustment, a workers' compensation benefit in 2018, lower risk retirement on the San Antonio class (LPD 17) program, lower performance on the Virginia class (SSN 774) submarine program, and year-to-year variances in contract mix, partially offset by one time employee bonus payments in 2018 related to the Tax Act.

Cost of Service Revenues

Cost of service revenues for the three months ended September 30, 2019, increased $122 million, or 28%, compared with the same period in 2018. Cost of service revenues for the nine months ended September 30, 2019, increased $347 million, or 27%, compared with the same period in 2018. Ingalls cost of service revenues for the three months ended September 30, 2019, were consistent with the prior year primarily as a result of improved performance on surface combatant services, offset by the volume changes described above. Ingalls cost of service revenues decreased $1 million for the nine months ended September 30, 2019, primarily as a result of improved performance on surface combatant services and the recognition in 2018 of a loss on a long-term design contract, partially offset by the volume changes described above. Newport News cost of service revenues increased $14 million and $90 million for the three and nine months ended September 30, 2019, primarily as a result of the volume changes described above. Technical Solutions cost of service revenues increased $98 million for the three months ended September 30, 2019, primarily as a result of the higher volume described above. Technical Solutions cost of service revenues increased $233 million for the nine months ended September 30, 2019, primarily as a result of the volume changes described above and a loss on a fleet support services contract, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Cost of service revenues related to the Operating FAS/CAS Adjustment increased $10 million and $25 million for the three and nine months ended September 30, 2019, respectively, as described below.

Cost of service revenues as a percentage of service revenues increased from 81.0% for the three months ended September 30, 2018, to 82.5% for the three months ended September 30, 2019, primarily driven by unfavorable change in the Operating FAS/CAS Adjustment, partially offset by contract changes on submarine support services, improved performance on surface combatant services, and year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues increased from 82.4% for the nine months ended September 30, 2018, to 84.6% for the nine months ended September 30, 2019, primarily driven by an unfavorable change in the Operating FAS/CAS Adjustment, a loss on a fleet support services contract, and year-to-year variances in contract mix, partially offset by contract changes on submarine support services, one time employee bonus payments in 2018 related to the Tax Act, and the recognition in 2018 of a loss on a long-term design contract.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended September 30, 2019, decreased $2 million, primarily due to lower equity income from our nuclear and environmental joint ventures. Income from operating investments, net for the nine months ended September 30, 2019, increased $3 million, primarily due to higher equity income from our nuclear and environmental joint ventures.

Other Income and Gains

Other income and gains for the nine months ended September 30, 2019, decreased $14 million from the same period in 2018, primarily as a result of recoveries related to a settlement agreement at our Ingalls segment in 2018.

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

General and administrative expenses for the three months ended September 30, 2019, increased $1 million from the same period in 2018, primarily driven by the addition of Fulcrum and G2, partially offset by lower current state income tax expense and overhead costs. General and administrative expenses for the nine months ended September 30, 2019, decreased $45 million from the same period in 2018, primarily driven by lower current state income tax expense and overhead costs, partially offset by the addition of Fulcrum and G2 and unfavorable changes in non-current state income tax expense.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended				Nine Months Ended
	September 30		2019 over 2018		September 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Operating income	$214	$290	$(76)	(26)%	$550	$738	$(188)	(25)%
Operating FAS/CAS Adjustment	(23)	(73)	50	68%	(94)	(218)	124	57%
Non-current state income taxes	—	—	—	—%	2	(5)	7	140%
Segment operating income	$191	$217	$(26)	(12)%	$458	$515	$(57)	(11)%

Segment Operating Income

Segment operating income for the three months ended September 30, 2019, was $191 million, a decrease of $26 million from the same period in 2018. The decrease was primarily due to a workers' compensation benefit in 2018 and lower risk retirement on the Legend class NSC program, partially offset by contract changes on submarine support services. Segment operating income for the nine months ended September 30, 2019, was $458 million, a decrease of $57 million from the same period in 2018. The decrease was primarily due to lower risk retirement on the San Antonio class (LPD 17) program, a workers' compensation benefit in 2018, lower performance on the Virginia class (SSN 774) submarine program, as well as a loss on a fleet support services contract, and recoveries related to a settlement agreement in 2018, partially offset by higher volume at our Newport News segment, contract changes on submarine support services, higher equity income from our nuclear and environmental joint ventures, and one time employee bonus payments in 2018 related to the Tax Act.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended				Nine Months Ended
	September 30		2019 over 2018		September 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
FAS expense	$(35)	$(22)	$(13)	(59)%	$(105)	$(68)	$(37)	(54)%
CAS cost	61	114	(53)	(46)%	207	342	(135)	(39)%
FAS/CAS Adjustment	26	92	(66)	(72)%	102	274	(172)	(63)%
Non-operating retirement benefit	(3)	(19)	16	84%	(8)	(56)	48	86%
Operating FAS/CAS Adjustment	$23	$73	$(50)	(68)%	$94	$218	$(124)	(57)%

The Operating FAS/CAS Adjustment was a net benefit of $23 million and $73 million for the three months ended September 30, 2019 and 2018, respectively. The Operating FAS/CAS Adjustment was a net benefit of $94 million and $218 million for the nine months ended September 30, 2019 and 2018, respectively. The unfavorable changes in the Operating FAS/CAS Adjustment of $50 million and $124 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, were primarily driven by the more immediate recognition of higher interest rates under CAS.

Non-current State Income Taxes

Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in state unrecognized tax benefits in the relevant period. These amounts are recorded within operating income. Current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Non-current state income tax expense for the three months ended September 30, 2019, was less than $1 million, compared to a non-current state income tax benefit of less than $1 million for the same period in 2018. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense primarily attributable to changes in the timing of contract taxable income. Non-current state income tax expense for the nine months ended September 30, 2019, was $2 million, compared to a non-current state income tax benefit of $5 million for the same period in 2018. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense primarily attributable to changes in the timing of contract taxable income.

Interest Expense

Interest expense for the three and nine months ended September 30, 2019, increased $4 million and $8 million, respectively, compared with the same periods in 2018, primarily due to an increase in borrowings under our revolving credit facility.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and nine months ended September 30, 2019, the unfavorable changes in the non-operating retirement benefit of $16 million and $48 million, respectively, were primarily driven by lower 2018 returns on plan assets.

Federal and Foreign Income Taxes

Our effective income tax rate on earnings from operations for the three months ended September 30, 2019, was 22.2%, compared with 22.4% for the same period in 2018. Our effective income tax rate on earnings from operations for the nine months ended September 30, 2019, was 21.7%, compared with 17.0% for the same period in 2018. The higher effective income tax rate for the nine months ended September 30, 2019, was primarily attributable to a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years recorded in 2018.

For the three months ended September 30, 2019, our effective income tax rate differed from the federal statutory rate primarily as a result of a non-recurring increase in tax expense for the true-up of estimated income taxes to the actual filed return. For the nine months ended September 30, 2019, our effective income tax rate differed from the federal statutory rate primarily as a result of an unfavorable adjustment to claims for research and development tax credits for prior tax years and a non-recurring increase in tax expense for the true-up of estimated income taxes to the actual filed return, partially offset by income tax benefits resulting from stock award settlement activity. For the three and nine months ended September 30, 2018, our effective income tax rates differed from the federal statutory rate primarily as a result of a claim for higher research and development tax credits for the post-spin-off 2011 through 2015 tax years. See Note 12: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are organized into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended				Nine Months Ended
	September 30		2019 over 2018		September 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and Service Revenues
Ingalls	$647	$694	$(47)	(7)%	$1,853	$1,908	$(55)	(3)%
Newport News	1,264	1,179	85	7%	3,796	3,444	352	10%
Technical Solutions	347	245	102	42%	940	721	219	30%
Intersegment eliminations	(39)	(35)	(4)	(11)%	(102)	(96)	(6)	(6)%
Sales and service revenues	$2,219	$2,083	$136	7%	$6,487	$5,977	$510	9%
Operating Income
Ingalls	$61	$82	$(21)	(26)%	$176	$229	$(53)	(23)%
Newport News	109	119	(10)	(8)%	257	261	(4)	(2)%
Technical Solutions	21	16	5	31%	25	25	—	—%
Segment operating income	191	217	(26)	(12)%	458	515	(57)	(11)%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	23	73	(50)	(68)%	94	218	(124)	(57)%
Non-current state income taxes	—	—	—	—%	(2)	5	(7)	(140)%
Operating income	$214	$290	$(76)	(26)%	$550	$738	$(188)	(25)%

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

Cumulative Adjustments

For the three and nine months ended September 30, 2019 and 2018, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
($ in millions)	2019	2018	2019	2018
Gross favorable adjustments	$64	$61	$158	$163
Gross unfavorable adjustments	(20)	(27)	(101)	(64)
Net adjustments	$44	$34	$57	$99

For the three months ended September 30, 2019, favorable cumulative catch-up adjustments included contract changes on submarine support services and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the nine months ended September 30, 2019, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program, contract changes on submarine support services and other individually insignificant adjustments. During the same period, unfavorable cumulative catch-up adjustments included recognition of a forward loss on a fleet support services contract and other individually insignificant adjustments.

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

Ingalls

	Three Months Ended				Nine Months Ended
	September 30		2019 over 2018		September 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and service revenues	$647	$694	$(47)	(7)%	$1,853	$1,908	$(55)	(3)%
Segment operating income	61	82	(21)	(26)%	176	229	(53)	(23)%
As a percentage of segment sales	9.4%	11.8%			9.5%	12.0%

Sales and Service Revenues

Ingalls revenues for the three months ended September 30, 2019, decreased $47 million from the same period in 2018, primarily driven by lower revenues in the Legend class NSC program and amphibious assault ships. Revenues on the Legend class NSC program decreased due to lower volumes on Kimball (NSC 7), Midgett (NSC 8), and Stone (NSC 9), partially offset by higher volumes on NSC 11 (unnamed). Amphibious assault ship revenues decreased as a result of lower volumes on Tripoli (LHA 7) and Fort Lauderdale (LPD 28), partially offset by higher volumes on Harrisburg (LPD 30) and Bougainville (LHA 8). Surface combatant revenues were consistent with the prior year due to higher volumes on Ted Stevens (DDG 128), USS Fitzgerald (DDG 62) repair and restoration,

Jeremiah Denton (DDG 129), and Jack H. Lucas (DDG 125), offset by lower volumes on Delbert D. Black (DDG 119), Paul Ignatius (DDG 117), Frank E. Petersen Jr. (DDG 121), and Lenah H. Sutcliffe Higbee (DDG 123).

Ingalls revenues for the nine months ended September 30, 2019, decreased $55 million from the same period in 2018, primarily driven by lower revenues in the Legend class NSC program and surface combatants. Revenues on the Legend class NSC program decreased due to lower volumes on Stone (NSC 9), Kimball (NSC 7), and Midgett (NSC 8), partially offset by higher volumes on NSC 11 (unnamed) and NSC 10 (unnamed). Surface combatant revenues decreased as a result of lower volumes on Delbert D. Black (DDG 119), Paul Ignatius (DDG 117), Frank E. Petersen Jr. (DDG 121), and Lenah H. Sutcliffe Higbee (DDG 123), partially offset by higher volumes on USS Fitzgerald (DDG 62) repair and restoration, Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), Jack H. Lucas (DDG 125), and George M. Neal (DDG 131). Amphibious assault ship revenues were consistent with the prior year due to higher volumes on Bougainville (LHA 8), Harrisburg (LPD 30), Richard M. McCool Jr. (LPD 29), and LPD Planning Yard and Life Cycle Engineering and Services, offset by lower volumes on Tripoli (LHA 7), Fort Lauderdale (LPD 28), and the delivered USS Portland (LPD 27), as well as lower risk retirement on the San Antonio class (LPD 17) program.

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2019, was $61 million, compared with $82 million for the same period in 2018. The decrease was primarily due to lower risk retirement on the Legend class NSC program.

Ingalls segment operating income for the nine months ended September 30, 2019, was $176 million, compared with $229 million for the same period in 2018. The decrease was primarily due to lower risk retirement on the San Antonio class (LPD 17) program, as well as recoveries related to a settlement agreement in 2018, partially offset by one time employee bonus payments in 2018 related to the Tax Act.

Newport News

	Three Months Ended				Nine Months Ended
	September 30		2019 over 2018		September 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and service revenues	$1,264	$1,179	$85	7%	$3,796	$3,444	$352	10%
Segment operating income	109	119	(10)	(8)%	257	261	(4)	(2)%
As a percentage of segment sales	8.6%	10.1%			6.8%	7.6%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2019, increased $85 million, or 7%, from the same period in 2018, primarily driven by higher revenues in aircraft carriers and submarines. Aircraft carrier revenues increased primarily as a result of higher volumes on Enterprise (CVN 80) and the advance planning contract for the RCOH of USS John C. Stennis (CVN 74), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73). Submarine revenues increased primarily as a result of higher volumes on the Columbia class and Virginia class (SSN 774) submarine programs. The higher volume on the Virginia class (SSN 774) submarine program was due to higher volumes on Block V boats, partially offset by lower volumes on Block III boats.

Newport News revenues for the nine months ended September 30, 2019, increased $352 million, or 10%, from the same period in 2018, primarily driven by higher revenues in aircraft carriers and naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on Enterprise (CVN 80) and the advance planning contract for the RCOH of USS John C. Stennis (CVN 74), partially offset by lower volumes on John F. Kennedy (CVN 79) and the RCOH of USS George Washington (CVN 73). Naval nuclear support services revenues increased primarily as a result of contract changes on submarine support services and higher volume in facility maintenance services. Submarine revenues related to the Virginia class (SSN 774) submarine program were consistent with the prior year due to higher volumes on Block V and Block IV boats, offset by lower volumes on Block III boats.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2019, was $109 million, compared with $119 million for the same period in 2018. The decrease was primarily due to a workers' compensation benefit in 2018, partially offset by contract changes on submarine support services.

Newport News segment operating income for the nine months ended September 30, 2019, was $257 million, compared with $261 million for the same period in 2018. The decrease was primarily due to a workers' compensation benefit in 2018 and lower performance on the Virginia class (SSN 774) submarine program, partially offset by contract changes on submarine support services and the higher volumes described above.

Technical Solutions

	Three Months Ended				Nine Months Ended
	September 30		2019 over 2018		September 30		2019 over 2018
($ in millions)	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and service revenues	$347	$245	$102	42%	$940	$721	$219	30%
Segment operating income (loss)	21	16	5	31%	25	25	—	—%
As a percentage of segment sales	6.1%	6.5%			2.7%	3.5%

Sales and Service Revenues

Technical Solutions revenues for the three months ended September 30, 2019, increased $102 million, or 42%, from the same period in 2018, due to higher MDIS revenues primarily attributable to the additions of Fulcrum and G2, as well as higher fleet support and oil and gas revenues.

Technical Solutions revenues for the nine months ended September 30, 2019, increased $219 million, or 30%, from the same period in 2018, primarily due to higher MDIS revenues primarily attributable to the additions of Fulcrum and G2, as well as higher oil and gas and fleet support revenues.

Segment Operating Income

Technical Solutions segment operating income for the three months ended September 30, 2019, was $21 million, compared with $16 million for the same period in 2018. The increase was primarily due to improved performance on nuclear and environmental contracts.

Technical Solutions segment operating income for the nine months ended September 30, 2019, was $25 million, compared with $25 million for the same period in 2018. Operating income was consistent with the prior year primarily due to higher equity income from our nuclear and environmental joint ventures and one time employee bonus payments in 2018 related to the Tax Act, offset by a loss on a fleet support services contract.

BACKLOG

Total backlog as of September 30, 2019, and December 31, 2018, was approximately $39 billion and $23 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2019, and December 31, 2018:

	September 30, 2019			December 31, 2018
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$9,712	$1,677	$11,389	$9,943	$1,422	$11,365
Newport News	7,570	19,179	26,749	6,767	4,144	10,911
Technical Solutions	520	570	1,090	339	380	719
Total backlog	$17,802	$21,426	$39,228	$17,049	$5,946	$22,995

Approximately 31% of the $23 billion total backlog as of December 31, 2018, is expected to be converted into sales in 2019. U.S. Government orders comprised substantially all of the total backlog as of September 30, 2019, and December 31, 2018.

Awards

The value of new contract awards during the nine months ended September 30, 2019, was approximately $22.6 billion. Significant new awards during the period included contracts for the detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and CVN 81 (unnamed) and the San Antonio class (LPD 17) amphibious transport dock Harrisburg (LPD 30).

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

The following table summarizes key components of cash flow provided by operating activities:

	Nine Months Ended		2019 over
	September 30		2018
($ in millions)	2019	2018	Dollars
Net earnings	$400	$624	$(224)
Depreciation and amortization	163	160	3
Provision for doubtful accounts	(5)	(4)	(1)
Stock-based compensation	19	27	(8)
Deferred income taxes	42	(1)	43
Retiree benefit funding less than (in excess of) expense	56	(468)	524
Trade working capital decrease (increase)	(345)	(72)	(273)
Net cash provided by operating activities	$330	$266	$64

Cash Flows

We discuss below our major operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2019, was $330 million, compared with $266 million provided by operating activities for the same period in 2018. The favorable change in operating cash flow was primarily due to lower contributions to retiree benefit plans, partially offset by changes in trade working capital and higher cash paid for income taxes. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the nine months ended September 30, 2019, we made discretionary contributions to our qualified defined benefit pension plans totaling $21 million, compared with $508 million of discretionary contributions for the same period in 2018. As of September 30, 2019, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2019.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019, was $470 million, compared with $267 million used in investing activities for the same period in 2018. The change in investing cash used was driven by the acquisition of Fulcrum. For 2019, we expect our capital expenditures for maintenance and sustainment to be approximately 2% to 2.5% and our discretionary capital expenditures to be approximately 3% to 3.5% of annual revenues.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2019, was $68 million, compared with $632 million used in financing activities for the same period in 2018. The change in financing cash was primarily due to a decrease of $310 million in common stock repurchases, $264 million of net proceeds from revolving credit facility borrowings, and a decrease of $2 million in employee taxes on certain share-based payment arrangements, partially offset by a $12 million increase in cash dividend payments.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended		2019 over
	September 30		2018
($ in millions)	2019	2018	Dollars
Net cash provided by operating activities	$330	$266	$64
Less capital expenditures:
Capital expenditure additions	(349)	(293)	(56)
Grant proceeds for capital expenditures	71	33	38
Free cash flow	$52	$6	$46

Free cash flow for the nine months ended September 30, 2019, increased $46 million from the same period in 2018, primarily due to lower contributions to retiree benefit plans, partially offset by changes in trade working capital, higher capital expenditures, and higher cash paid for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of

September 30, 2019 and 2018, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2019, we had $22 million in issued but undrawn standby letters of credit and $273 million of surety bonds outstanding.

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2013, we delivered USS Somerset (LPD 25), in 2016, we delivered USS John P. Murtha (LPD 26), and, in 2017, we delivered USS Portland (LPD 27). We are currently constructing Fort Lauderdale (LPD 28), Richard M. McCool Jr. (LPD 29), and Harrisburg (LPD 30).

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

Interest Rates - Our financial instruments subject to interest rate risk include floating rate borrowings under our credit facility. As of September 30, 2019, we had $264 million of floating rate debt outstanding under our $1,250 million revolving credit facility. Based on the amounts outstanding under our credit facility as of September 30, 2019, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $3 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of September 30, 2019, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2019. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2017, the Company's board of directors authorized an increase in the Company's stock repurchase program from $1.2 billion to $2.2 billion. On November 5, 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1]
July 1, 2019 to July 31, 2019	29,872	$230.15	29,872	$345.1
August 1, 2019 to August 31, 2019	155,799	206.96	155,799	312.8
September 1, 2019 to September 30, 2019	135,886	211.88	135,886	284.0
Total	321,557	$211.19	321,557	$284.0
1 From the stock repurchase program's inception through September 30, 2019, we purchased 12,205,691 shares at an average price of $156.97 per share for a total of $1.9 billion.

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

4.1
Second supplemental indenture, dated as of August 27, 2019, to the indenture, dated as of November 17, 2015, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee.

4.2
First supplemental indenture, dated as of August 27, 2019, to the indenture, dated as of December 1, 2017, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.

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

104	The cover page from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2019	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)