Form 10-K
period 2019-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2020-02-13
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $9,295 million.
As of February 7, 2020, 40,759,988 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. We also provide a wide range of professional services, including fleet support, mission driven innovative solutions ("MDIS"), nuclear and environmental, and oil and gas services, through our Technical Solutions segment. Headquartered in Newport News, Virginia, we employ approximately 42,000 people both domestically and internationally.

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

Amphibious Assault Ships
We construct amphibious assault ships and expeditionary warfare ships for the U.S. Navy, which include the U.S. Navy large deck amphibious assault ships ("LHA") and amphibious transport dock ships ("LPD"), respectively. The LHA is a key component of the U.S. Navy-Marine Corps requirement for 11 Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction, and modernization of LHAs are core to our Ingalls operations. In 2007, we were awarded the construction contract for USS America (LHA 6), the first in a class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We are currently constructing Tripoli (LHA 7), scheduled for delivery in 2020, and Bougainville (LHA 8).
The LPD program is a long-running production program of expeditionary warfare ships in which we have generated efficiencies through ship-over-ship learning. We delivered USS Portland (LPD 27) in 2017 and USS John P. Murtha (LPD 26) in 2016, and we are currently constructing Fort Lauderdale (LPD 28) and Richard M. McCool Jr. (LPD 29), with Fort Lauderdale (LPD 28) scheduled for delivery in 2021. In 2019, we were awarded a contract for the detail design and construction of Harrisburg (LPD 30).

Surface Combatants
We are a design agent for, and one of only two companies that constructs, the Arleigh Burke class (DDG 51) guided missile destroyers, a class of surface combatant. We have delivered 31 Arleigh Burke class (DDG 51) destroyers to the U.S. Navy, including Paul Ignatius (DDG 117) in 2019 and Ralph Johnson (DDG 114) in 2017. In 2013, we were awarded a multi-year contract totaling $3.3 billion for construction of five Arleigh Burke class (DDG 51) destroyers, of which one has been delivered. We are currently constructing the remaining four ships: Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125), with Delbert D. Black (DDG 119) scheduled for delivery in 2020. In September 2018, we were awarded a multi-year contract totaling $5.1 billion for construction of six additional Arleigh Burke class (DDG 51) destroyers.

National Security Cutters
The U.S. Coast Guard's recapitalization program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend class NSC, a multi-mission platform we designed and continue to build. We delivered USCGC Kimball (NSC 7) and USCGC Midgett (NSC 8) to the U.S. Coast Guard in 2018 and 2019, respectively. Stone (NSC 9) is currently under construction and scheduled for delivery in 2020. In 2018, we were awarded long-lead-time material and construction contracts for Calhoun (NSC 10) and NSC 11 (unnamed), which are currently under construction.

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

We delivered the U.S. Navy's newest carrier, USS Gerald R. Ford (CVN 78), in 2017. Beginning in 2009, we received contract awards totaling $7.6 billion for construction preparation, detail design, and construction of the second Gerald R. Ford class (CVN 78) aircraft carrier, John F. Kennedy (CVN 79). In addition, we have received awards valued at $15.2 billion for detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and Doris Miller (CVN 81).
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

In 2017, we completed the RCOH for USS Abraham Lincoln (CVN 72) and redelivered the ship to the U.S. Navy. We are currently performing the RCOH of USS George Washington (CVN 73). We believe our position as the exclusive designer and builder of nuclear-powered aircraft carriers, our RCOH performance on the first six Nimitz class (CVN 68) carriers, our highly trained workforce, the capital-intensive nature of RCOH work, and high barriers to entry due to its nuclear component strongly position us for RCOH contract awards on the remaining Nimitz class (CVN 68) carriers, as well as future work on Gerald R. Ford class (CVN 78) aircraft carriers.

We received a contract in 2013 to inactivate the decommissioned Enterprise (CVN 65), the world's first nuclear-powered aircraft carrier, which was built by us and commissioned in 1961. The decommissioned Enterprise (CVN 65) inactivation was completed in the second quarter of 2018. Aircraft carriers have a lifespan of approximately 50 years, and we believe the ten Nimitz class (CVN 68) carriers we delivered that are currently in active service, as well as Gerald R. Ford class (CVN 78) aircraft carriers we will deliver in the future, present significant opportunities for inactivation contracts as they reach the end of their lifespans. We believe we are well positioned as the U.S. Navy's shipyard of choice for these contract awards.

Design and Construction of Nuclear-Powered Submarines
We are one of only two companies in the United States capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 62 submarines to the U.S. Navy since 1960, comprised of 48 fast attack and 14 ballistic missile submarines. Of the 52 nuclear-powered fast attack submarines currently in active service, 26 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research, and integrated planning.

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

The four submarines of the first block and six submarines of the second block of Virginia class (SSN 774) submarines have been delivered. In 2008, the team was awarded a construction contract for the third block of eight Virginia class (SSN 774) submarines. The multi-year contract increased construction from one submarine per year to two submarines per year. The first submarine under this contract was delivered in 2014 and the last submarine of the third block was delivered in 2019. In 2014, the team was awarded a construction contract for the fourth block of ten Virginia class (SSN 774) submarines. The first submarine of the Block IV contract is scheduled for delivery in 2020, and the last is scheduled for delivery in 2024. In 2019, the team was awarded a construction contract for the fifth block of nine Virginia class (SSN 774) submarines, continuing the two submarines per year production rate that began on the third block. The first submarine of the Block V contract is scheduled for delivery in 2025 and the last is schedule for delivery in 2029.

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

Fleet Support Services

Our fleet support services provide comprehensive life-cycle sustainment services to the U.S. Navy fleet and other DoD and commercial maritime customers. Our technical and waterfront ship services include maintenance, modernization, and repair on all ship classes; naval architecture, marine engineering, and design; integrated logistics support; technical documentation development; warehousing, asset management, and material readiness; operational and maintenance training development and delivery; software design and development; IT infrastructure support and data delivery and management; and cyber security and information assurance. In addition to our broad range of life-cycle sustainment services, we provide undersea vehicle and specialized craft development and prototyping services.

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

Nuclear and Environmental Services

Our nuclear and environmental services focus on nuclear management and operations. We provide site management, nuclear and industrial facilities operations and maintenance, decontamination and decommissioning, and radiological and hazardous waste management services to DoE, DoD, state and local governments, and private sector companies. As part of our nuclear and environmental services, we participate in joint ventures, including Newport News Nuclear BWXT Los Alamos, LLC ("N3B"), Mission Support and Test Services, LLC ("MSTS"), and Savannah River Nuclear Solutions, LLC ("SRNS"). We have a 51% ownership interest in N3B, which, in 2017, was awarded the Los Alamos Legacy Cleanup Contract at the DoE/National Nuclear Security Administration’s Los Alamos National Laboratory located northwest of Santa Fe, New Mexico. We have a 23% ownership interest in MSTS, which, in 2017, was awarded a contract for site management and operations at the Nevada National Security Site located northwest of Las Vegas, Nevada. We have a 34% ownership interest in SRNS, which provides site management and operations at the DoE's Savannah River Site near Aiken, South Carolina.

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

Customers

Our revenues are primarily derived from the U.S. Government. In 2019, 2018, and 2017, approximately 87%, 88%, and 87%, respectively, of our revenues were generated from the U.S. Navy, and approximately 4%, 5%, and 6%, respectively, were generated from the U.S. Coast Guard. In 2019, 2018, and 2017, we generated approximately 3%, 3%, and 3%, respectively, of our revenues from commercial customers and 6%, 4%, and 4%, respectively, from other government agencies.

Intellectual Property

We develop and incorporate into our vessels new technologies, manufacturing processes, and systems-integration processes. In addition to owning a large portfolio of intellectual property, we license intellectual property rights to and from others. The U.S. Government receives non-exclusive licenses to our intellectual property developed in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize others to use the intellectual property we license to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on several factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments - Revenue Recognition in Item 7.

Backlog

As of December 31, 2019 and 2018, our total backlog was approximately $46.5 billion and $23.0 billion, respectively. We expect approximately 17% of backlog at December 31, 2019, to be converted into sales in 2020.

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

We operate in a heavily regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies, including the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA"), and the Defense Contract Management Agency ("DCMA"). These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of our business systems and processes relative to U.S. Government requirements. Our business systems subject to audit or review include our accounting systems, purchasing systems, government property management systems, estimating systems, earned value management systems, and material management accounting systems. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. In addition, any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded if already reimbursed.

The U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in one or more of our business systems. The U.S. Government has, in certain instances, withheld contract payments upon its assessment that deficiencies exist with one or more of our business systems. Although this has not materially impacted the timing of our cash receipts in the past, any such action by the U.S. Government in the future could have a material impact on the timing of our cash receipts.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based upon performance. In the event of termination of a contract for convenience, a contractor is normally able to recover costs already incurred on the contract and profit on those costs up to the amount authorized under the contract, but not the remaining profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. A termination resulting from our default could expose us to various liabilities, including excess reprocurement costs, and could have a material effect on our ability to compete for future contracts.

Government contractors must comply with significant regulatory requirements, including those related to procurement and cyber security. Our contracts with the U.S. Government may result in Requests for Equitable Adjustments ("REAs"), which represent requests for the U.S. Government to make appropriate adjustments to contract terms, including pricing, delivery schedule, technical requirements, or other affected terms, due to changes in the original contract requirements and resulting delays and disruption in contract performance for which the U.S. Government is responsible. We submit and negotiate REAs in the ordinary course of business, and large REAs are not uncommon at the conclusion of both new construction and RCOH activities. REAs are not considered claims under the Contract Disputes Act of 1978, although they may be converted to such claims if we cannot reach agreement with the U.S. Government.
In cases where there are multiple suppliers, contracts for the construction and conversion of U.S. Navy ships and submarines are generally subject to competitive bidding. In evaluating proposed prices, the U.S. Navy sometimes requires bidders to submit information on pricing, estimated costs of completion, and anticipated profit margins to enable the Navy to assess cost realism. The U.S. Navy uses this information and other data to determine an estimated cost for each bidder. U.S. Government regulations determine the contractor costs that are allowable and therefore recoverable from the government, and certain costs are not allowable and therefore are not recoverable. The U.S. Government also regulates the methods by which allowable costs, including overhead, are allocated to government contracts.
Our business, our contracts with various agencies of the U.S. Government, and our subcontracts with other prime contractors are subject to a variety of laws and regulations, including the Federal Acquisition Regulation ("FAR"), the Defense Federal Acquisition Regulation Supplement ("DFARS"), the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, U.S. Cost Accounting Standards ("CAS"), the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, and the Foreign Corrupt Practices Act. We are also subject to evolving cyber security and data privacy and protection laws and regulations. A noncompliance determination by a government agency may result in reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment.

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

While we have competed with another large defense contractor to build large deck amphibious ships, we are currently the only builder of large deck amphibious assault ships and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs. We are also the sole builder of NSCs for the U.S. Coast Guard. We are one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy, and we are party to long-term teaming agreements with the other company for the production of both Virginia class (SSN 774) fast attack nuclear submarines and Columbia class (SSBN 826) ballistic missile submarines. We are one of only two companies that builds the U.S. Navy's current fleet of Arleigh Burke class (DDG 51) destroyers and are strongly positioned to be awarded future contracts for these types of ships as well.

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

Environmental, Health, and Safety

Our manufacturing operations are subject to federal, state, and local laws and regulations relating to the protection of the environment. We accrue estimated costs to perform environmental remediation when we determine it is probable we will incur expenses in the future, in amounts we can reasonably estimate, to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party ("PRP") by the U.S. Environmental Protection Agency ("EPA") or similarly designated by another environmental agency. The inherent difficulties in estimating future environmental remediation costs, resulting from uncertainties regarding the extent of required remediation, determination of legally responsible parties, and the status of laws and regulations and their interpretations, can cause our estimated remediation costs to change.

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

As of December 31, 2019, our probable estimable future costs for environmental remediation were immaterial. In addition, we cannot reasonably estimate remediation costs at certain of our potential environmental remediation sites. Although information gained as remediation progresses may materially affect our accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations, or cash flows.
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
With regard to occupational health and safety, the shipbuilding and ship repair industry includes exposure to hazardous materials and processes. According to the Bureau of Labor Statistics, the shipbuilding and ship repair industry (NAICS 336611) ranks among the highest in several injury metrics. We have experienced three fatalities in the past eight years. We strive to keep our Occupational Safety and Health Administration ("OSHA") compliance programs strong.
The U.S. Navy, Nuclear Regulatory Commission, and DoE each regulate and control various matters relating to our nuclear operations and nuclear materials. Subject to certain requirements and limitations, our contracts with the U.S. Navy and DoE generally provide for indemnity by the U.S. Government for losses resulting from our nuclear operations. For our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators for risk mitigation, and we maintain limited insurance coverage for losses in excess of the coverage of facility operators.

Employees

We have approximately 42,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 6,800 engineers and designers and approximately 2,500 employees with advanced degrees. Our workforce contains many third-, fourth-, and fifth-generation employees, and approximately 1,380 employees with more than 40 years of continuous service. Employees in our shipbuilding divisions with more than 40 years of continuous service achieve the honor of “Master Shipbuilder.” As of December 31, 2019, we had 1,057 Master Shipbuilders at Newport News and 303 at Ingalls. We employ more than 7,400 veterans across the enterprise.

More than 1,900 apprentices are trained by our two shipbuilding segments each year in more than 27 crafts and advanced programs. From nuclear pipe welders to senior executives, we employ approximately 4,300 apprentice school alumni, 2,850 at Newport News, 1,400 at Ingalls, and 50 at Technical Solutions.

Approximately 50% of our employees are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, which expire in November 2020, November 2021, December 2022, and April 2024. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 50 Technical Solutions employees at various locations are represented by unions and perform work under collective bargaining agreements. We believe our relationship with our employees is satisfactory.

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

Forward-Looking Statements

Statements in this Annual Report on Form 10-K and in our other filings with the SEC, as well as other statements we may make from time to time, other than statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in these statements. Factors that may cause such differences include:

•Changes in government and customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);
•Our ability to estimate our future contract costs and perform our contracts effectively;
•Changes in procurement processes and government regulations and our ability to comply with such requirements;
•Our ability to deliver our products and services at an affordable life cycle cost and compete within our markets;
•Natural and environmental disasters and political instability;
•Our ability to execute our strategic plan, including with respect to share repurchases, dividends, capital expenditures, and strategic acquisitions;
•Adverse economic conditions in the United States and globally;
•Changes in key estimates and assumptions regarding our pension and retiree health care costs;
•Security threats, including cyber security threats, and related disruptions; and
•Other risk factors discussed herein and in our other filings with the SEC.

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

We depend heavily on the U.S. Government for substantially all of our business, and risks that arise from conducting business with the U.S. Government could have a material adverse effect on our financial position, results of operations, or cash flows.

Our business consists primarily of the design, construction, repair, and maintenance of nuclear-powered ships and non-nuclear ships for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. We also provide fleet sustainment services to the U.S. Navy, IT and mission-based solutions for the DoD and intelligence and federal civilian customers, and nuclear management and operations and environmental management services for the DoE and DoD. Substantially all of our revenues in 2019 were derived from products and services sold to the U.S. Government, and we expect this to continue in the foreseeable future. In addition, substantially all of our backlog as of December 31, 2019, was U.S. Government related. Our U.S. Government contracts are subject to various risks, including customer political and budgetary constraints and processes, changes in customer short term and long term strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty forecasting costs and schedules for bids on developmental and sophisticated technical work, and contractor suspension or debarment in the event of certain violations of legal or regulatory requirements. Any of these factors could affect our business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations, or cash flows.

Significant delays or reductions in appropriations for our programs, changes in customer priorities, and potential contract terminations could have a material adverse effect on our financial position, results of operations, or cash flows.

We are directly dependent upon Congressional funding of U.S. Navy, U.S. Coast Guard, and other government agency programs. The funding of U.S. Government programs is subject to Congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may be performed over several fiscal years. As a result, a program may be funded initially on a partial basis and receive additional funding only as Congress makes additional appropriations. If we incur costs in excess of existing funding on a contract, we may not recover those costs unless and until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased, or reduced as part of the annual budget process or through continuing resolutions or individual supplemental appropriations.

The impact of Congressional actions to reduce the federal debt and resulting pressures on federal spending could adversely affect the total funding of individual contracts or funding for individual programs and delay purchasing or payment decisions by our customers. Long-term uncertainty exists with respect to overall levels of defense spending across the future years defense plan. It is likely that U.S. Government discretionary spending levels, including defense spending, will continue to be subject to significant pressure. For additional information relating to the U.S. defense budget, see the Business Environment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Demand for our products and services can also be affected by shifts in customer priorities resulting from changes in military strategy and planning. In response to the need for cheaper alternatives and the proliferation of "smart weapons," future strategy reassessments by the DoD may result in decreased demand for our shipbuilding programs, including our aircraft carrier programs. For the year ended December 31, 2019, our aircraft carrier programs accounted for approximately 32% of our consolidated revenue. We cannot predict the impact of changes to customer priorities on existing, follow-on, replacement, or future programs. A shift of priorities to programs in which we do not participate and related reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations, or cash flows.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based upon performance. In the event of termination of a contract for the

U.S. Government's convenience, a contractor is normally able to recover costs already incurred on the contract and profit on those costs up to the amount authorized under the contract, but not the profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. A termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination could have a material adverse effect on our financial condition, results of operations, or cash flows.

Cost growth on flexibly priced contracts that does not result in higher contract value due from customers reduces our profit and exposes us to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Cost growth can occur if expenses to complete a contract increase due to technical challenges, manufacturing difficulties, delays, workforce-related issues, or inaccurate estimates used for the initial calculation of contract costs. Reasons may include labor unavailability or reduced productivity, the nature and complexity of the work performed, the timeliness and availability of materials, major subcontractor performance or product quality issues, performance delays, availability and timing of funding from the customer, and natural disasters. The process of estimating contract costs requires significant judgment and expertise. A significant increase in contract costs from our original cost estimates on one or more contracts could have a material adverse effect on our financial position, results of operations, or cash flows.

Our ability to recover costs and realize profits on contracts with our U.S. Government customers depends upon the type of contract under which we are performing. Our U.S. Government business is currently performed under firm fixed-price, fixed-price incentive, cost-type, and time and material contracts. Under firm fixed price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. Some firm fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based upon our performance. Fixed-price incentive contracts provide for reimbursement of the contractor’s allowable costs incurred in performance of the contract, subject to a cost-share limit that impacts the profit on the contract. Cost-type contracts provide for the payment of allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Under time and material contracts, we are paid for direct labor hours incurred at specified hourly rates plus material costs. See the Contract section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for descriptions of the types of contracts that comprise our business.

Approximately 4% of our revenues in 2019 were generated under firm fixed-price contracts, approximately 50% were generated under fixed price incentive contracts, approximately 42% were generated under cost-type contracts, and approximately 4% were generated under time and material contracts. Our failure to perform to customer expectations and contract requirements may result in reduced fees or losses and affect our financial performance. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to justify an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards. To the extent our mix of contract types changes in the future, our ability to recover our costs and realize profits on our contracts could be negatively affected.

Our earnings and profitability depend upon our ability to perform our contracts.

When agreeing to contract terms, we make assumptions and projections about future conditions and events, many of which extend over long periods. Our assumptions and projections are based upon our assessments of the productivity and availability of labor, the complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the timing of product deliveries, and other matters. We may experience significant variances from our assumptions and projections, contract performance schedule delays, and variances in the timing of our product deliveries. If our actual experience differs significantly from our assumptions or projections or we incur unanticipated contract costs, the profitability of the related contracts may be adversely affected.

Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.

We rely on third parties to provide raw materials, major components and sub-systems, hardware elements, and sub-assemblies for our products and to perform certain services we provide to our customers, and to do so in compliance with applicable laws and regulations. Disruptions and performance problems caused by our suppliers and subcontractors, or misalignments between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers. Our ability to satisfy our obligations on a timely basis could be adversely affected if one or more of our suppliers or subcontractors are unable to provide agreed-upon products or materials or perform agreed-upon services in a timely, compliant and cost-effective manner or they otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to meet expectations could also result in the need for us to transition to alternate parties, which could result in significant incremental cost and delay, or the need for us to provide other supplemental support to our existing suppliers and subcontractors.

Our costs to manufacture our products can increase over the terms of our contracts, including as a result of increases in material costs. Although we may be protected from increases in material costs through contract cost escalation provisions, the difference in basis between our actual material costs and industry indices may expose us to cost recovery risk. In addition, significant delays in deliveries of key raw materials, which may occur as a result of availability or pricing, could have a material adverse effect on our financial position, results of operations, or cash flows.

In some cases, only one supplier may exist for certain components and parts required to manufacture our products. The inability of a sole source supplier to provide a necessary component or part on a timely, compliant, and cost-effective basis could increase our contract cost and affect our ability to perform our contract.

Our procurement practices are intended to provide quality materials and services to support our programs and to reduce the likelihood of our procurement of unauthorized, non-compliant, or deficient materials and services. We rely on our subcontractors and suppliers to comply with applicable laws, regulations, and the expectations set forth in the HII Supplier Code of Conduct in connection with the materials and services we procure. In some circumstances, we rely on representations and certifications from our subcontractors and suppliers regarding their compliance. We also conduct technical assessments, inspections, and audits, as necessary, with subcontractors and suppliers. Notwithstanding the actions we take to mitigate the risk of receiving materials and services that fail to meet specifications or requirements, subcontractors and suppliers sometimes provide us with unauthorized, non-compliant, or deficient materials and services.

Our inability to procure, or a significant delay in acquiring, necessary raw materials, components, or parts, the failure of our subcontractors or suppliers to comply with applicable laws and regulations, inaccurate certifications from our subcontractors and suppliers regarding their compliance, or noncompliant materials, components, or parts from our subcontractors and suppliers could have a material adverse effect on our financial position, results of operations, or cash flows.

Changes to Department of Defense business practices could have a material effect on DoD's procurement process and adversely impact our current programs and potential new awards.

Our industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from greater focus on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of defense funds to key areas for future defense spending. These initiatives and changes to procurement practices may change the way U.S. Government contracts are solicited, negotiated, and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations, and cash flows. Changes in procurement practices favoring incentive-based fee arrangements, different award fee criteria, non-traditional contract provisions, and government contract negotiation offers that mandate what our costs should be may affect our profitability and predictability of our profit rates. The U.S. Government is also pursuing alternatives to shift additional responsibility and performance risks to the contractor.

In addition to DOD's business practice initiatives, the DCMA and DCAA have implemented cost recovery/cost savings initiatives to prioritize cost recovery/savings. As a result of certain of these initiatives, we have experienced and may continue to experience a higher number of audits and/or lengthened periods of time required to close open audits. Moreover, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced, and the allowability of other types of costs are being challenged, debated, and, in certain cases, modified. Significant changes to the thresholds for allowable costs or the allowability of certain costs could adversely affect our financial position, results of operations, or cash flows.

Our future success depends, in part, on our ability to deliver our products and services at an affordable life cycle cost, requiring us to develop and maintain technologies, facilities, equipment, and a qualified workforce to meet the needs of current and future customers.

Shipbuilding is a long cycle business, and our success depends on quality, cost, and schedule performance on our contracts. In turn, our performance depends upon our ability to develop and maintain the workforce, technologies, facilities, equipment, and financial capacity to deliver our products and services at an affordable life cycle cost. If we fail to maintain our competitive position in these areas, we could lose future contracts to our competitors, which could have a material adverse effect on our financial position, results of operations, or cash flows.

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

U.S. defense spending levels are uncertain and difficult to predict. A longer term reduction in shipbuilding activity by the U.S. Navy, evidenced by the reduction in fleet size from 566 ships in 1989 to 293 ships as of December 31, 2019, has resulted in workforce reductions but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Five major private United States shipyards, two of which we own, plus many other smaller private shipyards compete for contracts to construct, overhaul, repair, and convert naval vessels. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, compete for funding with each other, as well as with other defense products and services. We expect competition for future shipbuilding programs to be intense.

We compete with another large defense contractor for contracts to build surface combatants, submarines, and large deck amphibious ships. We may compete in the future with the same and other defense contractors to build new and different classes of ships, as well as ships for which we are currently the sole source, including expeditionary warfare and amphibious assault ships. Moreover, reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. If we are unable to continue to compete successfully against our current or future competitors, we may experience lower revenues and market share, which could negatively impact our financial condition, results of operations, or cash flows.

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

We also compete in the shipbuilding engineering, planning, and design market with companies that provide engineering support services. Such competition increases the risk we may not be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design, and surface combatant and amphibious assault ship program contracts.

Our competitive environment is also affected by bid protests from unsuccessful bidders on new program awards. As the competitive environment intensifies, the number of bid protests may increase. Bid protests can result in an award decision being overturned, requiring a re-bid of the contract. Even when a bid protest does not result in a re-bid, resolution of the matter typically extends the time until contract performance can begin, which can reduce our earnings in the period in which the contract would otherwise be performed.

As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or negative findings from a U.S. Government audit or investigation.

As a U.S. Government contractor, we must comply with significant regulatory requirements, including those relating to procurement, cyber security, and nuclear operations. Government contracting requirements increase our contract performance and compliance costs and risks and change on a routine basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in further performance and compliance requirements and higher costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to recovery of compensation costs, cyber security, counterfeit parts, specialty metals, and conflict minerals), can increase our performance and compliance costs and risks and reduce our profitability.

We are audited and reviewed on a regular basis by the U.S. Government and its various agencies, including the U.S. Navy's Supervisor of Shipbuilding, the DCAA, and the DCMA. These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of our business systems and processes relative to U.S. Government requirements. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Allegations of impropriety can also cause significant reputational damage.

The U.S. Government also has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in one or more of our business systems. The U.S. Government has, in certain instances, withheld contract payments upon its assessment that deficiencies exist with one or more of our business systems, which can have a material impact on the timing of our cash receipts.

The U.S. Government has, from time to time, recommended that certain of our contract prices be reduced, or that certain costs allocated to our contracts be disallowed, which sometimes involve substantial dollar amounts. In response to U.S. Government audits, investigations, and inquiries, we have also in the past made adjustments to our contract prices and costs allocated to our government contracts. Such audits, investigations, and inquiries may result in future reductions of our contract prices. Costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded if previously reimbursed.

We must comply with a variety of federal laws and regulations, including the FAR, DFARS, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and CAS. If a determination is made that we engaged in illegal activities or we are not presently responsible, as defined under the FAR, we may be subject to reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment, any of which could have a material adverse effect on our financial position, results of operations, or cash flows. In addition, cyber security and data privacy and protection laws and regulations are evolving and present increasing compliance challenges, which increase our costs and may affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties.

Many of our contracts contain performance obligations that require innovative design capabilities or state-of-the-art manufacturing expertise, include complex technologies, or are dependent upon factors not wholly within our control, and failure to meet performance expectations could adversely affect our profitability and future prospects.

We design, develop, and manufacture products and provide services utilized by our customers in a variety of environments. Problems and delays with product development, technology implementation, or delivery of subcontractor components or services as a result of issues with design, technology, licensing and intellectual property rights, labor, learning curve assumptions, or materials and parts could prevent us from satisfying contractual requirements.

First-in-class ships, also known as lead ships, usually include new technologies supplied by the U.S. Navy, other contractors, or us. Problems developing or implementing these new technologies or design changes in the construction process can lead to delays in the design schedule for construction. The risks associated with new technologies or mid-construction design changes can both increase the cost of a ship and delay delivery. Untimely receipt of customer information can also cause inefficiencies in the construction process, increase costs, and put the delivery schedule at risk, which can adversely affect our profitability and future prospects.

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

We periodically experience quality issues with respect to products and services that we sell to our U.S. Government customers. These issues can and have required significant resources to determine the source of the deficiencies and implement corrective actions. We may discover quality issues in the future related to our products and services that require analysis and corrective action. Such issues and our responses and corrective actions could have a material adverse effect on our financial position, results of operations, or cash flows.

Changes in estimates used in accounting for our contracts could affect our profitability and our overall financial position.

Contract accounting requires judgments relative to assessing risks, estimating contract revenues and costs, and making assumptions regarding schedule and technical issues. The size and nature of many of our contracts make the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate, and contract for construction of ships that are not completely designed, which subjects our risk assessments, revenue and cost estimates, and assumptions regarding schedule and technical issues to the variability of the final ship design and evolving scope of work. Our judgment, estimation, and assumption processes are significant to our contract accounting, and materially different amounts can be generated if different assumptions are used or if actual events differ from our assumptions. Future changes in assumptions, circumstances, or estimates may have a material adverse effect on our future financial position, results of operations, or cash flows. See Critical Accounting Policies, Estimates, and Judgments in Item 7.

Our business is subject to disruption caused by natural disasters, environmental disasters, and other events that could have a material adverse effect on our financial position, results of operations, or cash flows.

We have significant operations located in regions of the United States that have been and may in the future be exposed to damaging storms, such as hurricanes and floods, and environmental disasters, such as oil spills. Natural disasters can disrupt our workforce, electrical and other power distribution networks, computer and internet operations and accessibility, and critical industrial infrastructure needed for normal business operations, which can adversely affect our contract performance and, as a result, our financial results. Environmental disasters, particularly oil spills in waterways and bodies of water we use for transporting and testing our ships, can cause schedule delays under our contracts with the U.S. Navy and the U.S. Coast Guard.

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

In addition to the events described above, operation of our facilities may be disrupted by civil unrest, acts of sabotage or terrorism, and other local security issues. Such events may require us to incur greater costs for security or to shut down operations for a period of time.

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We seek to buy insurance to cover our significant risks and potential liabilities, including, among others, property loss from natural disasters, product liability, and business interruption resulting from an insured property loss. In some circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage we can reasonably purchase may not be sufficient to cover the full amount of actual losses or liabilities incurred, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business makes it difficult to quantify the disruptive impact and any resulting loss of such events. Limitations on the availability of insurance coverage may result in us incurring substantial costs for uninsured losses, which could have a material adverse effect on our financial position, results of operations, or cash flows. Even in cases for which we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows, and, in the event of litigation with an insurance carrier, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations, or cash flows.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 50% of our employees are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, which expire in November 2020, November 2021, December 2022, and April 2024. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees.
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

In addition to fines, penalties, and criminal sanctions, environmental laws and regulations may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or to decrease the likelihood of accidental hazardous material releases. We anticipate future costs to comply with federal and state environmental laws and regulations related to the cleanup of pollutants released into the environment. Moreover, if we violate the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the "Excluded Parties List" maintained by the General Services Administration, which would continue until the EPA concluded the cause of the violation was cured. Facilities on the "Excluded Parties List" are prohibited from working on any U.S. Government contract.

The adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental matters, our inability to recover related costs under our government contracts, or the financial insolvency of other responsible parties could cause us to incur costs that could have a material adverse effect on our financial position, results of operations, or cash flows.

Market volatility and adverse capital market conditions may affect our ability to access cost-effective sources of funding and may expose us to risks associated with the financial viability of suppliers and subcontractors.

The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers. We access these markets from time to time to support certain business activities, including funding acquisitions and capital expansion projects and refinancing existing indebtedness. We may also access these markets to acquire credit support for our workers' compensation self-insurance program and letters of credit. A number of factors could cause us to incur higher borrowing costs and experience greater difficulty accessing public and private markets for debt, including disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges.

Tightening capital markets could also adversely affect the ability of our suppliers and subcontractors to obtain financing. Delays in the ability of our suppliers or subcontractors to obtain financing, or the unavailability of financing, could negatively affect their ability to perform their contracts with us and, as a result, our ability to perform our contracts. The inability of our suppliers and subcontractors to obtain financing could also result in the need for us to transition to alternate suppliers and subcontractors, which could result in us incurring significant incremental costs and delays.

Our reputation and our ability to conduct business may be impacted by the improper conduct of employees, agents, or business partners.

Our compliance program includes detailed compliance plans and related compliance controls, policies, procedures, and training designed to prevent and detect misconduct by employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition, and data privacy. We have been impacted in the past by the misconduct of employees and business partners, and we may not prevent all such misconduct in the future by our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors. Moreover, the risk of improper conduct may be expected to increase as we expand our operations into foreign jurisdictions. Any improper actions by our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, could subject us to administrative, civil, or criminal investigations and monetary and non-monetary penalties, including suspension or debarment, which could have a material adverse effect on our financial position, results of operations, or cash flows. Any such improper actions could also cause us significant reputational damage.

We could be negatively impacted by security threats, including cyber security threats, and related disruptions.

As a defense contractor, we rely on our information technology infrastructure to process, transmit, and store electronic information, including classified and other sensitive information of the U.S. Government. While we maintain stringent information security policies and protocols and implement security controls and complementary cyber security technologies in compliance with industry requirements, we face substantial cyber security threats to our information technology infrastructure, including threats to our and the U.S. Government's proprietary and classified information. Advanced nation state threat actors, sophisticated cyber crime syndicates, hacktivists, and insiders can pose significant threats to our information technology infrastructure and assets. While we implement countermeasures to address the risks posed by these threats, external and internal threat actors continuously seek to evade our cyber security countermeasures to gain unauthorized and unlawful access to our information technology infrastructure, assets, and data.

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches of our information technology infrastructure or physical facilities could cause us to incur significant recovery and restoration expenses; degrade performance on existing contracts; and expose us to reputational damage, potential liability, or the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, any of which could have a material adverse effect on our operations, financial position, results of operations, or cash flows.

Our suppliers, subcontractors, and other business partners also face cyber security and other security threats. Although we undertake cooperative efforts with our customers, suppliers, subcontractors, and other business partners to assist them with understanding the threats they face and potential cyber security countermeasures to defend against potential cyber attacks, other security threats, and business disruptions, we rely substantially on the safeguards managed by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards, and their relationships with U.S. Government contractors may increase the likelihood that they are targeted by the same cyber security threats we face.

Our nuclear operations subject us to environmental, regulatory, financial, and other risks.

The design, construction, refueling and overhaul, repair, and inactivation of nuclear-powered aircraft carriers and nuclear-powered submarines, our nuclear facilities used to support such activities, our nuclear operations at DoE sites, and our activities in the commercial nuclear market subject us to various risks, including:

•Potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling, and disposal of radioactive materials, including nuclear assemblies and their components;
•Unplanned expenditures relating to maintenance, operations, security, and repairs, including repairs required by the U.S. Navy, the Nuclear Regulatory Commission, or the DoE;
•Reputational damage;
•Potential liabilities arising out of a nuclear incident whether or not it is within our control; and
•Regulatory noncompliance and loss of authorizations or indemnifications necessary for our operations.

Failure to properly handle nuclear materials could pose a health risk to humans and wildlife and could cause personal injury and property damage, including environmental contamination. If a nuclear accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of remedial actions taken by us and emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions we might take in response to an accident could result in significant costs.

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

As part of our business strategy, we acquire non-controlling and controlling interests in businesses. We make acquisitions and investments following careful analysis and due diligence designed to achieve a desired return or strategic objective. Business acquisitions involve estimates, assumptions, and judgments to determine acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our analyses, due diligence processes, and business integration efforts, actual operating results of acquired businesses may vary significantly from expectations. In such events, we may be required to write down our carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of our common stock or the market as a whole can result in goodwill and/or purchased intangible asset impairment charges associated with our existing businesses.

As of December 31, 2019, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 20% and 7%, respectively, of our total assets. We evaluate goodwill values for impairment annually, or when evidence of potential impairment exists. We also evaluate the values of purchased intangible assets when evidence of potential impairment exists. The impairment tests are based on several factors requiring judgments. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangible assets.

Adverse equity market conditions that result in a decline in market multiples and the trading price of our common stock, or other events, such as reductions in future contract awards or significant adverse changes in our operating margins or the operating results of acquired businesses that vary significantly from projected results on which purchase prices are based, could result in an impairment of goodwill or other intangible assets. Any such developments that result in us recording additional goodwill or intangible asset impairment charges could have a material adverse effect on our financial position or results of operations.

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

In joint ventures in which we hold a minority interest, we have limited control over many decisions relating to joint venture operations and internal controls relating to operations. These joint ventures may not be subject to the same requirements regarding internal controls and internal control reporting that apply to us. As a result, internal control issues may arise that could have a material adverse effect on the joint venture. In addition, to facilitate relationships with our joint venture partners, we may agree to assume risks and contribute resources that are proportionately greater than the returns we expect to receive in the related joint venture. Such agreements may reduce our income and returns on these investments compared to what we would have received if our assumed risks and contributed resources were proportionate to our returns.

Strategic acquisitions and investments we pursue involve risks and uncertainties.

As part of our business strategy, we identify and evaluate potential acquisitions and investments. When evaluating such transactions, we make significant judgments regarding the values of business opportunities, technologies, and other assets, the risks and costs of potential liabilities, and the future prospects of business opportunities. Acquisitions and investments also involve other risks and uncertainties, including the difficulty of integrating acquired businesses, challenges achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of management attention and resources from our existing operations and other initiatives, the potential impairment of acquired assets, and the potential loss of key employees of acquired businesses. Our financial results, business, and future prospects could be adversely affected by unanticipated performance issues at acquired businesses, transaction-related charges, unexpected liabilities, amortization of expenses related to purchased intangible assets, and impairment charges on goodwill and purchased intangible assets.

We are subject to claims and litigation that could ultimately be resolved against us, requiring future material cash payments and/or future material charges against our operating income, materially impairing our financial position or cash flows.

The size, nature, and complexity of our business make it highly susceptible to claims and litigation. We are subject to various administrative, civil, and criminal litigation, environmental claims, income tax proceedings, compliance proceedings, customer claims, and investigations, which could divert financial and management resources and result in fines, penalties, compensatory, treble or other damages, or nonmonetary sanctions. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our reliance on government contracts and authorizations. Litigation, claims, or investigations, if ultimately resolved against us, could have a material adverse effect on our financial position, results of operations, or cash flows. Any litigation, claim, or investigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public and make it more difficult for us to compete effectively or acquire adequate insurance in the future.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own patents, trademarks, copyrights, and other forms of intellectual property related to our business, and we license intellectual property rights to and from third parties. The U.S. Government generally receives non-exclusive licenses to certain intellectual property we develop in the performance of U.S. Government contracts, and the U.S. Government may use or authorize others to use such intellectual property. The U.S. Government is taking increasingly aggressive positions both as to the intellectual property to which they believe government use rights apply and to the acquisition of broad license rights. If the U.S. Government is successful in these efforts, our ability to compete and to obtain access to and use certain supplier intellectual property could be negatively affected.

We also rely upon proprietary technology, information, processes, and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors, and other parties, as well as through other measures. These agreements and other measures may not, however, provide meaningful protection for our trade secrets.

Our intellectual property is also subject to challenge, invalidation, misappropriation, or circumvention by third parties. In the event of infringement of our intellectual property rights, breach of a confidentiality agreement, or unauthorized disclosure of proprietary information, we may not have adequate legal remedies to protect our intellectual property. Litigation to determine the scope of our rights, even if successful, could be costly and a diversion of management's attention from other aspects of our business. In addition, trade secrets may otherwise become known or be independently developed by competitors. If we are unable adequately to protect our intellectual property rights, our business could be adversely affected.

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

The payment of cash dividends and repurchases of our common stock are subject to limitations under applicable law and the discretion of our board of directors, considered in the context of then current conditions, including our earnings, other operating results, and capital requirements. Declines in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit our ability under Delaware law to pay dividends and repurchase shares in the future. In addition, the timing and amount of share repurchases under board approved share repurchase programs are within the discretion of management and depend upon many factors, including our share price, results of operations, and capital requirements, as well as applicable law.

Our debt exposes us to certain risks.

As of December 31, 2019, we had $1.3 billion of debt under our senior notes and $1.2 billion of additional borrowing capacity under our Credit Agreement (the “Credit Facility”). Our Credit Facility also allows us to solicit lenders to provide incremental financing capacity in an aggregate amount not to exceed $1 billion, and the indentures governing our senior notes do not limit our incurrence of debt. The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

•Increasing our vulnerability to adverse economic or industry conditions;
•Requiring us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic initiatives, and general corporate purposes;
•Increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•Exposing us to the risk of higher interest rates on borrowings under our Credit Facility and commercial paper program, which are subject to variable rates of interest;
•Placing us at a competitive disadvantage compared to our competitors that have less debt; and
•Limiting our ability to borrow additional funds.

The interest rate on variable rate indebtedness under our Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021. The consequences of the discontinuance of the LIBOR benchmark cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

Anti-takeover provisions in our organizational documents and Delaware law, as well as regulatory requirements, could delay or prevent a change in control.

Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws may delay or prevent a merger or acquisition that stockholders may consider favorable. For example, our Restated Certificate of Incorporation and Restated Bylaws currently require advance notice for stockholder proposals and director nominations, and authorize our board of directors to issue one or more series of preferred stock. These provisions may discourage acquisition proposals or delay or prevent a change in control, which could reduce our stock price. Delaware law also imposes restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

Our nuclear shipbuilding operations are considered vitally important to the U.S. Navy. As a result, our Navy contracts include provisions regarding notice and approval rights for the Navy in the event of a change of control of our nuclear shipbuilding operations and regarding the Navy's obligations to indemnify us for losses relating to our nuclear operations for the Navy.  Such provisions require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and obtain the Navy's consent for transferring certain related licenses to facilitate the Navy's ability to ensure that a potential buyer would continue to conduct our operations in a satisfactory manner.

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

Our Pascagoula shipyard is a primary builder of major surface warships for the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to develop and build six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 47 years of the lease and beyond.

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

Technical Solutions - The properties comprising our Technical Solutions operating segment are located throughout the United States. Our properties located in Virginia Beach, Virginia; Mayport and Panama City, Florida; San Diego, California; Bremerton, Washington; and Honolulu, Hawaii, primarily provide fleet support services. Properties located in Huntsville, Alabama; Fairfax, Virginia; Orlando, Florida; San Antonio, Texas; and Aberdeen and Annapolis Junction, Maryland, primarily provide MDIS services. Properties located in Newport News, Virginia primarily provide nuclear and environmental services. A property located in Houston, Texas provides oil and gas services.
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

Litigation - In March 2019, a new dry dock being transported for delivery to Ingalls by a heavy lift ship struck an Ingalls work barge, which in turn was pushed into Delbert D. Black (DDG 119) causing damage to Delbert D. Black (DDG 119), the work barge, and the new dry dock. At the time of the incident, responsibility for the new dry dock remained with the builder and the transport company. Repair work on Delbert D. Black (DDG 119) is in process at U.S. Navy direction. We are working with the U.S. Navy to ascertain whether third parties will pay for the repairs to Delbert D. Black (DDG 119) or whether the repairs will be paid under the builder's risk insurance included in the Delbert D. Black (DDG 119) contract. Claims were tendered to our insurers, and we have received all outstanding claim proceeds. In April 2019, we filed suit in the U.S. District Court for the Southern District of Mississippi seeking, among other relief, damages from negligent third parties. Based upon information currently available, we believe we will collect sufficient funds from one or more third parties to compensate for the resulting direct and consequential damages, but failure to collect sufficient funds or the length of time required to collect such funds could result in a material effect on our financial position, results of operations, or cash flows.

In 2016, we were made aware that the Company is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to our purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. Depending upon the outcome of the lawsuit, we could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We have only recently been served with the lawsuit and therefore have not had an opportunity to respond to the substance of the complaint or engage in any discovery related to the issues set forth in the complaint. As a result, we currently are unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

In September 2019, we became aware that the Company is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to allegations about our application of a material to the exterior surface of Virginia class (SSN 774) submarines. The DoJ declined to intervene in the lawsuit, and, after the lawsuit was unsealed, the lawsuit was voluntarily dismissed.

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

We and our predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the "Republic") since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. The case proceeded towards arbitration, then appeared to settle favorably, but the settlement was overturned in court and the matter returned to litigation. In March 2014, we filed an arbitral statement of claim asserting breaches of the contract. In July 2014, the Republic filed a statement of defense in the arbitration denying all our allegations and a counterclaim alleging late redelivery of the frigates, unfinished work, and breach of warranty. In February 2018, the arbitral tribunal awarded us approximately $151 million on our claims and awarded the Republic approximately $22 million on its counterclaims. We are seeking to enforce and execute upon the award in multiple jurisdictions. No assurances can be provided regarding the ultimate resolution of this matter.

We are party to various other claims, legal proceedings, and investigations that arise in the ordinary course of business, including U.S. Government investigations that could result in administrative, civil, or criminal proceedings involving us. We are a contractor with the U.S. Government, and such proceedings can therefore include False Claims Act allegations against us. Although we believe that the resolution of these other claims, legal proceedings, and investigations will not have a material effect on our consolidated financial position, results of operations, or cash flows, we cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can therefore give no assurances regarding the ultimate outcome of these matters.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "HII".

Stockholders

The approximate number of our common stockholders was 15,288 as of February 7, 2020.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on April 28, 2020, in Newport News, Virginia.

Stock Performance Graph
The following graph compares the total return on a cumulative basis of $100 invested in our common stock on January 1, 2015, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Select Index.

Total Stockholder Returns
Index Value ($)
250
200
150
100
50
1/1/2015
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
HII
S&P A&D Select
S&P 500

(◦)The cumulative total return assumes reinvestment of dividends.
(◦)The S&P Aerospace & Defense Select Index is comprised of Arconic, Inc., The Boeing Company, General Dynamics Corporation, Huntington Ingalls Industries, Inc., L3 Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, Textron, Inc., TransDigm Group Incorporated, and United Technologies Corporation, among other companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2017, our board of directors authorized an increase in our stock repurchase program from $1.2 billion to $2.2 billion. On November 5, 2019, our board of directors authorized an increase in our stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of shares of our common stock have been recorded as treasury stock. The following table summarizes information by month relating to purchases made by us or on our behalf during the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2019 through October 31, 2019	129,195	$208.90	129,195	$257.0
November 1, 2019 through November 30, 2019	56,439	244.86	56,439	1,243.2
December 1, 2019 through December 31, 2019	68,631	251.97	68,631	1,225.9
Total	254,265	$228.51	254,265	$1,225.9

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Note 20: Stock Compensation Plans in Item 8 and Equity Compensation Plan Information in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data. The table should be read in conjunction with Item 7 and Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31
($ in millions, except per share amounts)	2019	2018	2017	2016	2015
Sales and service revenues(1)	$8,899	$8,176	$7,441	$7,068	$7,020
Goodwill impairment	29	—	—	—	75
Operating income	736	951	881	876	774
Net earnings	549	836	479	573	404
Total assets	7,031	6,383	6,374	6,352	6,024
Long-term debt (2)	1,286	1,283	1,279	1,278	1,273
Total long-term obligations	3,553	3,038	3,225	3,356	3,260
Net cash provided by operating activities	896	914	814	822	861
Free cash flow (3)	460	512	453	537	673
Dividends declared per share	$3.61	$3.02	$2.52	$2.10	$1.70
Basic earnings per share	$13.26	$19.09	$10.48	$12.24	$8.43
Diluted earnings per share	$13.26	$19.09	$10.46	$12.14	$8.36

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment. Headquartered in Newport News, Virginia, HII employs approximately 42,000 people both domestically and internationally.

We conduct most of our business with the U.S. Government, primarily the DoD. As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Technical Solutions segment provides a wide range of professional services, including fleet support, MDIS, nuclear and environmental, and oil and gas services.

The following discussion should be read along with the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Business Environment

Long-term uncertainty exists with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

The National Defense Authorization Act, as well as appropriations measures that funded the DoD, DoE, and all other federal agencies, was enacted in December 2019 for fiscal year 2020. While these measures largely supported our individual programs, we cannot predict the potential impact should fiscal year 2020 appropriations be reprioritized or reprogrammed for other purposes by the executive branch. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers, subcontractors, and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured or maintained by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

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

Defense Industry Overview

The United States faces a complex, uncertain, and rapidly changing national security environment. The 2018 National Defense Strategy acknowledges an increasingly complex global security environment, characterized by overt challenges to the free and open international order and the re-emergence of long-term, strategic competition between nations. America also faces an ever more lethal and disruptive battlefield, combined across domains, and conducted at increasing speed and reach. The security environment is also affected by rapid technological advancements and the changing character of war. The drive to develop new capabilities and enhance lethality is relentless, expanding to address emerging threats from peer-competitors as well as actors with lower barriers of entry, and moving at accelerating speed. New capabilities and lethality enhancements include unmanned and autonomous systems and platforms; hypersonics; directed energy; resilient networks; command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance, and targeting ("C5ISR&T") requirements; and fleet design.

We expect that execution of the DoD strategy will require an affordable balance between investments in enhancing the readiness of the current force with investments in new capabilities, force constructs, technologies, and capacity to meet future challenges. The DoD also faces the additional challenges of recapitalizing aging infrastructure, including the Naval Shipyards, and transforming manpower, personnel, training, and education to recruit and retain an empowered force. Other budget priorities could have a significant impact on future spending plans for defense and non-defense discretionary programs. Decreases in the proposed funding levels for our programs could negatively impact our financial position, results of operations, or cash flows, including revenues, goodwill, and long-lived assets.

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

A new Force Structure Assessment, referred to as the Integrated Naval Force Structure Assessment ("INFSA"), is now underway and anticipated to be released in the Spring of 2020, to influence the fiscal year 2022 budget request. The U.S. Navy’s intent is for the INFSA to reflect a shift in future warfighting by emphasizing sea control and sea denial that enables power projection against adversaries with long-range weapons and full-spectrum joint domain capabilities. The INFSA is also anticipated to implement the evolving concept of Distributed Maritime Operations ("DMO"), which will feature multiple sensors and shooters that are widely dispersed across a broad range of manned and unmanned platforms and linked through resilient networks. Additionally, the INFSA will reflect the United States Marine Corps's ("USMC") desire to return to its maritime roots by evolving from a force requirement of 38 large amphibious warships in support of “2.0” Marine Expeditionary Brigades to a force trained and equipped as a naval expeditionary force-in-readiness and prepared to operate inside actively contested maritime spaces in support of fleet operations. In addition to employment of assets such as LHAs, LPDs, and dock landing ships ("LSD"), the USMC’s force will likely feature an expanded assortment of smaller platforms, landing craft, and connectors that are manned, minimally-manned, and unmanned and exploit autonomy and artificial intelligence.

The U.S. Navy’s 2020 five-year shipbuilding plan included 55 new ships, which is the same quantity that was included in the 2019 five-year shipbuilding plan, but reflected an anticipated reduction in the quantity of amphibious warfare ships to offset a corresponding increase in the quantity of attack submarines and small surface combatants. However, the U.S. Navy’s 30-year shipbuilding plan for 2020 reflects a total of 304 ships, compared to the 2019 plan of 301 ships, with respective increases of one each for attack submarines, small surface combatants, and amphibious warfare ships.

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

In December 2018, the U.S. Navy also released its “Design for Maintaining Maritime Superiority, Version 2.0” ("Design 2.0"), which expands upon a posture initially put forth in January 2016 under Version 1.0 of Design 2.0. The new plan calls for four specific lines of effort: strengthening naval power at and from the sea; achieving high-velocity outcomes; strengthening the U.S. Navy team of the future; and expanding and strengthening the

Navy’s Network of Partners. Each line of effort calls for specific recommendations that are intended to make the U.S. Navy more agile, more competitive, and tougher. As a means of strengthening naval power, the plan expresses award date goals for several major programs, including the future frigate and large surface combatant. Other initiatives include integrating more artificial intelligence and machine learning into warfare systems, developing and fielding a family of directed energy weapons, as well as employment of 3D printing for replacement parts.

In December 2019, the Chief of Naval Operations released "Fragmentary Order 01/2019: A Design for Maintaining Maritime Superiority". The order was written to simplify, prioritize, and build upon the foundation of “Design 2.0,” and focus the U.S. Navy’s efforts on "Warfighting, Warfighters, and the Future Navy". The end-state for the “Warfighting” tenet is a U.S. Navy that is ready to win across the full range of military operations in competition, crisis, and contingency by persistently operating forward with agility and flexibility in an all-domain battlespace. The end-state for the “Warfighters” tenet is a world-class naval force through recruitment, education, training, and retention of talented Americans – a force that empowers U.S. Navy families. The end-state for the “Future Navy” tenet envisions a fleet designed to ensure the wholeness of combat capability and lethal forces maximizing the benefits of DMO, Expeditionary Advanced Base Operations, and Littoral Operations in a contested environment. Manned and unmanned technology will be used to expand reach, lethality, and warfighter awareness.

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

Our contracts typically fall into one of four categories: firm fixed-price, fixed-price incentive, cost-type, and time and materials. See Note 8: Revenue in Item 8.

•Firm Fixed-Price Contracts - A firm fixed-price contract is a contract in which the specified scope of work is agreed to for a price that is predetermined by bid or negotiation and not generally subject to adjustment regardless of costs incurred by the contractor.

•Fixed-Price Incentive Contracts - Fixed-price incentive contracts provide for reimbursement of the contractor's allowable costs, but are subject to a cost-share limit that affects profitability. Fixed-price incentive contracts effectively become firm fixed-price contracts once the cost-share limit is reached.

•Cost-Type Contracts - Cost-type contracts provide for reimbursement of the contractor's allowable costs plus a fee that represents profit. Cost-type contracts generally require that the contractor use its reasonable efforts to accomplish the scope of the work within some specified time and some stated dollar limitation.

•Time and Materials - Time and materials contracts specify a fixed hourly billing rate for each direct labor hour expended and reimbursement for allowable material costs and expenses.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates by management in its application. The development and selection of these critical accounting policies have been determined by our management. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain of the assumptions used in these policies, it is possible that different parties could choose different assumptions and reach different conclusions. We consider our policies relating to the following matters to be critical accounting policies:

•Revenue recognition;
•Purchase accounting, goodwill, and intangible assets;
•Litigation, commitments, and contingencies;
•Retirement related benefit plans; and
•Workers' compensation.

Revenue Recognition

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

When the customer is not a U.S. Government entity, we may recognize revenue over time or at a point in time when control transfers upon delivery, depending upon the facts and circumstances of the related arrangement. When we determine that revenue should be recognized over time, we utilize a measure of progress that best depicts the transfer of control of the relevant goods and services to the customer. Generally, the terms and conditions of the contracts result in a transfer of control over the related goods and services as we satisfy our performance obligations. Accordingly, we recognize revenue over time using the cost-to-cost method to measure performance progress. We may, however, utilize a measure of progress other than cost-to-cost, such as a labor-

based measure of progress, if the terms and conditions of the arrangement require such accounting.

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

The cost estimation process requires significant judgment based upon the professional knowledge and experience of our engineers, program managers, and financial professionals. Factors considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity, and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any performance delays, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete.

Changes in estimates of sales, costs, and profits on a performance obligation are recognized using the cumulative catch-up method of accounting, which recognizes in the current period the cumulative effect of the changes in current and prior periods.

For the years ended December 31, 2019, 2018, and 2017, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Year Ended December 31
($ in millions)	2019	2018	2017
Gross favorable adjustments	$247	$225	$309
Gross unfavorable adjustments	(151)	(115)	(105)
Net adjustments	$96	$110	$204

For the year ended December 31, 2019, favorable cumulative catch-up adjustments were related to contract changes on submarine support services, risk retirement on the Legend class NSC program, surface combatants, and the RCOH of USS George Washington (CVN 73), as well as other individually insignificant adjustments. During the same period, unfavorable cumulative catch-up adjustments included recognition of a forward loss on a fleet support services contract and schedule delays on Tripoli (LHA 7), as well as other individually insignificant adjustments.

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

Purchase Accounting, Goodwill, and Intangible Assets
Goodwill - Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill as of December 31, 2019 and 2018, was $1,373 million and $1,263 million, respectively.

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

November 30, 2019 Impairment Test - In connection with our annual goodwill impairment test, we tested goodwill for each of our four reporting units. As a result of our annual goodwill impairment test, we determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2019, except for the oil and gas reporting unit in our Technical Solutions segment.

Our determination of fair value as of November 30, 2019, of our oil and gas reporting unit, considered the slower than expected growth in operating margin, a revised long-term outlook for the reporting unit, and less favorable market conditions. The analysis concluded the fair value of this reporting unit was less than its carrying value as of November 30, 2019, and we recorded a goodwill impairment charge of $29 million at our oil and gas reporting unit in our Technical Solutions segment in the fourth quarter of 2019.

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

Litigation, Commitments, and Contingencies

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

Asset Retirement Obligations - We record all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and contractual lease restoration obligations. Recorded amounts as of each of December 31, 2019 and 2018, were immaterial. See Note 2: Summary of Significant Accounting Policies in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2019, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of facilities currently in use may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and these obligations have therefore not been included in our consolidated financial statements.

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
Uncertain Tax Positions - Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. We recognize the amount of a tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties and accrued interest related to uncertain tax positions are recognized as a component of income tax expense. See Note 14: Income Taxes in Item 8. Changes in accruals associated with uncertain tax positions are recorded in earnings in the period they are determined.

Retirement Related Benefit Plans

We recognize, on a plan-by-plan basis, the funded status of our retirement related benefit plans as an asset or liability on our balance sheet, with corresponding adjustments to after-tax accumulated other comprehensive loss and deferred tax assets or liabilities. The funded status represents the difference between the benefit obligation and the fair value of plan assets. See Note 19: Employee Pension and Other Postretirement Benefits in Item 8.

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

Retirement related benefit plan costs are allocated to our U.S. Government contracts as allowable costs based upon CAS. We recover our CAS costs through the pricing of products and services on U.S. Government contracts, so that the CAS cost is recognized in segment product sales and service revenues and in the costs of those product sales and service revenues. In order to present our consolidated financial statements in accordance with FAS, we record the difference between our FAS expense and CAS cost (“FAS/CAS Adjustment”) as operating income within segment operating income and non-operating retirement benefit (expense).

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

We use a current market rate to determine the CAS interest rate. Effective January 1, 2021, we will adopt the Safe Harbor methodology used in determining CAS pension costs. Under the new methodology, the interest rates used to calculate pension liabilities under CAS are consistent with those used in the determination of minimum funding requirements under ERISA.

Pension funding requirements under ERISA are subject to potential pension relief for plan sponsors in the form of higher interest rate assumptions introduced by the Moving Ahead for Progress in the 21st Century Act and subsequently extended by the Highway and Transportation Funding Act in 2014 and The Bipartisan Budget Act of 2015. Using these minimum funding interest rates for the purposes of determining pension costs under CAS reduces volatility in CAS costs year-over-year and provides more predictable costs for our customers, while better aligning reimbursements of pension costs under our contracts with our required pension plan contributions under ERISA.

This change in CAS methodology is not expected to have a material effect on our minimum pension funding requirements and no effect on benefits received by participants of the pension plans. While CAS costs under the new methodology are generally expected to be comparable over the life of a plan on a net present value basis, the change is expected to decrease CAS costs following adoption in 2021 due to the higher interest rates applicable with funding relief, thus resulting in a lower FAS/CAS Adjustment. Following adoption in 2021 and based on current interest rate conditions, we also expect that pension contributions will decrease in substantially the same amount as CAS costs, with limited impact to cash flows and consolidated segment operating income.

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

Taking into consideration the factors noted above, our weighted average discount rate for pensions was 3.39% and 4.34% as of December 31, 2019 and 2018, respectively. Our weighted average discount rate for other postretirement benefits was 3.35% and 4.33% as of December 31, 2019 and 2018, respectively.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, and is based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. Historical plan asset performance alone has inherent limitations in predicting future returns. While studies are helpful in understanding past and current trends and performance, the assumption is based more on long-term prospective views to avoid short-term market influences. Unless plan assets and benefit obligations are subject to remeasurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year. We used a 7.25% expected long-term rate of return assumption to record 2019 pension expense, and we anticipate retaining that assumption throughout 2020.

Mortality - Mortality assumptions are used to determine the retirement related benefit obligations and expense, and represent the likelihood and duration of benefit payments to plan participants based on historical experience and projected longevity. We periodically update our mortality assumptions as circumstances warrant.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive loss. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2019, the actual return on assets was approximately 22%, which was more than the expected return assumption of 7.25%. For the year ended December 31, 2019, the weighted average discount rates for our pension and other postretirement benefit plans decreased by 95 and 98 basis points, respectively. These differences in asset returns and discount rates resulted in an actuarial gain of $825 million and an actuarial loss of $1,039 million, respectively, for the year ended December 31, 2019.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pensions:

($ in millions)	Increase (Decrease) in 2020 Expense	Increase (Decrease) in December 31, 2019 Obligations
25 basis point decrease in discount rate	$26	$298
25 basis point increase in discount rate	(24)	(281)
25 basis point decrease in expected return on assets	17
25 basis point increase in expected return on assets	(17)

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

Through 2013, CAS required the pension interest rate to be consistent with the expected long-term rate of return on assets assumption, which changed infrequently given its long-term nature. As a result, short-term changes in bond yields or other interest rates generally did not impact CAS costs. Under the U.S. Cost Accounting Standards Board's final CAS Harmonization Rule ("Harmonization"), the liability used to determine CAS cost is developed by comparing the liability under the previous CAS methodology and assumptions to a liability based on a discount rate derived from yields on high quality corporate bonds. Since Harmonization became fully phased in during 2017, the greater of the two liabilities is used for CAS cost calculations. Generally, liabilities based on a discount rate of high quality corporate bonds will be higher than liabilities calculated prior to Harmonization. Prior to the full phasing in of Harmonization, the use of a blend of the pre and post Harmonization liabilities was required.

Other FAS and CAS Pension Considerations - A key driver of the difference between FAS expense and CAS cost (and consequently the FAS/CAS Adjustment) is the pattern of earnings and expense recognition for actuarial gains and losses that arise when our asset and liability experiences differ from our assumptions under each set of requirements. Under FAS, our net actuarial gains and losses exceeding the 10% corridor are amortized over the estimated average remaining service life of the plan participants. Under CAS Harmonization, the amortization period is 10 years for actuarial gains and losses. Both FAS and CAS use a "market-related value" of plan assets approach to calculate the amount of deferred asset gains or losses to be amortized. Under CAS actual asset gains and losses are systematically smoothed over five years, subject to certain limitations. For FAS, we do not use this smoothing method, and instead use fair value in determining our FAS expense. Accordingly, FAS expense generally reflects recent asset gains and losses sooner than CAS.

Additionally, CAS cost is only recognized for plans that are not fully funded as defined under CAS. If a plan becomes or ceases to be fully funded due to our asset or liability experience, our CAS cost will change accordingly.

The FAS/CAS Adjustments in 2019, 2018, and 2017 were net benefits of $136 million, $364 million, and $189 million, respectively. The unfavorable change from 2018 to 2019 was primarily driven by more immediate recognition of the 2018 asset losses under FAS and the impacts of higher discount and interest rates. The favorable change from 2017 to 2018 was primarily driven by more immediate recognition of the 2017 asset gains under FAS and the impacts of lower discount and interest rates and other experience gains and losses and assumptions changes (e.g. mortality). Our projected 2020 FAS/CAS Adjustment is discussed in Consolidated Operating Results - Operating Income.

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

Management reviews independently appraised values, audited financial statements, and additional pricing information to evaluate the NAV or its equivalent. For the limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value. See Note 19: Employee Pension and Other Postretirement Benefits, in Item 8.

Accumulated Other Comprehensive Loss - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive loss along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 19: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial losses as of December 31, 2019 and 2018 were $1,855 million and $1,692 million, respectively. The increase in these actuarial losses in 2019 was primarily driven by a $1,039 million actuarial loss due to the decrease in the discount rates used to determine benefit obligations, $102 million of amortization of previously unrecognized actuarial losses, and actual asset returns, which were $825 million above expected returns.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2019 and 2018 were $50 million and $46 million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The change in unrecognized prior service costs (credits) in 2019 resulted from the amortization of previously accumulated prior service costs (credits).

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans and participate in federally administered second injury workers' compensation funds. We estimate the liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. Our workers' compensation liability was discounted at 1.92% and 2.89% as of December 31, 2019 and 2018, respectively, based on future payment streams and a risk-free rate. We estimate a 100 basis points increase or decrease in the discount rate would change our workers' compensation liability by $(44) million or $53 million, respectively. The workers' compensation benefit obligation on an undiscounted basis was $802 million and $845 million as of December 31, 2019 and 2018, respectively.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for further information.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
Sales and service revenues	$8,899	$8,176	$7,441	$723	9%	$735	10%
Cost of product sales and service revenues	7,368	6,385	5,813	983	15%	572	10%
Income from operating investments, net	22	17	12	5	29%	5	42%
Other income and gains	—	14	—	(14)	(100)%	14	—%
General and administrative expenses	788	871	759	(83)	(10)%	112	15%
Goodwill impairment	29	—	—	29	—%	—	—%
Operating income	736	951	881	(215)	(23)%	70	8%
Interest expense	(70)	(58)	(94)	(12)	(21)%	36	38%
Non-operating retirement benefit (expense)	12	74	(16)	(62)	(84)%	90	563%
Other, net	5	4	1	1	25%	3	300%
Federal and foreign income taxes	134	135	293	(1)	(1)%	(158)	(54)%
Net earnings	$549	$836	$479	$(287)	(34)%	$357	75%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
Product sales	$6,265	$6,023	$5,573	$242	4%	$450	8%
Service revenues	2,634	2,153	1,868	481	22%	285	15%
Sales and service revenues	$8,899	$8,176	$7,441	$723	9%	$735	10%

2019 - Product sales in 2019 increased $242 million, or 4%, from 2018. Product sales at our Ingalls segment decreased $71 million in 2019, primarily as a result of lower volumes in the Legend class NSC program, amphibious assault ships, and surface combatants. Newport News product sales increased $346 million in 2019, primarily as a result of higher volumes in aircraft carriers and submarines. Technical Solutions product sales decreased $33 million in 2019, primarily as a result of lower volumes in nuclear and environmental products.

Service revenues in 2019 increased $481 million, or 22%, from 2018. Service revenues at our Ingalls segment increased $18 million in 2019, as a result of higher volumes in amphibious assault ship services, partially offset by lower volume in surface combatant services. Service revenues at our Newport News segment increased $118 million in 2019, primarily as a result of higher volumes in aircraft carrier and naval nuclear support services, partially offset by lower volume in submarine services. Service revenues at our Technical Solutions segment increased $345 million in 2019, primarily as a result of the addition of Fulcrum and G2, as well as higher volumes in fleet support, oil and gas, and other MDIS services.

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

Service revenues in 2018 increased $285 million, or 15%, from 2017. Service revenues at our Ingalls segment increased $3 million in 2018, as a result of higher volumes in amphibious assault ship services, partially offset by lower volumes in surface combatant services. Service revenues at our Newport News segment increased $269 million in 2018, primarily as a result of higher volumes in naval nuclear support services and submarines services. Service revenues at our Technical Solutions segment increased $13 million in 2018, primarily as a result of higher volumes in oil and gas and MDIS services, partially offset by lower volumes in fleet support and nuclear and environmental services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
Cost of product sales	$5,158	$4,627	$4,277	$531	11%	$350	8%
% of product sales	82.3%	76.8%	76.7%
Cost of service revenues	2,210	1,758	1,536	452	26%	222	14%
% of service revenues	83.9%	81.7%	82.2%
Income from operating investments, net	22	17	12	5	29%	5	42%
Other income and gains	—	14	—	(14)	(100)%	14	—%
General and administrative expenses	788	871	759	(83)	(10)%	112	15%
% of total sales and service revenues	8.9%	10.7%	10.2%
Goodwill impairment	29	—	—	29	—%	—	—%
Cost of sales and service revenues	$8,163	$7,225	$6,560	$938	13%	$665	10%

Cost of Product Sales

2019 - Cost of product sales in 2019 increased $531 million, or 11%, compared to 2018. Cost of product sales at our Ingalls segment increased $54 million in 2019, primarily as a result of lower risk retirement in amphibious assault ships, partially offset by the lower volumes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Cost of product sales at our Newport News segment increased $383 million in 2019, primarily as a result of the higher volumes described above, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Cost of product sales at our Technical Solutions segment decreased $37 million in 2019, primarily due to the lower volumes described above. Cost of product sales related to the Operating FAS/CAS Adjustment increased $131 million from 2018 to 2019.

Cost of product sales as a percentage of product sales increased from 76.8% in 2018 to 82.3% in 2019, primarily due to an unfavorable change in the Operating FAS/CAS Adjustment, a workers' compensation benefit in 2018, lower risk retirement on the San Antonio class (LPD 17) program and Tripoli (LHA 7), and year-to-year variances in contract mix, partially offset by higher risk retirement on the RCOH of USS George Washington (CVN 73) and one time employee bonus payments in 2018 related to the Tax Act.

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

Cost of Service Revenues

2019 - Cost of service revenues in 2019 increased $452 million, or 26%, compared to 2018. Cost of service revenues at our Ingalls segment increased $2 million in 2019, primarily as a result of the volume changes described above, partially offset by the recognition in 2018 of a loss on a long-term design contract and improved performance on surface combatant services. Cost of service revenues at our Newport News segment increased $67 million in 2019, primarily as a result of the volume changes described above. Cost of service revenues at our Technical Solutions segment increased $348 million in 2019, primarily as a result of the volume changes described above and a loss on a fleet support services contract, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Cost of service revenues related to the Operating FAS/CAS Adjustment increased $35 million from 2018 to 2019.

Cost of service revenues as a percentage of service revenues increased from 81.7% in 2018 to 83.9% in 2019, primarily driven by an unfavorable change in the Operating FAS/CAS Adjustment, a loss on a fleet support services contract, and year-to-year variances in contract mix, partially offset by contract changes on submarine support services, one time employee bonus payments in 2018 related to the Tax Act, and the recognition in 2018 of a loss on a long-term design contract.

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

2019 - Income from operating investments, net increased $5 million, or 29%, to $22 million in 2019 from $17 million in 2018. The increase resulted from higher equity income from our SRNS and N3B investments.

2018 - Income from operating investments, net increased $5 million, or 42%, to $17 million in 2018 from $12 million in 2017. The increase resulted from higher equity income from our SRNS and N3B investments.

Other Income and Gains

2019 - Other income and gains decreased $14 million in 2019 compared to 2018, primarily due to recoveries related to a settlement agreement at our Ingalls segment in 2018.

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

2019 - General and administrative expenses in 2019 decreased $83 million, or 10%, compared to 2018. This decrease was primarily driven by lower overhead costs and current state income tax expense, partially offset by the addition of Fulcrum and G2 and unfavorable changes in non-current state income tax expense.

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

2019 - We recorded a goodwill impairment charge in 2019 of $29 million at our Technical Solutions segment. See Note 13: Goodwill and Other Intangible Assets in Item 8.

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

The following table reconciles operating income to segment operating income:

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
Operating income	$736	$951	$881	$(215)	(23)%	$70	8%
Operating FAS/CAS Adjustment	(124)	(290)	(205)	166	57%	(85)	(41)%
Non-current state income taxes	19	2	12	17	850%	(10)	(83)%
Segment operating income	$631	$663	$688	$(32)	(5)%	$(25)	(4)%

Segment Operating Income

2019 - Segment operating income in 2019 was $631 million, compared to $663 million in 2018. The decrease was primarily due to favorable changes in workers' compensation expense in 2018, a goodwill impairment at our Technical Solutions segment, lower risk retirement on the San Antonio class (LPD 17) program and Tripoli (LHA 7), a loss on a fleet support services contract, and recoveries related to a 2018 settlement agreement at our Ingalls segment, partially offset by contract changes on submarine support services, higher volume at our Newport News segment, higher risk retirement on the RCOH of USS George Washington (CVN 73), and one time employee bonus payments in 2018 related to the Tax Act.

2018 - Segment operating income in 2018 was $663 million, compared to $688 million in 2017. The decrease was primarily due to lower performance in the Virginia class (SSN 774) submarine program, lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program, the resolution in 2017 of outstanding contract changes on the inactivation of the decommissioned Enterprise (CVN 65) and the RCOH of USS Abraham Lincoln (CVN 72), as well as one time employee bonus payments in 2018 related to the Tax Act, partially offset by favorable changes in workers' compensation expense, recoveries related to a settlement agreement at our Ingalls segment, and an allowance for accounts receivable in 2017 on a nuclear and environmental commercial contract.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
FAS expense	$(139)	$(91)	$(172)	$(48)	(53)%	$81	47%
CAS cost	275	455	361	(180)	(40)%	94	26%
FAS/CAS Adjustment	136	364	189	(228)	(63)%	175	93%
Non-operating retirement expense	(12)	(74)	16	62	84%	(90)	(563)%
Operating FAS/CAS Adjustment	$124	$290	$205	$(166)	(57)%	$85	41%

2019 - The Operating FAS/CAS Adjustment in 2019 was a net benefit of $124 million, compared to a net benefit of $290 million in 2018. The unfavorable change was primarily driven by the more immediate recognition of higher interest rates under CAS.

2018 - The Operating FAS/CAS Adjustment in 2018 was a net benefit of $290 million, compared to a net benefit of $205 million in 2017. The favorable change was primarily driven by impacts of lower discount and interest rates.

We expect the FAS/CAS Adjustment in 2020 to be a net benefit of approximately $367 million ($69 million FAS and $436 million CAS), primarily driven by the more immediate recognition of the 2019 asset returns under FAS and the more immediate recognition of lower interest rates under CAS.

We expect the Operating FAS/CAS Adjustment in 2020 to be a net benefit of approximately $247 million ($189 million FAS and $436 million CAS), primarily driven by the more immediate recognition of lower interest rates under CAS. The expected FAS/CAS Adjustment is subject to change during 2020, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with updated census data and other items later in the year.

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

2019 - Non-current state income tax expense in 2019 was $19 million, compared to $2 million in 2018. The increase in non-current state income tax expense was driven by an increase in deferred state income tax expense and state uncertain tax positions. The increase in deferred state income tax expense was primarily attributable to changes in the timing of contract taxable income and pension related adjustments.

2018 - Non-current state income tax expense in 2018 was $2 million, compared to $12 million in 2017. The decrease in non-current state income tax expense was driven by a decrease in deferred state income tax expense primarily attributable to changes in pension related adjustments.

Interest Expense

2019 - Interest expense in 2019 was $70 million, compared to $58 million in 2018. The increase was primarily a result of an increase in short term borrowings under our revolving credit facility and our commercial paper program in 2019.

2018 - Interest expense in 2018 was $58 million, compared to $94 million in 2017. The decrease was primarily a result of a loss from the early extinguishment of debt in 2017 from refinancing our 5.000% senior notes due in 2021 with 3.483% senior notes due in 2027. See Note 15: Debt in Item 8.

Non-Operating Retirement Benefit (Expense)

The non-operating retirement benefit (expense) includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

2019 - An unfavorable change in the non-operating retirement benefit (expense) of $62 million from 2018 to 2019 was primarily driven by lower 2018 returns on plan assets.

2018 - The favorable change in the non-operating retirement benefit (expense) of $90 million from 2017 to 2018 was primarily driven by favorable 2017 returns on plan assets.

Federal and Foreign Income Taxes

2019 - Our effective tax rate on earnings from continuing operations was 19.6% in 2019, compared to 13.9% in 2018. The increase in our effective tax rate for 2019 was primarily attributable to claims for higher research and development tax credits for prior tax years recorded in 2018.

2018 - Our effective tax rate on earnings from continuing operations was 13.9% in 2018, compared to 38.0% in 2017. The decrease in our effective tax rate for 2018 was primarily attributable to the reduction in the federal corporate income tax rate and claims for higher research and development tax credits for prior tax years. In addition, the 2017 effective tax rate was impacted by the revaluation of the net deferred tax assets resulting from the decrease in the federal income tax rate included in the Tax Act.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,555	$2,607	$2,420	$(52)	(2)%	$187	8%
Newport News	5,186	4,722	4,164	464	10%	558	13%
Technical Solutions	1,309	988	952	321	32%	36	4%
Intersegment eliminations	(151)	(141)	(95)	(10)	(7)%	(46)	(48)%
Sales and service revenues	$8,899	$8,176	$7,441	$723	9%	$735	10%
Operating Income
Ingalls	$235	$313	$313	$(78)	(25)%	$—	—%
Newport News	390	318	354	72	23%	(36)	(10)%
Technical Solutions	6	32	21	(26)	(81)%	11	52%
Segment operating income	631	663	688	(32)	(5)%	(25)	(4)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	124	290	205	(166)	(57)%	85	41%
Non-current state income taxes	(19)	(2)	(12)	(17)	(850)%	10	83%
Operating income	$736	$951	$881	$(215)	(23)%	$70	8%

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

Ingalls

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,555	$2,607	$2,420	$(52)	(2)%	$187	8%
Segment operating income	235	313	313	(78)	(25)%	—	—%
As a percentage of segment sales	9.2%	12.0%	12.9%

Sales and Service Revenues

2019 - Ingalls revenues, including intersegment sales, decreased $52 million, or 2%, in 2019 compared to 2018, primarily driven by lower revenues in the Legend class NSC program, surface combatants, and amphibious assault ships. Revenues on the Legend class NSC program decreased due to lower volumes on Kimball (NSC 7), Midgett (NSC 8), and Stone (NSC 9), partially offset by higher volumes on NSC 11 (unnamed) and Calhoun (NSC 10). Surface combatant revenues decreased as a result of lower volumes on Delbert D. Black (DDG 119), Paul Ignatius (DDG 117), Frank E. Petersen Jr. (DDG 121), and Lenah H. Sutcliffe Higbee (DDG 123), partially offset by higher volumes on Ted Stevens (DDG 128), USS Fitzgerald (DDG 62) repair and restoration, Jeremiah Denton (DDG 129), Jack H. Lucas (DDG 125), and George M. Neal (DDG 131). Amphibious assault ship revenues decreased as a result of lower volumes on Tripoli (LHA 7), Fort Lauderdale (LPD 28), and the delivered USS Portland (LPD 27), as well as lower risk retirement on the San Antonio class (LPD 17) program, partially offset by higher volumes on Bougainville (LHA 8), Harrisburg (LPD 30), Richard M. McCool Jr. (LPD 29), and LPD Planning Yard and Life Cycle Engineering and Services.

2018 - Ingalls revenues, including intersegment sales, increased $187 million, or 8%, in 2018 compared to 2017, primarily driven by higher revenues in amphibious assault ships, partially offset by lower revenues in surface combatants and the Legend class NSC program. Amphibious assault ship revenues increased as a result of higher volumes on Richard M. McCool Jr. (LPD 29), Bougainville (LHA 8), and Fort Lauderdale (LPD 28), partially offset by lower volumes on the delivered USS Portland (LPD 27) and Tripoli (LHA 7). Surface combatant revenues decreased due to lower volumes on the delivered USS Ralph Johnson (DDG 114), Lenah H. Sutcliffe Higbee (DDG 123), Paul Ignatius (DDG 117), and the delivered USS John Finn (DDG 113), partially offset by higher volumes on USS Fitzgerald (DDG 62) repair and restoration, Jack H. Lucas (DDG 125), and Ted Stevens (DDG 128). Revenues on the Legend class NSC program decreased due to lower volumes on USCGC Kimball (NSC 7) and Midgett (NSC 8), as well as lower risk retirement across the NSC program, partially offset by higher volumes on Stone (NSC 9) and Calhoun (NSC 10).

Segment Operating Income

2019 - Ingalls operating income in 2019 was $235 million, compared to income of $313 million in 2018. The decrease was primarily due to lower risk retirement on the San Antonio class (LPD 17) program and Tripoli (LHA 7) and recoveries related to a 2018 settlement agreement.

2018 - Ingalls operating income remained stable from 2017 to 2018 at $313 million, as recoveries related to a settlement agreement, higher risk retirement on Arleigh Burke class (DDG 51) destroyers, and the higher volumes described above were offset by lower risk retirement on Tripoli (LHA 7) and the Legend class NSC program.

Newport News

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
Sales and service revenues	$5,186	$4,722	$4,164	$464	10%	$558	13%
Segment operating income	390	318	354	72	23%	(36)	(10)%
As a percentage of segment sales	7.5%	6.7%	8.5%

Sales and Service Revenues

2019 - Newport News revenues, including intersegment sales, increased $464 million, or 10%, in 2019 compared to 2018, primarily driven by higher revenues in aircraft carriers, submarines, and naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on Enterprise (CVN 80), the advance planning contract for the RCOH of USS John C. Stennis (CVN 74), and Doris Miller (CVN 81), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73) and John F. Kennedy (CVN 79). Submarine revenues related to the Virginia class (SSN 774) submarine program increased as a result of higher volumes on Block V and Block IV boats, offset by lower volumes on Block III boats. Naval nuclear support services revenues increased primarily as a result of contract changes on submarine support services and higher volume in facility maintenance services.
2018 - Newport News revenues, including intersegment sales, increased $558 million, or 13%, in 2018 compared to 2017, primarily driven by higher revenues in aircraft carriers and naval nuclear support services, partially offset by lower revenues in submarines. Aircraft carrier revenues increased primarily as a result of higher volumes on the execution contract for the RCOH of USS George Washington (CVN 73) and the advance planning contract for Enterprise (CVN 80), partially offset by lower volumes on the inactivation of the decommissioned aircraft carrier Enterprise (CVN 65) and the execution contract for the RCOH of the redelivered USS Abraham Lincoln (CVN 72). Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine support and facility maintenance services. Submarine revenues related to the Virginia class (SSN 774) submarine program decreased due to lower volumes and performance on Block III boats, partially offset by higher volumes on Block IV and Block V boats.

Segment Operating Income

2019 - Newport News operating income in 2019 was $390 million, compared to income of $318 million in 2018. The increase was primarily due to contract changes on submarine support services, the higher volumes described above, and higher risk retirement on the RCOH of USS George Washington (CVN 73), partially offset by favorable changes in workers' compensation expense in 2018.

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

Technical Solutions

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
Sales and service revenues	$1,309	$988	$952	$321	32%	$36	4%
Segment operating income	6	32	21	(26)	(81)%	11	52%
As a percentage of segment sales	0.5%	3.2%	2.2%

Sales and Service Revenues

2019 - Technical Solutions revenues, including intersegment sales, for the year ended December 31, 2019, increased $321 million, or 32%, compared to 2018, primarily due to higher MDIS revenues attributable to the additions of Fulcrum and G2, as well as higher fleet support and oil and gas revenues.

2018 - Technical Solutions revenues, including intersegment sales, for the year ended December 31, 2018, increased $36 million, or 4%, compared to 2017, primarily due to higher revenues in oil and gas services and MDIS services, partially offset by lower nuclear and environmental and fleet support revenues.

Segment Operating Income

2019 - Operating income in the Technical Solutions segment for the year ended December 31, 2019, was $6 million, compared to operating income of $32 million in 2018. The decrease was primarily due to a goodwill impairment at our oil and gas reporting unit and a loss on a fleet support services contract, partially offset by higher equity income from our nuclear and environmental joint ventures and one time employee bonus payments in 2018 related to the Tax Act.

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

BACKLOG

Total backlog as of December 31, 2019, was approximately $46.5 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$9,062	$1,693	$10,755	$9,943	$1,422	$11,365
Newport News	8,414	26,352	34,766	6,767	4,144	10,911
Technical Solutions	435	538	973	339	380	719
Total backlog	$17,911	$28,583	$46,494	$17,049	$5,946	$22,995
We expect approximately 17% of the $46.5 billion total backlog as of December 31, 2019, to be converted into sales in 2020. U.S. Government orders comprised substantially all of the backlog as of December 31, 2019 and 2018.

Awards

2019 - The value of new contract awards during the year ended December 31, 2019, was approximately $32.3 billion. Significant new awards during the period included contracts for the detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and Doris Miller (CVN 81), Block V of the Virginia class (SSN 774) submarine program, and the San Antonio class (LPD 17) amphibious transport dock Harrisburg (LPD 30).

2018 - The value of new contract awards during the year ended December 31, 2018, was approximately $9.8 billion. Significant new awards during the period included contracts for the construction of three Arleigh Burke class (DDG 51) destroyers, for the detail design and construction of Richard M. McCool Jr. (LPD 29), for procurement of long-lead-time material for Enterprise (CVN 80), and for the construction of Calhoun (NSC 10) and NSC 11 (unnamed).

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

The following table summarizes key components of cash flow provided by operating activities:

	Year Ended December 31			2019 over 2018		2018 over 2017
($ in millions)	2019	2018	2017	Dollars	Percent	Dollars	Percent
Net earnings	$549	$836	$479	$(287)	(34)%	$357	75%
Depreciation and amortization	230	207	211	23	11%	(4)	(2)%
Provision for doubtful accounts	(6)	(4)	10	(2)	(50)%	(14)	(140)%
Stock-based compensation	30	36	34	(6)	(17)%	2	6%
Deferred income taxes	97	10	184	87	870%	(174)	(95)%
Retiree benefit funding in excess of expense	80	(454)	(163)	534	118%	(291)	(179)%
Goodwill impairment	29	—	—	29	—%	—	—%
Loss on early extinguishment of debt	—	—	22	—	—%	(22)	(100)%
Trade working capital decrease (increase)	(113)	283	37	(396)	(140)%	246	665%
Net cash provided by operating activities	$896	$914	$814	$(18)	(2)%	$100	12%

Cash Flows

We discuss below our major operating, investing, and financing activities for each of the three years in the period ended December 31, 2019, as classified in our consolidated statements of cash flows.

Operating Activities

2019 - Cash provided by operating activities was $896 million in 2019, compared to $914 million in 2018. The change of $18 million in operating cash flow was primarily due to a change in trade working capital, partially offset by decreased funding of retiree benefit plans. The change in trade working capital was primarily driven by the timing of payments of accounts payable.

We expect cash generated from operations in 2020, in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

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
Investing Activities

2019 - Cash used in investing activities was $627 million in 2019, an increase of $151 million from 2018. The change in investing cash flow was driven by the acquisition of Fulcrum and higher capital expenditures, partially offset by the acquisiton of G2, Inc. in 2018 and investments in nuclear and environmental joint ventures in 2018.
For 2020, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 3.0% to 4.0% of annual revenues.

2018 - Cash used in investing activities was $476 million in 2018, an increase of $127 million from 2017. The change in investing cash flow was driven by the acquisition of G2, Inc., higher capital expenditures, and investments in nuclear and environmental joint ventures in 2018, partially offset by the proceeds from the sale of Avondale.

Financing Activities

2019 - Cash used in financing activities in 2019 was $434 million, compared to $899 million used in 2018. The change was primarily due to decreases of $480 million of common stock repurchases and $2 million in employee tax withholdings on share-based payment arrangements, partially offset by an increase of $17 million of cash dividend payments.

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
The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2019	2018	2017
Net cash provided by (used in) operating activities	$896	$914	$814
Less capital expenditures:
Capital expenditure additions	(530)	(463)	(382)
Grant proceeds for capital expenditures	94	61	21
Free cash flow	$460	$512	$453

2019 - Free cash flow decreased $52 million from 2018, primarily due to a change in trade working capital and higher capital expenditures, partially offset by decreased funding of retiree benefit plans.

2018 - Free cash flow increased $59 million from 2017, primarily due to a change in trade working capital and lower income tax payments, partially offset by increased funding of retiree benefit plans and higher capital expenditures.

Retirement Related Benefit Plan Contributions

ERISA, including amendments under pension relief, defines the minimum amount that must be contributed to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the plans' funded statuses. We made the following minimum and discretionary contributions to our pension and other postretirement plans in the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31
($ in millions)	2019	2018	2017
Pension plans
Discretionary
Qualified	$21	$508	$294
Non-qualified	7	8	7
Other benefit plans	31	30	34
Total contributions	$59	$546	$335

We made discretionary contributions to our qualified defined benefit pension plans totaling $21 million, $508 million, and $294 million in the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019 and 2018, our qualified pension plans were funded 89% and 90%, respectively, on a FAS basis. As of December 31, 2019 and 2018, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to calculate the respective obligations. We expect our 2020 cash contributions to our qualified defined benefit pension plans to be $205 million, all of which we anticipate will be discretionary and which are exclusive of CAS cost recoveries in our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

Other postretirement benefit contributions were $31 million, $30 million, and $34 million in 2019, 2018, and 2017, respectively. We expect our 2020 contributions to our other postretirement benefit plans to be approximately $33 million, which are exclusive of CAS cost recoveries in our contracts. Contributions for postretirement benefits are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In November 2019, our board of directors authorized an increase in our quarterly cash dividend to $1.03 per share. The board previously increased the quarterly cash dividend to $0.86 per share in November 2018 and $0.72 per share in November 2017. We paid cash dividends totaling $149 million ($3.61 per share), $132 million ($3.02 per share), and $115 million ($2.52 per share) in the years ended December 31, 2019, 2018, and 2017, respectively.

In November 2019, our board of directors authorized an increase to our stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2019, we repurchased 1,005,762 shares at an aggregate cost of $214 million. For the years ended December 31, 2018 and 2017, we repurchased 3,620,916 and 1,417,808 shares, respectively, at aggregate costs of $788 million and $288 million, respectively, of which $48 million and $2 million, respectively, were not yet settled for cash as of December 31, 2018 and 2017, respectively. The cost of repurchased shares is recorded as treasury stock in the consolidated statements of financial position.

Additional Capital - In June 2018, we completed an exchange of $600 million aggregate principal amount of registered 3.483% senior notes due December 2027 for all of the then outstanding unregistered senior notes due December 2027. We also have outstanding $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025. Interest on our senior notes is payable semi-annually.

In November 2017, we terminated our Second Amended and Restated Credit Agreement with third-party lenders and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon our credit rating, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on our credit rating. The commitment fee rate as of December 31, 2019 was 0.25% and may vary between 0.20% and 0.30%.

As of December 31, 2019, we had $16 million in issued but undrawn letters of credit and $1,234 million unutilized under the Credit Facility.

In October 2019, we established an unsecured commercial paper note program, under which we may issue up to $1 billion of unsecured commercial paper notes.

We were in compliance with all debt-related covenants as of and during the year ended December 31, 2019. For a description of our outstanding debt amounts and related restrictive covenants, see Note 15: Debt in Item 8.

CONTRACTUAL OBLIGATIONS

As of December 31, 2019, our total outstanding long-term debt was $1,286 million, consisting of senior notes and other third-party debt. For a description of our outstanding debt amounts and related restrictive covenants, see Note 15: Debt in Item 8.

On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. For the year ended December 31, 2018, HII received $8 million from Northrop Grumman under the Separation Agreement. HII had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation as of each of December 31, 2019, and December 31, 2018. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

The following table presents our contractual obligations as of December 31, 2019, and the estimated timing of related future cash payments:

($ in millions)	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt	$1,305	$—	$—	$84	$1,221
Interest payments on long-term debt	398	62	124	115	97
Operating leases	273	45	68	46	114
Purchase obligations (1)	4,263	2,026	1,576	396	265
Other long-term liabilities (2)	937	93	142	112	590
Total contractual obligations	$7,176	$2,226	$1,910	$753	$2,287

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
(2) Other long-term liabilities primarily consist of total accrued workers' compensation reserves, deferred compensation, and other miscellaneous liabilities, of which $225 million is the current portion of workers' compensation liabilities. It excludes obligations for uncertain tax positions of $38 million, including penalties and interest, for which the timing of the payments, if any, cannot be reasonably estimated.

The preceding table excludes retirement related contributions. Amounts for retirement related contributions depend on plan provisions, actuarial assumptions, actual plan asset performance, and other factors described above under Retirement Related Benefit Plans under Critical Accounting Policies, Estimates and Judgments and under Liquidity and Capital Resources.

Further details regarding long-term debt and operating leases can be found in Note 15: Debt and Note 18: Commitments and Contingencies in Item 8.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2019, $16 million in letters of credit were issued but undrawn and $273 million of surety bonds were outstanding. As of December 31, 2019, we had no other significant off-balance sheet arrangements.

GLOSSARY OF PROGRAMS

Included below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

Program Name	Program Description

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We delivered USS America (LHA 6) in April 2014, Tripoli (LHA 7) is scheduled for delivery in 2020, and we are currently constructing Bougainville (LHA 8).

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered USS John Finn (DDG 113), and in 2017 we delivered Ralph Johnson (DDG 114), and in 2019 we delivered Paul Ignatius (DDG 117). We have contracts to construct the following Arleigh Burke class (DDG51) destoyers: Delbert D. Black (DDG 119), Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), DDG 135 (unnamed), and DDG 137 (unnamed).

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

USS Gerald R. Ford class (CVN 78) aircraft carriers
Design and construction for the Ford class program, which is the aircraft carrier replacement program for the decommissioned Enterprise (CVN 65) and Nimitz class (CVN 68) aircraft carriers. USS Gerald R. Ford (CVN 78), the first ship of the Ford class, was delivered to the U.S. Navy in the second quarter of 2017. In June 2015, we were awarded a contract for the detail design and construction of John F. Kennedy (CVN 79), following several years of engineering, advance construction, and purchase of long-lead time components and material. In addition, we have received awards for detail design and construction of Enterprise (CVN 80) and Doris Miller (CVN 81). This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The plan is for a total of 11 ships, of which the first eight ships have been delivered. Stone (NSC 9), Calhoun (NSC 10), and NSC 11 (unnamed) are currently under construction.

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

Interest Rates - Our financial instruments potentially subject to interest rate risk include floating rate borrowings under our Credit Facility. Our $1,250 million Credit Facility was undrawn as of December 31, 2019.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of December 31, 2019, the fair values of our outstanding foreign currency forward contracts were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Long Term Contracts — Refer to Note 2 to the financial statements

Critical Audit Matter Description
The Company recognizes revenue on long-term contracts with U.S. Government customers over time as the work progresses, either as products are produced or as services are rendered, because transfer of control to the customer is continuous. Ordinarily the Company’s contracts represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods, services, or both. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total material costs, labor costs, and profit for the performance obligation. Cost of sales is recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales. For the year ended December 31, 2019, revenue was $8.9 billion, most of which was derived from long-term contracts.

Given the judgments necessary to estimate total material costs, labor costs, and profit in order to recognize revenue for certain long-term contracts, auditing such estimates required extensive audit effort due to the complexity of long-term contracts and a high degree of auditor judgment, especially given the limited historical data for certain contracts, when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total material costs, labor costs, and profit in order to recognize revenue for certain long-term contracts included the following, among others:
•We tested the effectiveness of controls over long-term contract revenue, including management’s controls over the estimates of total material costs, labor costs, and profit for performance obligations.
•We developed independent estimates of revenue based on historical profit margins and current year recorded costs. We compared those estimates to revenue recognized by the Company.
•We obtained the population of active contracts during 2019 and assessed the financial and performance risk of the contracts based on our knowledge gained through prior year audits of the Company, industry experience, and ongoing conversations with members of program management regarding the contract performance to identify contracts that we believe were riskier. For those contracts selected, we performed further audit procedures that were tailored to address the specific characteristics of audit interest identified. Procedures performed, among others, included:
◦Read the relevant portions of contracts to understand contract terms, including incentives, fee arrangement, scope of work, and other unusual contract terms.
◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
◦Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.
◦Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
◦Evaluated the estimates of total materials costs, labor costs, and profit for the performance obligation by:
▪Evaluating management’s ability to achieve the estimates of total material costs, labor costs and profit by 1) performing inquiries with the business managers and corroborating the information gained from these inquiries with other parties who have detailed knowledge of the contract’s progress, issues being encountered, and overall production status, 2) considering management’s historical performance against estimates, 3) detail testing the appropriateness of the timing of changes in estimates, and 4) considering any contradictory information.
▪Comparing materials cost estimates to purchase orders, supplier contracts, or other source documents.
▪Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 13, 2020
We have served as the Company’s auditor since 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 13, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 13, 2020

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2019	2018	2017
Sales and service revenues
Product sales	$6,265	$6,023	$5,573
Service revenues	2,634	2,153	1,868
Sales and service revenues	8,899	8,176	7,441
Cost of sales and service revenues
Cost of product sales	5,158	4,627	4,277
Cost of service revenues	2,210	1,758	1,536
Income from operating investments, net	22	17	12
Other income and gains	—	14	—
General and administrative expenses	788	871	759
Goodwill impairment	29	—	—
Operating income	736	951	881
Other income (expense)
Interest expense	(70)	(58)	(94)
Non-operating retirement benefit (expense)	12	74	(16)
Other, net	5	4	1
Earnings before income taxes	683	971	772
Federal and foreign income taxes	134	135	293
Net earnings	$549	$836	$479

Basic earnings per share	$13.26	$19.09	$10.48
Weighted-average common shares outstanding	41.4	43.8	45.7

Diluted earnings per share	$13.26	$19.09	$10.46
Weighted-average diluted shares outstanding	41.4	43.8	45.8

Net earnings from above	$549	$836	$479
Other comprehensive income (loss)
Change in unamortized benefit plan costs	(167)	(232)	59
Other	3	(2)	14
Tax benefit (expense) for items of other comprehensive income	43	59	(22)
Other comprehensive income (loss), net of tax	(121)	(175)	51
Comprehensive income	$428	$661	$530

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2019	2018
Assets
Current Assets
Cash and cash equivalents	$75	$240
Accounts receivable, net of allowance for doubtful accounts of $3 million as of 2019 and $9 million as of 2018	318	252
Contract assets	989	1,003
Inventoried costs, net	136	128
Income taxes receivable	148	94
Assets held for sale	95	1
Prepaid expenses and other current assets	24	27
Total current assets	1,785	1,745
Property, Plant, and Equipment
Land and land improvements	282	321
Buildings and leasehold improvements	2,384	2,043
Machinery and other equipment	1,909	1,771
Capitalized software costs	218	211
	4,793	4,346
Accumulated depreciation and amortization	(1,961)	(1,829)
Property, plant, and equipment, net	2,832	2,517
Other Assets
Operating lease assets	201	—
Goodwill	1,373	1,263
Other intangible assets, net of accumulated amortization of $599 million as of 2019 and $564 million as of 2018	492	492
Long-term deferred tax assets	108	163
Miscellaneous other assets	240	203
Total other assets	2,414	2,121
Total assets	$7,031	$6,383

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2019	2018
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$497	$562
Accrued employees’ compensation	265	248
Current portion of postretirement plan liabilities	130	131
Current portion of workers’ compensation liabilities	225	225
Contract liabilities	373	331
Liabilities held for sale	77	—
Other current liabilities	323	332
Total current liabilities	1,890	1,829
Long-term debt	1,286	1,283
Pension plan liabilities	975	764
Other postretirement plan liabilities	380	348
Workers’ compensation liabilities	457	454
Long-term operating lease liabilities	164	—
Other long-term liabilities	291	189
Total liabilities	5,443	4,867
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.2 million issued and 40.8 million outstanding as of December 31, 2019, and 53.1 million issued and 41.9 million outstanding as of December 31, 2018	1	1
Additional paid-in capital	1,961	1,954
Retained earnings	3,009	2,609
Treasury stock	(1,974)	(1,760)
Accumulated other comprehensive loss	(1,409)	(1,288)
Total stockholders’ equity	1,588	1,516
Total liabilities and stockholders’ equity	$7,031	$6,383

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2019	2018	2017
Operating Activities
Net earnings	$549	$836	$479
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	180	167	165
Amortization of purchased intangibles	47	36	40
Amortization of debt issuance costs	3	4	6
Provision for doubtful accounts	(6)	(4)	10
Stock-based compensation	30	36	34
Deferred income taxes	97	10	184
Goodwill impairment	29	—	—
Loss on early extinguishment of debt	—	—	22
Change in
Accounts receivable	(51)	195	(126)
Contract assets	32	(242)	91
Inventoried costs	(11)	40	18
Prepaid expenses and other assets	(93)	(40)	(52)
Accounts payable and accruals	4	335	102
Retiree benefits	80	(454)	(163)
Other non-cash transactions, net	6	(5)	4
Net cash provided by operating activities	896	914	814
Investing Activities
Capital expenditures
Capital expenditure additions	(530)	(463)	(382)
Grant proceeds for capital expenditures	94	61	21
Acquisitions of businesses, net of cash received	(195)	(77)	3
Investment in affiliates	—	(10)	—
Proceeds from disposition of assets	—	13	9
Other investing activities, net	4	—	—
Net cash used in investing activities	(627)	(476)	(349)
Financing Activities
Proceeds from issuance of long-term debt	—	—	600
Repayment of long-term debt	—	—	(600)
Proceeds from line of credit borrowings	5,119	95	—
Repayment of line of credit borrowings	(5,119)	(95)	—
Debt issuance costs	—	—	(12)
Premiums and fees related to early extinguishment of debt	—	—	(15)
Dividends paid	(149)	(132)	(115)
Repurchases of common stock	(262)	(742)	(286)
Employee taxes on certain share-based payment arrangements	(23)	(25)	(56)
Net cash used in financing activities	(434)	(899)	(484)
Change in cash and cash equivalents	(165)	(461)	(19)
Cash and cash equivalents, beginning of period	240	701	720
Cash and cash equivalents, end of period	$75	$240	$701
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$137	$142	$223
Cash paid for interest	$75	$62	$72
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$22	$55	$33
Accrued repurchases of common stock	$—	$48	$2

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2016	$1	$1,964	$1,323	$(684)	$(951)	$1,653
Net earnings	—	—	479	—	—	479
Dividends declared ($2.52 per share)	—	—	(115)	—	—	(115)
Stock compensation	—	(22)	—	—	—	(22)
Other comprehensive loss, net of tax	—	—	—	—	51	51
Treasury stock activity	—	—	—	(288)	—	(288)
Balance as of December 31, 2017	1	1,942	1,687	(972)	(900)	1,758
Net earnings	—	—	836	—	—	836
Dividends declared ($3.02 per share)	—	—	(132)	—	—	(132)
Stock compensation	—	12	—	—	—	12
Other comprehensive income, net of tax	—	—	—	—	(175)	(175)
Treasury stock activity	—	—	—	(788)	—	(788)
Effect of accounting standards update 2014-09	—	—	5	—	—	5
Effect of accounting standards update 2016-01	—	—	11	—	(11)	—
Effect of accounting standards update 2018-02	—	—	202	—	(202)	—
Balance as of December 31, 2018	1	1,954	2,609	(1,760)	(1,288)	1,516
Net earnings	—	—	549	—	—	549
Dividends declared ($3.61 per share)	—	—	(149)	—	—	(149)
Stock compensation	—	7	—	—	—	7
Other comprehensive income, net of tax	—	—	—	—	(121)	(121)
Treasury stock activity	—	—	—	(214)	—	(214)
Balance as of December 31, 2019	$1	$1,961	$3,009	$(1,974)	$(1,409)	$1,588

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

HII conducts most of its business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Technical Solutions segment provides a wide range of professional services, including fleet support, mission driven innovative solutions ("MDIS"), nuclear and environmental, and oil and gas services.

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

The cost estimation process requires significant judgment based upon the professional knowledge and experience of the Company’s engineers, program managers, and financial professionals. Factors considered in estimating the work to be completed and ultimate contract recovery include the availability, productivity, and cost of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any performance delays, the availability and timing of funding from the customer, and the recoverability of any claims included in the estimates to complete.

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

For the years ended December 31, 2019, 2018, and 2017 the Company recognized cash grant benefits of $94 million, $61 million, and $21 million, respectively, in other long-term liabilities in the consolidated statements of financial position.

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

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $23 million, $25 million, and $17 million for the years ended December 31, 2019, 2018, and 2017, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Environmental Costs - Environmental liabilities are accrued when the Company determines remediation costs are probable and such costs are reasonably estimable. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are not material. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of December 31, 2019 and 2018, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $147 million and $109 million as of December 31, 2019 and 2018, respectively, and are presented within miscellaneous other assets within the consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

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

Asset Retirement Obligations - Environmental remediation and/or asset decommissioning may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities or other long-term liabilities as appropriate, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and lease restoration obligations. Asset retirement obligations for which the liability's fair value can be reasonably estimated were immaterial as of December 31, 2019 and 2018.

The Company also has known conditional asset retirement obligations related to assets currently in use, including certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2019, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. A liability for these obligations is recorded in the period in which sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

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

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes and for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates expected to be in effect when the deferred tax items reverse in future periods. As a result of the reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018, under the Tax Cuts and Jobs Act (the "Tax Act"), the Company revalued its net deferred tax assets. See Note 14: Income Taxes.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances of $15 million and $12 million were recognized as of each of December 31, 2019 and 2018.

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

Leases - The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to a party the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company recognizes a lease liability at the lease commencement date, as the present value of future lease payments, using an estimated rate of interest that the Company would pay to borrow equivalent funds over an equivalent term on a collateralized basis. A lease asset is recognized based on the lease liability value and adjusted for any prepaid lease payments, initial direct costs, or lease incentive amounts. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

Right of use assets associated with operating leases are recognized in operating lease assets in the consolidated statements of financial position. Lease liabilities associated with operating leases are recognized in long-term operating lease liabilities, with short-term lease liability amounts included in other current liabilities in the consolidated statements of financial position.

Rent expense for operating leases is recognized on a straight-line basis over the lease term and included in cost of sales and service revenues on the consolidated statements of operations and comprehensive income. Variable lease payments are recognized as incurred and include lease operating expenses, which are based on contractual lease terms.

The Company elected for all asset classes to exclude from its consolidated statements of financial position leases having terms of 12 months or less (short-term leases) and elected not to separate lease and non-lease components in the determination of lease payment obligations for its long-term lease contracts.

Assets and Liabilities Held for Sale - Assets and liabilities held for sale represent land, buildings, and other assets and liabilities that have met the criteria of “held for sale” accounting at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of the assets utilizing recent purchase offers, market comparables, and reliable third party data. Assets and liabilities held for sale are being marketed for sale and it is the Company’s intention to complete the sale of these assets within the upcoming year.

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

Self-Insured Workers' Compensation Plan - The operations of the Company are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans and participates in federally administered second injury workers' compensation funds. The Company estimates the liability for claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 1.92% and 2.89% as of December 31, 2019 and 2018, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $802 million and $845 million as of December 31, 2019 and 2018, respectively.

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

Restructuring - Restructuring related accruals are reviewed and adjusted when circumstances require such a change. Accruals for restructuring activities include estimates primarily related to facility consolidations and closures, asset retirement obligations, long-lived asset write-downs, employment reductions, and contract termination costs. There are no restructuring accruals or activity as of and for the years ended December 31, 2019, 2018, and 2017.

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

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. For the year ended December 31, 2018, the Company received $8 million from Northrop Grumman under the Separation Agreement. The Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation as of each of December 31, 2019, and December 31, 2018. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

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
The Company adopted ASU 2016-02 on January 1, 2019, using the optional transition method. In addition, the Company elected practical expedients permitted under the transition guidance within the new standard, which, among other things, allows it to carry forward historical lease classifications. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company's election of the hindsight practical expedient resulted in lengthening lease terms for certain existing leases. The Company made an accounting policy election not to recognize leases with an initial term of 12 months or less in the consolidated statements of financial position and to recognize the lease payments in the consolidated statements of operations and comprehensive income on a straight-line basis over the lease terms. The impact upon adoption was an increase to operating lease assets of $215 million, an increase to short-term operating lease liabilities of $36 million, an increase to long term operating lease liabilities of $179 million, and no material impact to retained earnings.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changes the current incurred loss model to a forward-

looking expected credit loss model for most financial assets, such as trade and other receivables, loans and other instruments. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The Company evaluated the impact of the standard on its consolidated financial statements and does not expect the standard to have a material impact on its consolidated financial statements and disclosures, accounting processes, and internal controls.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amended and simplified the requirements of hedge accounting. The ASU enables companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance requires the presentation of all items that affect earnings in the same income statement line as the hedged item and was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions of ASU 2017-12 on January 1, 2019. The adoption did not result in a material impact to the Company’s financial results.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement," which changes the fair value measurement disclosure requirements of ASC 820. The update includes changes to disclosures regarding valuation techniques and inputs, uncertainty, judgments, and assumptions in fair value measurements, and how changes in fair value measurements affect performance and cash flows. The update is effective for annual reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures, accounting processes, and internal controls.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which amends and simplifies the requirements for income taxes. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and disclosures, accounting processes, and internal controls.

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

5. ACQUISITIONS

On February 25, 2019, the Company acquired Fulcrum IT Services, LLC ("Fulcrum"), an information technology and government consulting company, for approximately $195 million in cash, net of $1 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $133 million of goodwill, which includes the value of Fulcrum's workforce, all of which was allocated to its Technical Solutions segment, as well as $49 million of intangible assets related to existing contract backlog. For the year ended December 31, 2019, the Company recorded a decrease in goodwill of $1 million, primarily driven by the finalization of a net working capital adjustment. See Note 13: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of Fulcrum are not material to the Company’s consolidated financial position, results of operations, or cash flows.

On December 3, 2018, the Company acquired G2, Inc. ("G2"), a provider of cybersecurity solutions to the U.S. Government, for approximately $77 million in cash, net of $2 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $46 million of goodwill, which includes the value of G2's workforce, all of which was allocated to its Technical Solutions segment, as well as $20 million of intangible assets related to existing contract backlog. See Note 13: Goodwill and Other Intangible Assets. For the year ended December 31, 2019, the Company recorded an increase in goodwill of $7 million, primarily driven by the finalization of a net working capital adjustment and the fair value calculations for certain assets and liabilities. The assets, liabilities, and results of operations of G2 are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

6. STOCKHOLDERS' EQUITY

Common Stock - Changes in the Company's number of outstanding shares for the year ended December 31, 2019, resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 20: Stock Compensation Plans.

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2019, the Company repurchased 1,005,762 shares at an aggregate cost of $214 million. For the years ended December 31, 2018 and 2017, the Company repurchased 3,620,916 and 1,417,808 shares, respectively, at aggregate costs of $788 million and $288 million, respectively, of which $48 million and $2 million were not yet settled for cash as of December 31, 2018 and 2017, respectively. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In November 2019, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.86 per share to $1.03 per share. In November 2018, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.72 per share to $0.86 per share. In November 2017, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.60 per share to $0.72 per share. The Company paid cash dividends totaling $149 million ($3.61 per share),

$132 million ($3.02 per share), and $115 million ($2.52 per share) in the years ended December 31, 2019, 2018, and 2017, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of December 31, 2019 and 2018, was comprised of unamortized benefit plan costs of $1,407 million and $1,283 million, respectively, and other comprehensive loss items of $2 million and $5 million, respectively.

The changes in accumulated other comprehensive loss by component for the years ended December 31, 2019, 2018, and 2017, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2016	$(948)	$(3)	$(951)
Other comprehensive income (loss) before reclassifications	(34)	14	(20)
Amounts reclassified from accumulated other comprehensive loss
Amortization of net actuarial loss[1]	93	—	93
Tax expense for items of other comprehensive income	(17)	(5)	(22)
Net current period other comprehensive income	42	9	51
Balance as of December 31, 2017	(906)	6	(900)
Other comprehensive loss before reclassifications	(312)	(2)	(314)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	2	—	2
Amortization of net actuarial loss[1]	78	—	78
Tax expense for items of other comprehensive income	59	—	59
Net current period other comprehensive loss	(173)	(2)	(175)
Effect of Accounting Standards Update 2016-01[2]	—	(11)	(11)
Effect of Accounting Standards Update 2018-02[3]	(204)	2	(202)
Balance as of December 31, 2018	(1,283)	(5)	(1,288)
Other comprehensive income (loss) before reclassifications	(265)	3	(262)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service (credit)[1]	(4)	—	(4)
Amortization of net actuarial loss[1]	102	—	102
Tax expense for items of other comprehensive income	43	—	43
Net current period other comprehensive income (loss)	(124)	3	(121)
Balance as of December 31, 2019	$(1,407)	$(2)	$(1,409)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 19: Employee Pension and Other Postretirement Benefits. The tax expense associated with amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2019, 2018, and 2017, was $25 million, $21 million, and $36 million, respectively.
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

7. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2019	2018	2017
Net earnings	$549	$836	$479

Weighted-average common shares outstanding	41.4	43.8	45.7
Net effect of dilutive stock options and awards	—	—	0.1
Dilutive weighted-average common shares outstanding	41.4	43.8	45.8

Earnings per share - basic	$13.26	$19.09	$10.48
Earnings per share - diluted	$13.26	$19.09	$10.46

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for each of the years ended December 31, 2019, 2018, and 2017.

8. REVENUE

The following is a description of principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see Note 9: Segment Information. For more detailed information regarding the Company's significant accounting policy for revenue, see Note 2: Summary of Significant Accounting Policies.

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

	Year Ended December 31, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,319	$3,905	$41	$—	$6,265
Service revenues	233	1,274	1,127	—	2,634
Intersegment	3	7	141	(151)	—
Sales and service revenues	$2,555	$5,186	$1,309	$(151)	$8,899
Customer Type
Federal	$2,552	$5,178	$879	$—	$8,609
Commercial	—	1	287	—	288
State and local government agencies	—	—	2	—	2
Intersegment	3	7	141	(151)	—
Sales and service revenues	$2,555	$5,186	$1,309	$(151)	$8,899
Contract Type
Firm fixed-price	$91	$7	$244	$—	$342
Fixed-price incentive	2,060	2,359	1	—	4,420
Cost-type	401	2,813	494	—	3,708
Time and materials	—	—	429	—	429
Intersegment	3	7	141	(151)	—
Sales and service revenues	$2,555	$5,186	$1,309	$(151)	$8,899

	Year Ended December 31, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,390	$3,559	$74	$—	$6,023
Service revenues	215	1,156	782	—	2,153
Intercompany	2	7	132	(141)	—
	$2,607	$4,722	$988	$(141)	$8,176
Customer Type
Federal	$2,605	$4,714	$589	$—	$7,908
Commercial	—	1	265	—	266
State and local government agencies	—	—	2	—	2
Intercompany	2	7	132	(141)	—
	$2,607	$4,722	$988	$(141)	$8,176
Contract Type
Firm fixed-price	$81	$8	$147	$—	$236
Fixed-price incentive	2,167	1,876	1	—	4,044
Cost-type	357	2,831	370	—	3,558
Time and materials	—	—	338	—	338
Intercompany	2	7	132	(141)	—
	$2,607	$4,722	$988	$(141)	$8,176

	Year Ended December 31
($ in millions)	2019	2018
Major Programs
Amphibious assault ships	$1,336	$1,348
Surface combatants and coast guard cutters	1,209	1,253
Other	10	6
Total Ingalls	2,555	2,607
Aircraft carriers	2,878	2,605
Submarines	1,595	1,476
Other	713	641
Total Newport News	5,186	4,722
Government and energy services	1,068	799
Oil and gas services	241	189
Total Technical Solutions	1,309	988
Intersegment eliminations	(151)	(141)
Sales and service revenues	$8,899	$8,176

As of December 31, 2019, the Company had $46.5 billion of remaining performance obligations. The Company expects to recognize approximately 17% of its remaining performance obligations as revenue through 2020, an additional 25% through 2022, and the balance thereafter.
Cumulative Catch-up Adjustments

For the years ended December 31, 2019, 2018, and 2017, net cumulative catch-up adjustments increased operating income by $96 million, $110 million, and $204 million, respectively, and increased diluted earnings per share by $1.84, $1.99, and $2.90, respectively. No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income for the years ended December 31, 2019, 2018, and 2017.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets decreased $56 million from December 31, 2018, to December 31, 2019, primarily due to billings at our Ingalls segment. For the year ended December 31, 2019, the Company recognized revenue of $279 million related to its contract liabilities as of December 31, 2018. For the year ended December 31, 2018, the Company recognized revenue of $85 million related to its contract liabilities as of December 31, 2017.

9. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derived over 95% of its revenues from the U.S. Government for each of the years ended December 31, 2019, 2018, and 2017.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

The following table presents the Company's operating results by segment:

	Year Ended December 31
($ in millions)	2019	2018	2017
Sales and Service Revenues
Ingalls	$2,555	$2,607	$2,420
Newport News	5,186	4,722	4,164
Technical Solutions	1,309	988	952
Intersegment eliminations	(151)	(141)	(95)
Total sales and service revenues	$8,899	$8,176	$7,441
Operating Income
Ingalls	$235	$313	$313
Newport News	390	318	354
Technical Solutions	6	32	21
Total segment operating income	631	663	688
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	124	290	205
Non-current state income taxes	(19)	(2)	(12)
Total operating income	$736	$951	$881

Sales transactions between segments are generally recorded at cost.

Other Financial Information

The following tables present the Company's assets, capital expenditures, and depreciation and amortization by segment:

	December 31
($ in millions)	2019	2018	2017
Assets
Ingalls	$1,618	$1,448	1,385
Newport News	3,849	3,572	3,350
Technical Solutions	1,059	734	642
Corporate	505	629	997
Total assets	$7,031	$6,383	$6,374

	Year Ended December 31
($ in millions)	2019	2018	2017
Capital Expenditures(1)
Ingalls	$182	$134	$131
Newport News	240	258	224
Technical Solutions	13	9	6
Corporate	1	1	—
Total capital expenditures	$436	$402	$361
(1) Net of grant proceeds for capital expenditures

	Year Ended December 31
($ in millions)	2019	2018	2017
Depreciation and Amortization(1)
Ingalls	$70	$69	$73
Newport News	123	113	107
Technical Solutions	33	21	25
Corporate	1	—	—
Total depreciation and amortization	$227	$203	$205
(1) Excluding amortization of debt issuance costs

10. ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts Receivable
Accounts receivable include amounts related to any unconditional Company right to receive consideration. Substantially all amounts included in accounts receivable as of December 31, 2019, are expected to be collected in 2020. Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were comprised of the following:

	December 31
($ in millions)	2019	2018
Due from U.S. Government	$315	$216
Due from other customers	6	45
Total accounts receivable	321	261
Allowances for doubtful accounts	(3)	(9)
Total accounts receivable, net	$318	$252

Contract Assets

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not subject solely to the passage of time. Contract assets include retention amounts, substantially all of which were under U.S. Government contracts.

Contract assets were comprised of the following:

	December 31
($ in millions)	2019	2018
Due from U.S. Government	$906	$899
Due from other customers	83	104
Total contract assets	$989	$1,003

11. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

	December 31
($ in millions)	2019	2018
Production costs of contracts in process(1)	$30	$34
Raw material inventory	106	94
Total inventoried costs, net	$136	$128
(1) Includes amounts capitalized pursuant to applicable provisions of the FAR and CAS.

12. ASSETS AND LIABILITIES HELD FOR SALE

During the fourth quarter of 2019, the Company determined that an asset group within its Technical Solutions segment met the criteria to be classified as held for sale. It is the Company's intention to complete the sale of these assets within 12 months following the initial classification as assets held for sale. As a result, the Company recorded an impairment charge of $6 million within other, net in the consolidated statements of operations and comprehensive income. The following table summarizes the assets and liabilities classified as held for sale:

December 31
($ in millions)	2019
Current assets	$74
Property, plant, and equipment	2
Other intangible assets, net	2
Other non-current assets	23
Impairment charges	(6)
Total assets held for sale	$95
Current liabilities	62
Long-term liabilities	15
Total liabilities held for sale	$77

13. GOODWILL AND OTHER INTANGIBLE ASSETS

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

In connection with the Company's annual goodwill impairment test as of November 30, 2019, management tested goodwill for each of its four reporting units. As a result of its annual goodwill impairment tests, the Company determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2019, except for the oil and gas reporting unit in the Technical Solutions segment.

As a result of slower than expected growth in operating margin, a revised future outlook for the business, and less favorable market conditions, the Company concluded the fair value of its oil and gas reporting unit was less than its carrying value as of November 30, 2019. The Company recorded the resulting goodwill impairment charge of $29 million at the oil and gas reporting unit in its Technical Solutions segment in the fourth quarter of 2019.

In connection with the Company’s annual goodwill impairment tests as of November 30, 2018 and 2017, management tested goodwill for each of its four reporting units. As a result of its annual goodwill impairment tests, the Company determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2018 and 2017.

Accumulated goodwill impairment losses as of each of December 31, 2019 and 2018, were $2,906 million and $2,877 million, respectively. The accumulated goodwill impairment losses for Ingalls as of each of December 31, 2019 and 2018, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of December 31, 2019 and 2018, were $1,187 million. The accumulated goodwill impairment losses for the Technical Solutions segment as of each of December 31, 2019 and 2018, were $151 million and $122 million, respectively.

For the years ended December 31, 2019 and 2018, the Company recorded $133 million and $46 million of goodwill related to its acquisitions of Fulcrum and G2, respectively. For the year ended December 31, 2019, the Company recorded a goodwill adjustment of $6 million in the Technical Solutions segment, primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustments, related to the acquisitions of Fulcrum and G2.

For the years ended December 31, 2019 and 2018, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2017	$175	$721	$321	$1,217
Acquisitions	—	—	46	46
Balance as of December 31, 2018	175	721	367	1,263
Acquisitions	—	—	133	133
Adjustments	—	—	6	6
Goodwill impairment	—	—	(29)	(29)
Balance as of December 31, 2019	$175	$721	$477	$1,373

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

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense for the years ended December 31, 2019, 2018, and 2017, was $47 million, $36 million, and $40 million, respectively.

The Company expects amortization for purchased intangible assets of $44 million in 2020, $40 million in 2021, $37 million in 2022, $26 million in 2023, and $16 million in 2024.

14. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rate on earnings from operations for the year ended December 31, 2019, was 19.6%, compared with 13.9% and 38.0% for 2018 and 2017, respectively.

For the year ended December 31, 2019, the Company's effective tax rate differed from the federal statutory tax rate primarily as a result of an increase in estimated research and development tax credits for 2019 and prior years. For the year ended December 31, 2018, the Company's effective tax rate differed from the federal statutory tax rate primarily as a result of claims for higher research and development tax credits for prior tax years. For the year ended December 31, 2017, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of the increase in deferred federal tax expense attributable to the recalculation of the Company's net deferred tax asset to reflect the impact of the federal income tax rate decrease included in the Tax Act, partially offset by the income tax benefits resulting from stock award settlement activity and the domestic manufacturing deduction.

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
Federal and foreign income tax expense for the years ended December 31, 2019, 2018, and 2017, consisted of the following:

	Year Ended December 31
($ in millions)	2019	2018	2017
Income Taxes on Operations
Federal and foreign income taxes currently payable	$50	$127	$121
Change in deferred federal and foreign income taxes	84	8	172
Total federal and foreign income taxes	$134	$135	$293

Earnings and income tax from foreign operations are not material for any periods presented.

Income tax expense differed from the amount based on the statutory federal income tax rate applied to earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2019	2018	2017
Income tax expense (benefit) on operations at statutory rate	$143	$204	$270
Provisional deferred tax asset revaluation - Tax Act	—	(10)	56
Stock compensation - net excess tax benefits	(3)	(5)	(25)
Manufacturing deduction	—	—	(12)
Uncertain tax positions	5	25	—
Research and development tax credit	(16)	(80)	—
Other, Net	5	1	4
Total federal and foreign income taxes	$134	$135	$293

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

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2019, 2018, and 2017 are summarized in the following table:

	December 31
($ in millions)	2019	2018	2017
Unrecognized tax benefits at beginning of the year	$25	$—	$2
Additions based on tax positions related to the current year	6	3	—
Additions based on tax positions related to prior years	5	22	—
Statute of limitation expirations	—	—	(2)
Net change in unrecognized tax benefits	11	25	(2)
Unrecognized tax benefits at end of the year	$36	$25	—

As of December 31, 2019 and 2018, the estimated amounts of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $36 million and $25 million, respectively. Assuming sustainment of these positions, as of December 31, 2019 and 2018, the reversal of $30 million and $25 million, respectively, of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As a result of the unrecognized tax benefits noted above, income tax expense increased $1 million in 2019 for interest and penalties, resulting in a liability of $2 million for interest and penalties as of December 31, 2019. In 2018, there was a net increase in income tax expense of $1 million for interest and penalties, resulting in a liability of $1 million for interest and penalties as of December 31, 2018. In 2017, there was a net decrease in income tax expense of $1 million for interest and penalties, resulting in no material liability for interest and penalties as of December 31, 2017. The 2017 changes in interest and penalties related to statute of limitation expirations.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States - Federal(1)	2011	-	2018
Connecticut	2016	-	2018
Mississippi	2015	-	2018
Virginia	2015	-	2018
(1) The 2014 tax year has been closed in this jurisdiction.

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. No material change to the Company's uncertain tax positions is reasonably expected in the next 12 months.
During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. The Company is part of the IRS Compliance Assurance Process program for the 2014 through 2020 tax years. Open tax years related to state jurisdictions remain subject to examination.

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

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2019	2018
Deferred Tax Assets
Retirement benefits	$348	$331
Workers' compensation	154	151
Operating lease liabilities	55	—
Reserves not currently deductible for tax purposes	47	52
Stock compensation	8	10
Net operating losses and tax credit carry-forwards	17	19
Other	11	5
Gross deferred tax assets	640	568
Less valuation allowance	15	12
Net deferred tax assets	625	556
Deferred Tax Liabilities
Depreciation and amortization	303	247
Contract accounting differences	62	43
Purchased intangibles	97	103
Operating lease assets	55	—
Gross deferred tax liabilities	517	393
Total net deferred tax assets	$108	$163

As of December 31, 2019, the Company had state income tax credit carry-forwards of approximately $20 million, which expire from 2020 through 2023. A deferred tax asset of approximately $15 million (net of federal benefit) has been established related to these state income tax credit carry-forwards, with a valuation allowance of $10 million against such deferred tax asset as of December 31, 2019. State and foreign net operating loss carry-forwards are separately and cumulatively immaterial to the Company’s deferred tax balances and expire between 2026 and 2038.

15. DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2019	2018
Senior notes due November 15, 2025, 5.000%	$600	$600
Senior notes due December 1, 2027, 3.483%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(19)	(22)
Total long-term debt	$1,286	$1,283

Credit Facility - In November 2017, the Company terminated its Second Amended and Restated Credit Agreement and entered into a new Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit ratings, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s credit ratings. The commitment fee rate as of December 31, 2019 was 0.25% and may vary between 0.20% and 0.30%.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

As of December 31, 2019, the Company had $16 million in issued but undrawn letters of credit and $1,234 million unutilized under the Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $7 million and $8 million as of December 31, 2019 and 2018, respectively.

In October 2019, the Company established an unsecured commercial paper note program, under which the Company may issue up to $1 billion of unsecured commercial paper notes.

Senior Notes - In June 2018, the Company completed an exchange of $600 million aggregate principal amount of registered 3.483% senior notes due December 2027 for all of the then outstanding unregistered senior notes due December 2027. The Company also has outstanding $600 million aggregate principal amount of unregistered 5.000% senior notes due November 2025. Interest on the Company's senior notes is payable semi-annually.

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $12 million and $14 million as of December 31, 2019 and 2018, respectively.

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

Mississippi Economic Development Revenue Bonds - As of each of December 31, 2019 and 2018, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of December 31, 2019 and 2018, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the year ended December 31, 2019.

The estimated fair values of the Company's total long-term debt as of December 31, 2019, and December 31, 2018, were $1,379 million and $1,292 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of December 31, 2019, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $84 million due in 2024.

16. INVESTIGATIONS, CLAIMS, AND LITIGATION

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

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. Depending on the outcome of the lawsuit, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company has only recently been served with the lawsuit and therefore has not had an opportunity to respond to the substance of the complaint or engage in any discovery related to the issues set forth in the complaint. As a result, the Company currently is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.

In September 2019, the Company became aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to allegations about the Company’s application of a material to the exterior surface of Virginia class (SSN 774) submarines. The DoJ declined to intervene in the lawsuit, and, after the lawsuit was unsealed, the lawsuit was voluntarily dismissed.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The cost to resolve cases during the years ended December 31, 2019, 2018, and 2017 was immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - In March 2019, a new dry dock being transported for delivery to Ingalls by a heavy lift ship struck an Ingalls work barge, which in turn was pushed into Delbert D. Black (DDG 119) causing damage to Delbert D. Black (DDG 119), the work barge, and the new dry dock. At the time of the incident, responsibility for the new dry dock remained with the builder and the transport company. Repair work on Delbert D. Black (DDG 119) is in process at U.S. Navy direction. The Company is working with the U.S. Navy to ascertain whether third parties will pay for the repairs to Delbert D. Black (DDG 119) or whether the repairs will be paid under the builder's risk insurance included in the Delbert D. Black (DDG 119) contract. Claims were tendered to the Company's insurers, and HII has received all outstanding claim proceeds. In April 2019, the Company filed suit in the U.S. District Court for the Southern District of Mississippi seeking, among other relief, damages from negligent third parties. Based on information currently available, management believes it will collect sufficient funds from one or more third parties to compensate for the resulting direct and consequential damages, but failure to collect sufficient funds or the length of time required to collect such funds could result in a material effect on the Company’s financial position, results of operations, or cash flows.

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

17. LEASES

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

Lease costs and related information were as follows:

Year Ended December 31
($ in millions)	2019
Operating lease costs	$47
Short-term operating lease costs	$44
Variable operating lease costs	$5
Operating cash flows from operating leases	$(46)
Right-of-use assets obtained in exchange for new operating lease liabilities	$38
Weighted-average remaining lease term (years) - operating leases	10 years
Weighted-average discount rate - operating leases	4.2%

The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2019, were as follows:

($ in millions)	December 31, 2019
2020	$45
2021	38
2022	30
2023	24
2024	22
Thereafter	114
Total lease payments	273
Less: imputed interest	58
Present value of lease liabilities	$215

The future minimum lease payments under the Company's long-term non-cancellable operating leases under ASC 840 as of December 31, 2018, were as follows:

($ in millions)	December 31, 2018
2019	$41
2020	36
2021	30
2022	20
2023	13
Thereafter	56
Total lease payments	$196

Lease liabilities included in the Company's consolidated balance sheet as of December 31, 2019, were as follows:

($ in millions)	December 31, 2019
Short-term operating lease liabilities	$35
Lease liabilities included in liabilities held for sale	16
Long-term operating lease liabilities	164
Total operating lease liabilities	$215

18. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances, and are included in contract profit margins to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2019, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of December 31, 2019, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimated that as of December 31, 2019, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2019, the Company had $16 million in letters of credit issued but undrawn, as indicated in Note 15: Debt, and $273 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 42,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements and two site stabilization agreements. Newport News has four collective bargaining agreements covering represented employees, which expire in November 2020, November 2021, December 2022, and April 2024. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 50 Technical Solutions employees at various locations are represented by unions and perform work under collective bargaining agreements. The Company believes its relationship with its employees is satisfactory.
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

19. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The Company also sponsors 401(k) defined contribution pension plans in which most employees, including certain hourly employees, are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2019, 2018, and 2017, were $120 million, $102 million, and $78 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the tax-qualified limits. The liabilities related to these plans as of December 31, 2019, were $209 million and $35 million, respectively, and as of December 31, 2018, were $183 million and $30 million, respectively. Assets, primarily in the form of Level 1 marketable securities held in grantor trusts, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2019 and 2018, were $147 million and $109 million, respectively, of which $111 million and $78 million, respectively, were related to the non-qualified defined benefit pension plans.

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

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2019, 2018, and 2017, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2019	2018	2017	2019	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$144	$157	$146	$7	$8	$10
Interest cost	277	254	266	20	21	24
Expected return on plan assets	(407)	(429)	(367)	—	—	—
Amortization of prior service cost (credit)	18	24	20	(22)	(22)	(20)
Amortization of net actuarial loss (gain)	113	81	97	(11)	(3)	(4)
Net periodic benefit cost	$145	$87	$162	$(6)	$4	$10

The funded status of these plans as of December 31, 2019 and 2018, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,519	$6,778	$479	$553
Service cost	144	157	7	8
Interest cost	277	254	20	21
Plan participants' contributions	5	6	10	8
Actuarial loss (gain)	1,055	(441)	35	(73)
Benefits paid	(258)	(235)	(41)	(38)
Benefit obligation at end of year	7,742	6,519	510	479
Change in Plan Assets
Fair value of plan assets at beginning of year	5,726	5,837	—	—
Actual return on plan assets	1,232	(398)	—	—
Employer contributions	28	516	31	30
Plan participants' contributions	5	6	10	8
Benefits paid	(258)	(235)	(41)	(38)
Fair value of plan assets at end of year	6,733	5,726	—	—
Funded status	$(1,009)	$(793)	$(510)	$(479)

Amounts Recognized in the Consolidated Statements of Financial Position:
Current liability (1)	(34)	(29)	(130)	(131)
Non-current liability (2)	(975)	(764)	(380)	(348)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	81	99	(31)	(53)
Net actuarial loss (gain)	1,897	1,780	(42)	(88)
(1) Included in other current liabilities and current portion of postretirement plan liabilities, respectively.
(2)  Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $7,533 million, $7,123 million, and $6,733 million, respectively, as of December 31, 2019, and $6,336 million, $6,017 million, and $5,726 million, respectively, as of December 31, 2018. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $7,742 million and $6,733 million, respectively, as of December 31, 2019, and $6,519 million and $5,726 million, respectively, as of December 31, 2018.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $7,315 million and $6,733 million, respectively, as of December 31, 2019, and $6,183 million and $5,726 million, respectively, as of December 31, 2018. The ABO for all pension plans was $7,315 million and $6,183 million as of December 31, 2019 and 2018, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2019	2018	2017	2019	2018	2017
Prior service cost (credit)	$—	$—	$(74)	$—	$—	$10
Amortization of prior service cost (credit)	18	24	20	(22)	(22)	(20)
Net actuarial loss (gain)	(230)	(386)	16	(35)	73	15
Amortization of net actuarial loss (gain)	113	81	97	(11)	(3)	(4)
Other	—	1	(1)	—	—	—
Total changes in accumulated other comprehensive income (loss)	$(99)	$(280)	$58	$(68)	$48	$1

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2019, expected to be recognized as components of net periodic expense in 2020 were as follows:

($ in millions)	Pension Benefits	Other Benefits
Prior service cost (credit)	$12	$(21)
Net loss	109	(7)
Total	$121	$(28)

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
	2019	2018	2017
Discount rate	4.34%	3.82%	4.47%
Expected long-term rate on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	3.67%	3.71%	3.68%

	Other Benefits
	2019	2018	2017
Discount rate	4.33%	3.85%	4.38%
Initial health care cost trend rate assumed for next year	5.50%	6.00%	6.50%
Gradually declining to a rate of	4.50%	4.50%	5.00%
Year in which the rate reaches the ultimate rate	2024	2025	2025

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
	2019	2018	2019	2018
Discount rate	3.39%	4.34%	3.35%	4.33%
Rate of compensation increase	3.61%	3.67%
Initial health care cost trend rate assumed for next year			5.50%	5.50%
Gradually declining to a rate of			4.50%	4.50%
Year in which the rate reaches the ultimate rate			2025	2024

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections on December 31, 2019, the Company selected an expected initial health care cost trend rate of 5.50% and an ultimate health care cost trend rate of 4.50% to be reached in 2025. On December 31, 2018, the Company assumed an expected initial health care cost trend rate of 5.50% and an ultimate health care cost trend rate of 4.50% to be reached in 2024.

A one percent change in the assumed health care cost trend rates would have the following effects on 2019 results:

	1 Percentage Point
($ in millions)	Increase	Decrease
Effect on postretirement benefit expense	$2	$(2)
Effect on postretirement benefit obligations	23	(20)

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief, defines the minimum amount that must be contributed to the Company's qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the funded status of each plan. The Company made the following contributions to its pension plans and other postretirement plans for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31
($ in millions)	2019	2018	2017
Pension plans
Discretionary
Qualified	$21	$508	$294
Non-qualified	7	8	7
Other benefit plans	31	30	34
Total contributions	$59	$546	$335

For the year ending December 31, 2020, the Company expects its cash contributions to its qualified defined benefit pension plans to be $205 million, all of which will be discretionary. For the year ending December 31, 2020, the Company expects its cash contributions to its postretirement benefit plans to be approximately $33 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations as of December 31, 2019. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2020	$272	$33	$—
2021	291	35	—
2022	313	36	—
2023	333	37	—
2024	354	38	—
Years 2025 to 2029	$2,045	$173	$2

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee has set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2019, as follows:

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

Private partnership interests include debt and equity investments. These investments are valued based on NAVs or their equivalents, adjusted for capital calls and distributions, reported by the respective general partners. The terms of the partnerships range from seven to ten or more years, and investors do not have the option to redeem their interests in these partnerships. As of December 31, 2019, unfunded commitments to private partnerships were $412 million.

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

	December 31, 2019
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,735	$1,735	$—	$—
Government and agency debt securities	859	—	859	—
Corporate and other debt securities	1,367	—	1,367	—
Group annuity contract	3	—	3	—
Cash and cash equivalents, net	85	25	60	—

Net plan assets subject to leveling	$4,049	$1,760	$2,289	$—

Plan assets not subject to leveling
U.S. and international equities (a)	1,701
Corporate and other debt securities	115
Real estate investments	315
Private partnerships	88
Hedge funds	307
Cash and cash equivalents, net (b)	158
Total plan assets not subject to leveling	2,684

Net plan assets	$6,733

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

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is primarily for gaining market exposure in an unlevered manner or hedging investment risks. The fair market value of the pension master trust's derivatives through direct or separate account investments resulted in net assets of approximately $8 million and $4 million as of December 31, 2019 and 2018, respectively.

There was no activity attributable to Level 3 retirement plan assets during the years ended December 31, 2019 and 2018.

20. STOCK COMPENSATION PLANS

As of December 31, 2019, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan") and the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan").

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

The 2012 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant. Stock awards, in the form of RPSRs, restricted stock rights ("RSRs"), and stock rights, are granted to key employees and members of the board of directors without payment to the Company. The 2012 Plan authorized (i) 3.4 million new shares; plus (ii) any shares subject to outstanding awards under the 2011 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2011 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2019, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2012 Plan was 3.9 million.

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

The Company issued the following stock awards in the years ended December 31, 2019, 2018, and 2017:

Restricted Performance Stock Rights - For the year ended December 31, 2019, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $210.24. These rights are subject to cliff vesting on December 31, 2021. For the year ended December 31, 2018, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $261.88. These rights are subject to cliff vesting on December 31, 2020. For the year ended December 31, 2017, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $218.54. These rights were fully vested as of December 31, 2019. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Restricted Stock Rights - Retention stock awards are granted to key employees primarily to ensure business continuity. In 2019, no retention stock awards were granted. In 2018, the Company granted approximately 2,900 RSRs at a weighted average share price of $225.68, with cliff vesting two to three years from the grant date. In 2017, the Company granted approximately 3,100 RSRs at a weighted average share price of $188.13, with cliff vesting two years from the grant date. As of December 31, 2019, approximately 1,500 of these RSRs were outstanding.

For the year ended December 31, 2019, 0.3 million stock awards vested, of which approximately 0.1 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2018, 0.2 million stock awards vested, of which approximately 0.1 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2017, 0.4 million stock awards vested, of which approximately 0.2 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

Stock Rights and Stock Issuances - The Company granted stock rights to its non-employee directors on a quarterly basis in 2019, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain stock ownership guidelines, the non-employee director may elect under the terms of the Directors’ Compensation Policy and Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

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

Stock award activity for the years ended December 31, 2019, 2018, and 2017, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2016	578	$113.95	0.8 years
Granted	109	217.02
Adjustment due to performance	163	97.00
Vested	(387)	97.00
Forfeited	(14)	154.75
Outstanding as of December 31, 2017	449	147.13	0.8 years
Granted	99	259.62
Adjustment due to performance	98	142.85
Vested	(235)	142.85
Forfeited	(12)	218.50
Outstanding as of December 31, 2018	399	174.07	0.7 years
Granted	132	210.16
Adjustment due to performance	114	135.86
Vested	(265)	135.86
Forfeited	(6)	232.60
Outstanding as of December 31, 2019	374	$201.92	0.9 years

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2019 are based on three metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension ("EBITDAP"), weighted at 40%, pension-adjusted return on invested capital ("ROIC"), weighted at 40%, and relative EBITDAP growth, weighted at 20%. The Company's EBITDAP growth will be measured against EBITDAP growth of the S&P Aerospace and Defense Select Index. The performance goals for outstanding RPSRs granted in 2018 and 2017 are based on EBITDAP and ROIC, each weighted at 50%.

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

Compensation expense for the outstanding converted stock options was determined at the time of grant by Northrop Grumman. No stock options were granted during the years ended December 31, 2019, 2018, and 2017. The fair value of the stock options was expensed on a straight-line basis over the vesting period of the options. The fair value of each of the stock options was estimated on the date of grant using a Black-Scholes option pricing model.

The stock option activity for the years ended December 31, 2019, 2018, and 2017, was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of December 31, 2016	262	$37.73	0.1 years	$38
Exercised	(262)	37.73
Outstanding as of December 31, 2017	—	—
Outstanding as of December 31, 2018	—	—		—
Outstanding as of December 31, 2019	—	$—		$—
Vested as of December 31, 2019	—	$—		$—

The intrinsic value of stock options exercised during the year ended December 31, 2017, was $43 million. Intrinsic value was measured using the fair market value at the date of exercise for stock options exercised or at period end for outstanding stock options, less the applicable exercise price. The Company issued new shares to satisfy exercised stock options.

Compensation Expense

The Company recorded $30 million, $36 million, and $34 million of expense related to stock awards for the years ended December 31, 2019, 2018, and 2017, respectively. The Company recorded $6 million, $8 million, and $9 million (net of impact of reduction in statutory federal corporate income tax rate) as tax benefits related to stock awards for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company recognized tax benefits for the years ended December 31, 2019, 2018, and 2017, of $11 million, $16 million, and $28 million, respectively, from the issuance of stock in settlement of stock awards, and $17 million for the year ended December 31, 2017, from the exercise of stock options. All outstanding stock options were exercised as of December 31, 2017. Accordingly, there were no tax benefits associated with the exercise of stock options in 2018 and 2019.

Unrecognized Compensation Expense

As of December 31, 2019, the Company had less than $1 million of unrecognized compensation expense associated with RSRs granted in 2018, which will be recognized over a weighted average period of 1.1 years, and $28 million of unrecognized expense associated with RPSRs granted in 2019 and 2018, which will be recognized over a weighted average period of 1.1 years. As of December 31, 2019, the Company had no unrecognized compensation expense related to stock options.

21. UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2019 and 2018, are set forth in the following tables:

	Year Ended December 31, 2019
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr(1)
Sales and service revenues	$2,080	$2,188	$2,219	$2,412
Operating income	161	175	214	186
Earnings before income taxes	149	164	198	172
Net earnings	118	128	154	149
Dividends declared per share	$0.86	$0.86	$0.86	$1.03
Basic earnings per share	$2.85	$3.07	$3.74	$3.62
Diluted earnings per share	$2.85	$3.07	$3.74	$3.61
(1) In the fourth quarter of 2019, the Company recorded a $29 million goodwill impairment charge.

	Year Ended December 31, 2018
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$1,874	$2,020	$2,083	$2,199
Operating income	191	257	290	213
Earnings before income taxes	195	262	295	219
Net earnings	156	239	229	212
Dividends declared per share	$0.72	$0.72	$0.72	$0.86
Basic earnings per share	$3.48	$5.41	$5.29	$4.96
Diluted earnings per share	$3.48	$5.40	$5.29	$4.94
22. SUBSIDIARY GUARANTORS

As described in Note 15: Debt, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of December 31, 2019, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

23. SUBSEQUENT EVENT

On February 4, 2020, the Company entered into an agreement with KONGSBERG Gruppen ASA ("Kongsberg") to acquire Hydroid, Inc. (“Hydroid”), a leading provider of advanced marine robotics to the defense and maritime markets, for approximately $350 million of cash, subject to certain adjustments. HII and Kongsberg expect to make a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes. This election would generate a cash tax benefit to the Company with an estimated net present value of $50 million. In conjunction with the transaction, HII and Kongsberg Maritime AS are establishing a strategic alliance to jointly market naval and maritime products and services to the U.S. government market and potentially to global markets. Hydroid, based in Pocasset, Massachusetts, will become part of HII’s Technical Solutions segment. The acquisition of Hydroid expands HII capabilities in the strategically important and rapidly growing autonomous and unmanned maritime systems market. The transaction is subject to regulatory approval and customary closing conditions and is expected to close in the first quarter of 2020. The Company’s financial results will not include Hydroid’s results until the acquisition is closed.

On February 11, 2020, the Company entered into an agreement to contribute its San Diego Shipyard to Titan Acquisition Holdings, L.P. (“Titan”) in exchange for a minority interest in Titan, a joint venture comprised of Vigor

Industrial LLC and MHI Holdings, LLC. The addition of the San Diego Shipyard will expand Titan’s ship repair and complex fabrication business with critical mass, expanded capabilities, and strategically located facilities. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2019. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

/s/ C. Michael Petters	/s/ Christopher D. Kastner
C. Michael Petters	Christopher D. Kastner
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Information about our Executive Officers

The following table sets forth certain information as of February 7, 2020, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	60	President and Chief Executive Officer
Bharat B. Amin	65	Executive Vice President and Chief Information Officer
Jennifer R. Boykin	55	Executive Vice President and President, Newport News Shipbuilding
Brian J. Cuccias	63	Executive Vice President and President, Ingalls Shipbuilding
Jerri F. Dickseski	57	Executive Vice President, Communications
William R. Ermatinger	56	Executive Vice President and Chief Human Resources Officer
Edgar A. Green III	54	Executive Vice President and President, Technical Solutions
Christopher D. Kastner	56	Executive Vice President and Chief Financial Officer
Nicolas G. Schuck	46	Corporate Vice President, Controller and Chief Accounting Officer
D. Scott Stabler II	60	Executive Vice President, Chief Transformation Officer
Mitchell B. Waldman	59	Executive Vice President, Government and Customer Relations
Kellye L. Walker	53	Executive Vice President and Chief Legal Officer
D. R. Wyatt	61	Corporate Vice President and Treasurer

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

Bharat B. Amin, Executive Vice President and Chief Information Officer - Mr. Amin was appointed Executive Vice President and Chief Information Officer in January 2020. Prior to that and from December 2014, he was Vice President and Chief Information Officer for Newport News Shipbuilding. Prior to that, he held various leadership positions at BAE Systems Inc., including Business Technology Officer and Vice President and CIO of the Global Land and Armament Sector. Mr. Amin also held leadership positions in IT and Engineering as Corporate Director--Computer Integrated Manufacturing, IT Director and Senior Industrial Engineer. He holds a B.S in Mechanical Engineering from Maharaja Sayajirao University, India, as well as a M.S. in Industrial Engineering and an Executive M.B.A. in International Business and Finance from Rutgers University.

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

Christopher D. Kastner, Executive Vice President and Chief Financial Officer - Mr. Kastner was elected Executive Vice President and Chief Financial Officer effective March 2016. From August 2012 until he assumed his current position, Mr. Kastner served as Corporate Vice President and General Manager, Corporate Development. Prior to that and from March 2011, he served as Vice President and Chief Financial Officer of our Ingalls Shipbuilding segment. Before that and from 2008, Mr. Kastner served as Vice President, Business Management and Chief Financial Officer of NGSB, Gulf Coast, and served as Vice President, Contracts and Risk Management of Northrop Grumman Ship Systems from 2006 to 2008. Prior to that, he held several positions at other Northrop Grumman businesses, including Corporate Director of Strategic Transactions. Mr. Kastner holds a B.A. in Political Science from the University of California at Santa Barbara and an M.B.A from Pepperdine University.

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

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

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

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation, and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table provides information regarding the equity securities available for issuance under our equity compensation plans as of December 31, 2019.

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	373,790	$0.00	3,862,196
Equity compensation plans not approved by security holders(2)	—	—	—
Total	373,790	$0.00	3,862,196
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. Of these shares, 27,123 were stock rights granted under the 2011 Plan. In addition, this number includes 36,864 stock rights, 1,510 restricted stock rights, and 308,293 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement.
(2) There are no awards made under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2017
Valuation allowance for deferred tax assets	$11	$1	$—	$12
Year Ended December 31, 2018
Valuation allowance for deferred tax assets	12	—	—	12
Year Ended December 31, 2019
Valuation allowance for deferred tax assets	$12	$3	$—	$15
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

4.3
Second supplemental indenture, dated as of August 27, 2019, to the indenture, dated as of November 17, 2015, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019).

4.4
Indenture, dated as of December 1, 2017, by and among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2017).

4.5
First supplemental indenture, dated as of August 27, 2019, to the indenture, dated as of December 1, 2017, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019).

4.6	Description of Securities

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

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Consolidated Statements of Financial Position, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on form 10-K, formatted in Inline XBRL and contained in Exhibit 101.
*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2020.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters	President, Chief Executive Officer and Director
C. Michael Petters	(Principal Executive Officer)	February 13, 2020

/s/ Christopher D. Kastner	Executive Vice President and
Christopher D. Kastner	Chief Financial Officer
	(Principal Financial Officer)	February 13, 2020

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 13, 2020

/s/ Thomas B. Fargo
Thomas B. Fargo	Chairman	February 13, 2020

/s/ Philip M. Bilden
Philip M. Bilden	Director	February 13, 2020

/s/ Augustus L. Collins
Augustus L. Collins	Director	February 13, 2020

/s/ Kirkland H. Donald
Kirkland H. Donald	Director	February 13, 2020

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 13, 2020

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 13, 2020

/s/ Tracy B. McKibben
Tracy B. McKibben	Director	February 13, 2020

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 13, 2020

/s/ John K. Welch
John K. Welch	Director	February 13, 2020

/s/ Stephen R. Wilson
Stephen R. Wilson	Director	February 13, 2020