Form 10-Q
period 2020-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2020-05-07
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of May 1, 2020, 40,474,252 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2020	2019
Sales and service revenues
Product sales	$1,624	$1,490
Service revenues	639	590
Sales and service revenues	2,263	2,080
Cost of sales and service revenues
Cost of product sales	1,290	1,258
Cost of service revenues	550	494
Income from operating investments, net	6	4
General and administrative expenses	214	171
Operating income	215	161
Other income (expense)
Interest expense	(16)	(16)
Non-operating retirement benefit	30	3
Other, net	(13)	1
Earnings before income taxes	216	149
Federal and foreign income taxes	44	31
Net earnings	$172	$118

Basic earnings per share	$4.23	$2.85
Weighted-average common shares outstanding	40.7	41.4

Diluted earnings per share	$4.23	$2.85
Weighted-average diluted shares outstanding	40.7	41.4

Dividends declared per share	$1.03	$0.86

Net earnings from above	$172	$118
Other comprehensive income
Change in unamortized benefit plan costs	23	25
Other	(2)	—
Tax expense for items of other comprehensive income	(6)	(6)
Other comprehensive income, net of tax	15	19
Comprehensive income	$187	$137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$28	$75
Accounts receivable, net of allowance for doubtful accounts of $3 million as of 2020 and 2019	418	318
Contract assets	1,211	989
Inventoried costs, net	154	136
Income taxes receivable	108	148
Assets held for sale	178	95
Prepaid expenses and other current assets	40	24
Total current assets	2,137	1,785
Property, plant, and equipment, net of accumulated depreciation of $1,939 million as of 2020 and $1,961 million as of 2019	2,848	2,832
Operating lease assets	185	201
Goodwill	1,648	1,373
Other intangible assets, net of accumulated amortization of $610 million as of 2020 and $599 million as of 2019	481	492
Deferred tax assets	85	108
Miscellaneous other assets	231	240
Total assets	$7,615	$7,031
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$536	$497
Accrued employees’ compensation	265	265
Short-term debt and current portion of long-term debt	88	—
Current portion of postretirement plan liabilities	130	130
Current portion of workers’ compensation liabilities	229	225
Contract liabilities	387	373
Liabilities held for sale	92	77
Other current liabilities	353	323
Total current liabilities	2,080	1,890
Long-term debt	1,667	1,286
Pension plan liabilities	941	975
Other postretirement plan liabilities	378	380
Workers’ compensation liabilities	462	457
Long-term operating lease liabilities	153	164
Other long-term liabilities	291	291
Total liabilities	5,972	5,443
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.3 million shares issued and 40.5 million shares outstanding as of March 31, 2020, and 53.2 million shares issued and 40.8 million shares outstanding as of December 31, 2019	1	1
Additional paid-in capital	1,955	1,961
Retained earnings	3,139	3,009
Treasury stock	(2,058)	(1,974)
Accumulated other comprehensive loss	(1,394)	(1,409)
Total stockholders’ equity	1,643	1,588
Total liabilities and stockholders’ equity	$7,615	$7,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2020	2019
Operating Activities
Net earnings	$172	$118
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	47	41
Amortization of purchased intangibles	11	11
Amortization of debt issuance costs	1	1
Provision for doubtful accounts	—	(2)
Stock-based compensation	7	5
Deferred income taxes	18	16
Loss (gain) on investments in marketable securities	16	(7)
Change in
Accounts receivable	(93)	(112)
Contract assets	(140)	(229)
Inventoried costs	(6)	(2)
Prepaid expenses and other assets	(1)	(3)
Accounts payable and accruals	46	147
Retiree benefits	(13)	25
Other non-cash transactions, net	3	2
Net cash provided by operating activities	68	11
Investing Activities
Capital expenditures
Capital expenditure additions	(71)	(110)
Grant proceeds for capital expenditures	5	36
Acquisitions of businesses, net of cash received	(378)	(195)
Net cash used in investing activities	(444)	(269)
Financing Activities
Proceeds from revolving credit facility borrowings	385	1,179
Repayment of revolving credit facility borrowings	(5)	(967)
Net borrowings on commercial paper	88	—
Dividends paid	(42)	(36)
Repurchases of common stock	(84)	(84)
Employee taxes on certain share-based payment arrangements	(13)	(23)
Net cash provided by financing activities	329	69
Change in cash and cash equivalents	(47)	(189)
Cash and cash equivalents, beginning of period	75	240
Cash and cash equivalents, end of period	$28	$51
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$2	$—
Cash paid for interest	$1	$—
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$10	$34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2020 and 2019 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2018	$1	$1,954	$2,609	$(1,760)	$(1,288)	$1,516
Net earnings	—	—	118	—	—	118
Dividends declared ($0.86 per share)	—	—	(36)	—	—	(36)
Stock compensation	—	(18)	—	—	—	(18)
Other comprehensive income, net of tax	—	—	—	—	19	19
Treasury stock activity	—	—	—	(36)	—	(36)
Balance as of March 31, 2019	$1	$1,936	$2,691	$(1,796)	$(1,269)	$1,563

Balance as of December 31, 2019	$1	$1,961	$3,009	$(1,974)	$(1,409)	$1,588
Net earnings	—	—	172	—	—	172
Dividends declared ($1.03 per share)	—	—	(42)	—	—	(42)
Stock compensation	—	(6)	—	—	—	(6)
Other comprehensive income, net of tax	—	—	—	—	15	15
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of March 31, 2020	$1	$1,955	$3,139	$(2,058)	$(1,394)	$1,643

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Additionally, while the Company cannot reasonably estimate the effects of the global outbreak of coronavirus disease 2019 (“COVID-19”) at this time, it is reasonably possible that COVID-19 could cause changes to estimates with respect to contract costs and revenue recognition, effective income tax rates, and the fair values of the Company’s long-lived assets, financial instruments, intangible assets, and goodwill recorded at our reporting units. There was no material impact included in the Company's estimates as of March 31, 2020, as a result of the COVID-19 pandemic. This position was supported by the assumption that the Company will recover COVID-19 related costs under its U.S. Government contracts based on government relief actions such as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and U.S. Department of Defense ("DoD") guidance. There remains uncertainty regarding the process to recover COVID-19 related costs, which may result in reimbursement of less than the full costs incurred by the Company. As a result, the Company is not able to estimate any reasonably possible losses resulting from the impact of COVID-19.

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

For the three months ended March 31, 2020, the Company recognized cash grant benefits of approximately $5 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the three months ended March 31, 2019, the Company recognized cash grant benefits of approximately $36 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position.
Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $137 million and $147 million as of March 31, 2020, and December 31, 2019, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Loan Receivable - The Company holds a loan receivable in connection with a seller financed transaction involving its previously owned Avondale shipyard facility. The receivable is carried at amortized cost in the amount of $40 million, net of a $8 million loan discount, which approximates fair value and is recorded in miscellaneous other assets on the unaudited condensed consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Related Party Transactions - The Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation as of each of March 31, 2020, and December 31, 2019. Prior to the Company's spinoff from Northrop Grumman Corporation, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty pursuant to the Separation and Distribution Agreement with Northrop Grumman Corporation.

3. ACCOUNTING STANDARDS UPDATES

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changes the current incurred loss model a forward-looking expected credit loss model for most financial assets, such as trade and other receivables, loans and other instruments. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The Company adopted the provisions of ASU 2016-13 on January 1, 2020. The adoption did not result in a material impact to the Company’s financial results or disclosures.

Accounting pronouncements issued but not effective until after December 31, 2020, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS

In March 2020, the Company acquired Hydroid, Inc. ("Hydroid"), a leading provider of advanced marine robotics to the defense and maritime markets, for approximately $378 million in cash, net of $2 million of acquired cash. The acquisition expands the Company's capabilities in the strategically important and rapidly growing autonomous and unmanned maritime systems market. In connection with this acquisition, the Company preliminarily recorded $310 million of goodwill and intangible assets, all of which was allocated to the Company's Technical Solutions segment. The Company has not completed the purchase price allocation, because the fair value calculations for certain assets and liabilities have not been finalized. See Note 11: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of Hydroid are not material to the Company’s consolidated financial position, results of operations, or cash flows.

In February 2019, the Company acquired Fulcrum IT Services, LLC ("Fulcrum"), an information technology and government consulting company, for approximately $195 million in cash, net of $1 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $133 million of goodwill, which includes the value of Fulcrum's workforce, all of which was allocated to its Technical Solutions segment, as well as $49 million of intangible assets related to existing contract backlog. For the year ended December 31, 2019, the Company recorded a decrease in goodwill of $1 million, primarily driven by the finalization of a net working capital adjustment and the fair value calculations for certain assets and liabilities. See Note 11: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of Fulcrum are not material to the Company’s consolidated financial position, results of operations, or cash flows.

In December 2018, the Company acquired G2, Inc. ("G2"), a provider of cybersecurity solutions to the U.S. Government, for approximately $77 million in cash, net of $2 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $46 million of goodwill, which includes the value of G2's workforce, all of which was allocated to its Technical Solutions segment, as well as $20 million of intangible assets related to existing contract backlog. For the year ended December 31, 2019, the Company recorded an increase in goodwill of $7 million, primarily driven by the finalization of a net working capital adjustment and the fair value calculations for certain assets and liabilities. See Note 11: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of G2 are not material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company funded each of these acquisitions using cash on hand, issuance of commercial paper, or borrowings on its revolving credit facility. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase prices of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. The total amount of goodwill resulting from these acquisitions is expected to be amortizable for tax purposes. These acquisitions are not material either individually or in the aggregate, and pro forma revenues and results of operations have therefore not been provided.

5. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2020, the Company repurchased 390,904 shares at an aggregate cost of $84 million. For the three months ended March 31, 2019, the Company repurchased 183,885 shares at an aggregate cost of $36 million. For the three months ended March 31, 2019, the Company also settled for cash $48 million of shares repurchased in the prior year. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $1.03 and $0.86 for the three months ended March 31, 2020 and 2019, respectively. The Company paid cash dividends totaling $42 million and $36 million for the three months ended March 31, 2020 and 2019, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of March 31, 2020, was comprised of unamortized benefit plan costs of $1,390 million and other comprehensive loss items of $4 million. The accumulated other comprehensive loss as of December 31, 2019, was comprised of unamortized benefit plan costs of $1,407 million and other comprehensive loss items of $2 million.

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2018	$(1,283)	$(5)	$(1,288)
Amounts reclassified from accumulated other comprehensive loss
Amortization of net actuarial loss[1]	25	—	25
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	19	—	19
Balance as of March 31, 2019	$(1,264)	$(5)	$(1,269)

Balance as of December 31, 2019	(1,407)	(2)	(1,409)
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(2)	—	(2)
Amortization of net actuarial loss[1]	25	—	25
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income (loss)	17	(2)	15
Balance as of March 31, 2020	$(1,390)	$(4)	$(1,394)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for each of the three months ended March 31, 2020 and 2019, was $6 million.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2020	2019
Net earnings	$172	$118

Weighted-average common shares outstanding	40.7	41.4
Net dilutive effect of stock awards	—	—
Dilutive weighted-average common shares outstanding	40.7	41.4

Earnings per share - basic	$4.23	$2.85
Earnings per share - diluted	$4.23	$2.85

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three months ended March 31, 2020 and 2019.

7. REVENUE

The following is a description of principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see Note 8: Segment Information. For more detailed information regarding the Company's significant accounting policy for revenue, see Note 2: Basis of Presentation.

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

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis, in a manner that reconciles with the Company's reportable segment disclosures, for the following categories: product versus service type, customer type, contract type, and major program. Certain prior year amounts have been reclassified. See Note 8: Segment Information. The Company believes that this level of disaggregation provides investors with information to evaluate the Company’s financial performance and provides the Company with information to make capital allocation decisions in the most appropriate manner.

	Three Months Ended March 31, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$578	$1,046	$—	$—	$1,624
Service revenues	50	293	296	—	639
Intersegment	1	2	21	(24)	—
Sales and service revenues	$629	$1,341	$317	$(24)	$2,263
Customer Type
Federal	$628	$1,339	$228	$—	$2,195
Commercial	—	—	68	—	68
Intersegment	1	2	21	(24)	—
Sales and service revenues	$629	$1,341	$317	$(24)	$2,263
Contract Type
Firm fixed-price	$15	$2	$59	$—	$76
Fixed-price incentive	523	638	—	—	1,161
Cost-type	90	699	133	—	922
Time and materials	—	—	104	—	104
Intersegment	1	2	21	(24)	—
Sales and service revenues	$629	$1,341	$317	$(24)	$2,263

	Three Months Ended March 31, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$538	$952	$—	$—	$1,490
Service revenues	46	327	217	—	590
Intersegment	—	—	23	(23)	—
Sales and service revenues	$584	$1,279	$240	$(23)	$2,080
Customer Type
Federal	$584	$1,265	$165	$—	$2,014
Commercial	—	14	52	—	66
Intersegment	—	—	23	(23)	—
Sales and service revenues	$584	$1,279	$240	$(23)	$2,080
Contract Type
Firm fixed-price	$17	$3	$35	$—	$55
Fixed-price incentive	478	453	—	—	931
Cost-type	89	823	99	—	1,011
Time and materials	—	—	83	—	83
Intersegment	—	—	23	(23)	—
Sales and service revenues	$584	$1,279	$240	$(23)	$2,080

	Three Months Ended March 31	Three Months Ended March 31
($ in millions)	2020	2019
Major Programs
Amphibious assault ships	$347	$297
Surface combatants and coast guard cutters	279	286
Other	3	1
Total Ingalls	629	584
Aircraft carriers	698	713
Submarines	455	368
Other	188	198
Total Newport News	1,341	1,279
Government and energy services	253	191
Oil and gas services	64	49
Total Technical Solutions	317	240
Intersegment eliminations	(24)	(23)
Sales and service revenues	$2,263	$2,080

As of March 31, 2020, the Company had $45.2 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2021, an additional 25% through 2023, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended March 31, 2020, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $32 million and $0.62, respectively. For the three months ended March 31, 2019, net cumulative catch-up adjustments decreased operating income and decreased diluted earnings per share by $6 million and $0.11, respectively. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 and 2019.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $208 million from December 31, 2019, to March 31, 2020, primarily due to an increase in contract assets as a result of revenue on certain U.S. Navy contracts and the acquisition of Hydroid. For the three months ended March 31, 2020, the Company recognized revenue of $274 million related to its contract liabilities as of December 31, 2019. For the three months ended March 31, 2019, the Company recognized revenue of $217 million related to its contract liabilities as of December 31, 2018.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

In January 2020, the Company realigned its segments to optimize its operating structure. As a result of this realignment, the Company's HII Mechanical business was transferred from the Technical Solutions segment to the Newport News segment to better align HII Mechanical's work primarily supporting Newport News. The Company has reflected the 2020 realignment in prior financial reporting periods on an as-if basis, which has resulted in the transfer of revenue, operating income, assets, and liabilities between the Technical Solutions and Newport News segments. This realignment did not impact the Company's previously reported consolidated financial position, results of operations, or cash flows. See Note 7: Revenue.

The following table presents segment results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
($ in millions)	2020	2019
Sales and Service Revenues
Ingalls	$629	$584
Newport News	1,341	1,279
Technical Solutions	317	240
Intersegment eliminations	(24)	(23)
Sales and service revenues	$2,263	$2,080
Operating Income
Ingalls	$68	$46
Newport News	95	81
Technical Solutions	(7)	2
Segment operating income	156	129
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	63	34
Non-current state income taxes	(4)	(2)
Operating income	$215	$161

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	March 31, 2020	December 31, 2019
Assets
Ingalls	$1,704	$1,618
Newport News	4,038	3,886
Technical Solutions	1,472	1,022
Corporate	401	505
Total assets	$7,615	$7,031

9. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	March 31, 2020	December 31, 2019
Production costs of contracts in process[1]	$37	$30
Raw material inventory	117	106
Total inventoried costs, net	$154	$136
1 Includes amounts capitalized pursuant to applicable provisions of the FAR and CAS.

10. ASSETS AND LIABILITIES HELD FOR SALE

As of March 31, 2020, the Company determined that two asset groups within its Technical Solutions segment met the criteria to be classified as held for sale. It is the Company's intention to complete the sale of these assets within 12 months following the initial classification as assets held for sale. As a result, during the fourth quarter of 2019, the

Company recorded an impairment charge of $6 million within other, net in the consolidated statements of operations and comprehensive income. The following table summarizes the assets and liabilities classified as held for sale:

	March 31, 2020	December 31, 2019
($ in millions)
Current assets	$94	$74
Property, plant, and equipment	16	2
Other intangible assets, net	2	2
Goodwill	35	—
Other non-current assets	37	23
Valuation allowance	(6)	(6)
Total assets held for sale	$178	$95
Current liabilities	65	62
Long-term liabilities	27	15
Total liabilities held for sale	$92	$77
11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values.

Accumulated goodwill impairment losses as of each of March 31, 2020, and December 31, 2019, were $2,906 million. The accumulated goodwill impairment losses for Ingalls as of each of March 31, 2020, and December 31, 2019, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of March 31, 2020, and December 31, 2019, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of March 31, 2020, and December 31, 2019, were $151 million.

For the three months ended March 31, 2020, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2019	$175	$721	$477	$1,373
Acquisitions	—	—	310	310
Adjustments	—	—	(35)	(35)
Balance as of March 31, 2020	$175	$721	$752	$1,648

As of March 31, 2020, the Company allocated $35 million of goodwill at its Technical Solutions segment to an asset group that was classified as held for sale.

Other Intangible Assets

The Company's purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist principally of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $11 million for the three months ended March 31, 2020 and 2019.

In connection with the Fulcrum purchase in 2019, the Company recorded $49 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of seven years.

The Company expects amortization expense for purchased intangible assets of approximately $44 million in 2020, $40 million in 2021, $37 million in 2022, $26 million in 2023, and $16 million in 2024.

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended March 31, 2020 and 2019, were 20.4% and 20.8%, respectively, which did not differ materially from the federal statutory corporate income tax rate of 21%.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes certain changes to U.S. federal tax law that impact corporations. The Company’s initial analysis of the tax law changes included in the CARES Act indicates that the Act will not have a material impact on the Company’s effective income tax rate.

The Company's unrecognized tax benefits increased by $2 million during the three months ended March 31, 2020. As of March 31, 2020, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $38 million. Assuming a sustainment of these tax positions, the reversal of $30 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2020, interest resulting from the unrecognized tax benefits noted above increased income tax expense less than $1 million.
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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31, 2020	December 31, 2019
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	600
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Revolving credit facility borrowings	380	—
Less unamortized debt issuance costs	(18)	(19)
Total long-term debt	$1,667	$1,286

Credit Facility - The Company's credit facility with third-party lenders (the "Credit Facility") includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility. See Note 19: Subsidiary Guarantors.

As of March 31, 2020, the Company had $380 million of outstanding borrowings, $16 million in issued but undrawn letters of credit, and $854 million unutilized under the Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $6 million and $7 million as of March 31, 2020, and December 31, 2019, respectively.

In the second quarter of 2020, the Company entered into a new 364-day revolving credit agreement (the "364-Day Facility") with third-party lenders. The 364-Day Facility includes a revolving credit facility of $500 million, which may be drawn upon during a period of 364 days from April 3, 2020. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit rating, which may vary between 2.000% and 2.375%. The revolving credit facility also has a commitment fee rate of 0.50%.

The 364-Day Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the 364-Day Facility.

In October 2019, the Company established an unsecured commercial paper note program, under which the Company may issue up to $1 billion of unsecured commercial paper notes. As of March 31, 2020, the Company had $88 million of outstanding commercial paper.

Senior Notes - In the second quarter of 2020, the Company issued $500 million aggregate principal amount of unregistered 3.844% senior notes due 2025 and $500 million aggregate principal amount of unregistered 4.200% senior notes due 2030, both with registration rights. The net proceeds are intended to be used for general corporate purposes, which may include debt repayments and working capital. Interest on these senior notes is payable semiannually.

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers.

The Company had unamortized debt issuance costs associated with its senior notes of $12 million as of each of March 31, 2020, and December 31, 2019.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the three months ended March 31, 2020.

The estimated fair values of the Company's total long-term debt as of March 31, 2020, and December 31, 2019, were $1,687 million and $1,379 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of March 31, 2020, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $380 million due in 2022 and $84 million due in 2024.

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

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. Depending on the outcome of the lawsuit, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company recently filed a motion to dismiss the complaint and has not had an opportunity to engage in any discovery related to the issues set forth in the complaint. At this early stage, the Company currently is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.
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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the three months ended March 31, 2020 and 2019, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - In March 2019, a new dry dock being transported for delivery to Ingalls by a heavy lift ship struck an Ingalls work barge, which in turn was pushed into Delbert D. Black (DDG 119) causing damage to Delbert D. Black (DDG 119), the work barge, and the new dry dock. At the time of the incident, responsibility for the new dry dock remained with the builder and the transport company. Repair work on Delbert D. Black (DDG 119) was completed at U.S. Navy direction. The Company is working with the U.S. Navy to ascertain whether third parties will pay for the repairs to Delbert D. Black (DDG 119) or whether the repairs will be paid under the builder's risk insurance included in the Delbert D. Black (DDG 119) contract. Claims were tendered to the Company's insurers, and the Company has received all outstanding claim proceeds. In April 2019, the Company filed suit in the U.S. District Court for the Southern District of Mississippi seeking, among other relief, damages from negligent third parties. Based on information currently available, management believes it will collect sufficient funds from one or more third parties to compensate for the resulting direct and consequential damages, but failure to collect sufficient funds or the length of time required to collect such funds could result in a material effect on the Company’s financial position, results of operations, or cash flows.

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

15. LEASES

The Company leases certain land, warehouses, office space, and production, office, and technology equipment, among other items. Most equipment is leased on a monthly basis. Many land, warehouse, and office space leases include renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are generally limited by the expected lease term. The Company's lease agreements do not generally contain material residual value guarantees, material restrictive covenants, or purchase options. The Company's lease portfolio consists primarily of operating leases. Amounts after January 1, 2019, are reported under Topic 842 in accordance with ASU 2016-02.

Lease costs and related information were as follows:

	Three Months Ended March 31
($ in millions)	2020	2019
Operating lease costs	$16	$11
Short-term operating lease costs	$4	$5
Variable operating lease costs	$1	$1
Operating cash flows from operating leases	$(16)	$(11)
Right-of-use assets obtained in exchange for new operating lease liabilities	$17	$13
Weighted-average remaining lease term (years) - operating leases	10 years	11 years
Weighted-average discount rate - operating leases	4.1%	4.5%

The undiscounted future non-cancellable lease payments under our operating leases were as follows:

Year:	March 31, 2020	December 31, 2019
2020	$34	$45
2021	39	38
2022	31	30
2023	25	24
2024	23	22
Thereafter	121	114
Total lease payments	273	273
Less: imputed interest	57	58
Present value of lease liabilities	$216	$215

Lease liabilities included in the Company's consolidated balance sheet as of March 31, 2020, were as follows:

($ in millions)	March 31, 2020	December 31, 2019
Short-term operating lease liabilities	$34	$35
Lease liabilities included in liabilities held for sale	29	16
Long-term operating lease liabilities	153	164
Total operating lease liabilities	$216	$215

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and are included in contract profit margins to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2020, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such an arrangement only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of March 31, 2020, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimated that as of March 31, 2020, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2020, the Company had $16 million in issued but undrawn letters of credit, as indicated in Note 13: Debt, and $272 million of surety bonds outstanding.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$45	$36	$2	$2
Interest cost	64	69	4	5
Expected return on plan assets	(121)	(102)	—	—
Amortization of prior service cost (credit)	3	5	(5)	(5)
Amortization of net actuarial loss (gain)	27	28	(2)	(3)
Net periodic benefit cost	$18	$36	$(1)	$(1)

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
($ in millions)	2020	2019
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	20	1
Non-qualified	2	2
Other benefit plans	8	7
Total contributions	$30	$10

For the year ending December 31, 2020, the Company expects cash contributions to its qualified defined benefit pension plans to be $205 million, all of which will be discretionary.

18. STOCK COMPENSATION PLANS

During the three months ended March 31, 2020 and 2019, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2020, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $229.42. These rights are subject to cliff vesting on December 31, 2022. For the three months ended March 31, 2019, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $210.24. These rights are subject to cliff vesting on December 31, 2021. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the three months ended March 31, 2020 and 2019, 0.1 million and 0.3 million of stock awards vested, respectively, of which approximately 0.1 million each year were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2020:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	391	$205.78	1.5

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended March 31, 2020 and 2019, of $7 million and $5 million, respectively.
The Company recorded tax benefits related to stock awards of $1 million for the three months ended March 31, 2020 and 2019. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the three months ended March 31, 2020 and 2019, of $2 million and $5 million, respectively.

Unrecognized Compensation Expense

As of March 31, 2020, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2019 and 2018, which will be recognized over a weighted average period of 1.2 years, and $48 million of unrecognized compensation expense associated with RPSRs granted in 2020, 2019, and 2018, which will be recognized over a weighted average period of 1.8 years.

19. SUBSIDIARY GUARANTORS

As described in Note 13: Debt, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of March 31, 2020, and December 31, 2019, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. We also provide a range of services to the governmental, energy, and oil and gas markets through our Technical Solutions segment. Headquartered in Newport News, Virginia, HII employs approximately 42,000 people domestically and internationally.
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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2019.

Business Environment

COVID-19 Pandemic - The COVID-19 global pandemic has had wide ranging effects on the global health environment and disrupted the global and U.S. economies and financial markets, including impacts to our employees, customers, suppliers, and communities. COVID-19 did not materially impact our first quarter 2020 financial position, results of operations or cash flows, but the impact on our fiscal year 2020 financial results and beyond is uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on our employees’ ability to work effectively, disruption in our supply chain, disruption of the U.S. Government's and our other customers' abilities to perform their obligations, and impact on pension assets and other investment performance.

We are aggressively managing our response to the uncertainties regarding the COVID-19 pandemic. Our primary focus has been to minimize the risk to our employees by implementing liberal leave policies and increased telecommuting, and making benefits changes to provide employees maximum flexibility. We have also adjusted policies and workspaces to align with Centers for Disease Control and Prevention (“CDC”) guidelines and to support social distancing, including changes to shift schedules to reduce concurrent headcount, increased sanitation efforts, working to procure personal protective equipment for employees, and suspension of all non-essential work travel. As a result, we have incurred and expect to continue incurring costs related to our COVID-19 response, including paid leave, quarantining employees and recurring facility cleaning. While our shipyards and other facilities remain open and productive, we have experienced a decrease in workforce attendance. Continued lower staffing levels and lower employee productivity could impact our ability to achieve anticipated milestones and affect our 2020 financial results.

We are also focused on actively supporting our customers, suppliers and communities. We have been proactive in engaging with our U.S. Government customers regarding the possibility of future contract adjustments if conditions warrant such actions. While there has been no change in contract terms or substantial degradation in timely payments from customers, we are unable to predict how our customers will allocate resources as they react to the evolving demands of the COVID-19 response. We have accelerated payments to small business suppliers in an effort to minimize supply chain disruption. To complement these efforts, we took actions to enhance liquidity and strengthen our balance sheet by issuing $1 billion in new senior notes and entering into an incremental $500 million revolving credit facility. We have also decided to temporarily halt stock repurchases and will continue to reassess when to initiate repurchases.

While there remains substantial uncertainty regarding the impact of COVID-19 going forward, our crisis management team meets regularly to assess the COVID-19 environment and prioritizes our flexibility to respond to new developments. Our employees, suppliers, customers, and communities are facing significant challenges, and we cannot predict how the COVID-19 environment will evolve or the impact it will have. For further information on the potential impact of COVID-19 to the company, see Part 2, Item 1A “Risk Factors”.

U.S. Government Contracts - Long-term uncertainty exists with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, we consider our policies relating to the following matters to be critical accounting policies:

•Revenue recognition;

•Purchase accounting, goodwill, and intangible assets;

•Litigation, commitments, and contingencies;

•Retirement related benefit plans; and

•Workers' compensation.

As of March 31, 2020, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2019.

While there has been no material impact to date, it is reasonably possible that the COVID-19 pandemic could cause changes to estimates with respect to contract costs and revenue recognition, effective income tax rates, and the fair values of our long-lived assets, financial instruments, intangible assets, and goodwill. See Note 2: Basis of Presentation.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended March 31
			2020 over 2019
($ in millions)	2020	2019	Dollars	Percent
Sales and service revenues	$2,263	$2,080	$183	9%
Cost of product sales and service revenues	1,840	1,752	88	5%
Income from operating investments, net	6	4	2	50%
General and administrative expenses	214	171	43	25%
Operating income	215	161	54	34%
Other income (expense)
Interest expense	(16)	(16)	—	—%
Non-operating retirement benefit	30	3	27	900%
Other, net	(13)	1	(14)	(1,400)%
Federal and foreign income taxes	44	31	13	42%
Net earnings	$172	$118	$54	46%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended March 31
			2020 over 2019
($ in millions)	2020	2019	Dollars	Percent
Product sales	$1,624	$1,490	$134	9%
Service revenues	639	590	49	8%
Sales and service revenues	$2,263	$2,080	$183	9%

Product sales for the three months ended March 31, 2020, increased $134 million, or 9%, compared with the same period in 2019. Ingalls product sales increased $40 million for the three months ended March 31, 2020, primarily as a result of higher volumes in amphibious assault ships and surface combatants, partially offset by lower volume in the Legend class NSC program. Newport News product sales increased $94 million for the three months ended March 31, 2020, primarily as a result of higher volumes in submarines and aircraft carriers.

Service revenues for the three months ended March 31, 2020, increased $49 million, or 8%, compared with the same period in 2019. Ingalls service revenues increased $4 million for the three months ended March 31, 2020, as a result of higher volumes in surface combatant services. Newport News service revenues decreased $33 million for the three months ended March 31, 2020, primarily as a result of lower volumes in aircraft carrier services, partially offset by naval nuclear support services. Technical Solutions service revenues increased $78 million for the three months ended March 31, 2020, primarily as a result of the acquisition of Fulcrum in 2019, as well as higher volumes in fleet support, oil and gas, and other MDIS services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended March 31
			2020 over 2019
($ in millions)	2020	2019	Dollars	Percent
Cost of product sales	$1,290	$1,258	$32	3%
% of product sales	79.4%	84.4%
Cost of service revenues	550	494	56	11%
% of service revenues	86.1%	83.7%
Income from operating investments, net	6	4	2	50%
General and administrative expenses	214	171	43	25%
% of sales and service revenues	9.5%	8.2%
Cost of sales and service revenues	$2,048	$1,919	$129	7%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2020, increased $32 million, or 3%, compared with the same period in 2019. Ingalls cost of product sales increased $14 million for the three months ended March 31, 2020, primarily as a result of the volume changes described above, partially offset by higher risk retirement on Richard M. McCool Jr. (LPD 29) and surface combatants. Newport News cost of product sales increased $42 million for the three months ended March 31, 2020, primarily as a result of the volume increases described above, partially offset by higher risk retirement on the Virginia class (SSN 774) submarine program and the RCOH of USS George Washington (CVN 73). Cost of product sales related to the Operating FAS/CAS Adjustment decreased $24 million for the three months ended March 31, 2020, as described below.

Cost of product sales as a percentage of product sales decreased from 84.4% for the three months ended March 31, 2019, to 79.4% for the three months ended March 31, 2020, primarily due to a favorable change in the Operating FAS/CAS Adjustment, higher risk retirement on the Virginia class (SSN 774) submarine program, Richard M. McCool Jr. (LPD 29), surface combatants, and the RCOH of USS George Washington (CVN 73), as well as year-to-year variances in contract mix.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2020, increased $56 million, or 11%, compared with the same period in 2019. Ingalls cost of service revenues increased $7 million for the three months ended March 31, 2020, primarily as a result of the volume changes described above and lower risk retirement on surface combatants. Newport News cost of service revenues decreased $21 million for the three months ended March 31, 2020, primarily as a result of the volume changes described above. Technical Solutions cost of service revenues increased $75 million for the three months ended March 31, 2020, primarily as a result of the higher volume described above. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $5 million for the three months ended March 31, 2020, as described below.

Cost of service revenues as a percentage of service revenues increased from 83.7% for the three months ended March 31, 2019, to 86.1% for the three months ended March 31, 2020, primarily driven by lower risk retirement on naval nuclear support and surface combatant services, as well as year-to-year variances in contract mix, partially offset by a favorable change in the Operating FAS/CAS Adjustment.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended March 31, 2020, decreased $2 million from the same period in 2019, primarily due to lower equity income from our nuclear and environmental joint ventures.

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

General and administrative expenses for the three months ended March 31, 2020, increased $43 million from the same period in 2019, primarily driven by higher overhead costs and unfavorable changes in current state income tax expense.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended March 31
			2020 over 2019
($ in millions)	2020	2019	Dollars	Percent
Operating income	$215	$161	$54	34%
Operating FAS/CAS Adjustment	(63)	(34)	(29)	(85)%
Non-current state income taxes	4	2	2	100%
Segment operating income	$156	$129	$27	21%

Segment Operating Income

Segment operating income for the three months ended March 31, 2020, was $156 million, an increase of $27 million from the same period in 2019. The increase was primarily driven by higher risk retirement on the Virginia class (SSN 774) submarine program, Richard M. McCool Jr. (LPD 29), the RCOH of USS George Washington (CVN 73), and surface combatants.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended March 31
			2020 over 2019
($ in millions)	2020	2019	Dollars	Percent
FAS expense	$(17)	$(35)	$18	51%
CAS cost	110	72	38	53%
FAS/CAS Adjustment	93	37	56	151%
Non-operating retirement benefit	(30)	(3)	(27)	(900)%
Operating FAS/CAS Adjustment	$63	$34	$29	85%

The Operating FAS/CAS Adjustment was a net benefit of $63 million and $34 million for the three months ended March 31, 2020 and 2019, respectively. The $29 million favorable change in the Operating FAS/CAS Adjustment was primarily driven by the more immediate recognition of lower interest rates under CAS.

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

Non-current state income tax expense for the three months ended March 31, 2020, was $4 million, compared to a non-current state income tax expense of $2 million for the same period in 2019. The increase in non-current state income tax expense was driven by increases in deferred state income tax expense and state uncertain tax positions. The increase in deferred state income tax expense was primarily attributable to changes in the timing of tax depreciation.

Interest Expense

There was no significant change in our interest expense for the three months ended March 31, 2020, compared with the same period in 2019.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three months ended March 31, 2020, the favorable change in the non-operating retirement benefit of $27 million was primarily driven by higher 2019 returns on plan assets.

Other, Net

Other, net expense increased $14 million for the three months ended March 31, 2020, compared with the same period in 2019, primarily driven by losses on investments in marketable securities.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended March 31, 2020 and 2019, were 20.4% and 20.8%, respectively, which did not differ materially from the federal statutory corporate income tax rate of 21%. See Note 12: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are organized into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended March 31
			2020 over 2019
($ in millions)	2020	2019	Dollars	Percent
Sales and Service Revenues
Ingalls	$629	$584	$45	8%
Newport News	1,341	1,279	62	5%
Technical Solutions	317	240	77	32%
Intersegment eliminations	(24)	(23)	(1)	(4)%
Sales and service revenues	$2,263	$2,080	$183	9%
Operating Income
Ingalls	$68	$46	$22	48%
Newport News	95	81	14	17%
Technical Solutions	(7)	2	(9)	(450)%
Segment operating income	156	129	27	21%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	63	34	29	85%
Non-current state income taxes	(4)	(2)	(2)	(100)%
Operating income	$215	$161	$54	34%

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

Cumulative Adjustments

For the three months ended March 31, 2020 and 2019, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Three Months Ended March 31

($ in millions)	2020	2019
Gross favorable adjustments	$61	$31
Gross unfavorable adjustments	(29)	(37)
Net adjustments	$32	$(6)

For the three months ended March 31, 2020, favorable cumulative catch-up adjustments were related to risk retirement on the Virginia class (SSN 774) submarine program, the RCOH of USS George Washington (CVN 73), the San Antonio class (LPD 17) program, and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

For the three months ended March 31, 2019, favorable cumulative catch-up adjustments were related to risk retirement on naval nuclear support services and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant.

Ingalls

	Three Months Ended March 31
			2020 over 2019
($ in millions)	2020	2019	Dollars	Percent
Sales and service revenues	$629	$584	$45	8%
Segment operating income	68	46	22	48%
As a percentage of segment sales	10.8%	7.9%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2020, increased $45 million, or 8%, from the same period in 2019, primarily driven by higher revenues in amphibious assault ships and surface combatants, partially offset by lower revenues in the Legend class NSC program. Amphibious assault ship revenues increased as a result of higher volumes on Harrisburg (LPD 30) and Richard M. McCool Jr. (LPD 29), partially offset by lower volume on Tripoli (LHA 7). Surface combatant revenues increased due to higher volumes on Jeremiah Denton (DDG 129), Delbert D. Black (DDG 119), and Ted Stevens (DDG 128), partially offset by lower volume on Paul Ignatius (DDG 117). Revenues on the Legend class NSC program decreased due to lower volume on Midgett (NSC 8), partially offset by higher volume on Calhoun (NSC 10).

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2020, was $68 million, compared with $46 million for the same period in 2019. The increase was primarily driven by higher risk retirement on Richard M. McCool Jr. (LPD 29) and surface combatants.

Newport News

	Three Months Ended March 31
			2020 over 2019
($ in millions)	2020	2019	Dollars	Percent
Sales and service revenues	$1,341	$1,279	$62	5%
Segment operating income	95	81	14	17%
As a percentage of segment sales	7.1%	6.3%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2020, increased $62 million, or 5%, from the same period in 2019, primarily driven by higher revenues in submarines, partially offset by lower revenues in aircraft carriers. Submarine revenues increased primarily as a result of higher volumes on the Virginia class (SSN 774) and Columbia class submarine programs. The higher volume on the Virginia class (SSN 774) submarine program was due to higher volumes on Block V boats, partially offset by lower volumes on Block III boats. Aircraft carrier revenues decreased primarily as a result of lower volumes on the RCOH of USS George Washington (CVN 73) and USS Gerald R. Ford (CVN 78), partially offset by higher volumes on Enterprise (CVN 80) and the advance planning contract for the RCOH of USS John C. Stennis (CVN 74).

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2020, was $95 million, compared with $81 million for the same period in 2019. The increase was primarily driven by higher risk retirement on the Virginia class (SSN 774) submarine program and the RCOH of USS George Washington (CVN 73).

Technical Solutions

	Three Months Ended
	March 31, 2020		2020 over 2019
($ in millions)	2020	2019	Dollars	Percent
Sales and service revenues	$317	$240	$77	32%
Segment operating income (loss)	(7)	2	(9)	(450)%
As a percentage of segment sales	(2.2)%	0.8%

Sales and Service Revenues

Technical Solutions revenues for the three months ended March 31, 2020, increased $77 million, or 32%, from the same period in 2019, due to higher MDIS revenues primarily attributable to the acquisition of Fulcrum in 2019 and higher volume on other MDIS services, as well as higher oil and gas and fleet support revenues.

Segment Operating Income

Technical Solutions segment operating loss for the three months ended March 31, 2020, was $7 million, compared with operating income of $2 million for the same period in 2019. The decrease was primarily driven by lower performance on fleet support, oil and gas, and nuclear and environmental services.
BACKLOG

Total backlog as of March 31, 2020, and December 31, 2019, was approximately $45.2 billion and $46.5 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2020, and December 31, 2019:

	March 31, 2020			December 31, 2019
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$9,457	$1,510	$10,967	$9,062	$1,693	$10,755
Newport News	10,537	22,407	32,944	8,414	26,352	34,766
Technical Solutions	763	483	1,246	435	538	973
Total backlog	$20,757	$24,400	$45,157	$17,911	$28,583	$46,494

Approximately 17% of the $46.5 billion total backlog as of December 31, 2019, is expected to be converted into sales in 2020. U.S. Government orders comprised substantially all of the total backlog as of March 31, 2020, and December 31, 2019.

Awards

The value of new contract awards during the three months ended March 31, 2020, was approximately $0.9 billion, primarily driven by a construction contract for Sam Nunn (DDG 133).

LIQUIDITY AND CAPITAL RESOURCES

We seek to efficiently convert operating results into cash for deployment in operating our businesses, implementing our business strategy, and maximizing stockholder value. We use various financial measures to assist in capital deployment decision making, including net cash provided by operating activities and free cash flow. We believe these measures are useful to investors in assessing our financial performance.

The following table summarizes key components of cash flow provided by operating activities:

	Three Months Ended March 31		2020 over
			2019
($ in millions)	2020	2019	Dollars
Net earnings	$172	$118	$54
Depreciation and amortization	59	53	6
Provision for doubtful accounts	—	(2)	2
Stock-based compensation	7	5	2
Deferred income taxes	18	16	2
Loss (gain) on investments in marketable securities	16	(7)	23
Retiree benefit funding less than (in excess of) expense	(13)	25	(38)
Trade working capital decrease (increase)	(191)	(197)	6
Net cash provided by operating activities	$68	$11	$57

Cash Flows

We discuss below our major operating, investing, and financing activities for the three months ended March 31, 2020 and 2019, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2020, was $68 million, compared with $11 million provided by operating activities for the same period in 2019. The favorable change in operating cash flow was primarily due to higher net income and changes in trade working capital, partially offset by higher contributions to retiree benefit plans. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the three months ended March 31, 2020, we made discretionary contributions to our qualified defined benefit pension plans totaling $20 million, compared with $1 million of discretionary contributions for the same period in 2019. For the year ending December 31, 2020, we expect cash contributions to our qualified defined benefit pension plans to be $205 million, all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2020, was $444 million, compared with $269 million used in investing activities for the same period in 2019. The change in investing cash used was driven by the acquisition of Hydroid in 2020, partially offset by the acquisition of Fulcrum in 2019 and lower capital expenditures in 2020. For March 31, 2020, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 3.0% to 4.0% of annual revenues.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020, was $329 million, compared with $69 million provided by financing activities for the same period in 2019. The change in financing cash was primarily due to an increase of $168 million of net proceeds from revolving credit facility borrowings, $88 million of net proceeds from issuances of commercial paper, and a decrease of $10 million in employee taxes on certain share-based payment arrangements, partially offset by a $6 million increase in cash dividend payments.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended March 31		2020 over
			2019
($ in millions)	2020	2019	Dollars
Net cash provided by operating activities	$68	$11	$57
Less capital expenditures:
Capital expenditure additions	(71)	(110)	39
Grant proceeds for capital expenditures	5	36	(31)
Free cash flow	$2	$(63)	$65

Free cash flow for the three months ended March 31, 2020, increased $65 million from the same period in 2019, primarily due to higher net income, changes in trade working capital, and lower capital expenditures, partially offset by higher contributions to retiree benefit plans.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March

31, 2020 and 2019, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Other Sources and Uses of Capital

Additional Capital - In the second quarter of 2020, we issued $500 million aggregate principal amount of unregistered 3.844% senior notes due 2025 and $500 million aggregate principal amount of unregistered 4.200% senior notes due 2030, both with registration rights. The net proceeds are intended to be used for general corporate purposes, which may include debt repayments and working capital. Interest on these senior notes is payable semiannually.

In the second quarter of 2020, we also entered into the 364-Day Facility. The 364-Day Facility includes a revolving credit facility of $500 million, which may be drawn upon during a period of 364 days from April 3, 2020. The revolving credit facility has a variable interest rate on outstanding borrowings based on the LIBOR plus a spread based upon our credit rating, which may vary between 2.000% and 2.375%. The revolving credit facility also has a commitment fee rate of 0.50%.

The 364-Day Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of our existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the 364-Day Facility.

The 364-Day Facility and the issuance of new senior notes provide us with substantial additional liquidity and flexibility given the unpredictable impact of the COVID-19 pandemic.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2020, we had $16 million in issued but undrawn letters of credit and $272 million of surety bonds outstanding.

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
•Health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic;
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

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We delivered USS America (LHA 6) in April 2014 and Tripoli (LHA 7) in February 2020, and we are currently constructing Bougainville (LHA 8).

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered USS John Finn (DDG 113), in 2017 we delivered Ralph Johnson (DDG 114), in 2019 we delivered Paul Ignatius (DDG 117), and in 2020 we delivered Delbert D. Black (DDG119). We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), DDG 135 (unnamed), and DDG 137 (unnamed).

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS Abraham Lincoln (CVN 72) was redelivered to the U.S. Navy in the second quarter of 2017 and USS George Washington (CVN 73) arrived at Newport News for the start of its RCOH in August 2017.

Columbia class (SSBN 826) submarines
Newport News is participating in designing the Columbia class submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines, which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines. The Columbia class program plan of record is to construct 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DoD signed the acquisition decision memorandum approving the Columbia class program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia (SSBN 826) class submarine program that leverages our Virginia class (SSN 774) experience. We have been awarded contracts from Electric Boat to begin integrated product and process development and provide long-lead-time material and advance construction for the Columbia class (SSBN 826) program. Construction of the first Columbia class (SSBN 826) submarine is expected to begin in 2021.

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

Interest Rates - Our financial instruments subject to interest rate risk include issuances of commercial paper and floating rate borrowings under our credit facilities. As of March 31, 2020, we had $380 million of floating rate debt outstanding under our $1,250 million revolving credit facility and $88 million of outstanding commercial paper. Based on the amounts of outstanding variable rate debt as of March 31, 2020, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of March 31, 2020, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

While the COVID-19 pandemic has not materially impacted internal control over financial reporting, management continues to monitor our operations, the operations of our customers and corporate partners, and government recommendations, including implementing liberal leave and work from home policies to protect our employees. Management will continue to monitor and modify internal control over financial reporting as appropriate under these circumstances.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2019 Form 10–K, which could materially affect our business, financial condition,or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019
Form 10-K, and the risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 included in this Quarterly Report on Form 10-Q, including the new risk factor set forth below. There have been no other material changes from the risk factors previously disclosed in the 2019 Form 10-K.

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of coronavirus disease 2019 (“COVID-19”). Such risks include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our customers or suppliers. We have recently experienced higher employee absentee rates due to the COVID-19 pandemic, but we are unable at this time to determine the impacts on our operations or financial results. Higher absentee rates attributable to the COVID-19 pandemic, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, will likely impact performance on our contracts and increase our costs. These cost increases may not be fully recoverable under our contracts or adequately covered by insurance, which could impact our profitability.

It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chain; cause delay, or limit the ability of, the U.S. Government and other customers to perform, including in making timely payments to us; impact investment performance; and cause other unpredictable events. In addition, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital.

We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to address responsibly this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

The extent to which COVID-19 will impact our business, results of operations and financial condition is highly uncertain and will depend upon future developments. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)2
January 1, 2020 to January 31, 2020	20,531	$268.58	20,531	$1,220.4
February 1, 2020 to February 29, 2020	91,150	229.22	91,150	1,199.5
March 1, 2020 to March 31, 2020	335,595	210.02	279,223	1,142.3
Total	447,276	$216.63	390,904	$1,142.3
1 We purchased an aggregate of 390,904 shares of our common stock in the open market pursuant to our repurchase program and 56,372 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted performance stock rights during the period.
2 From the stock repurchase program's inception through March 31, 2020, we purchased 12,850,860 shares at an average price of $160.12 per share for a total of $2.1 billion.

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

4.1
Indenture by and among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 30, 2020).

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

Date:	May 7, 2020	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)