Form 10-Q
period 2020-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2020-08-06
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of July 31, 2020, 40,492,154 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2020	2019	2020	2019
Sales and service revenues
Product sales	$1,420	$1,520	$3,044	$3,010
Service revenues	607	668	1,246	1,258
Sales and service revenues	2,027	2,188	4,290	4,268
Cost of sales and service revenues
Cost of product sales	1,253	1,250	2,543	2,508
Cost of service revenues	510	584	1,060	1,078
Income from operating investments, net	7	5	13	9
General and administrative expenses	214	184	428	355
Operating income	57	175	272	336
Other income (expense)
Interest expense	(25)	(18)	(41)	(34)
Non-operating retirement benefit	30	2	60	5
Other, net	3	5	(10)	6
Earnings before income taxes	65	164	281	313
Federal and foreign income taxes	12	36	56	67
Net earnings	$53	$128	$225	$246

Basic earnings per share	$1.30	$3.07	$5.54	$5.91
Weighted-average common shares outstanding	40.7	41.7	40.6	41.6

Diluted earnings per share	$1.30	$3.07	$5.54	$5.91
Weighted-average diluted shares outstanding	40.7	41.7	40.6	41.6

Dividends declared per share	$1.03	$0.86	$2.06	$1.72

Net earnings from above	$53	$128	$225	$246
Other comprehensive income
Change in unamortized benefit plan costs	23	24	46	49
Other	1	—	(1)	—
Tax expense for items of other comprehensive income	(6)	(6)	(12)	(12)
Other comprehensive income, net of tax	18	18	33	37
Comprehensive income	$71	$146	$258	$283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$631	$75
Accounts receivable, net of allowance for doubtful accounts of $1 million as of 2020 and $3 million as of 2019	494	318
Contract assets	1,134	989
Inventoried costs, net	160	136
Income taxes receivable	104	148
Assets held for sale	173	95
Prepaid expenses and other current assets	43	24
Total current assets	2,739	1,785
Property, plant, and equipment, net of accumulated depreciation of $1,975 million as of 2020 and $1,961 million as of 2019	2,879	2,832
Operating lease assets	174	201
Goodwill	1,576	1,373
Other intangible assets, net of accumulated amortization of $625 million as of 2020 and $599 million as of 2019	542	492
Deferred tax assets	78	108
Miscellaneous other assets	245	240
Total assets	$8,233	$7,031
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$437	$497
Accrued employees’ compensation	301	265
Current portion of postretirement plan liabilities	130	130
Current portion of workers’ compensation liabilities	230	225
Contract liabilities	573	373
Liabilities held for sale	93	77
Other current liabilities	350	323
Total current liabilities	2,114	1,890
Long-term debt	2,276	1,286
Pension plan liabilities	882	975
Other postretirement plan liabilities	376	380
Workers’ compensation liabilities	464	457
Long-term operating lease liabilities	147	164
Other long-term liabilities	296	291
Total liabilities	6,555	5,443
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.3 million shares issued and 40.5 million shares outstanding as of June 30, 2020, and 53.2 million shares issued and 40.8 million shares outstanding as of December 31, 2019	1	1
Additional paid-in capital	1,961	1,961
Retained earnings	3,150	3,009
Treasury stock	(2,058)	(1,974)
Accumulated other comprehensive loss	(1,376)	(1,409)
Total stockholders’ equity	1,678	1,588
Total liabilities and stockholders’ equity	$8,233	$7,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2020	2019
Operating Activities
Net earnings	$225	$246
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	92	83
Amortization of purchased intangibles	26	23
Amortization of debt issuance costs	3	1
Provision for doubtful accounts	6	(2)
Stock-based compensation	13	12
Deferred income taxes	21	30
Loss (gain) on investments in marketable securities	5	(4)
Change in
Accounts receivable	(167)	(301)
Contract assets	(63)	(238)
Inventoried costs	(13)	(1)
Prepaid expenses and other assets	(4)	(39)
Accounts payable and accruals	172	107
Retiree benefits	(50)	46
Other non-cash transactions, net	3	4
Net cash provided by (used in) operating activities	269	(33)
Investing Activities
Capital expenditures
Capital expenditure additions	(150)	(234)
Grant proceeds for capital expenditures	9	69
Acquisitions of businesses, net of cash received	(378)	(196)
Net cash used in investing activities	(519)	(361)
Financing Activities
Proceeds from issuance of long-term debt	1,000	—
Proceeds from revolving credit facility borrowings	385	3,286
Repayment of revolving credit facility borrowings	(385)	(2,872)
Debt issuance costs	(13)	—
Dividends paid	(84)	(72)
Repurchases of common stock	(84)	(136)
Employee taxes on certain share-based payment arrangements	(13)	(23)
Net cash provided by financing activities	806	183
Change in cash and cash equivalents	556	(211)
Cash and cash equivalents, beginning of period	75	240
Cash and cash equivalents, end of period	$631	$29
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$23	$89
Cash paid for interest	$32	$35
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$5	$9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2020 and 2019 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of March 31, 2019	$1	$1,936	$2,691	$(1,796)	$(1,269)	$1,563
Net earnings	—	—	128	—	—	128
Dividends declared ($0.86 per share)	—	—	(36)	—	—	(36)
Stock compensation	—	7	—	—	—	7
Other comprehensive income, net of tax	—	—	—	—	18	18
Treasury stock activity	—	—	—	(52)	—	(52)
Balance as of June 30, 2019	$1	$1,943	$2,783	$(1,848)	$(1,251)	$1,628

Balance as of March 31, 2020	$1	$1,955	$3,139	$(2,058)	$(1,394)	$1,643
Net earnings	—	—	53	—	—	53
Dividends declared ($1.03 per share)	—	—	(42)	—	—	(42)
Stock compensation	—	6	—	—	—	6
Other comprehensive income, net of tax	—	—	—	—	18	18
Balance as of June 30, 2020	$1	$1,961	$3,150	$(2,058)	$(1,376)	$1,678

Six Months Ended June 30, 2020 and 2019 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2018	$1	$1,954	$2,609	$(1,760)	$(1,288)	$1,516
Net earnings	—	—	246	—	—	246
Dividends declared ($1.72 per share)	—	—	(72)	—	—	(72)
Stock compensation	—	(11)	—	—	—	(11)
Other comprehensive income, net of tax	—	—	—	—	37	37
Treasury stock activity	—	—	—	(88)	—	(88)
Balance as of June 30, 2019	$1	$1,943	$2,783	$(1,848)	$(1,251)	$1,628

Balance as of December 31, 2019	$1	$1,961	$3,009	$(1,974)	$(1,409)	$1,588
Net earnings	—	—	225	—	—	225
Dividends declared ($2.06 per share)	—	—	(84)	—	—	(84)
Other comprehensive income, net of tax	—	—	—	—	33	33
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of June 30, 2020	$1	$1,961	$3,150	$(2,058)	$(1,376)	$1,678

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

Additionally, the Company has incorporated realized and estimated future effects of the global outbreak of coronavirus disease 2019 (“COVID-19”), including, among other things, orders of civil authorities associated with COVID-19 and steps taken to mitigate the effects of COVID-19 (collectively, “COVID-19 Events”), with respect to contract costs and revenue recognition, effective income tax rates, and the fair values of the Company’s long-lived assets, financial instruments, intangible assets, and goodwill recorded at our reporting units. For the three and six months ended June 30, 2020, the Company recognized across all programs an aggregate unfavorable impact on operating margin of $61 million for delay and disruption from lower employee attendance, availability of critical skills, and out-of sequence work directly attributable to COVID-19 Events. While costs related to COVID-19 Events are allowable under U.S. Government contracts, the Company's estimates of the effects of COVID-19 Events reflect uncertainty regarding the Company's ability to recover the full costs related to COVID-19 Events under government relief actions such as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and U.S. Department of Defense ("DoD") guidance.

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

For the six months ended June 30, 2020, the Company recognized cash grant benefits of approximately $9 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the six months ended June 30, 2019, the Company recognized cash grant benefits of approximately $69 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position.
Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $153 million and $147 million as of June 30, 2020, and December 31, 2019, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Loan Receivable - The Company holds a loan receivable in connection with a seller financed transaction involving its previously owned Avondale shipyard facility. The receivable is carried at amortized cost in the amount of $32 million, net of $16 million of loan discount and allowance for doubtful accounts, which approximates fair value and is recorded in miscellaneous other assets on the unaudited condensed consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Related Party Transactions - The Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation as of each of June 30, 2020, and December 31, 2019. Prior to the Company's spinoff from Northrop Grumman Corporation, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty pursuant to the Separation and Distribution Agreement with Northrop Grumman Corporation.

3. ACCOUNTING STANDARDS UPDATES

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changes the current incurred loss model to a forward-looking expected credit loss model for most financial assets, such as trade and other receivables, loans and other instruments. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The Company adopted the provisions of ASU 2016-13 on January 1, 2020. The adoption did not result in a material impact to the Company’s financial results or disclosures.

Accounting pronouncements issued but not effective until after December 31, 2020, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS

In March 2020, the Company acquired Hydroid, Inc. ("Hydroid"), a leading provider of advanced marine robotics to the defense and maritime markets, for approximately $378 million in cash, net of $2 million of acquired cash. The acquisition expands the Company's capabilities in the strategically important and rapidly growing autonomous and unmanned maritime systems market. In connection with this acquisition, the Company preliminarily recorded $310 million of goodwill, which includes the value of Hydroid's workforce, all of which was allocated to the Company's Technical Solutions segment. For the three months ended June 30, 2020, the Company recorded a decrease in goodwill of $72 million, primarily driven by the refinement of fair value calculations for certain assets and liabilities and the recording of $76 million of intangible assets related to technology and existing contract backlog. The Company has not completed the purchase price allocation, because a net working capital adjustment and the fair value calculations for certain assets and liabilities have not been finalized. See Note 11: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of Hydroid are not material to the Company’s consolidated financial position, results of operations, or cash flows.

In February 2019, the Company acquired Fulcrum IT Services, LLC ("Fulcrum"), an information technology and government consulting company, for approximately $195 million in cash, net of $1 million of acquired cash. The acquisition was consistent with the Company's strategy to optimize and expand its services portfolio. In connection with this acquisition, the Company recorded $133 million of goodwill, which includes the value of Fulcrum's workforce, all of which was allocated to the Company's Technical Solutions segment, as well as $49 million of intangible assets related to existing contract backlog. For the year ended December 31, 2019, the Company recorded a decrease in goodwill of $1 million, primarily driven by the finalization of a net working capital adjustment and the fair value calculations for certain assets and liabilities. See Note 11: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of Fulcrum are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

5. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2020, the Company repurchased 390,904 shares at an aggregate cost of $84 million. For the six months ended June 30, 2019, the Company repurchased 429,940 shares at an aggregate cost of $88 million. For the six months ended June 30, 2019, the Company also settled for cash $48 million of shares repurchased in the prior year. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $1.03 and $0.86 for the three months ended June 30, 2020 and 2019, respectively. The Company declared cash dividends per share of $2.06 and $1.72 for the six months ended June 30, 2020 and 2019, respectively. The Company paid cash dividends totaling $84 million and $72 million for the six months ended June 30, 2020 and 2019, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of June 30, 2020, was comprised of unamortized benefit plan costs of $1,373 million and other comprehensive loss items of $3 million. The accumulated other comprehensive loss as of December 31, 2019, was comprised of unamortized benefit plan costs of $1,407 million and other comprehensive loss items of $2 million.

The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and 2019, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2019	$(1,264)	$(5)	$(1,269)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(2)	—	(2)
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	18	—	18
Balance as of June 30, 2019	$(1,246)	$(5)	$(1,251)

Balance as of March 31, 2020	(1,390)	(4)	(1,394)
Other comprehensive income (loss) before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(3)	—	(3)
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	17	1	18
Balance as of June 30, 2020	$(1,373)	$(3)	$(1,376)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2018	$(1,283)	$(5)	$(1,288)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(2)	—	(2)
Amortization of net actuarial loss[1]	51	—	51
Tax expense for items of other comprehensive income	(12)	—	(12)
Net current period other comprehensive income	37	—	37
Balance as of June 30, 2019	$(1,246)	$(5)	$(1,251)

Balance as of December 31, 2019	$(1,407)	$(2)	$(1,409)
Other comprehensive income (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(5)	—	(5)
Amortization of net actuarial loss[1]	51	—	51
Tax expense for items of other comprehensive income	(12)	—	(12)
Net current period other comprehensive income (loss)	34	(1)	33
Balance as of June 30, 2020	$(1,373)	$(3)	$(1,376)

1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for each of the three months ended June 30, 2020 and 2019, was $6 million. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for each of the six months ended June 30, 2020 and 2019, was $12 million.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2020	2019	2020	2019
Net earnings	$53	$128	$225	$246

Weighted-average common shares outstanding	40.7	41.7	40.6	41.6
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	40.7	41.7	40.6	41.6

Earnings per share - basic	$1.30	$3.07	$5.54	$5.91
Earnings per share - diluted	$1.30	$3.07	$5.54	$5.91

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three and six months ended June 30, 2020 and 2019.

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

	Three Months Ended June 30, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$564	$826	$30	$—	$1,420
Service revenues	57	294	256	—	607
Intersegment	1	2	34	(37)	—
Sales and service revenues	$622	$1,122	$320	$(37)	$2,027
Customer Type
Federal	$621	$1,119	$223	$—	$1,963
Commercial	—	1	62	—	63
State and local government agencies	—	—	1	—	1
Intersegment	1	2	34	(37)	—
Sales and service revenues	$622	$1,122	$320	$(37)	$2,027
Contract Type
Firm fixed-price	$16	$1	$62	$—	$79
Fixed-price incentive	535	493	—	—	1,028
Cost-type	70	626	113	—	809
Time and materials	—	—	111	—	111
Intersegment	1	2	34	(37)	—
Sales and service revenues	$622	$1,122	$320	$(37)	$2,027

	Three Months Ended June 30, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$556	$963	$1	$—	$1,520
Service revenues	65	313	290	—	668
Intersegment	1	3	30	(34)	—
Sales and service revenues	$622	$1,279	$321	$(34)	$2,188
Customer Type
Federal	$621	$1,265	$231	$—	$2,117
Commercial	—	11	60	—	71
Intersegment	1	3	30	(34)	—
Sales and service revenues	$622	$1,279	$321	$(34)	$2,188
Contract Type
Firm fixed-price	$23	$1	$57	$—	$81
Fixed-price incentive	490	560	1	—	1,051
Cost-type	108	715	127	—	950
Time and materials	—	—	106	—	106
Intersegment	1	3	30	(34)	—
Sales and service revenues	$622	$1,279	$321	$(34)	$2,188

	Six Months Ended June 30, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,142	$1,872	$30	$—	$3,044
Service revenues	107	587	552	—	1,246
Intersegment	2	4	55	(61)	—
Sales and service revenues	$1,251	$2,463	$637	$(61)	$4,290
Customer Type
Federal	$1,249	$2,458	$451	$—	$4,158
Commercial	—	1	130	—	131
State and local government agencies	—	—	1	—	1
Intersegment	2	4	55	(61)	—
Sales and service revenues	$1,251	$2,463	$637	$(61)	$4,290
Contract Type
Firm fixed-price	$31	$3	$121	$—	$155
Fixed-price incentive	1,058	1,131	—	—	2,189
Cost-type	160	1,325	246	—	1,731
Time and materials	—	—	215	—	215
Intersegment	2	4	55	(61)	—
Sales and service revenues	$1,251	$2,463	$637	$(61)	$4,290

	Six Months Ended June 30, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,094	$1,915	$1	$—	$3,010
Service revenues	111	640	507	—	1,258
Intersegment	1	3	53	(57)	—
Sales and service revenues	$1,206	$2,558	$561	$(57)	$4,268
Customer Type
Federal	$1,205	$2,530	$396	$—	$4,131
Commercial	—	25	112	—	137
Intersegment	1	3	53	(57)	—
Sales and service revenues	$1,206	$2,558	$561	$(57)	$4,268
Contract Type
Firm fixed-price	$40	$4	$92	$—	$136
Fixed-price incentive	968	1,013	1	—	1,982
Cost-type	197	1,538	226	—	1,961
Time and materials	—	—	189	—	189
Intersegment	1	3	53	(57)	—
Sales and service revenues	$1,206	$2,558	$561	$(57)	$4,268

	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Major Programs
Amphibious assault ships	$328	$325	$675	$622
Surface combatants and coast guard cutters	295	295	574	581
Other	(1)	2	2	3
Total Ingalls	622	622	1,251	1,206
Aircraft carriers	656	747	1,354	1,460
Submarines	286	363	741	731
Other	180	169	368	367
Total Newport News	1,122	1,279	2,463	2,558
Government and energy services	260	265	513	456
Oil and gas services	60	56	124	105
Total Technical Solutions	320	321	637	561
Intersegment eliminations	(37)	(34)	(61)	(57)
Sales and service revenues	$2,027	$2,188	$4,290	$4,268

As of June 30, 2020, the Company had $46.1 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2021, an additional 25% through 2023, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended June 30, 2020, net cumulative catch-up adjustments decreased operating income and decreased diluted earnings per share by $111 million and $2.15, respectively. For the three months ended June 30, 2019, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $19 million and $0.35, respectively. For the six months ended June 30, 2020, net cumulative catch-up adjustments decreased operating income and decreased diluted earnings per share by $79 million and $1.53, respectively. For the six months ended June 30, 2019, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $13 million and $0.24, respectively.

Cumulative catch-up adjustments for the three and six months ended June 30, 2020, included unfavorable adjustments of $111 million and $120 million, respectively, relating to Block IV of the Virginia class (SSN 774) submarine program at the Company's Newport News segment, which decreased diluted earnings per share by $2.15 and $2.34, respectively. While other unfavorable cumulative catch-up adjustments for the three and six months ended June 30, 2020, were not individually material, cost estimates for discrete delay and disruption from COVID-19 Events drove $61 million of unfavorable cumulative catch-up adjustments across our contracts, including $16 million relating to Block IV of the Virginia class (SSN 774) submarine program, which is included in the $111 million and $120 million unfavorable adjustments discussed above.

Cumulative catch-up adjustments for the three months ended June 30, 2020, included a favorable adjustment of $25 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.48. For the six months ended June 30, 2020, no individual favorable adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets decreased $55 million from December 31, 2019, to June 30, 2020, primarily resulting from an increase in contract liabilities due to unfavorable cumulative catch-up adjustments and billings on certain U.S. Navy contracts. For the three months ended June 30, 2020, the Company recognized no revenue related to its contract liabilities as of December 31, 2019. For the six months ended June 30, 2020, the Company recognized revenue of $256 million related to its contract liabilities as of December 31, 2019. For the three and six months ended June 30, 2019, the Company recognized revenue of $27 million and $244 million, respectively, related to its contract liabilities as of December 31, 2018.

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

The following table presents segment results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Sales and Service Revenues
Ingalls	$622	$622	$1,251	$1,206
Newport News	1,122	1,279	2,463	2,558
Technical Solutions	320	321	637	561
Intersegment eliminations	(37)	(34)	(61)	(57)
Sales and service revenues	$2,027	$2,188	$4,290	$4,268
Operating Income
Ingalls	$55	$69	$123	$115
Newport News	(69)	71	26	152
Technical Solutions	9	(2)	2	—
Segment operating income (loss)	(5)	138	151	267
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	63	37	126	71
Non-current state income taxes	(1)	—	(5)	(2)
Operating income	$57	$175	$272	$336

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	June 30, 2020	December 31, 2019
Assets
Ingalls	$1,748	$1,618
Newport News	4,060	3,886
Technical Solutions	1,408	1,022
Corporate	1,017	505
Total assets	$8,233	$7,031

9. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	June 30, 2020	December 31, 2019
Production costs of contracts in process[1]	$37	$30
Raw material inventory	123	106
Total inventoried costs, net	$160	$136
1 Includes amounts capitalized pursuant to applicable provisions of the FAR and CAS.

10. ASSETS AND LIABILITIES HELD FOR SALE

As of June 30, 2020, the Company determined that two asset groups within its Technical Solutions segment met the criteria to be classified as held for sale. It is the Company's intention to complete the sale of these assets within 12 months following the initial classification as assets held for sale. As a result, during the fourth quarter of 2019, the Company recorded an impairment charge of $6 million within other, net in the consolidated statements of operations and comprehensive income. The following table summarizes the assets and liabilities classified as held for sale:

	June 30, 2020	December 31, 2019
($ in millions)
Current assets	$88	$74
Property, plant, and equipment	17	2
Other intangible assets, net	2	2
Goodwill	35	—
Other non-current assets	37	23
Valuation allowance	(6)	(6)
Total assets held for sale	$173	$95
Current liabilities	67	62
Long-term liabilities	26	15
Total liabilities held for sale	$93	$77
11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values.

Accumulated goodwill impairment losses as of each of June 30, 2020, and December 31, 2019, were $2,906 million. The accumulated goodwill impairment losses for Ingalls as of each of June 30, 2020, and December 31, 2019, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of June 30, 2020, and December 31, 2019, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of June 30, 2020, and December 31, 2019, were $151 million.

For the six months ended June 30, 2020, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2019	$175	$721	$477	$1,373
Acquisitions	—	—	310	310
Adjustments	—	—	(107)	(107)
Balance as of June 30, 2020	$175	$721	$680	$1,576

As of June 30, 2020, the Company recorded goodwill adjustments of $72 million relating to the acquisition of Hydroid, primarily related to allocations to intangible assets. As of June 30, 2020, the Company allocated $35 million of goodwill at its Technical Solutions segment to an asset group that was classified as held for sale.

Other Intangible Assets

The Company's purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $15 million and $12 million for the three months ended June 30, 2020 and 2019, respectively. Aggregate amortization expense was $26 million and $23 million for the six months ended June 30, 2020 and 2019, respectively.

In connection with the Hydroid purchase in 2020, the Company recorded $76 million of intangible assets pertaining to existing contract backlog,customer relationships, and technology, to be amortized using the pattern of benefits method over a weighted-average life of nine years.

In connection with the Fulcrum purchase in 2019, the Company recorded $49 million of intangible assets pertaining to existing contract backlog and customer relationships, to be amortized using the pattern of benefits method over a weighted-average life of seven years.

The Company expects amortization expense for purchased intangible assets of approximately $55 million in 2020, $51 million in 2021, $45 million in 2022, $35 million in 2023, and $25 million in 2024.

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended June 30, 2020 and 2019, were 18.5% and 22.0%, respectively. For the six months ended June 30, 2020 and 2019, the Company's effective income tax rates on its earnings from operations were 19.9% and 21.4%, respectively. The lower effective tax rates for the three and six months ended June 30, 2020, were primarily attributable to research and development tax credits for prior periods.

For the three and six months ended June 30, 2020, the Company’s effective tax rates differed from the federal statutory rate primarily as a result of the research and development tax credits for prior periods. For the three months ended June 30, 2019, the Company’s effective tax rate differed from the federal statutory rate primarily as a result of an unfavorable adjustment to claims for research and development tax credits for prior periods. For the six months ended June 30, 2019, the Company’s effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes certain changes to U.S. federal tax law that impact corporations. The Company’s initial analysis of the tax law changes included in the CARES Act indicates that the Act will not have a material impact on the Company’s effective income tax rate.

The Company's unrecognized tax benefits increased by $2 million during the three months ended June 30, 2020. As of June 30, 2020, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $40 million. Assuming a sustainment of these tax positions, the reversal of $30 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended June 30, 2020, interest resulting from the unrecognized tax benefits noted above increased income tax expense less than $1 million.
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

13. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30, 2020	December 31, 2019
Senior notes due November 15, 2025, 5.000%	600	600
Senior notes due December 1, 2027, 3.483%	600	600
Senior notes due May 1, 2025, 3.844%	500	—
Senior notes due May 1, 2030, 4.200%	500	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(29)	(19)
Total long-term debt	$2,276	$1,286

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

As of June 30, 2020, the Company had $16 million in issued but undrawn letters of credit and $1,234 million unutilized under the Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $7 million as of each of June 30, 2020, and December 31, 2019.

In the second quarter of 2020, the Company entered into a 364-day revolving credit agreement (the "364-Day Facility") with third-party lenders. The 364-Day Facility includes a revolving credit facility of $500 million, which may be drawn upon during a period of 364 days from April 3, 2020. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit rating, which may vary between 2.000% and 2.375%. The revolving credit facility also has a commitment fee rate of 0.50%.

The 364-Day Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the 364-Day Facility.

Under the Company's unsecured commercial paper program, the Company may issue up to $1 billion of unsecured commercial paper notes.

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

The Company had unamortized debt issuance costs associated with its senior notes of $22 million and $12 million as of June 30, 2020, and December 31, 2019, respectively.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the six months ended June 30, 2020.

The estimated fair values of the Company's total long-term debt as of June 30, 2020, and December 31, 2019, were $2,492 million and $1,379 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of June 30, 2020, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $84 million due in 2024 and $500 million due in 2025.

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

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. Depending on the outcome of the lawsuit, the Company could be subject to civil penalties, damages, and/or suspension or debarment from future U.S. Government contracts, which could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company filed a motion to dismiss the complaint and has not had an opportunity to engage in any discovery related to the issues set forth in the complaint. At this early stage, the Company is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.
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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the six months ended June 30, 2020 and 2019, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

Lease costs and related information were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2020	2019	2020	2019
Operating lease costs	$13	$12	$29	$23
Short-term operating lease costs	$9	$7	$13	$12
Variable operating lease costs	$1	$2	$2	$3
Operating cash flows from operating leases	$(12)	$(11)	$(28)	$(22)
Right-of-use assets obtained in exchange for new operating lease liabilities	$4	$4	$21	$17
Weighted-average remaining lease term (years) - operating leases	10 years	11 years	10 years	11 years
Weighted-average discount rate - operating leases	4.1%	4.5%	4.1%	4.5%

The undiscounted future non-cancellable lease payments under our operating leases were as follows:

Year:	June 30, 2020	December 31, 2019
2020	$24	$45
2021	41	38
2022	30	30
2023	25	24
2024	22	22
Thereafter	119	114
Total lease payments	261	273
Less: imputed interest	57	58
Present value of lease liabilities	$204	$215

Lease liabilities included in the Company's consolidated balance sheet as of June 30, 2020, were as follows:

($ in millions)	June 30, 2020	December 31, 2019
Short-term operating lease liabilities	$29	$35
Lease liabilities included in liabilities held for sale	28	16
Long-term operating lease liabilities	147	164
Total operating lease liabilities	$204	$215

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2020, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII may enter into joint ventures, teaming agreements, and other business arrangements to support the Company's products and services. The Company attempts to limit its exposure under these arrangements to its investment or the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement.

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such guarantees only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of June 30, 2020, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimated that as of June 30, 2020, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2020, the Company had $16 million in issued but undrawn letters of credit, as indicated in Note 13: Debt, and $272 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 42,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. Newport News has four collective bargaining agreements covering represented employees, which expire in November 2020, November 2021, December 2022, and April 2024. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 25 Technical Solutions employees at various locations are represented by unions and perform work under collective bargaining agreements. The Company believes its relationship with its employees is satisfactory.
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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$45	$36	$3	$1	$90	$72	$5	$3
Interest cost	65	70	4	5	129	139	8	10
Expected return on plan assets	(122)	(101)	—	—	(243)	(203)	—	—
Amortization of prior service cost (credit)	3	4	(6)	(6)	6	9	(11)	(11)
Amortization of net actuarial loss (gain)	27	28	(1)	(2)	54	56	(3)	(5)
Net periodic benefit cost	$18	$37	$—	$(2)	$36	$73	$(1)	$(3)

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30
($ in millions)	2020	2019
Pension plans
Qualified minimum	$—	$—
Discretionary
Qualified	65	5
Non-qualified	4	3
Other benefit plans	17	16
Total contributions	$86	$24

For the year ending December 31, 2020, the Company expects cash contributions to its qualified defined benefit pension plans to be $205 million, all of which will be discretionary.

18. STOCK COMPENSATION PLANS

During the six months ended June 30, 2020 and 2019, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2020, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $231.16. These rights are subject to cliff vesting on December 31, 2022. For the six months ended June 30, 2019, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $210.26. These rights are subject to cliff vesting on December 31, 2021. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the six months ended June 30, 2020 and 2019, 0.1 million and 0.3 million of stock awards vested, respectively, of which approximately 0.1 million each year were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2020:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	374	$213.03	1.4

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended June 30, 2020 and 2019, of $6 million and $7 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the six months ended June 30, 2020 and 2019, of $13 million and $12 million, respectively.
The Company recorded tax benefits related to stock awards of $1 million for the three months ended June 30, 2020 and 2019. The Company recorded tax benefits related to stock awards of $2 million for the six months ended June 30, 2020 and 2019. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the three months ended June 30, 2020 and 2019, of $1 million and less than $1 million, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the six months ended June 30, 2020 and 2019, of $3 million and $5 million, respectively.

Unrecognized Compensation Expense

As of June 30, 2020, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2020, 2019 and 2018, which will be recognized over a weighted average period of 1.2 years, and $42 million of unrecognized compensation expense associated with RPSRs granted in 2020, 2019, and 2018, which will be recognized over a weighted average period of 1.6 years.

19. SUBSIDIARY GUARANTORS

As described in Note 13: Debt, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of June 30, 2020, and December 31, 2019, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

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

In July 2020, we announced changes to the organization and alignment within our Technical Solutions segment. Following a series of strategic acquisitions and major contract awards, coupled with a review of existing capabilities and the segment's organizational structure, Technical Solutions reconstituted its internal organization to better serve existing and future customers while achieving support function efficiencies. Beginning in the third quarter of 2020, our Technical Solutions segment will be organized as follows:

Defense and Federal Solutions (“DFS”)

DFS is focused on solving tough national security challenges for the DoD, the intelligence community, and federal civilian agencies around the globe. The group’s expertise includes maritime fleet sustainment; intelligence, surveillance, and reconnaissance; cyber operations; secure enterprise information technology engineering and operations; advanced modeling, simulation, and training; and logistics management.

Unmanned Systems

Our unmanned systems products and services create advanced unmanned maritime solutions for defense, marine research, and commercial applications. Serving customers in more than 30 countries, unmanned systems provides design, autonomy, manufacturing, testing, operations, and sustainment of unmanned systems, including unmanned underwater vehicles and unmanned surface vessels.

Nuclear and Environmental Services

Our nuclear and environmental services support the national security mission of the Department of Energy through the management and operation of national nuclear laboratories, as well as environmental remediation at legacy cleanup sites. Through decades of experience in safe nuclear operations, the group is also postured to serve the growing commercial nuclear power plant decommissioning market. As part of our nuclear and environmental services, we participate in joint ventures, including Newport News Nuclear BWXT Los Alamos, LLC ("N3B"), Mission Support and Test Services, LLC ("MSTS"), and Savannah River Nuclear Solutions, LLC ("SRNS").

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2019.

Business Environment

COVID-19 Pandemic - The COVID-19 global pandemic has had wide ranging effects on the global health environment and disrupted the global and U.S. economies and financial markets, including impacts to our employees, customers, suppliers, and communities. COVID-19 Events are also impacting our operations, and the full impacts of COVID-19 Events on our fiscal year 2020 financial results and beyond are uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on our employees’ ability to work effectively, disruption in our supply chain, disruption of the U.S. Government's and our other customers' abilities to perform their obligations, and impact on pension assets and other investment performance.

We are aggressively managing our response to the uncertainties regarding COVID-19 Events. Our primary focus has been to minimize the risk to our employees by implementing liberal leave policies and increased telecommuting, and making benefits changes to provide employees maximum flexibility. We have also adjusted policies and workspaces to align with Centers for Disease Control and Prevention (“CDC”) guidelines and to support social distancing, including changes to shift schedules to reduce concurrent headcount, increased sanitation efforts, working to procure personal protective equipment for employees, and suspension of all non-essential work travel. As a result, we have incurred and expect to continue incurring costs related to COVID-19 Events, including paid leave, quarantining employees and recurring facility cleaning. While our shipyards and other facilities remain open and productive, we have experienced a decrease in workforce attendance, which has impacted our operations due to delay and disruption from the lack of availability of critical skills and out-of-sequence work.

Under Section 3610 of the CARES Act, contractors may submit claims for employee paid time off caused by restrictions from COVID-19 Events in circumstances where the employee could not work remotely. Such instances may include paid time off for employees to allow for plant decontamination, idle time due to social distancing restrictions, paid time off to take care of dependents impacted by government ordered school or day care closures, and employee quarantines due to travel restrictions or coming into contact, being diagnosed, or taking care of someone diagnosed with COVID-19. We have taken steps to preserve our rights to pursue such claims for ourselves and our subcontractors.

While costs related to COVID-19 Events are allowable under U.S. Government contracts, our contract estimates reflect margin impact uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed price and fixed price incentive contracts, or may not be adequately covered by insurance. We also have no assurance that Congress will appropriate sufficient funds to cover the reimbursement of costs contemplated by the CARES Act. For the three and six months ended June 30, 2020, we recognized across all of our programs an aggregate unfavorable impact on operating margin of $61 million for delay and disruption cost estimates directly attributable to COVID-19 Events. Continued lower staffing levels and lower employee productivity could impact our ability to achieve anticipated milestones and further affect our 2020 financial results and beyond. We also are deferring certain payroll taxes pursuant to the CARES Act, which has the effect of increasing our cash from operations in 2020, but reducing cash from operations in 2021 and 2022.

We are also focused on actively supporting our customers, suppliers and communities. We have been proactive in engaging with our U.S. Government customers regarding future contract adjustments. While there has been no change in contract terms or substantial degradation in timely payments from customers, we have experienced delays in decisions on certain contract awards. We are unable to predict how our customers will allocate resources in the future as they react to the evolving demands of the COVID-19 response. We have accelerated payments to small business suppliers in an effort to minimize supply chain disruption. To complement these efforts, we took actions to enhance liquidity and strengthen our balance sheet by issuing $1 billion in new senior notes and entering into an incremental $500 million revolving credit facility. We have also decided to temporarily halt stock repurchases and will continue to reassess when to initiate repurchases.

While there remains substantial uncertainty regarding the impact of COVID-19 Events going forward, our crisis management team meets regularly to assess the COVID-19 environment and prioritizes our flexibility to respond to new developments. Our employees, suppliers, customers, and communities are facing significant challenges, and we cannot predict how the COVID-19 environment will evolve or the full impact it will have. For further information on the potential impact of COVID-19 Events to the company, see Part 2, Item 1A “Risk Factors”.

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

•Retirement related benefit plans; and

•Workers' compensation.

As of June 30, 2020, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2019.

We have incorporated realized and estimated future effects of COVID-19 Events, based upon current conditions and our judgment of the future impacts of COVID-19 Events, with respect to contract costs and revenue recognition, effective income tax rates, and the fair values of our long-lived assets, financial instruments, intangible assets, and goodwill recorded at our reporting units. See Note 2: Basis of Presentation.

In addition, the effects of COVID-19 Events have required us to consider whether these events are a triggering event for goodwill impairment purposes and whether goodwill was impaired as of June 30, 2020. While goodwill impairment testing is required at least annually, additional testing is required when any triggering event occurring between annual tests would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We experienced a decline in share price and a resulting decrease in market capitalization in the second quarter of 2020 due to the overall macroeconomic effects of COVID-19 Events. As a result of the overall market decline and the uncertainty surrounding COVID-19 Events, we assessed the key inputs and assumptions for each of our reporting units, including sensitivity analyses over forecasts, market multiples, and discount rates. Based upon our assessment and analyses, we concluded there was no impairment for the quarter ended June 30, 2020. Notwithstanding this conclusion, we consider our Government Services reporting unit's goodwill to be at risk of impairment in the event of future declines in our forecast of operating results, cash flows, or discount rates. Based upon our interim sensitivity analyses, we estimate that the fair value of our Government Services reporting unit exceeds carrying value by less than 10%. We are required to perform the next annual goodwill impairment test on November 30, 2020, or earlier if an interim impairment test is required.

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

Our contracts typically fall into one of four categories: firm fixed-price, fixed-price incentive, cost-type, and time and materials. See Note 7: Revenue.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended June 30				Six Months Ended June 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and service revenues	$2,027	$2,188	$(161)	(7)%	$4,290	$4,268	$22	1%
Cost of product sales and service revenues	1,763	1,834	(71)	(4)%	3,603	3,586	17	—%
Income from operating investments, net	7	5	2	40%	13	9	4	44%
General and administrative expenses	214	184	30	16%	428	355	73	21%
Operating income	57	175	(118)	(67)%	272	336	(64)	(19)%
Other income (expense)
Interest expense	(25)	(18)	(7)	(39)%	(41)	(34)	(7)	(21)%
Non-operating retirement benefit	30	2	28	1,400%	60	5	55	1,100%
Other, net	3	5	(2)	(40)%	(10)	6	(16)	(267)%
Federal and foreign income taxes	12	36	(24)	(67)%	56	67	(11)	(16)%
Net earnings	$53	$128	$(75)	(59)%	$225	$246	$(21)	(9)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Product sales	$1,420	$1,520	$(100)	(7)%	$3,044	$3,010	$34	1%
Service revenues	607	668	(61)	(9)%	1,246	1,258	(12)	(1)%
Sales and service revenues	$2,027	$2,188	$(161)	(7)%	$4,290	$4,268	$22	1%

Product sales for the three months ended June 30, 2020, decreased $100 million, or 7%, compared with the same period in 2019. Product sales for the six months ended June 30, 2020, increased $34 million, or 1%, compared with the same period in 2019. Ingalls product sales increased $8 million for the three months ended June 30, 2020, primarily as a result of higher volumes in amphibious assault ships and the Legend class NSC program, partially offset by lower volume in surface combatants. Ingalls product sales increased $48 million for the six months ended June 30, 2020, primarily as a result of higher volumes in amphibious assault ships, partially offset by lower volume in the Legend class NSC program. Newport News product sales decreased $137 million and $43 million for the three and six months ended June 30, 2020, respectively, primarily as a result of lower volumes in submarines and aircraft carriers. Technical Solutions product sales increased $29 million for the three and six months ended June 30, 2020, primarily as a result of the acquisition of Hydroid in 2020.

Service revenues for the three months ended June 30, 2020, decreased $61 million, or 9%, compared with the same period in 2019. Service revenues for the six months ended June 30, 2020, decreased $12 million, or 1%, compared with the same period in 2019. Ingalls service revenues decreased $8 million for the three months ended June 30, 2020, as a result of lower volumes in amphibious assault ship and surface combatant services. Ingalls service revenues decreased $4 million for the six months ended June 30, 2020, as a result of lower volume in amphibious assault ship services, partially offset by higher volume in surface combatant services. Newport News service revenues decreased $19 million and $53 million for the three and six months ended June 30, 2020, respectively, primarily as a result of lower volumes in aircraft carrier services, partially offset by higher volumes in naval nuclear support and submarine services. Technical Solutions service revenues decreased $34 million for the three months ended June 30, 2020, primarily as a result of lower volumes in MDIS, fleet support, and nuclear and environmental services, partially offset by higher volume in oil and gas services and the acquisition of Hydroid in 2020. Technical Solutions service revenues increased $45 million for the six months ended June 30, 2020, primarily as a result of the acquisition of Fulcrum in 2019, higher volumes in MDIS and oil and gas services, and the acquisition of Hydroid in 2020, partially offset by lower volumes in fleet support and nuclear and environmental services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Cost of product sales	$1,253	$1,250	$3	—%	$2,543	$2,508	$35	1%
% of product sales	88.2%	82.2%			83.5%	83.3%
Cost of service revenues	510	584	(74)	(13)%	1,060	1,078	(18)	(2)%
% of service revenues	84.0%	87.4%			85.1%	85.7%
Income from operating investments, net	7	5	2	40%	13	9	4	44%
General and administrative expenses	214	184	30	16%	428	355	73	21%
% of sales and service revenues	10.6%	8.4%			10.0%	8.3%
Cost of sales and service revenues	$1,970	$2,013	$(43)	(2)%	$4,018	$3,932	$86	2%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2020, increased $3 million compared with the same period in 2019. Cost of product sales for the six months ended June 30, 2020, increased $35 million, or 1%, compared with the same period in 2019. Ingalls cost of product sales increased $1 million and $15 million for the three and six months ended June 30, 2020, respectively, primarily as a result of program cost growth, lower risk retirement on the Legend class NSC program, and the volume changes described above, partially offset by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive. Newport News cost of product sales increased $5 million and $47 million for the three and six months ended June 30, 2020, respectively, primarily as a result of program cost growth, partially offset by the volume decreases described above. Technical Solutions cost of product sales increased $18 million for the three and six months ended June 30, 2020, primarily as a result of the volume changes described above. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $21 million and $45 million for the three and six months ended June 30, 2020, respectively, as described below.

Cost of product sales as a percentage of product sales increased from 82.2% for the three months ended June 30, 2019, to 88.2% for the three months ended June 30, 2020. Cost of product sales as a percentage of product sales increased from 83.3% for the six months ended June 30, 2019, to 83.5% for the six months ended June 30, 2020. The increase in both periods was primarily due to unfavorable cumulative catch-up adjustments of $111 million on Block IV boats of the Virginia class (SSN 774) submarine program, including $95 million for cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends, as well as $16 million from delay and disruption directly attributable to COVID-19 Events. The increase in cost of product sales as a percentage of product sales was also driven by unfavorable cumulative catch-up adjustments aggregating $61 million across all programs resulting from cost estimates for delay and disruption from discrete COVID-19 Events, including $16 million in relation to the Block IV boats of the Virginia class (SSN 774) submarine program discussed above, partially offset by a favorable change in the Operating FAS/CAS Adjustment and higher risk retirement on Delbert D. Black (DDG 119), as well as year-to-year variances in contract mix.

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2020, decreased $74 million, or 13%, compared with the same period in 2019. Cost of service revenues for the six months ended June 30, 2020, decreased $18 million, or 2%, compared with the same period in 2019. Ingalls cost of service revenues decreased $5 million for the three months ended June 30, 2020, primarily as a result of the volume changes described above. Ingalls cost of service revenues increased $2 million for the six months ended June 30, 2020, primarily as a result of the volume changes described above and recovery of losses on a long-term design contract in 2019. Newport News cost of service revenues decreased $26 million for the three months ended June 30, 2020, primarily as a result of the volume changes described above and higher risk retirement on naval nuclear support services. Newport News cost of service revenues decreased $47 million for the six months ended June 30, 2020, primarily as a result of the volume changes described above. Technical Solutions cost of service revenues decreased $38 million for the three months ended June 30, 2020, primarily as a result of the volume changes described above and a loss on a fleet support services contract in 2019. Technical Solutions cost of service revenues increased $37 million for the six months ended June 30, 2020, primarily as a result of the volume changes described above, partially offset by a loss on a fleet support services contract in 2019. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $5 million and $10 million for the three and six months ended June 30, 2020, respectively, as described below.

Cost of service revenues as a percentage of service revenues decreased from 87.4% for the three months ended June 30, 2019, to 84.0% for the three months ended June 30, 2020, primarily driven by a loss on a fleet support services contract in 2019, higher risk retirement on naval nuclear support services, a favorable change in the Operating FAS/CAS Adjustment, and year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues decreased from 85.7% for the six months ended June 30, 2019, to 85.1% for the six months ended June 30, 2020, primarily driven by a favorable change in the Operating FAS/CAS Adjustment, a loss on a fleet support services contract in 2019, and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three and six months ended June 30, 2020, increased $2 million and $4 million, respectively, from the same periods in 2019, primarily due to higher equity income from our nuclear and environmental joint ventures.

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

General and administrative expenses for the three months ended June 30, 2020, increased $30 million from the same period in 2019, primarily driven by higher overhead costs and unfavorable changes in current state income tax expense. General and administrative expenses for the six months ended June 30, 2020, increased $73 million from the same period in 2019, primarily driven by higher overhead costs and unfavorable changes in current state income tax expense.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended June 30				Six Months Ended June 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Operating income	$57	$175	$(118)	(67)%	$272	$336	$(64)	(19)%
Operating FAS/CAS Adjustment	(63)	(37)	(26)	(70)%	(126)	(71)	(55)	(77)%
Non-current state income taxes	1	—	1	—%	5	2	3	150%
Segment operating income	$(5)	$138	$(143)	(104)%	$151	$267	$(116)	(43)%

Segment Operating Income

Segment operating loss for the three months ended June 30, 2020, was $5 million, compared with segment operating income of $138 million for the same period in 2019. Segment operating income for the six months ended June 30, 2020, was $151 million, compared with segment operating income of $267 million for the same period in 2019. The decreases in both periods were primarily driven by unfavorable cumulative catch-up adjustments in the second quarter totaling $167 million from updated cost and schedule assumptions across all programs.
Included in the $167 million of unfavorable adjustments is $111 million related to Block IV boats of the Virginia class (SSN 774) submarine program for unfavorable cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends. Our risk retirement assumptions on Block IV boats anticipated boat-to-boat cost and schedule improvements working down the learning curve, but performance trends, exacerbated by COVID-19 Events, now make those improvements less likely to occur. Also included in the $167 million of unfavorable adjustments is $61 million for the margin impact of delay and disruption cost estimates across all programs from discrete COVID-19 Events, including $16 million relating to Block IV of the Virginia class (SSN 774) submarine program, which is included in the $111 million unfavorable adjustments noted above. These unfavorable margin adjustments were partially offset by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, and a loss on a fleet support services contract in 2019.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
FAS expense	$(18)	$(35)	$17	49%	$(35)	$(70)	$35	50%
CAS cost	111	74	37	50%	221	146	75	51%
FAS/CAS Adjustment	93	39	54	138%	186	76	110	145%
Non-operating retirement benefit	(30)	(2)	(28)	(1,400)%	(60)	(5)	(55)	(1,100)%
Operating FAS/CAS Adjustment	$63	$37	$26	70%	$126	$71	$55	77%

The Operating FAS/CAS Adjustment was a net benefit of $63 million and $37 million for the three months ended June 30, 2020 and 2019, respectively. The Operating FAS/CAS Adjustment was a net benefit of $126 million and $71 million for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended

June 30, 2020, the favorable changes in the Operating FAS/CAS Adjustments of $26 million and $55 million, respectively, were primarily driven by the more immediate recognition of lower interest rates under CAS.

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

Non-current state income tax expense for the three months ended June 30, 2020, was $1 million, compared to a non-current state income tax expense of less than $1 million for the same period in 2019. The increase in non-current state income tax expense was driven by an increase in state uncertain tax positions. Non-current state income tax expense for the six months ended June 30, 2020, was $5 million, compared to a non-current state income tax expense of $2 million for the same period in 2019. The increase in non-current state income tax expense was driven by an increase in state uncertain tax positions.

Interest Expense

Interest expense for the three and six months ended June 30, 2020, increased $7 million, compared with the same periods in 2019, primarily due to the Company's issuance of $500 million aggregate principal amount of senior notes due 2025 and $500 million aggregate principal amount of senior notes due 2030.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and six months ended June 30, 2020, the favorable changes in the non-operating retirement benefit of $28 million and $55 million, respectively, were primarily driven by higher 2019 returns on plan assets.

Other, Net

Other, net income decreased $2 million for the three months ended June 30, 2020, compared with the same period in 2019, primarily driven by an allowance on a loan receivable, partially offset by gains on investments in marketable securities. Other, net income (expense) decreased $16 million for the six months ended June 30, 2020, compared with the same period in 2019, primarily driven by an allowance on a loan receivable and losses on investments in marketable securities.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended June 30, 2020 and 2019, were 18.5% and 22.0%, respectively. Our effective income tax rates on earnings from operations for the six months ended June 30, 2020 and 2019, were 19.9% and 21.4%, respectively. The lower effective tax rates for the three and six months ended June 30, 2020, were primarily attributable to research and development tax credits for prior periods.

For the three and six months ended June 30, 2020, our effective tax rates differed from the federal statutory rate primarily as a result of the research and development tax credits for prior periods. For the three months ended June 30, 2019, our effective tax rate differed from the federal statutory rate primarily as a result of an unfavorable adjustment to claims for research and development tax credits for prior periods. For the six months ended June 30, 2019, our effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%. See Note 12: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are organized into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended June 30				Six Months Ended June 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and Service Revenues
Ingalls	$622	$622	$—	—%	$1,251	$1,206	$45	4%
Newport News	1,122	1,279	(157)	(12)%	2,463	2,558	(95)	(4)%
Technical Solutions	320	321	(1)	—%	637	561	76	14%
Intersegment eliminations	(37)	(34)	(3)	(9)%	(61)	(57)	(4)	(7)%
Sales and service revenues	$2,027	$2,188	$(161)	(7)%	$4,290	$4,268	$22	1%
Operating Income
Ingalls	$55	$69	$(14)	(20)%	$123	$115	$8	7%
Newport News	(69)	71	(140)	(197)%	26	152	(126)	(83)%
Technical Solutions	9	(2)	11	550%	2	—	2	—%
Segment operating income (loss)	(5)	138	(143)	(104)%	151	267	(116)	(43)%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	63	37	26	70%	126	71	55	77%
Non-current state income taxes	(1)	—	(1)	—%	(5)	(2)	(3)	(150)%
Operating income	$57	$175	$(118)	(67)%	$272	$336	$(64)	(19)%

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

Cumulative Adjustments

For the three and six months ended June 30, 2020 and 2019, favorable and unfavorable cumulative catch-up margin adjustments were as follows:

	Three Months Ended June 30		Six Months Ended June 30

($ in millions)	2020	2019	2020	2019
Gross favorable adjustments	$56	$63	$117	$94
Gross unfavorable adjustments	(167)	(44)	(196)	(81)
Net adjustments	$(111)	$19	$(79)	$13

For the three months ended June 30, 2020, favorable cumulative catch-up margin adjustments included risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, and other individually insignificant adjustments. During the same period, unfavorable cumulative catch-up adjustments were primarily driven by $111 million on the Block IV boats of the Virginia class (SSN 774) submarine program, including $95 million for cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends. Our risk retirement assumptions on Block IV boats anticipated boat-to-boat cost and schedule improvements working down the learning curve, but performance trends, exacerbated by the COVID-19 Events, now make those improvements less likely to occur. Unfavorable cumulative catch-up adjustments on the Block IV boats of the Virginia class (SSN 774) submarine program also included $16 million from delay and disruption directly attributable to COVID-19 Events due to lower employee attendance, availability of critical skills, and out-of-sequence work. Unfavorable cumulative catch-up adjustments across all programs resulting from delay and disruption cost estimates for discrete COVID-19 Events were $61 million, including $16 million in relation to the Block IV boats of the Virginia class (SSN 774) submarine program, discussed above. For the six months ended June 30, 2020, favorable cumulative catch-up adjustments included risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, and risk retirement on the San Antonio class (LPD 17) program. During the same period, unfavorable cumulative catch-up adjustments were primarily driven by the Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events, discussed above for the three months ended June 30, 2020.

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

Ingalls

	Three Months Ended June 30				Six Months Ended June 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and service revenues	$622	$622	$—	—%	$1,251	$1,206	$45	4%
Segment operating income	55	69	(14)	(20)%	123	115	8	7%
As a percentage of segment sales	8.8%	11.1%			9.8%	9.5%

Sales and Service Revenues

Ingalls revenues for the three months ended June 30, 2020, were flat compared to the same period in 2019, primarily driven by higher revenues in the Legend class NSC program and amphibious assault ships, partially offset by lower revenues in surface combatants. Revenues on the Legend class NSC program increased due to higher volumes on Calhoun (NSC 10) and Friedman (NSC 11), partially offset by lower volume on Midgett (NSC 8). Amphibious assault ship revenues increased as a result of higher volumes on Harrisburg (LPD 30), Richard M.

McCool Jr. (LPD 29), and LHA 9 (unnamed), partially offset by lower volumes on Tripoli (LHA 7) and Bougainville (LHA 8). Surface combatant revenues decreased due to lower volumes on USS Fitzgerald (DDG 62) restoration and modernization, Jack H. Lucas (DDG 125), and Frank E. Petersen Jr. (DDG 121), partially offset by higher volumes on Ted Stevens (DDG 128), Delbert D. Black (DDG 119), and Sam Nunn (DDG 133).

Ingalls revenues for the six months ended June 30, 2020, increased $45 million, or 4%, from the same period in 2019, primarily driven by higher revenues in amphibious assault ships and surface combatants, partially offset by lower revenues in the Legend class NSC program. Amphibious assault ship revenues increased as a result of higher volumes on Harrisburg (LPD 30) and Richard M. McCool Jr. (LPD 29), partially offset by lower volumes on Tripoli (LHA 7) and Bougainville (LHA 8). Surface combatant revenues increased due to higher volumes on Ted Stevens (DDG 128), Delbert D. Black (DDG 119), Jeremiah Denton (DDG 129), and Sam Nunn (DDG 133), partially offset by lower volumes on USS Fitzgerald (DDG 62) restoration and modernization, Jack H. Lucas (DDG 125), and Frank E. Petersen Jr. (DDG 121). Revenues on the Legend class NSC program decreased due to lower volume on Midgett (NSC 8), partially offset by higher volume on Calhoun (NSC 10).

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2020, was $55 million, compared with $69 million for the same period in 2019. The decrease was primarily driven by unfavorable margin adjustments, including delay and disruption from COVID-19 Events and lower risk retirement on the Legend class NSC program, partially offset by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive.

Ingalls segment operating income for the six months ended June 30, 2020, was $123 million, compared with $115 million for the same period in 2019. The increase was primarily driven by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, partially offset by unfavorable adjustments, including delay and disruption from COVID-19 Events and lower risk retirement on the Legend class NSC program.

Newport News

	Three Months Ended June 30				Six Months Ended June 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and service revenues	$1,122	$1,279	$(157)	(12)%	$2,463	$2,558	$(95)	(4)%
Segment operating income (loss)	(69)	71	(140)	(197)%	26	152	(126)	(83)%
As a percentage of segment sales	(6.1)%	5.6%			1.1%	5.9%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2020, decreased $157 million, or 12%, from the same period in 2019, primarily driven by lower revenues in aircraft carriers and submarines, partially offset by higher revenues in naval nuclear support services. Aircraft carrier revenues decreased primarily as a result of lower volumes on the RCOH of USS George Washington (CVN 73), USS Gerald R. Ford (CVN 78), and Kennedy (CVN 79), partially offset by higher volumes on the advance planning contract for the RCOH of USS John C. Stennis (CVN 74) and Enterprise (CVN 80). Submarine revenues decreased primarily as a result of lower volumes on the Virginia class (SSN 774) submarine program, partially offset by higher volume on the Columbia class submarine program. The lower volume on the Virginia class (SSN 774) submarine program was due to lower volumes on Block IV and Block III boats, partially offset by higher volumes on Block V boats. Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine and carrier fleet support services, partially offset by lower volume in facility maintenance services.

Newport News revenues for the six months ended June 30, 2020, decreased $95 million, or 4%, from the same period in 2019, primarily driven by lower revenues in aircraft carriers and naval nuclear support services, partially offset by higher revenues in submarines. Aircraft carrier revenues decreased primarily as a result of lower volumes on the RCOH of USS George Washington (CVN 73), USS Gerald R. Ford (CVN 78), and Kennedy (CVN 79), partially offset by higher volumes on the advance planning contract for the RCOH of USS John C. Stennis (CVN 74) and Enterprise (CVN 80). Naval nuclear support services revenues decreased primarily as a result of lower volume in facility maintenance services, partially offset by higher volumes in carrier and submarine fleet support services. Submarine revenues increased primarily as a result of higher volume on the Columbia class submarine program, partially offset by lower volume on the Virginia class (SSN 774) submarine program. The lower volume on the Virginia class (SSN 774) submarine program was due to lower volumes on Block IV and Block III boats, partially offset by higher volumes on Block V boats.

Segment Operating Income (Loss)

Newport News segment operating loss for the three months ended June 30, 2020, was $69 million, compared with segment operating income of $71 million for the same period in 2019. Newport News segment operating income for the six months ended June 30, 2020, was $26 million, compared with $152 million for the same period in 2019. The decreases in both periods were primarily due to unfavorable cumulative catch-up adjustments on Block IV boats of the Virginia class (SSN 774) submarine program for the reasons described above in "Segment Operating Results - Cumulative Adjustments”.

Technical Solutions

	Three Months Ended June 30				Six Months Ended June 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and service revenues	$320	$321	$(1)	—%	$637	$561	$76	14%
Segment operating income (loss)	9	(2)	11	550%	2	—	2	—%
As a percentage of segment sales	2.8%	(0.6)%			0.3%	—%

Sales and Service Revenues

Technical Solutions revenues for the three months ended June 30, 2020, decreased $1 million from the same period in 2019, due to lower volume on MDIS, fleet support, and nuclear and environmental services, partially offset by the acquisition of Hydroid in 2020 and higher volumes on oil and gas services.

Technical Solutions revenues for the six months ended June 30, 2020, increased $76 million, or 14%, from the same period in 2019, due to the acquisition of Hydroid in 2020, the acquisition of Fulcrum in 2019, and higher volumes in MDIS and oil and gas and fleet support services, partially offset by lower volume in nuclear and environmental services.

Segment Operating Income (Loss)

Technical Solutions segment operating income for the three months ended June 30, 2020, was $9 million, compared with an operating loss of $2 million for the same period in 2019. The increase was primarily driven by a loss on a fleet support services contract in 2019.

Technical Solutions segment operating income increased $2 million for the six months ended June 30, 2020. The increase was primarily driven by a loss on a fleet support services contract in 2019, partially offset by lower performance on other fleet support services contracts.
BACKLOG

Total backlog as of June 30, 2020, and December 31, 2019, was approximately $46.1 billion and $46.5 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2020, and December 31, 2019:

	June 30, 2020			December 31, 2019
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,085	$2,216	$12,301	$9,062	$1,693	$10,755
Newport News	10,610	21,946	32,556	8,414	26,352	34,766
Technical Solutions	655	554	1,209	435	538	973
Total backlog	$21,350	$24,716	$46,066	$17,911	$28,583	$46,494

Approximately 16% of the $46.5 billion total backlog as of December 31, 2019, is expected to be converted into sales in 2020. U.S. Government orders comprised substantially all of the total backlog as of June 30, 2020, and December 31, 2019.

Awards

The value of new contract awards during the six months ended June 30, 2020, was approximately $3.8 billion, comprised primarily of construction contracts for LPD 31 (unnamed) and Sam Nunn (DDG 133).

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

The following table summarizes key components of cash flow provided by operating activities:

	Six Months Ended June 30		2020 over
			2019
($ in millions)	2020	2019	Dollars
Net earnings	$225	$246	$(21)
Depreciation and amortization	121	107	14
Provision for doubtful accounts	6	(2)	8
Stock-based compensation	13	12	1
Deferred income taxes	21	30	(9)
Loss (gain) on investments in marketable securities	5	(4)	9
Retiree benefit funding less than (in excess of) expense	(50)	46	(96)
Trade working capital decrease (increase)	(72)	(468)	396
Net cash provided by operating activities	$269	$(33)	$302

Cash Flows

We discuss below our major operating, investing, and financing activities for the six months ended June 30, 2020 and 2019, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2020, was $269 million, compared with $33 million used in operating activities for the same period in 2019. The favorable change in operating cash flow was primarily due to changes in trade working capital and lower income tax payments, partially offset by higher contributions to retiree benefit plans. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the six months ended June 30, 2020, we made discretionary contributions to our qualified defined benefit pension plans totaling $65 million, compared with $5 million of discretionary contributions for the same period in 2019. For the year ending December 31, 2020, we expect cash contributions to our qualified defined benefit pension plans to be $205 million, all of which will be discretionary.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2020, was $519 million, compared with $361 million used in investing activities for the same period in 2019. The change in investing cash was driven by the acquisition of Hydroid in 2020, partially offset by the acquisition of Fulcrum in 2019 and lower capital expenditures in 2020. For 2020, we expect our capital expenditures for maintenance and sustainment to be approximately 1.5% of annual revenues and our discretionary capital expenditures to be approximately 3.0% to 4.0% of annual revenues.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020, was $806 million, compared with $183 million provided by financing activities for the same period in 2019. The change in financing cash was primarily due to $1 billion of proceeds from the issuance of long-term debt, a decrease of $52 million from common stock repurchases, and a decrease of $10 million in employee taxes on certain share-based payment arrangements, partially offset by a $414 million decrease in net proceeds from revolving credit facility borrowings, an increase of $13 million in debt issuance costs, and a $12 million increase in cash dividend payments.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended June 30		2020 over
			2019
($ in millions)	2020	2019	Dollars
Net cash provided by (used in) operating activities	$269	$(33)	$302
Less capital expenditures:
Capital expenditure additions	(150)	(234)	84
Grant proceeds for capital expenditures	9	69	(60)
Free cash flow	$128	$(198)	$326

Free cash flow for the six months ended June 30, 2020, increased $326 million from the same period in 2019, primarily due to changes in trade working capital, lower income tax payments, and lower capital expenditures, partially offset by higher contributions to retiree benefit plans.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June

30, 2020 and 2019, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

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

In the second quarter of 2020, we also entered into the 364-Day Facility, which includes a revolving credit facility of $500 million and may be drawn upon during a period of 364 days from April 3, 2020. The revolving credit facility has a variable interest rate on outstanding borrowings based on the LIBOR plus a spread based upon our credit rating, which may vary between 2.000% and 2.375%. The revolving credit facility also has a commitment fee rate of 0.50%.

The 364-Day Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of our existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the 364-Day Facility.

The 364-Day Facility and proceeds from the issuance of new senior notes provide us with substantial additional liquidity and flexibility given the unpredictable impact of COVID-19 Events.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2020, we had $16 million in issued but undrawn letters of credit and $272 million of surety bonds outstanding.

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

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered USS John Finn (DDG 113), in 2017 we delivered Ralph Johnson (DDG 114), in 2019 we delivered Paul Ignatius (DDG 117), and in 2020 we delivered Delbert D. Black (DDG 119). We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), DDG 135 (unnamed), and DDG 137 (unnamed).

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2013, we delivered USS Somerset (LPD 25), in 2016, we delivered USS John P. Murtha (LPD 26), and, in 2017, we delivered USS Portland (LPD 27). We are currently constructing Fort Lauderdale (LPD 28), Richard M. McCool Jr. (LPD 29), and Harrisburg (LPD 30). In 2020 we were awarded a contract to construct LPD 31 (unnamed).

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

Interest Rates - Our financial instruments subject to interest rate risk include commercial paper and floating rate borrowings under our credit facilities. As of June 30, 2020, our $1,250 million revolving credit facility and $500 million 364-Day Facility were undrawn.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of June 30, 2020, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

While COVID-19 Events have not materially impacted internal control over financial reporting, management continues to monitor our operations, the operations of our customers and corporate partners, and government recommendations, including implementing liberal leave and work from home policies to protect our employees. Management will continue to monitor and modify internal control over financial reporting as appropriate under these circumstances.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2019 Form 10–K, which could materially affect our business, financial condition, or future results. COVID-19 Events have heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019
Form 10-K, and the risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 included in this Quarterly Report on Form 10-Q, including the risk factor set forth below. There have been no other material changes from the risk factors previously disclosed in the 2019 Form 10-K.

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. Such risks include disruptions or restrictions on our employees’ ability to work or work effectively, as well as temporary closures of our facilities or the facilities of our customers or suppliers. We have experienced higher employee absentee rates due to COVID-19 Events, which has impacted our operations and financial results. Higher absentee rates attributable to COVID-19 Events, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with COVID-19 Events, have impacted and are likely to continue to impact performance on our contracts and have increased and are likely to continue to increase our costs. These impacts will likely continue, and the cost increases may not be fully recoverable under our contracts or adequately covered by insurance, which could impact our profitability.

COVID-19 Events have also further caused disruption in our supply chain; caused delays in, and limited the ability of, the U.S. Government and other customers to perform, including in making timely decisions on contract awards; impacted investment performance; and caused other unpredictable events. Some or all of these impacts might continue into the future. In addition, COVID-19 Events have led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital.

We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to address responsibly this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain, and customers, and to take actions in an effort to mitigate adverse consequences.

COVID-19 Events have impacted our business and results of operations, and the extent to which COVID-19 Events will impact our business, results of operations, and financial condition in the future is uncertain and will depend upon future developments. As a result, we cannot predict the full impact of COVID-19 Events, but it could materially affect our business, financial position, results of operations, and/or cash flows in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1, 2020 to April 30, 2020	—	$—	—	$1,142.0
May 1, 2020 to May 31, 2020	—	—	—	1,142.0
June 1, 2020 to June 30, 2020	—	—	—	1,142.0
Total	—	$—	—	$1,142.0
1 From the stock repurchase program's inception through June 30, 2020, we purchased 12,850,860 shares at an average price of $160.12 per share for a total of $2.1 billion.

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

10.1
2020 Revolving Credit Agreement among Huntington Ingalls Industries, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2020).

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

Date:	August 6, 2020	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)