Form 10-Q
period 2020-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2020-11-05
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of October 30, 2020, 40,492,618 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2020	2019	2020	2019
Sales and service revenues
Product sales	$1,699	$1,545	$4,743	$4,555
Service revenues	615	674	1,861	1,932
Sales and service revenues	2,314	2,219	6,604	6,487
Cost of sales and service revenues
Cost of product sales	1,388	1,246	3,931	3,754
Cost of service revenues	490	556	1,550	1,634
Income from operating investments, net	6	6	19	15
General and administrative expenses	220	209	648	564
Operating income	222	214	494	550
Other income (expense)
Interest expense	(27)	(18)	(68)	(52)
Non-operating retirement benefit	29	3	89	8
Other, net	2	(1)	(8)	5
Earnings before income taxes	226	198	507	511
Federal and foreign income taxes	4	44	60	111
Net earnings	$222	$154	$447	$400

Basic earnings per share	$5.47	$3.74	$11.01	$9.66
Weighted-average common shares outstanding	40.6	41.2	40.6	41.4

Diluted earnings per share	$5.45	$3.74	$10.98	$9.66
Weighted-average diluted shares outstanding	40.7	41.2	40.7	41.4

Dividends declared per share	$1.03	$0.86	$3.09	$2.58

Net earnings from above	$222	$154	$447	$400
Other comprehensive income
Change in unamortized benefit plan costs	24	25	70	74
Other	1	1	—	1
Tax expense for items of other comprehensive income	(6)	(7)	(18)	(19)
Other comprehensive income, net of tax	19	19	52	56
Comprehensive income	$241	$173	$499	$456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$744	$75
Accounts receivable, net of allowance for doubtful accounts of $1 million as of 2020 and $3 million as of 2019	492	318
Contract assets	1,134	989
Inventoried costs, net	152	136
Income taxes receivable	163	148
Assets held for sale	154	95
Prepaid expenses and other current assets	42	24
Total current assets	2,881	1,785
Property, plant, and equipment, net of accumulated depreciation of $2,009 million as of 2020 and $1,961 million as of 2019	2,907	2,832
Operating lease assets	187	201
Goodwill	1,577	1,373
Other intangible assets, net of accumulated amortization of $640 million as of 2020 and $599 million as of 2019	527	492
Deferred tax assets	97	108
Miscellaneous other assets	269	240
Total assets	$8,445	$7,031
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$429	$497
Accrued employees’ compensation	320	265
Current portion of postretirement plan liabilities	130	130
Current portion of workers’ compensation liabilities	233	225
Contract liabilities	604	373
Liabilities held for sale	86	77
Other current liabilities	431	323
Total current liabilities	2,233	1,890
Long-term debt	2,278	1,286
Pension plan liabilities	728	975
Other postretirement plan liabilities	374	380
Workers’ compensation liabilities	470	457
Long-term operating lease liabilities	153	164
Other long-term liabilities	329	291
Total liabilities	6,565	5,443
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.3 million shares issued and 40.5 million shares outstanding as of September 30, 2020, and 53.2 million shares issued and 40.8 million shares outstanding as of December 31, 2019	1	1
Additional paid-in capital	1,964	1,961
Retained earnings	3,330	3,009
Treasury stock	(2,058)	(1,974)
Accumulated other comprehensive loss	(1,357)	(1,409)
Total stockholders’ equity	1,880	1,588
Total liabilities and stockholders’ equity	$8,445	$7,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2020	2019
Operating Activities
Net earnings	$447	$400
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	136	126
Amortization of purchased intangibles	41	35
Amortization of debt issuance costs	5	2
Provision for doubtful accounts	(2)	(5)
Stock-based compensation	16	19
Deferred income taxes	(7)	42
Loss (gain) on investments in marketable securities	(3)	(6)
Asset impairments	13	—
Change in
Accounts receivable	(164)	(223)
Contract assets	(63)	(197)
Inventoried costs	(5)	(14)
Prepaid expenses and other assets	(60)	(56)
Accounts payable and accruals	315	147
Retiree benefits	(183)	56
Other non-cash transactions, net	5	4
Net cash provided by operating activities	491	330
Investing Activities
Capital expenditures
Capital expenditure additions	(220)	(349)
Grant proceeds for capital expenditures	17	71
Acquisitions of businesses, net of cash received	(377)	(195)
Other investing activities, net	(6)	3
Net cash used in investing activities	(586)	(470)
Financing Activities
Proceeds from issuance of long-term debt	1,000	—
Proceeds from revolving credit facility borrowings	385	5,048
Repayment of revolving credit facility borrowings	(385)	(4,784)
Debt issuance costs	(13)	—
Dividends paid	(126)	(107)
Repurchases of common stock	(84)	(202)
Employee taxes on certain share-based payment arrangements	(13)	(23)
Net cash provided by (used in) financing activities	764	(68)
Change in cash and cash equivalents	669	(208)
Cash and cash equivalents, beginning of period	75	240
Cash and cash equivalents, end of period	$744	$32
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$106	$124
Cash paid for interest	$33	$40
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$8	$12
Accrued repurchases of common stock	$—	$2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2020 and 2019 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of June 30, 2019	$1	$1,943	$2,783	$(1,848)	$(1,251)	$1,628
Net earnings	—	—	154	—	—	154
Dividends declared ($0.86 per share)	—	—	(35)	—	—	(35)
Stock compensation	—	7	—	—	—	7
Other comprehensive income, net of tax	—	—	—	—	19	19
Treasury stock activity	—	—	—	(68)	—	(68)
Balance as of September 30, 2019	$1	$1,950	$2,902	$(1,916)	$(1,232)	$1,705

Balance as of June 30, 2020	$1	$1,961	$3,150	$(2,058)	$(1,376)	$1,678
Net earnings	—	—	222	—	—	222
Dividends declared ($1.03 per share)	—	—	(42)	—	—	(42)
Stock compensation	—	3	—	—	—	3
Other comprehensive income, net of tax	—	—	—	—	19	19
Balance as of September 30, 2020	$1	$1,964	$3,330	$(2,058)	$(1,357)	$1,880

Nine Months Ended September 30, 2020 and 2019 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2018	$1	$1,954	$2,609	$(1,760)	$(1,288)	$1,516
Net earnings	—	—	400	—	—	400
Dividends declared ($2.58 per share)	—	—	(107)	—	—	(107)
Stock compensation	—	(4)	—	—	—	(4)
Other comprehensive income, net of tax	—	—	—	—	56	56
Treasury stock activity	—	—	—	(156)	—	(156)
Balance as of September 30, 2019	$1	$1,950	$2,902	$(1,916)	$(1,232)	$1,705

Balance as of December 31, 2019	$1	$1,961	$3,009	$(1,974)	$(1,409)	$1,588
Net earnings	—	—	447	—	—	447
Dividends declared ($3.09 per share)	—	—	(126)	—	—	(126)
Stock compensation	—	3	—	—	—	3
Other comprehensive income, net of tax	—	—	—	—	52	52
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of September 30, 2020	$1	$1,964	$3,330	$(2,058)	$(1,357)	$1,880

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

HII conducts most of its business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense technology programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Technical Solutions segment provides a wide range of professional services, including defense and federal services ("DFS"), nuclear and environmental services, and unmanned solutions.

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

Additionally, the Company has incorporated realized and estimated future effects of the global outbreak of coronavirus disease 2019 (“COVID-19”), including, among other things, orders of civil authorities associated with COVID-19 and steps taken to mitigate the effects of COVID-19 (collectively, “COVID-19 Events”), with respect to contract costs and revenue recognition, effective income tax rates, and the fair values of the Company’s long-lived assets, financial instruments, intangible assets, and goodwill recorded at our reporting units. For the nine months ended September 30, 2020, the Company recognized across all programs an aggregate unfavorable impact on operating margin of $61 million for delay and disruption from lower employee attendance, limited availability of critical skills, and out-of-sequence work directly attributable to COVID-19 Events. While costs related to COVID-19

Events are allowable under U.S. Government contracts, the Company's estimates of the effects of COVID-19 Events reflect uncertainty regarding the Company's ability to recover the full costs related to COVID-19 Events under government relief actions such as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and U.S. Department of Defense ("DoD") guidance.

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

For the nine months ended September 30, 2020, the Company recognized cash grant benefits of approximately $17 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the nine months ended September 30, 2019, the Company recognized cash grant benefits of approximately $71 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position.
Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $165 million and $147 million as of September 30, 2020, and December 31, 2019, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Loan Receivable - The Company holds a loan receivable in connection with a seller financed transaction involving its previously owned Avondale shipyard facility. The receivable is carried at amortized cost of $33 million, net of $15 million of loan discount, which approximates fair value and is recorded in miscellaneous other assets on the unaudited condensed consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Related Party Transactions - The Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation as of each of September 30, 2020, and December 31, 2019. Prior to the Company's spinoff from Northrop Grumman Corporation, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty pursuant to the Separation and Distribution Agreement with Northrop Grumman Corporation.

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

4. ACQUISITIONS

In March 2020, the Company acquired Hydroid, Inc. ("Hydroid"), a leading provider of advanced marine robotics to the defense and maritime markets, for approximately $377 million in cash, net of $2 million of acquired cash. The acquisition expands the Company's capabilities in the strategically important and rapidly growing autonomous and unmanned maritime systems market. In connection with this acquisition, the Company preliminarily recorded $310 million of goodwill, which included the value of Hydroid's workforce, all of which was allocated to the Company's Technical Solutions segment. For the nine months ended September 30, 2020, the Company recorded a decrease in goodwill of $71 million, primarily driven by the refinement of fair value calculations for certain assets and liabilities and the recording of $76 million of intangible assets related to technology and existing contract backlog. The Company has not completed the purchase price allocation, because the fair value calculations for certain assets and liabilities have not been finalized. See Note 11: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of Hydroid are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company funded each of these acquisitions using cash on hand, issuances of commercial paper, or borrowings on its revolving credit facility. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase prices of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. The total amount of goodwill resulting from these acquisitions is expected to be amortizable for tax purposes. These acquisitions are not material either individually or in the aggregate, and pro forma revenues and results of operations have therefore not been provided.

5. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2020, the Company repurchased 390,904 shares at an aggregate cost of $84 million. For the nine months ended September 30, 2019, the Company repurchased 751,497 shares at an aggregate cost of $156 million, of which approximately $2 million was not yet settled for cash as of September 30, 2019. For the nine months ended September 30, 2019, the Company also settled for cash $48 million of shares repurchased in the prior year. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $1.03 and $0.86 for the three months ended September 30, 2020 and 2019, respectively. The Company declared cash dividends per share of $3.09 and $2.58 for the nine months ended September 30, 2020 and 2019, respectively. The Company paid cash dividends totaling $126 million and $107 million for the nine months ended September 30, 2020 and 2019, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of September 30, 2020, was comprised of unamortized benefit plan costs of $1,355 million and other comprehensive loss items of $2 million. The accumulated other comprehensive loss as of December 31, 2019, was comprised of unamortized benefit plan costs of $1,407 million and other comprehensive loss items of $2 million.

The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2019	$(1,246)	$(5)	$(1,251)
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(1)	—	(1)
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(7)	—	(7)
Net current period other comprehensive income	18	1	19
Balance as of September 30, 2019	$(1,228)	$(4)	$(1,232)

Balance as of June 30, 2020	$(1,373)	$(3)	$(1,376)
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(2)	—	(2)
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	18	1	19
Balance as of September 30, 2020	$(1,355)	$(2)	$(1,357)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2018	$(1,283)	$(5)	$(1,288)
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(3)	—	(3)
Amortization of net actuarial loss[1]	77	—	77
Tax expense for items of other comprehensive income	(19)	—	(19)
Net current period other comprehensive income	55	1	56
Balance as of September 30, 2019	$(1,228)	$(4)	$(1,232)

Balance as of December 31, 2019	$(1,407)	$(2)	$(1,409)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(7)	—	(7)
Amortization of net actuarial loss[1]	77	—	77
Tax expense for items of other comprehensive income	(18)	—	(18)
Net current period other comprehensive income	52	—	52
Balance as of September 30, 2020	$(1,355)	$(2)	$(1,357)

1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2020 and 2019, was $6 million and $7 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019, was $18 million and $19 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2020	2019	2020	2019
Net earnings	$222	$154	$447	$400

Weighted-average common shares outstanding	40.6	41.2	40.6	41.4
Net dilutive effect of stock awards	0.1	—	0.1	—
Dilutive weighted-average common shares outstanding	40.7	41.2	40.7	41.4

Earnings per share - basic	$5.47	$3.74	$11.01	$9.66
Earnings per share - diluted	$5.45	$3.74	$10.98	$9.66

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three and nine months ended September 30, 2020 and 2019.

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

Services - The Technical Solutions segment generates revenue primarily under U.S. Government contracts from the provision of defense and federal services. Contracts generally are structured using either an Indefinite Delivery/Indefinite Quantity ("IDIQ") vehicle, under which orders are issued, or a standalone contract. Contracts may be fixed-price or cost-type, include variable consideration such as incentives and awards, and structured as task orders under an IDIQ contract vehicle or requirements contract vehicle. In either case, the Company generally performs over the course of a short-duration period and may continue to perform upon exercise of related period of performance options that are also short in duration, generally one year. The Company’s performance obligations vary in nature and may be stand-ready, in which case the Company responds to the customer’s needs on the basis of its demand, a recurring service, typically recurring maintenance services, or a single performance obligation that does not comprise a series of distinct services.

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

	Three Months Ended September 30, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$623	$1,054	$22	$—	$1,699
Service revenues	52	301	262	—	615
Intersegment	—	3	36	(39)	—
Sales and service revenues	$675	$1,358	$320	$(39)	$2,314
Customer Type
Federal	$675	$1,355	$218	$—	$2,248
Commercial	—	—	66	—	66
Intersegment	—	3	36	(39)	—
Sales and service revenues	$675	$1,358	$320	$(39)	$2,314
Contract Type
Firm fixed-price	$9	$5	$58	$—	$72
Fixed-price incentive	606	682	—	—	1,288
Cost-type	60	668	121	—	849
Time and materials	—	—	105	—	105
Intersegment	—	3	36	(39)	—
Sales and service revenues	$675	$1,358	$320	$(39)	$2,314

	Three Months Ended September 30, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$584	$962	$(1)	$—	$1,545
Service revenues	62	311	301	—	674
Intersegment	1	1	26	(28)	—
Sales and service revenues	$647	$1,274	$326	$(28)	$2,219
Customer Type
Federal	$646	$1,262	$233	$—	$2,141
Commercial	—	11	67	—	78
Intersegment	1	1	26	(28)	—
Sales and service revenues	$647	$1,274	$326	$(28)	$2,219
Contract Type
Firm fixed-price	$21	$4	$64	$—	$89
Fixed-price incentive	519	578	—	—	1,097
Cost-type	106	691	116	—	913
Time and materials	—	—	120	—	120
Intersegment	1	1	26	(28)	—
Sales and service revenues	$647	$1,274	$326	$(28)	$2,219

	Nine Months Ended September 30, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,765	$2,926	$52	$—	$4,743
Service revenues	159	888	814	—	1,861
Intersegment	2	7	91	(100)	—
Sales and service revenues	$1,926	$3,821	$957	$(100)	$6,604
Customer Type
Federal	$1,924	$3,813	$669	$—	$6,406
Commercial	—	1	196	—	197
State and local government agencies	—	—	1	—	1
Intersegment	2	7	91	(100)	—
Sales and service revenues	$1,926	$3,821	$957	$(100)	$6,604
Contract Type
Firm fixed-price	$40	$8	$179	$—	$227
Fixed-price incentive	1,664	1,813	—	—	3,477
Cost-type	220	1,993	367	—	2,580
Time and materials	—	—	320	—	320
Intersegment	2	7	91	(100)	—
Sales and service revenues	$1,926	$3,821	$957	$(100)	$6,604

	Nine Months Ended September 30, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,678	$2,877	$—	$—	$4,555
Service revenues	173	951	808	—	1,932
Intersegment	2	4	79	(85)	—
Sales and service revenues	$1,853	$3,832	$887	$(85)	$6,487
Customer Type
Federal	$1,851	$3,792	$629	$—	$6,272
Commercial	—	36	179	—	215
Intersegment	2	4	79	(85)	—
Sales and service revenues	$1,853	$3,832	$887	$(85)	$6,487
Contract Type
Firm fixed-price	$61	$8	$156	$—	$225
Fixed-price incentive	1,487	1,591	1	—	3,079
Cost-type	303	2,229	342	—	2,874
Time and materials	—	—	309	—	309
Intersegment	2	4	79	(85)	—
Sales and service revenues	$1,853	$3,832	$887	$(85)	$6,487

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Major Programs
Amphibious assault ships	$338	$349	$1,013	$971
Surface combatants and coast guard cutters	335	294	909	875
Other	2	4	4	7
Total Ingalls	675	647	1,926	1,853
Aircraft carriers	733	706	2,087	2,166
Submarines	436	390	1,177	1,121
Other	189	178	557	545
Total Newport News	1,358	1,274	3,821	3,832
Government and energy services	259	263	772	719
Oil and gas services	61	63	185	168
Total Technical Solutions	320	326	957	887
Intersegment eliminations	(39)	(28)	(100)	(85)
Sales and service revenues	$2,314	$2,219	$6,604	$6,487

As of September 30, 2020, the Company had $45.3 billion of remaining performance obligations. The Company expects to recognize approximately 20% of its remaining performance obligations as revenue through 2021, an additional 25% through 2023, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended September 30, 2020, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $4 million and $0.08, respectively. For the three months ended September 30, 2019, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $44 million and $0.86, respectively.

For the nine months ended September 30, 2020, net cumulative catch-up adjustments decreased operating income and decreased diluted earnings per share by $75 million and $1.45, respectively. For the nine months ended September 30, 2019, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $57 million and $1.09, respectively.

No individual cumulative catch-up adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2020.

Cumulative catch-up adjustments for the nine months ended September 30, 2020, included unfavorable adjustments of $134 million, relating to Block IV of the Virginia class (SSN 774) submarine program at the Company's Newport News segment, which decreased diluted earnings per share by $2.60. While other unfavorable cumulative catch-up adjustments for the nine months ended September 30, 2020, were not individually material, cost estimates for discrete delay and disruption from COVID-19 Events drove $61 million of unfavorable cumulative catch-up adjustments across our contracts, including $16 million relating to Block IV of the Virginia class (SSN 774) submarine program, which is included in the $134 million unfavorable adjustments discussed above. For the nine months ended September 30, 2020, no individual favorable cumulative catch-up adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

No individual cumulative catch-up adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets decreased $86 million from December 31, 2019, to September 30, 2020, primarily resulting from an increase in contract liabilities due to unfavorable cumulative catch-up adjustments and billings on certain U.S. Navy contracts. For the three and nine months ended September 30, 2020, the Company recognized revenue of $9 million and $265 million, respectively, related to its contract liabilities as of December 31, 2019. For the three and nine months ended September 30, 2019, the Company recognized revenue of $17 million and $261 million, respectively, related to its contract liabilities as of December 31, 2018.

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

The following table presents segment results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Sales and Service Revenues
Ingalls	$675	$647	$1,926	$1,853
Newport News	1,358	1,274	3,821	3,832
Technical Solutions	320	326	957	887
Intersegment eliminations	(39)	(28)	(100)	(85)
Sales and service revenues	$2,314	$2,219	$6,604	$6,487
Operating Income
Ingalls	$62	$61	$185	$176
Newport News	79	121	105	273
Technical Solutions	21	9	23	9
Segment operating income	162	191	313	458
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	60	23	186	94
Non-current state income taxes	—	—	(5)	(2)
Operating income	$222	$214	$494	$550

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	September 30, 2020	December 31, 2019
Assets
Ingalls	$1,679	$1,618
Newport News	4,178	3,886
Technical Solutions	1,384	1,022
Corporate	1,204	505
Total assets	$8,445	$7,031

9. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	September 30, 2020	December 31, 2019
Production costs of contracts in process[1]	$25	$30
Raw material inventory	127	106
Total inventoried costs, net	$152	$136
1 Includes amounts capitalized pursuant to applicable provisions of the FAR and CAS.

10. ASSETS AND LIABILITIES HELD FOR SALE

As of September 30, 2020, the Company determined that two asset groups within its Technical Solutions segment met the criteria to be classified as held for sale. It is the Company's intention to complete the sale of these assets within 12 months following the initial classification as assets held for sale. As a result, during the third quarter of 2020 and fourth quarter of 2019, the Company recorded impairment charges of $5 million and $6 million, respectively, within other, net in the consolidated statements of operations and comprehensive income. The following table summarizes the assets and liabilities classified as held for sale:

	September 30, 2020	December 31, 2019
($ in millions)
Current assets	$74	$74
Property, plant, and equipment	18	2
Other intangible assets, net	2	2
Goodwill	35	—
Other non-current assets	36	23
Valuation allowance	(11)	(6)
Total assets held for sale	$154	$95
Current liabilities	60	62
Long-term liabilities	26	15
Total liabilities held for sale	$86	$77
11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values.

Accumulated goodwill impairment losses as of each of September 30, 2020, and December 31, 2019, were $2,906 million. The accumulated goodwill impairment losses for Ingalls as of each of September 30, 2020, and December 31, 2019, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of September 30, 2020, and December 31, 2019, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of September 30, 2020, and December 31, 2019, were $151 million.

For the nine months ended September 30, 2020, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2019	$175	$721	$477	$1,373
Acquisitions	—	—	310	310
Adjustments	—	—	(106)	(106)
Balance as of September 30, 2020	$175	$721	$681	$1,577

As of September 30, 2020, the Company recorded goodwill adjustments of $71 million relating to the acquisition of Hydroid, primarily related to allocations to intangible assets. As of September 30, 2020, the Company allocated $35 million of goodwill at its Technical Solutions segment to an asset group that was classified as held for sale.

Other Intangible Assets

The Company's purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $15 million and $12 million for the three months ended September 30, 2020 and 2019, respectively. Aggregate amortization expense was $41 million and $35 million for the nine months ended September 30, 2020 and 2019, respectively.

In connection with the Hydroid purchase in 2020, the Company recorded $76 million of intangible assets pertaining to existing contract backlog, customer relationships, and technology, which is being amortized using the pattern of benefits method over a weighted-average life of nine years.

In connection with the Fulcrum purchase in 2019, the Company recorded $49 million of intangible assets pertaining to existing contract backlog and customer relationships, which is being amortized using the pattern of benefits method over a weighted-average life of seven years.

The Company expects amortization expense for purchased intangible assets of approximately $55 million in 2020, $51 million in 2021, $45 million in 2022, $35 million in 2023, and $25 million in 2024.

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended September 30, 2020 and 2019, were 1.8% and 22.2%, respectively. For the nine months ended September 30, 2020 and 2019, the Company's effective income tax rates on its earnings from operations were 11.8% and 21.7%, respectively. The lower effective tax rates for the three and nine months ended September 30, 2020, were primarily attributable to research and development tax credits for prior periods.

For the three and nine months ended September 30, 2020, the Company’s effective tax rates differed from the federal statutory rate primarily as a result of the research and development tax credits for prior periods. For the three months ended September 30, 2019, the Company’s effective tax rate differed from the federal statutory rate primarily as a result of a non-recurring increase in tax expense for the true-up of estimated income taxes to the actual filed returns. For the nine months ended September 30, 2019, the Company’s effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes certain changes to U.S. federal tax law that impact corporations. The Company’s analysis of the tax law changes included in the CARES Act indicates that the Act will not have a material impact on the Company’s effective income tax rate.

The Company's unrecognized tax benefits increased by $20 million during the three months ended September 30, 2020. As of September 30, 2020, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $60 million. Assuming a sustainment of these tax positions, the reversal of $48 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2020, interest resulting from the unrecognized tax benefits noted above increased income tax expense less than $1 million and $1 million, respectively.
Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in unrecognized state tax benefits in the relevant period. These amounts are recorded within operating income. Current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

13. DEBT

Long-term debt consisted of the following:

($ in millions)	September 30, 2020	December 31, 2019
Senior notes due November 15, 2025, 5.000%	$600	$600
Senior notes due December 1, 2027, 3.483%	600	600
Senior notes due May 1, 2025, 3.844%	500	—
Senior notes due May 1, 2030, 4.200%	500	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(27)	(19)
Total long-term debt	$2,278	$1,286

Credit Facility - The Company's credit facility (the "Credit Facility") includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million.

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

As of September 30, 2020, the Company had $16 million in issued but undrawn letters of credit and $1,234 million unutilized under the Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $6 million and $7 million as of September 30, 2020, and December 31, 2019, respectively.

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

In October 2020, the Company announced that it had given notice of the redemption of its outstanding 5.000% senior notes due 2025. They will be redeemed in November 2020 in accordance with the terms of the indenture governing these notes.

The terms of the senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers.

The Company had unamortized debt issuance costs associated with its senior notes of $21 million and $12 million as of September 30, 2020, and December 31, 2019, respectively.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the nine months ended September 30, 2020.

The estimated fair values of the Company's total long-term debt as of September 30, 2020, and December 31, 2019, were $2,522 million and $1,379 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of September 30, 2020, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $84 million due in 2024 and $500 million due in 2025.

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

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. In response to the Company’s motion to dismiss the complaint, the court dismissed the complaint with prejudice. Although the plaintiff may refile the complaint, the Company does not currently believe the litigation will materially impact the Company’s consolidated financial position, results of operations or cash flows.

Insurance Claims - In September 2020, the Company filed a complaint in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. A total of 32 reinsurers are named as defendants in the complaint. Prior to filing the complaint, the Company provided a notice of loss to the reinsurers, but, to date, none of the reinsurers have acknowledged coverage. The full extent of the Company's losses resulting from COVID-19 have not yet been determined, and the process of calculating losses is continuing. Although the Company believes its position is well-founded, no assurances can be provided regarding the ultimate resolution of this matter.
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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the nine months ended September 30, 2020 and 2019, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

Lease costs and related information were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
Operating lease costs	$13	$12	$42	$35
Short-term operating lease costs	$8	$9	$21	$21
Variable operating lease costs	$1	$2	$3	$5
Operating cash flows from operating leases	$(14)	$(12)	$(42)	$(34)
Right-of-use assets obtained in exchange for new operating lease liabilities	$26	$4	$47	$21
Weighted-average remaining lease term (years) - operating leases	10 years	11 years	10 years	11 years
Weighted-average discount rate - operating leases	4.1%	4.5%	4.1%	4.5%

The undiscounted future non-cancellable lease payments under our operating leases were as follows:

Year:	September 30, 2020	December 31, 2019
2020	$12	$45
2021	44	38
2022	34	30
2023	29	24
2024	25	22
Thereafter	128	114
Total lease payments	272	273
Less: imputed interest	57	58
Present value of lease liabilities	$215	$215

Lease liabilities included in the Company's condensed consolidated statement of financial position were as follows:

($ in millions)	September 30, 2020	December 31, 2019
Short-term operating lease liabilities	$35	$35
Lease liabilities included in liabilities held for sale	27	16
Long-term operating lease liabilities	153	164
Total operating lease liabilities	$215	$215

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2020, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such guarantees only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of September 30, 2020, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimated that as of September 30, 2020, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2020, the Company had $16 million in issued but undrawn letters of credit, as indicated in Note 13: Debt, and $272 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 42,000 employees, approximately 50% are covered by a total of eight collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in November 2021, December 2022, and April 2024. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 25 Technical Solutions employees at various locations are represented by unions and perform work under collective bargaining agreements. The Company believes its relationship with its employees is satisfactory.
Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. The Company does not expect the results of these negotiations, either individually or in the aggregate, to have a material effect on the Company's consolidated results of operations.

17. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, other postretirement benefit plans, and defined contribution pension plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$45	$36	$2	$2	$135	$108	$7	$5
Interest cost	64	69	4	5	193	208	12	15
Expected return on plan assets	(122)	(102)	—	—	(365)	(305)	—	—
Amortization of prior service cost (credit)	3	4	(5)	(5)	9	13	(16)	(16)
Amortization of net actuarial loss (gain)	28	29	(2)	(3)	82	85	(5)	(8)
Net periodic benefit cost	$18	$36	$(1)	$(1)	$54	$109	$(2)	$(4)

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30
($ in millions)	2020	2019
Pension plans
Discretionary
Qualified	$205	$21
Non-qualified	6	5
Other benefit plans	25	23
Total contributions	$236	$49

As of September 30, 2020, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2020.

18. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2020 and 2019, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2020, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $230.10. These rights are subject to cliff vesting on December 31, 2022. For the nine months ended September 30, 2019, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $210.24. These rights are subject to cliff vesting on December 31, 2021. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the nine months ended September 30, 2020 and 2019, 0.1 million and 0.3 million of stock awards vested, respectively, of which approximately 0.1 million each year were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2020:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	376	$212.44	1.2

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended September 30, 2020 and 2019, of $3 million and $7 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the nine months ended September 30, 2020 and 2019, of $16 million and $19 million, respectively.
The Company recorded tax benefits related to stock awards of $1 million for each of the three months ended September 30, 2020 and 2019. The Company recorded tax benefits related to stock awards of $3 million for each of the nine months ended September 30, 2020 and 2019. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for each of the three months ended September 30, 2020 and 2019, of less than $1 million. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards for the nine months ended September 30, 2020 and 2019, of $3 million and $5 million, respectively.

Unrecognized Compensation Expense

As of September 30, 2020, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2020, 2019 and 2018, which will be recognized over a weighted average period of 1.0 year, and $34 million of unrecognized compensation expense associated with RPSRs granted in 2020, 2019, and 2018, which will be recognized over a weighted average period of 1.4 years.

19. SUBSIDIARY GUARANTORS

As described in Note 13: Debt, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of September 30, 2020, and December 31, 2019, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

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
We conduct most of our business with the U.S. Government, primarily the DoD. As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Technical Solutions segment provides mission critical solutions, including defense and federal, nuclear and environmental, and oil and gas services and unmanned systems.

In July 2020, we announced changes to the organization and alignment within our Technical Solutions segment. Following a series of strategic acquisitions and major contract awards, coupled with a review of existing capabilities and the segment's organizational structure, Technical Solutions reconstituted its internal organization to better serve existing and future customers while achieving support function efficiencies. Beginning in the third quarter of 2020, our Technical Solutions segment was organized as follows:

Defense and Federal Solutions (“DFS”)

DFS is focused on solving national security challenges for the DoD, the intelligence community, and federal civilian agencies around the globe. The group’s expertise includes maritime fleet sustainment; intelligence, surveillance, and reconnaissance; cyber operations; secure enterprise information technology engineering and operations; advanced modeling, simulation, and training; and logistics management.

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

We are aggressively managing our response to the uncertainties regarding COVID-19 Events. Our primary focus has been to minimize the risk to our employees by implementing liberal leave policies and increased telecommuting and making benefits changes to provide employees maximum flexibility. We have also adjusted policies and workspaces to align with Centers for Disease Control and Prevention (“CDC”) guidelines and to support social distancing, including changes to shift schedules to reduce concurrent headcount, increased sanitation efforts, working to procure personal protective equipment for employees, and suspension of all non-essential work travel. As a result, we have incurred and expect to continue incurring costs related to COVID-19 Events, including paid leave, quarantining employees and recurring facility cleaning. While our shipyards and other facilities remain open and productive, we have experienced a decrease in workforce attendance, which has impacted our operations due to delay and disruption from the lack of availability of critical skills and out-of-sequence work.

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

While costs related to COVID-19 Events are allowable under U.S. Government contracts, our contract estimates reflect margin impact uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed price and fixed price incentive contracts, or may not be adequately covered by insurance. Our reinsurers have failed to acknowledge coverage for various losses related to COVID-19, and we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. Although we believe that our position is well-founded, no assurance can be provided regarding the ultimate resolution of this matter. See Note 14: Investigations, Claims, and Litigation.

We also have no assurance that Congress will appropriate sufficient funds to cover the reimbursement of costs contemplated by the CARES Act. For the nine months ended September 30, 2020, we recognized across all of our programs an aggregate unfavorable impact on operating margin of $61 million for delay and disruption cost estimates directly attributable to COVID-19 Events. Continued lower staffing levels and lower employee productivity could impact our ability to achieve anticipated milestones and further affect our 2020 financial results and beyond. We also are deferring certain payroll taxes pursuant to the CARES Act, which has the effect of increasing our cash from operations in 2020, but reducing cash from operations in 2021 and 2022.

We are also focused on actively supporting our customers, suppliers and communities. We have been proactive in engaging with our U.S. Government customers regarding future contract adjustments. While there has been no change in contract terms or substantial degradation in timely payments from customers, we have experienced delays in decisions on certain contract awards. We are unable to predict how our customers will allocate resources in the future as they react to the evolving demands of the COVID-19 response. We have accelerated payments to small business suppliers in an effort to minimize supply chain disruption. To complement these efforts, we took actions to enhance liquidity and strengthen our balance sheet by issuing $1 billion in new senior notes and entering into an incremental $500 million revolving credit facility. While we decided to temporarily halt stock repurchases during this time of uncertainty, we view share repurchases as an integral part of our capital allocation strategy. We intend to resume share repurchases once we see sustained normalization of activity related to COVID-19.

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

The House and Senate have each passed respective National Defense Authorization bills for fiscal year 2021, but the Congress has yet to reconcile those bills and produce a final measure. Additionally, while the House passed a defense appropriations measure earlier this year, as well as a number of other appropriations bills for fiscal year 2021, the Senate appropriations process has yet to proceed with markup of any bills. Consequently, the U.S. Government operations are currently being funded through December 11, 2020, under a continuing resolution, and it remains uncertain whether the balance of fiscal year 2021 will be funded under a continuing resolution or respective appropriations measures. Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers, subcontractors, and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor as a result of lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, or cash flows.

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

•Retirement related benefit plans; and

•Workers' compensation.

As of September 30, 2020, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2019.

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

In addition, the effects of COVID-19 Events have required us to consider whether these events are a triggering event for goodwill impairment purposes and whether goodwill was impaired as of September 30, 2020. While goodwill impairment testing is required at least annually, additional testing is required when any triggering event occurring between annual tests would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As a result of a decline in our share price and the overall market, as well as the uncertainty surrounding COVID-19 Events, we assessed the key inputs and assumptions for each of our reporting units, including sensitivity analyses over forecasts, market multiples, and discount rates. Based upon our assessment and analyses, we concluded there was no impairment for the quarter ended September 30, 2020. Notwithstanding this conclusion, we consider our Government Services reporting unit's goodwill to be at risk of impairment in the event of future declines in our forecast of operating results, cash flows, or discount rates. Based upon our interim analyses, we estimate that the fair value of our Government Services reporting unit within our Technical Solutions segment exceeds carrying value by less than 10%. We are required to perform the next annual goodwill impairment test on November 30, 2020, or earlier if an interim impairment test is required.

Contracts

We generate most of our revenues from long-term U.S. Government contracts for design, production, and support activities. Government contracts typically include the following cost elements: direct material, labor, and subcontracting costs, as well as certain indirect costs, including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are treated as allowable and allocable costs under the Federal Acquisition Regulation ("FAR") and the U.S. Cost Accounting Standards ("CAS") regulations. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense, and advertising costs.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended September 30				Nine Months Ended September 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and service revenues	$2,314	$2,219	$95	4%	$6,604	$6,487	$117	2%
Cost of product sales and service revenues	1,878	1,802	76	4%	5,481	5,388	93	2%
Income from operating investments, net	6	6	—	—%	19	15	4	27%
General and administrative expenses	220	209	11	5%	648	564	84	15%
Operating income	222	214	8	4%	494	550	(56)	(10)%
Other income (expense)
Interest expense	(27)	(18)	(9)	(50)%	(68)	(52)	(16)	(31)%
Non-operating retirement benefit	29	3	26	867%	89	8	81	1,013%
Other, net	2	(1)	3	300%	(8)	5	(13)	(260)%
Federal and foreign income taxes	4	44	(40)	(91)%	60	111	(51)	(46)%
Net earnings	$222	$154	$68	44%	$447	$400	$47	12%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Product sales	$1,699	$1,545	$154	10%	$4,743	$4,555	$188	4%
Service revenues	615	674	(59)	(9)%	1,861	1,932	(71)	(4)%
Sales and service revenues	$2,314	$2,219	$95	4%	$6,604	$6,487	$117	2%

Product sales for the three months ended September 30, 2020, increased $154 million, or 10%, compared with the same period in 2019. Product sales for the nine months ended September 30, 2020, increased $188 million, or 4%, compared with the same period in 2019. Ingalls product sales increased $39 million for the three months ended September 30, 2020, primarily as a result of higher volumes in surface combatants and the Legend class NSC program, partially offset by lower volume in amphibious assault ships. Ingalls product sales increased $87 million for the nine months ended September 30, 2020, primarily as a result of higher volumes in amphibious assault ships and surface combatants, partially offset by lower volume in the Legend class NSC program. Newport News product sales increased $92 million for the three months ended September 30, 2020, primarily as a result of higher volumes in submarines and aircraft carriers. Newport News product sales increased $49 million for the nine months ended September 30, 2020, primarily as a result of higher volumes in submarines and aircraft carriers, partially offset by lower volume on commercial nuclear products. Technical Solutions product sales increased $23 million and $52 million for the three and nine months ended September 30, 2020, respectively, primarily as a result of the acquisition of Hydroid in March 2020.

Service revenues for the three months ended September 30, 2020, decreased $59 million, or 9%, compared with the same period in 2019. Service revenues for the nine months ended September 30, 2020, decreased $71 million, or 4%, compared with the same period in 2019. Ingalls service revenues decreased $10 million and $14 million for the three and nine months ended September 30, 2020, as a result of lower volumes in amphibious assault ship services. Newport News service revenues decreased $10 million for the three months ended September 30, 2020, primarily as a result of lower volumes in aircraft carrier and submarine services, partially offset by higher volumes in naval nuclear support services. Newport News service revenues decreased $63 million for the nine months ended September 30, 2020, primarily as a result of lower volumes in aircraft carrier services, partially offset by higher volumes in naval nuclear support and submarine services. Technical Solutions service revenues decreased $39 million for the three months ended September 30, 2020, primarily as a result of lower volumes at our San Diego Shipyard and in DFS services. Technical Solutions service revenues increased $6 million for the nine months ended September 30, 2020, primarily as a result of higher volumes in oil and gas services and the acquisition of Hydroid in March 2020, partially offset by lower volumes at our San Diego Shipyard and in nuclear and environmental services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Cost of product sales	$1,388	$1,246	$142	11%	$3,931	$3,754	$177	5%
% of product sales	81.7%	80.6%			82.9%	82.4%
Cost of service revenues	490	556	(66)	(12)%	1,550	1,634	(84)	(5)%
% of service revenues	79.7%	82.5%			83.3%	84.6%
Income from operating investments, net	6	6	—	—%	19	15	4	27%
General and administrative expenses	220	209	11	5%	648	564	84	15%
% of sales and service revenues	9.5%	9.4%			9.8%	8.7%
Cost of sales and service revenues	$2,092	$2,005	$87	4%	$6,110	$5,937	$173	3%

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2020, increased $142 million, or 11%, compared with the same period in 2019. Cost of product sales for the nine months ended September 30, 2020, increased $177 million, or 5%, compared with the same period in 2019. Ingalls cost of product sales increased $24 million for the three months ended September 30, 2020, primarily as a result of the volume changes described above. Ingalls cost of product sales increased $39 million for the nine months ended September 30, 2020, primarily as a result of the volume changes described above, lower risk retirement on the Legend class NSC program, and program cost growth, partially offset by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive. Newport News cost of product sales increased $123 million and $170 million for the three and nine months ended September 30, 2020, respectively, primarily as a result of program cost growth and the volume increases described above. Technical Solutions cost of product sales increased $26 million and $44 million for the three and nine months ended September 30, 2020, respectively, primarily as a result of the volume changes described above and year-to-year variances in contract mix. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $31 million and $76 million for the three and nine months ended September 30, 2020, respectively, as described below.

Cost of product sales as a percentage of product sales increased from 80.6% for the three months ended September 30, 2019, to 81.7% for the three months ended September 30, 2020. The increase was due to lower risk retirement and performance on the Virginia class (SSN 774) submarine program and year-to-year variances in contract mix, partially offset by a favorable change in the Operating FAS/CAS Adjustment. Cost of product sales as a percentage of product sales increased from 82.4% for the nine months ended September 30, 2019, to 82.9% for the nine months ended September 30, 2020. The increase was primarily due to unfavorable cumulative catch-up adjustments in the second quarter of 2020 of $111 million on Block IV boats of the Virginia class (SSN 774) submarine program, including $95 million for cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends, as well as $16 million from delay and disruption directly attributable to COVID-19 Events. The increase in cost of product sales as a percentage of product sales was also driven by unfavorable cumulative catch-up adjustments in the second quarter of 2020 aggregating $61 million across all programs resulting from cost estimates for delay and disruption from discrete COVID-19 Events, including $16 million in relation to the Block IV boats of the Virginia class (SSN 774) submarine program discussed above, partially offset by a favorable change in the Operating FAS/CAS Adjustment and higher risk retirement on Delbert D. Black (DDG 119), as well as year-to-year variances in contract mix.

Cost of Service Revenues

Cost of service revenues for the three months ended September 30, 2020, decreased $66 million, or 12%, compared with the same period in 2019. Cost of service revenues for the nine months ended September 30, 2020, decreased $84 million, or 5%, compared with the same period in 2019. Ingalls cost of service revenues decreased $6 million and $4 million for the three and nine months ended September 30, 2020, respectively, primarily as a result of the volume changes described above, partially offset by recovery of losses on a long-term design contract in 2019. Newport News cost of service revenues decreased $1 million and $48 million for the three and nine months ended September 30, 2020, respectively, primarily as a result of the volume changes described above, partially offset by lower risk retirement on naval nuclear support services. Technical Solutions cost of service revenues decreased $53 million for the three months ended September 30, 2020, primarily as a result of the volume changes described above and year-to-year variances in contract mix. Technical Solutions cost of service revenues decreased $16 million for the nine months ended September 30, 2020, primarily as a result of a loss on a fleet support services contract in 2019 and year-to-year variances in contract mix, partially offset by the volume changes described above. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $6 million and $16 million for the three and nine months ended September 30, 2020, respectively, as described below.

Cost of service revenues as a percentage of service revenues decreased from 82.5% for the three months ended September 30, 2019, to 79.7% for the three months ended September 30, 2020, primarily driven by a favorable change in the Operating FAS/CAS Adjustment, improved performance on DFS services, and year-to-year variances in contract mix, partially offset by lower risk retirement on naval nuclear support services. Cost of service revenues as a percentage of service revenues decreased from 84.6% for the nine months ended September 30, 2019, to 83.3% for the nine months ended September 30, 2020, primarily driven by a favorable change in the Operating FAS/CAS Adjustment, a loss on a fleet support services contract in 2019, and year-to-year variances in contract mix, partially offset by lower risk retirement on naval nuclear support services.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net was $6 million for each of the three months ended September 30, 2020 and 2019. Income from operating investments, net for the nine months ended September 30, 2020, increased $4 million from the same period in 2019, primarily due to higher equity income from our nuclear and environmental joint ventures.

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

General and administrative expenses for the three months ended September 30, 2020, increased $11 million from the same period in 2019, primarily driven by unfavorable changes in current state income tax expense and higher overhead costs. General and administrative expenses for the nine months ended September 30, 2020, increased $84 million from the same period in 2019, primarily driven by higher overhead costs and unfavorable changes in current state income tax expense.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance, and, consistent with industry practice, we define operating income as revenues less the related cost of producing the revenues and general and administrative expenses.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended September 30				Nine Months Ended September 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Operating income	$222	$214	$8	4%	$494	$550	$(56)	(10)%
Operating FAS/CAS Adjustment	(60)	(23)	(37)	(161)%	(186)	(94)	(92)	(98)%
Non-current state income taxes	—	—	—	—%	5	2	3	150%
Segment operating income	$162	$191	$(29)	(15)%	$313	$458	$(145)	(32)%

Segment Operating Income

Segment operating income for the three months ended September 30, 2020, was $162 million, compared with segment operating income of $191 million for the same period in 2019. The decrease was driven by lower risk retirement on the Virginia class (SSN 774) submarine program and lower profit booking rates on the program following second quarter adjustments to cost and schedule expectations on Block IV boats, as well as lower risk retirement on naval nuclear support services, partially offset by improved performance on DFS services. Segment operating income for the nine months ended September 30, 2020, was $313 million, compared with segment operating income of $458 million for the same period in 2019. The decrease was primarily driven by unfavorable cumulative catch-up adjustments in the second quarter of 2020 totaling $167 million from updated cost and schedule assumptions across all programs.

Included in the $167 million of unfavorable adjustments for the nine months ended September 30, 2020, was $111 million related to Block IV boats of the Virginia class (SSN 774) submarine program for unfavorable cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends. Our risk retirement assumptions on Block IV boats anticipated boat-to-boat cost and schedule improvements working down the learning curve, but performance trends, exacerbated by COVID-19 Events, made those improvements less likely to occur. Also included in the $167 million of unfavorable adjustments was $61 million for the margin impact of delay and disruption cost estimates across all programs from discrete COVID-19 Events, including $16 million relating to Block IV of the Virginia class (SSN 774) submarine program, which was included in the $111 million unfavorable adjustments noted above. These unfavorable margin adjustments were partially offset by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, and a loss on a fleet support services contract in 2019.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
FAS expense	$(18)	$(35)	$17	49%	$(53)	$(105)	$52	50%
CAS cost	107	61	46	75%	328	207	121	58%
FAS/CAS Adjustment	89	26	63	242%	275	102	173	170%
Non-operating retirement benefit	(29)	(3)	(26)	(867)%	(89)	(8)	(81)	(1,013)%
Operating FAS/CAS Adjustment	$60	$23	$37	161%	$186	$94	$92	98%

The Operating FAS/CAS Adjustment was a net benefit of $60 million and $23 million for the three months ended September 30, 2020 and 2019, respectively. The Operating FAS/CAS Adjustment was a net benefit of $186 million and $94 million for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020, the favorable changes in the Operating FAS/CAS Adjustments of $37 million and $92 million, respectively, were primarily driven by the more immediate recognition of lower interest rates under CAS.

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

Non-current state income tax expense for each of the three months ended September 30, 2020 and 2019, was less than $1 million. Non-current state income tax expense for the nine months ended September 30, 2020, was $5 million, compared to a non-current state income tax expense of $2 million for the same period in 2019. The increase in non-current state income tax expense was primarily attributable to an increase in state uncertain tax positions.

Interest Expense

Interest expense for the three and nine months ended September 30, 2020, increased $9 million and $16 million, respectively, compared with the same periods in 2019, primarily due to the Company's issuance in 2020 of $500 million aggregate principal amount of senior notes due 2025 and $500 million aggregate principal amount of senior notes due 2030, partially offset by reduced borrowing on the Credit Facility.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and nine months ended September 30, 2020, the favorable changes in the non-operating retirement benefit of $26 million and $81 million, respectively, were primarily driven by higher 2019 returns on plan assets.

Other, Net

Other, net income increased $3 million for the three months ended September 30, 2020, compared with the same period in 2019, primarily driven by gains on investments in marketable securities and interest income, partially offset by impairment of an asset group held for sale. Other, net income (expense) decreased $13 million for the nine months ended September 30, 2020, compared with the same period in 2019, primarily driven by an impairment of a loan receivable and an impairment of an asset group held for sale, partially offset by gains on investments in marketable securities.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended September 30, 2020 and 2019, were 1.8% and 22.2%, respectively. Our effective income tax rates on earnings from operations for the nine months ended September 30, 2020 and 2019, were 11.8% and 21.7%, respectively. The lower effective tax rates for the three and nine months ended September 30, 2020, were primarily attributable to research and development tax credits for prior periods.

For the three and nine months ended September 30, 2020, our effective tax rates differed from the federal statutory rate primarily as a result of the research and development tax credits for prior periods. For the three months ended September 30, 2019, our effective tax rate differed from the federal statutory rate primarily as a result of a non-recurring increase in tax expense for the true-up of estimated income taxes to the actual filed returns. For the nine months ended September 30, 2019, our effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%. See Note 12: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are organized into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended September 30				Nine Months Ended September 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and Service Revenues
Ingalls	$675	$647	$28	4%	$1,926	$1,853	$73	4%
Newport News	1,358	1,274	84	7%	3,821	3,832	(11)	—%
Technical Solutions	320	326	(6)	(2)%	957	887	70	8%
Intersegment eliminations	(39)	(28)	(11)	(39)%	(100)	(85)	(15)	(18)%
Sales and service revenues	$2,314	$2,219	$95	4%	$6,604	$6,487	$117	2%
Operating Income
Ingalls	$62	$61	$1	2%	$185	$176	$9	5%
Newport News	79	121	(42)	(35)%	105	273	(168)	(62)%
Technical Solutions	21	9	12	133%	23	9	14	156%
Segment operating income	162	191	(29)	(15)%	313	458	(145)	(32)%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	60	23	37	161%	186	94	92	98%
Non-current state income taxes	—	—	—	—%	(5)	(2)	(3)	(150)%
Operating income	$222	$214	$8	4%	$494	$550	$(56)	(10)%

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

Cumulative Adjustments

For the three and nine months ended September 30, 2020 and 2019, favorable and unfavorable cumulative catch-up margin adjustments were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions)	2020	2019	2020	2019
Gross favorable adjustments	$40	$64	$157	$158
Gross unfavorable adjustments	(36)	(20)	(232)	(101)
Net adjustments	$4	$44	$(75)	$57

For the three months ended September 30, 2020, no favorable or unfavorable cumulative catch-up margin adjustments were individually significant.

For the nine months ended September 30, 2020, favorable cumulative catch-up margin adjustments included risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, and other individually insignificant adjustments.

During the same period, unfavorable cumulative catch-up adjustments were primarily driven by $111 million in the second quarter of 2020 on the Block IV boats of the Virginia class (SSN 774) submarine program, including $95 million for cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends. Our risk retirement assumptions on Block IV boats anticipated boat-to-boat cost and schedule improvements working down the learning curve, but performance trends, exacerbated by the COVID-19 Events, made those improvements less likely to occur. Unfavorable cumulative catch-up adjustments on the Block IV boats of the Virginia class (SSN 774) submarine program also included $16 million from delay and disruption directly attributable to COVID-19 Events due to lower employee attendance, availability of critical skills, and out-of-sequence work. Unfavorable cumulative catch-up adjustments across all programs resulting from delay and disruption cost estimates for discrete COVID-19 Events were $61 million, including $16 million in relation to the Block IV boats of the Virginia class (SSN 774) submarine program, discussed above.

For the three months ended September 30, 2019, favorable cumulative catch-up adjustments included contract changes on submarine support services and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up adjustments were individually significant. For the nine months ended September 30, 2019, favorable cumulative catch-up adjustments were related to risk retirement on the Legend class NSC program, contract changes on submarine support services, and other individually insignificant adjustments. During the same period, unfavorable cumulative catch-up adjustments included recognition of a forward loss on a fleet support services contract and other individually insignificant adjustments.

Ingalls

	Three Months Ended September 30				Nine Months Ended September 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and service revenues	$675	$647	$28	4%	$1,926	$1,853	$73	4%
Segment operating income	62	61	1	2%	185	176	9	5%
As a percentage of segment sales	9.2%	9.4%			9.6%	9.5%

Sales and Service Revenues

Ingalls revenues for the three months ended September 30, 2020, increased $28 million, or 4%, from the same period in 2019, primarily driven by higher revenues in surface combatants and the Legend class NSC program, partially offset by lower revenues in amphibious assault ships. Surface combatant revenues increased due to higher volumes on Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), Thad Cochran (DDG 135), and George M. Neal (DDG 131), partially offset by lower volumes on USS Fitzgerald (DDG 62) restoration and modernization. Revenues on the Legend class NSC program increased due to higher volumes on Stone (NSC 9) and Calhoun (NSC 10), partially offset by lower volume on Friedman (NSC 11). Amphibious assault ship revenues decreased as a result of lower volumes on Tripoli (LHA 7) and Richard M. McCool Jr. (LPD 29), partially offset by higher volume on Harrisburg (LPD 30).

Ingalls revenues for the nine months ended September 30, 2020, increased $73 million, or 4%, from the same period in 2019, primarily driven by higher revenues in amphibious assault ships and surface combatants, partially offset by lower revenues in the Legend class NSC program. Amphibious assault ship revenues increased as a result of higher volumes on Harrisburg (LPD 30) and Richard M. McCool Jr. (LPD 29), LPD 31 (unnamed), and Fort Lauderdale (LPD 28), partially offset by lower volumes on Tripoli (LHA 7), Bougainville (LHA 8), and LPD life cycle services. Surface combatant revenues increased due to higher volumes on Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), Delbert D. Black (DDG 119), Sam Nunn (DDG 133), George M. Neal (DDG 131), and Thad Cochran (DDG 135), partially offset by lower volumes on USS Fitzgerald (DDG 62) restoration and modernization, Frank E. Petersen Jr. (DDG 121), Jack H. Lucas (DDG 125), Lenah H. Sutcliffe Higbee (DDG 123), and Paul Ignatius (DDG 117). Revenues on the Legend class NSC program decreased due to lower volume on Midgett (NSC 8), partially offset by higher volume on Calhoun (NSC 10).

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2020, was $62 million, compared with $61 million for the same period in 2019. The increase was primarily driven by higher volumes described above.

Ingalls segment operating income for the nine months ended September 30, 2020, was $185 million, compared with $176 million for the same period in 2019. The increase was primarily driven by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, partially offset by unfavorable adjustments, including delay and disruption from COVID-19 Events and lower risk retirement on the Legend class NSC program.

Newport News

	Three Months Ended September 30				Nine Months Ended September 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and service revenues	$1,358	$1,274	$84	7%	$3,821	$3,832	$(11)	—%
Segment operating income	79	121	(42)	(35)%	105	273	(168)	(62)%
As a percentage of segment sales	5.8%	9.5%			2.7%	7.1%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2020, increased $84 million, or 7%, from the same period in 2019, primarily driven by higher revenues in aircraft carriers, submarines, and naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on Enterprise (CVN 80), the RCOH of USS John C. Stennis (CVN 74), and Doris Miller (CVN 81), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73), Kennedy (CVN 79), and USS Gerald R. Ford (CVN 78). Submarine revenues increased primarily as a result of higher volumes on the Virginia class (SSN 774) submarine program and the Columbia class submarine program. The higher volume on the Virginia class (SSN 774) submarine program was due to higher volumes on Block V boats, partially offset by lower volumes on Block III boats. Naval nuclear support services revenues increased primarily as a result of higher volumes in carrier and submarine fleet support services.

Newport News revenues for the nine months ended September 30, 2020, decreased $11 million from the same period in 2019, primarily driven by lower revenues in aircraft carriers, partially offset by higher revenues in submarines and naval nuclear support services. Aircraft carrier revenues decreased primarily as a result of lower volumes on the RCOH of USS George Washington (CVN 73), USS Gerald R. Ford (CVN 78), and Kennedy (CVN 79), partially offset by higher volumes on Enterprise (CVN 80), the RCOH of USS John C. Stennis (CVN 74), and Doris Miller (CVN 81). Submarine revenues increased primarily as a result of higher volumes on the Virginia class (SSN 774) submarine program and the Columbia class submarine program. The higher volume on the Virginia class (SSN 774) submarine program was due to higher volumes on Block V boats, partially offset by lower volumes on Block III and Block IV boats. Naval nuclear support service revenues increased primarily as a result of higher volumes in carrier and submarine fleet support services.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2020, was $79 million, compared with segment operating income of $121 million for the same period in 2019. The decrease was primarily due to lower risk retirement on the Virginia class (SSN 774) submarine program and lower profit booking rates on the program following second quarter adjustments to cost and schedule expectations on Block IV boats. Operating income also decreased as a result of lower risk retirement on submarine support services due to contract changes in the prior year for Los Angeles (SSN 688) class submarines.

Newport News segment operating income for the nine months ended September 30, 2020, was $105 million, compared with $273 million for the same period in 2019. The decrease was primarily due to unfavorable cumulative catch-up adjustments in the second quarter on Block IV boats of the Virginia class (SSN 774) submarine program for the reasons described above in "Segment Operating Results - Cumulative Adjustments”.

Technical Solutions

	Three Months Ended September 30				Nine Months Ended September 30
			2020 over 2019				2020 over 2019
($ in millions)	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and service revenues	$320	$326	$(6)	(2)%	$957	$887	$70	8%
Segment operating income	21	9	12	133%	23	9	14	156%
As a percentage of segment sales	6.6%	2.8%			2.4%	1.0%

Sales and Service Revenues

Technical Solutions revenues for the three months ended September 30, 2020, decreased $6 million, or 2%, from the same period in 2019, due to lower volume at our San Diego Shipyard due to the conclusion of several repair contracts, partially offset by the acquisition of Hydroid in 2020.

Technical Solutions revenues for the nine months ended September 30, 2020, increased $70 million, or 8%, from the same period in 2019, due to the acquisition of Hydroid in 2020, as well as higher volumes in oil and gas and DFS services, partially offset by lower volume at our San Diego Shipyard and in nuclear and environmental services.

Segment Operating Income (Loss)

Technical Solutions segment operating income for the three months ended September 30, 2020, was $21 million, compared with $9 million for the same period in 2019. The increase was primarily driven by improved performance on DFS services.

Technical Solutions segment operating income for the nine months ended September 30, 2020, was $23 million, compared with $9 million for the same period in 2019. The increase was primarily driven by a loss on a fleet support services contract in 2019.
BACKLOG

Total backlog as of September 30, 2020, and December 31, 2019, was approximately $45.3 billion and $46.5 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2020, and December 31, 2019:

	September 30, 2020			December 31, 2019
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$11,186	$1,792	$12,978	$9,062	$1,693	$10,755
Newport News	10,164	21,088	31,252	8,414	26,352	34,766
Technical Solutions	562	556	1,118	435	538	973
Total backlog	$21,912	$23,436	$45,348	$17,911	$28,583	$46,494

Approximately 16% of the $46.5 billion total backlog as of December 31, 2019, is expected to be converted into sales in 2020. U.S. Government orders comprised substantially all of the total backlog as of September 30, 2020, and December 31, 2019.

Awards

The value of new contract awards during the nine months ended September 30, 2020, was approximately $5.4 billion, comprised primarily of construction contracts for LPD 31 (unnamed), Sam Nunn (DDG 133), and Thad Cochran (DDG 135).

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

The following table summarizes key components of cash flow provided by operating activities:

	Nine Months Ended September 30		2020 over
			2019
($ in millions)	2020	2019	Dollars
Net earnings	$447	$400	$47
Depreciation and amortization	182	163	19
Provision for doubtful accounts	(2)	(5)	3
Stock-based compensation	16	19	(3)
Deferred income taxes	(7)	42	(49)
Loss (gain) on investments in marketable securities	(3)	(6)	3
Asset impairments	13	—	13
Retiree benefit funding less than (in excess of) expense	(183)	56	(239)
Trade working capital decrease (increase)	28	(339)	367
Net cash provided by operating activities	$491	$330	$161

Cash Flows

We discuss below our major operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2020, was $491 million, compared with $330 million provided by operating activities for the same period in 2019. The favorable change in operating cash flow was primarily due to changes in trade working capital and lower income tax payments, partially offset by higher contributions to retiree benefit plans. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable, as well as deferred payroll tax payments under the CARES Act.

For the nine months ended September 30, 2020, we made discretionary contributions to our qualified defined benefit pension plans totaling $205 million, compared with $21 million of discretionary contributions for the same period in 2019. As of September 30, 2020, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2020.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be more than sufficient to service debt, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020, was $586 million, compared with $470 million used in investing activities for the same period in 2019. The change in investing cash was driven by the acquisition of Hydroid in 2020, partially offset by the acquisition of Fulcrum in 2019 and lower capital expenditures in 2020. For 2020, we expect our capital expenditures for maintenance and sustainment to be approximately 1.5% of annual revenues and our discretionary capital expenditures to be approximately 2.5% to 3.5% of annual revenues.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020, was $764 million, compared with $68 million used in financing activities for the same period in 2019. The change in financing cash was primarily due to $1 billion of proceeds from the issuance of long-term debt, a decrease of $118 million from common stock repurchases, and a decrease of $10 million in employee taxes on certain share-based payment arrangements, partially offset by a $264 million decrease in net proceeds from revolving credit facility borrowings, an increase of $13 million in debt issuance costs, and a $19 million increase in cash dividend payments.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30		2020 over
			2019
($ in millions)	2020	2019	Dollars
Net cash provided by operating activities	$491	$330	$161
Less capital expenditures:
Capital expenditure additions	(220)	(349)	129
Grant proceeds for capital expenditures	17	71	(54)
Free cash flow	$288	$52	$236

Free cash flow for the nine months ended September 30, 2020, increased $236 million from the same period in 2019, primarily due to changes in trade working capital, lower capital expenditures, and lower income tax payments, partially offset by higher contributions to retiree benefit plans.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2020 and 2019, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

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

In October 2020, we announced that we have given notice of the redemption of our outstanding 5.000% senior notes due 2025. They will be redeemed in November 2020 in accordance with the terms of the indenture governing these notes.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we use standby letters of credit issued by commercial banks and surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2020, we had $16 million in issued but undrawn letters of credit and $272 million of surety bonds outstanding.

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

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2016 we delivered USS John Finn (DDG 113), in 2017 we delivered Ralph Johnson (DDG 114), in 2019 we delivered Paul Ignatius (DDG 117), and in 2020 we delivered Delbert D. Black (DDG 119). We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), and DDG 137 (unnamed).

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

Defense and federal solutions
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

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The plan is for a total of 11 ships, of which the first eight ships have been delivered. Stone (NSC 9), Calhoun (NSC 10), and Friedman (NSC 11) are currently under construction.

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

Interest Rates - Our financial instruments subject to interest rate risk include commercial paper and floating rate borrowings under our credit facilities. As of September 30, 2020, our $1,250 million revolving credit facility and $500 million 364-Day Facility were undrawn.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of September 30, 2020, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. Such risks include disruptions or restrictions on our employees’ ability to work or work effectively, as well as temporary closures of our facilities or the facilities of our customers or suppliers. We have experienced higher employee absentee rates due to COVID-19 Events, which has impacted our operations and financial results. Higher absentee rates attributable to COVID-19 Events, including because of illness, quarantines, government actions, facility closures, or other restrictions in connection with COVID-19 Events, have impacted and may continue to impact performance on our contracts and have increased and may continue to increase our costs. These impacts may continue, and the cost increases may not be fully recoverable under our contracts or adequately covered by insurance, which could impact our profitability. For example, after our reinsurers failed to acknowledge coverage for various losses related to COVID-19, we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. Although we believe that our position is well-founded, no assurance can be provided regarding the ultimate resolution of this matter. See Note 14: Investigations, Claims, and Litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2020 to July 31, 2020	—	$—	—	$1,142.0
August 1, 2020 to August 31, 2020	—	—	—	1,142.0
September 1, 2020 to September 30, 2020	—	—	—	1,142.0
Total	—	$—	—	$1,142.0
1 From the stock repurchase program's inception through September 30, 2020, we purchased 12,850,860 shares at an average price of $160.12 per share for a total of $2.1 billion.

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

Date:	November 5, 2020	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)