Form 10-K
period 2020-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2021-02-11
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
___________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $7,065 million.
As of February 5, 2021, 40,316,760 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

History and Organization

Huntington Ingalls Industries, Inc. ("HII", the "Company", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls Shipbuilding segment ("Ingalls") in Mississippi and Newport News Shipbuilding segment ("Newport News") in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Technical Solutions segment provides a range of services to the governmental and energy markets.

We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. We also provide a wide range of professional services, including defense and federal solutions ("DFS"), nuclear and environmental, and unmanned systems, through our Technical Solutions segment. Headquartered in Newport News, Virginia, we employ approximately 42,000 people both domestically and internationally.

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

Amphibious Assault Ships
We construct amphibious assault ships and expeditionary warfare ships for the U.S. Navy, which include the U.S. Navy large deck amphibious assault ships ("LHA") and amphibious transport dock ships ("LPD"), respectively. The LHA is a key component of the U.S. Navy-Marine Corps requirement for 11 Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction, and modernization of LHAs are core to our Ingalls operations. In 2007, we were awarded the construction contract for USS America (LHA 6), the first in a class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We delivered USS Tripoli (LHA 7) in 2020 and are currently constructing Bougainville (LHA 8).
The LPD program is a long-running production program of expeditionary warfare ships in which we have generated efficiencies through ship-over-ship learning. We delivered USS Portland (LPD 27) in 2017 and USS John P. Murtha (LPD 26) in 2016, and we are currently constructing Fort Lauderdale (LPD 28), Richard M. McCool Jr. (LPD 29), and Harrisburg (LPD 30). In 2020, we were awarded a contract to construct Pittsburgh (LPD 31).

Surface Combatants
We are a design agent for, and one of only two companies that constructs, the Arleigh Burke class (DDG 51) guided missile destroyers, a class of surface combatant. We have delivered 32 Arleigh Burke class (DDG 51) destroyers to the U.S. Navy, including Delbert D. Black (DDG 119) in 2020 and Paul Ignatius (DDG 117) in 2019. In 2013, we were awarded a multi-year contract totaling $3.3 billion for construction of five Arleigh Burke class (DDG 51) destroyers, of which two have been delivered. We are currently constructing the remaining three ships: Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125). In 2018, we were awarded a multi-year contract totaling $5.1 billion for construction of six additional Arleigh Burke class (DDG 51) destroyers. In 2020, we were awarded a contract to construct an additional Arleigh Burke class (DDG 51) destroyer.

National Security Cutters
The U.S. Coast Guard's recapitalization program is designed to replace aging and operationally expensive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend class NSC, a multi-mission platform we designed and continue to build. We delivered USCGC Kimball (NSC 7), USCGC Midgett (NSC 8), and USCGC Stone (NSC 9) to the U.S. Coast Guard in 2018, 2019, and 2020, respectively. In 2018, we were awarded long-lead-time material and construction contracts for Calhoun (NSC 10) and Friedman (NSC 11), which are currently under construction.

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

Design, Construction, Refueling and Complex Overhaul, and Inactivation of Aircraft Carriers

Engineering, design, and construction of U.S. Navy nuclear aircraft carriers ("CVN") are core to Newport News operations. Aircraft carriers are the largest ships in the U.S. Navy's fleet, with a displacement of over 90,000 tons. Newport News has designed and built more than 31 aircraft carriers for the U.S. Navy since 1933, including all ten Nimitz class (CVN 68) aircraft carriers currently in active service, as well as the first ship of the next generation Gerald R. Ford class (CVN 78) aircraft carriers.

We delivered the U.S. Navy's newest carrier, USS Gerald R. Ford (CVN 78), in 2017. Beginning in 2009, we received contract awards totaling $7.7 billion for construction preparation, detail design, and construction of the second Gerald R. Ford class (CVN 78) aircraft carrier, John F. Kennedy (CVN 79). In addition, we have received awards valued at $15.2 billion for detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and Doris Miller (CVN 81).
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

Virginia Class (SSN 774) Submarines

We have a teaming agreement with Electric Boat Corporation ("Electric Boat"), a division of General Dynamics Corporation ("General Dynamics"), to build Virginia class (SSN 774) fast attack nuclear submarines cooperatively. Under the teaming arrangement, we build the stern, habitability and machinery spaces, torpedo room, sail, and bow, while Electric Boat builds the engine room, control room, and pressure hull structure. Work on the reactor plant and the final assembly, test, outfit, and delivery of the submarines to the U.S. Navy alternates between Electric Boat and us.

The four submarines of the first block and six submarines of the second block of Virginia class (SSN 774) submarines have been delivered. In 2008, the team was awarded a construction contract for the third block of eight Virginia class (SSN 774) submarines. The multi-year contract increased construction from one submarine per year to two submarines per year. The first submarine under this contract was delivered in 2014 and the last submarine of the third block was delivered in 2019. In 2014, the team was awarded a construction contract for the fourth block of ten Virginia class (SSN 774) submarines. The first submarine of the Block IV contract was delivered in 2020, and the last is scheduled for delivery in 2024. In 2019, the team was awarded a construction contract for the fifth block of nine Virginia class (SSN 774) submarines, continuing the two submarines per year production rate that began on the third block. The fiscal year 2021 National Defense Authorization Act included funding to add another submarine to the fifth block that was not included in the initial contract award. The first submarine of the Block V contract is scheduled for delivery in 2025 and the last is scheduled for delivery in 2030.

Columbia Class (SSBN 826) Submarines

Newport News is participating in design and construction of the Columbia class (SSBN 826) submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines ("SSGN"). The Columbia class (SSBN 826) program currently anticipates 12 new ballistic missile submarines. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. We were previously awarded contracts from Electric Boat to begin integrated product and process development and provide long–lead-time material and advance construction for the Columbia class (SSBN 826) program. Contract award for the first two Columbia class submarines (SSBN 826 and SSBN 827) and construction start of the first Columbia class (SSBN 826) submarine occurred in late 2020.

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
Technical Solutions

We established our Technical Solutions segment to enhance strategic and operational alignment among our services businesses. The Technical Solutions segment includes businesses that are focused on life-cycle sustainment services to the U.S. Navy fleet and other maritime customers; high-end information technology (“IT”) and mission-based solutions for DoD, intelligence, and federal civilian customers; and nuclear management and operations and environmental management services for the Department of Energy ("DoE"), DoD, state and local governments, and private sector companies. In July 2020, we announced changes to the organization and alignment within our Technical Solutions segment. Following a series of strategic acquisitions and major contract awards, coupled with a review of existing capabilities and the segment's organizational structure, Technical Solutions reconstituted its internal organization to better serve existing and future customers while achieving support function efficiencies. Following the reorganization, the Technical Solutions segment is comprised of three business units as follows.

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

Corporate

HII became an independent, publicly owned company in 2011, when we were spun-off from Northrop Grumman. Our principal executive offices are located at 4101 Washington Avenue, Newport News, Virginia 23607. Our telephone number is (757) 380-2000, and our home page on the Internet is www.huntingtoningalls.com. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website. Accordingly, such information should not be considered part of this report.

Customers

Our revenues are primarily derived from the U.S. Government, including the U.S. Navy, the U.S. Coast Guard, the DoD, the DoE and other federal agencies. In 2020, 2019, and 2018, approximately 88%, 87%, and 88%, respectively, of our revenues were generated from the U.S. Navy.

Intellectual Property

We develop and incorporate into our vessels new technologies, manufacturing processes, and systems-integration processes. In addition to owning intellectual property, we license intellectual property rights to and from other parties. The U.S. Government receives non-exclusive licenses to our intellectual property developed in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize other parties to use the intellectual property we license to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on several factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Critical Accounting Policies, Estimates, and Judgments - Revenue Recognition in Item 7.

Backlog

As of December 31, 2020 and 2019, our total backlog was approximately $46.0 billion and $46.5 billion, respectively. We expect approximately 17% of backlog at December 31, 2020, to be converted into sales in 2021.

Raw Materials
The most significant material we use is steel. Other materials we use in large quantities include paint, aluminum, pipe, electrical cable, and fittings. All of these materials are currently available in adequate supply. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. For long-term contracts, we generally solicit price quotations for many of our material requirements from multiple suppliers to ensure competitive pricing. While we have not generally been dependent upon any one supply source, we currently have only one supplier for certain component parts as a result of consolidation in the defense industry. We believe these single source suppliers, as well as our overall supplier base, are adequate to meet our foreseeable needs. We have mitigated some supply risk by negotiating long-term agreements with certain raw material suppliers. In addition, we have mitigated price risk related to raw material purchases through certain contractual arrangements with customers.

Governmental Regulation and Supervision

We operate in heavily regulated markets and must comply with a variety of laws and regulations relating to the award, administration, and performance of U.S. Government contracts, as well as legal and regulatory requirements affecting cyber security, environmental protection, and our nuclear operations. Government contracting requirements increase our contract performance costs and compliance costs and risks. See Risk Factors in Item 1A.

We are overseen and audited by the U.S. Government and its agencies, including the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA"), and the Defense Contract Management Agency ("DCMA"). These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of our business systems and processes relative to U.S. Government requirements. Our business systems subject to audit or review include our accounting systems, purchasing systems, government property management systems, estimating systems, earned value management systems, and material management accounting systems. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. In addition, any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded if already reimbursed.

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

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based upon performance. In the event of termination of a contract for convenience, a contractor is normally able to recover costs already incurred on the contract and profit on those costs up to the amount authorized under the contract, but not the remaining profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. A termination resulting from our default could expose us to various liabilities, including excess re-procurement costs, and could have a material effect on our ability to compete for future contracts.

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
In cases where there are multiple suppliers, contracts for the construction and conversion of U.S. Navy ships and submarines are generally subject to competitive bidding. In evaluating proposed prices, the U.S. Navy sometimes requires bidders to submit information on pricing, estimated costs of completion, and anticipated profit margins to enable the Navy to assess cost realism. The U.S. Navy uses this information and other data to determine an estimated cost for each bidder. U.S. Government regulations determine contractor costs that are allowable and therefore recoverable from the government, and certain costs are not allowable and therefore are not recoverable. The U.S. Government also regulates the methods by which allowable costs, including overhead, are allocated to government contracts.
Our business, including contracts with U.S. Government agencies and subcontracts with other prime contractors, are subject to a variety of laws and regulations, including the Federal Acquisition Regulation ("FAR"), the Defense Federal Acquisition Regulation Supplement ("DFARS"), the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, U.S. Cost Accounting Standards ("CAS"), the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, and the Foreign Corrupt Practices Act. A noncompliance determination by a government agency may result in reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment. We are also subject to evolving cyber security and data privacy and protection laws and regulations, which increase compliance risks and costs and may affect our competitiveness, cause reputational harm, and expose us to substantial fines and other penalties.

Environmental Compliance

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

As of December 31, 2020, our probable estimable future costs for environmental remediation were immaterial. In addition, we cannot reasonably estimate remediation costs at certain of our potential environmental remediation sites. Although information gained as remediation progresses may materially affect our accrued liability, we do not anticipate that future remediation expenditures will have a material effect on our financial position, results of operations, or cash flows.
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
Our nuclear operations are subject to various safety related requirements imposed by the U.S. Navy, the DoE, and the U.S. Nuclear Regulatory Commission. In the event of noncompliance, these agencies may increase regulatory oversight, impose fines, or shut down our operations, depending on their assessment of the severity of the noncompliance. In addition, new or revised security and safety requirements imposed by the U.S. Navy, the DoE, and the Nuclear Regulatory Commission could necessitate substantial capital and other expenditures.
Subject to certain requirements and limitations, our contracts with the U.S. Navy and the DoE generally provide for indemnity by the U.S. Government for losses resulting from our nuclear operations. For our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators for risk mitigation, and we maintain limited insurance coverage for losses in excess of the coverage of facility operators.

Competition

In our primary business of designing, building, overhauling, and repairing military ships, we primarily compete with General Dynamics and, in the case of certain shipbuilding programs, smaller shipyards. The smaller shipyards sometimes team with large defense contractors. Intense competition related to programs, resources, funding, and long operating cycles are key characteristics of both our business and the shipbuilding defense industry in general. It is common industry practice to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, serve as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding long-term contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries.

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

We compete with a variety of companies in the provision of services to the government and energy markets.

Human Capital Resources

HII recognizes that our employees are our most important assets and serve as the foundation for our ability to achieve financial and strategic objectives. Our employees are critical to driving operational execution, meeting customer expectations, providing strong financial performance, advancing innovation, and maintaining a strong quality and compliance program. Our leaders believe each employee contributes to our success.
We have approximately 42,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 6,700 engineers and designers and approximately 2,800 employees with advanced degrees. Our workforce contains many third-, fourth-, and fifth-generation employees, and approximately 1,500 employees with more than 40 years of continuous service. Employees in our shipbuilding segments with more than 40 years of continuous service achieve the honor of “Master Shipbuilder.” As of December 31, 2020, we had 1,281 Master Shipbuilders at Newport News and 226 at Ingalls. We also employ more than 6,500 veterans across the enterprise.

In addition, over 1,100 apprentices are enrolled in more than 27 crafts and advanced programs at our two shipbuilding divisions. From nuclear pipe welders to senior executives, we employ approximately 4,400 apprentice school alumni, comprised of 3,100 at Newport News and 1,350 at Ingalls.

Approximately 50% of our employees are covered by a total of eight collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in November 2021, December 2022, and April 2024.The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 25 Technical Solutions employees at various locations are represented by unions and perform work under collective bargaining agreements.

We have not experienced a work stoppage in more than 21 years at NNS and more than 13 years at Ingalls. We are committed to working effectively with our existing unions and believe our relationship with our represented employees is satisfactory.

The success and growth of our business depends in large part on our ability to attract, retain, and develop a skilled and diverse workforce of talented and high-performing employees at all levels of our organization. To succeed in the markets in which we compete for labor, we have developed key workforce development, recruitment, and retention strategies and objectives that we focus on as part of the overall management of our business. These strategies and objectives form the pillars of our human capital management framework and are advanced through the following programs, policies, and initiatives:

Competitive Pay and Benefits - Our compensation programs are designed to ensure we have the ability to attract, retain, and motivate employees to achieve our objectives.
•We provide employee base wages and salaries that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.
•We utilize nationally recognized surveys and outside compensation and benefits consulting firms to independently evaluate the effectiveness of our employee and executive compensation and benefit programs and to provide benchmarking against our peers within the industry.
•The structure of our executive compensation programs balances incentive earnings for both short-term and long-term performance, and we align our executive long-term equity compensation metrics with long-term shareholder interests.
•Employees are eligible for health insurance, paid and unpaid leaves, 401(k) plans, and life and disability/accident insurance coverage. We also offer a variety of benefits that allow employees to select the options that meet their needs, including: annual leave/paid time off; paid holidays, flexible work arrangements/schedules; telemedicine; parental leave; transgender medical coverage; and a wellness program that includes physical, mental, and financial wellness components. We also fund the operation of Family Health Centers near our two shipyards, which provide a full range of medical, lab, pharmacy, dental, physical therapy, and vision services.

Recruitment, Training, and Workforce Development - Our three segments hire thousands of employees each year. In 2020, we hired more than 6,000 new employees. To help us meet this large demand for talent, we have worked to create, develop, and maintain multiple talent pipelines. One of the key components of our approach to workforce development is to “grow our own”. We operate two apprentice schools, one at Ingalls and one at Newport News. The Newport News Apprentice School was founded in 1919, and the Ingalls Apprentice School was founded in 1952.

The two apprentice schools combined have graduated over 14,000 graduates since their inceptions. The schools are nationally renowned and are critical to training both our craft/trades and technical workforces, as well as developing the future leaders of our company. The Ingalls Apprentice School has partnered with the Mississippi Gulf Coast Community College to permit their apprentices to earn credits toward an associate’s degree. The Newport News Apprentice School has partnered with two community colleges, as well as Old Dominion University, to enable apprentices to earn a bachelor’s degree in Mechanical Engineering, Electrical Engineering, or Modeling & Simulation.

In addition to operating our own apprentice schools, we have developed and nurtured multiple partnerships with state and local governments, pre-k education providers, primary/secondary school districts, community colleges, and four-year colleges and universities, as well as post-graduate institutions. We also make significant investments through monetary contributions, leadership time, and employee volunteer hours to support these critical partnerships.

We maintain effective partnerships with colleges and universities, military bases for transitioning veterans, and regional community colleges to enable us to recruit and hire engineering, IT, and other technical talent. Working closely with state and local government leaders, we have successfully facilitated local, regional, and state-wide workforce development and education initiatives that include pre-K programs, high school trades programs/talent development labs, pre-hire trades/technical community college programs, interns/co-ops with colleges and universities, adult trades programs, veterans and military spouses training programs, and unemployed/underemployed training programs.

We view our workforce development process as a “leadership factory” and have developed a robust and effective succession planning process that ensures continuity in our leadership ranks. Since our founding in 2011, we have followed our succession plans 80% of the time when replacing a vacancy in an existing vice president position, and we have filled 75% of newly created vice president positions with internal hires.

Environmental, Health & Safety (“EH&S”) - The health, safety, and well-being of our employees, together with protection of the environment in the communities in which we operate, is one of our core values and rooted in our culture across the enterprise. We prioritize, manage, and carefully track safety performance and integrate sound environmental, safety, and health practices to make a meaningful difference in every facet of our operations, particularly at our shipbuilding segments and at DoE sites on which Technical Solutions segment employees work.
Safety goals are included in operational metrics for purposes of the Newport News and Ingalls compensation programs. We also use a wide variety of training courses, pre-job “Take Five” crew talks, medical surveillance programs, and employee involvement efforts to keep our workforce focused on EH&S. At Newport News and Ingalls, a key component of our EH&S program is the utilization of health and safety teams, which are comprised of production and maintenance employees and front-line managers whose goal is to educate, engage, and empower our workforce toward a culture that strives to reduce injury, illness, and environmental impacts. We employ programs focused on identifying, reporting, and abating near misses and other programs that aim to recognize, evaluate, and control hazards.

During 2020, we tracked several metrics related to occupational injuries as one of several methods to monitor our safety performance. One of the key metrics is Total Case Rate (“TCR”), which is the number of Occupational Safety and Health Administration ("OSHA") recordable injuries per 100 equivalent employees. The TCR for Newport News was 4.77 in 2020, compared to 4.67 in 2019, and the TCR at Ingalls was 6.35 in 2020, compared to 6.59 in 2019. Newport News also tracks Days Away, Restricted or Transferred (“DART”), which is the number of OSHA recordable cases in which the employee is unable to work, cannot work due to a restriction, or can work with a restriction as a result of an injury per 100 equivalent employees. DART at Newport News was 3.41 in 2020, compared to 3.01 in 2019. Ingalls tracks two other safety metrics: Lost Time Case Rate (“LTCR”), which is the number of employees that lost work time per 100 employees, and Lost Work Day Rate (“LWDR”), which is the number of lost workdays per

100 full-time employees. The LTCR and LWDR at Ingalls were 2.53 and 56.37, respectively, in 2020 and 2.39 and 56.82, respectively, in 2019.

We also track the number of implemented safety improvements year over year. We implemented over 2,300 safety improvements in 2020, compared to more than 1,800 in 2019.

In connection with the outbreak of COVID-19, the DoD designated Newport News and Ingalls as critical infrastructure industry. Our production and support workforce therefore continued in-person work at our facilities to provide vital products and services to our government customers, while many of our employees in support and administrative functions have effectively worked remotely since mid-March 2020. Prior to the COVID-19 pandemic, less than 400 of our employees regularly worked remotely, and at our peak, more than 11,300 employees were working remotely.

In response to the COVID-19 pandemic and related mitigation measures, we implemented changes in March 2020 to protect our employees and customers and support appropriate health and safety protocols. For example, we began temperature screening and on-site testing for COVID-19 for employees entering our shipyards, implemented extensive cleaning and sanitation processes for our shops, ships, and offices, re-engineered how some work was performed in order to support social distancing requirements, and implemented broad work-from-home initiatives for employees in our support and administrative functions.
Corporate Values - We operate on a set of values that are shared with all employees: Integrity, Safety, Respect, Engagement, Responsibility, and Performance. "Always doing the right thing" is an essential belief at HII. That tone starts at the top and permeates through the culture of the company. It is a set of core values, standards, and behaviors that guide employee commitment to the highest ethical standards and serves as the underlying framework for all of our human capital strategies.

Advancing and Celebrating Diversity and Inclusion (“D&I”) - We believe we gain a key competitive advantage by building a workforce community that values contributions and perspectives from a variety of backgrounds, skills, and experiences regardless of race, ethnicity, color, religion, sex, disability, nationality, or other differentiation, and our leaders leverage the differences within their teams. We also believe D&I is vital to our ability to grow and innovate in an ever-changing, fast-paced environment. Our diverse and inclusive workplace encourages different perspectives and ideas, which we believe enables better business decisions. The following are highlights of our D&I program:
•Employee Resource Groups (“ERGs”) are a key component of our corporate culture and an important part of our diversity and inclusion strategy. We currently sponsor 15 ERG’s, which are employee-led and open to all employees, including: African American Shipbuilders Association, Asian & Pacific Islander Shipbuilding Association, Generational Integration Focus Team, Hispanic Outreach & Leadership Alliance, Women in Shipbuilding Enterprise, Ingalls Shipbuilders Equality Alliance, Shipbuilders Together Realizing Inclusion, Diversity and Equality, and the Veterans Employee Resource Group.
•We have established D&I Councils at our Corporate Office and at each of our three segments, which provide strategic direction, guidance, and advocacy for our D&I initiatives and advancements. These councils are led by senior executives and include high-performing employees and leaders from across our enterprise.
•We have a long history of participation in a number of annual national diversity conferences, including Black Engineer of the Year Awards, Society of Hispanic Engineers and Professionals, Society of Asian Scientists and Engineers, Society of Women Engineers, Great Minds in STEM, Hispanic Engineers National Achievement Award Conference, Women of Color STEM Conference, and the National Society of Black Engineers Convention. These events provide recruitment, recognition, and development opportunities for our diverse workforce.

Employee Engagement - Since 2006, we have conducted an annual anonymous engagement survey of our workforce, both non-represented and represented. Administered and analyzed by an independent third-party, the survey results are reviewed by our executive team and other senior leaders at our three segments. The results of this engagement survey are also shared with individual managers and employees, who are then tasked with discussing the results with their teams and working together to set goals and implement actions to improve employee engagement and performance. Over 79% of our workforce participated in the 2020 engagement survey. We believe that, at the individual employee level, engagement is about taking ownership of your work and work processes. At the enterprise level, engagement is about creating an inclusive and highly collaborative culture where we all care about and encourage each other’s success, and supporting the opportunity to create more value and transform our business for the future.

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

Industry and Economic Risk Factors

We depend on the U.S. Government for substantially all of our business, and risks that arise from conducting business with the U.S. Government could have a material adverse effect on our financial position, results of operations, or cash flows.

Our business consists primarily of the design, construction, repair, and maintenance of nuclear-powered ships and non-nuclear ships for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. We also provide fleet sustainment services to the U.S. Navy, IT and mission-based solutions for the DoD and intelligence and federal civilian customers, and nuclear management and operations and environmental management services for the DoE and DoD. Substantially all of our revenues in 2020 were derived from products and services sold to the U.S. Government, and we expect this to continue in the foreseeable future. In addition, substantially all of our backlog as of December 31, 2020, was U.S. Government related. Our U.S. Government contracts are subject to various risks, including customer political and budgetary constraints and processes, changes in customer short term and long term strategic plans, the timing of contract awards, significant changes in contract scheduling, intense contract and funding competition, difficulty forecasting costs and schedules for bids on developmental and sophisticated technical work, and contractor suspension or debarment in the event of certain legal or regulatory violations. Any of these factors could affect our business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations, or cash flows.

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

The impact of Congressional actions to reduce the federal debt and resulting pressures on federal spending could adversely affect the total funding of individual contracts or funding for individual programs and delay purchasing or payment decisions by our customers. Long-term uncertainty exists with respect to overall levels of defense spending across the future years' defense plans. It is likely that U.S. Government discretionary spending levels, including defense spending, will continue to be subject to significant pressure. For additional information relating to the U.S. defense budget, see the Business Environment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Demand for our products and services can also be affected by shifts in customer priorities resulting from changes in military strategy and planning. In response to the need for less expensive alternatives and the increasing proliferation of advanced weapons, future strategy reassessments by the DoD may result in decreased demand for our shipbuilding programs, including our aircraft carrier programs. For the year ended December 31, 2020, our aircraft carrier programs accounted for approximately 33% of our consolidated revenue. We cannot predict the impact of changes to customer priorities on existing, follow-on, replacement, or future programs. A shift of priorities to programs in which we do not participate and related reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations, or cash flows.

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

In addition to the DoD's business practice initiatives, the DCMA and DCAA have implemented cost recovery/cost savings initiatives to prioritize cost recovery/savings. As a result of certain of these initiatives, we have experienced and may continue to experience a higher number of audits and/or lengthened periods of time required to close open audits. Moreover, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced, and the allowability of other types of costs are being challenged, debated, and, in certain cases, modified. Significant changes to the thresholds for allowable costs or the allowability of certain costs could adversely affect our financial position, results of operations, or cash flows.

Competition within our markets or an increase in bid protests may reduce our revenues and market share.

U.S. defense spending levels are uncertain and difficult to predict. A longer term reduction in shipbuilding activity by the U.S. Navy, evidenced by the reduction in fleet size from 566 ships in 1989 to 296 ships as of December 31, 2020, has resulted in workforce reductions but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Five major private United States shipyards, two of which we own, plus many other smaller private shipyards compete for contracts to construct, overhaul, repair, and convert naval vessels. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, compete for funding with each other, as well as with other defense products and services. We expect competition for future shipbuilding programs to be intense.

We compete with another large defense contractor for contracts to build surface combatants, submarines, and large deck amphibious ships, and smaller shipyards have entered the market for surface combatants. We may compete in the future with the same contractor and other shipyards to build new and different classes of ships, as well as ships for which we are currently the sole source, including expeditionary warfare and amphibious assault ships. Moreover, reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our risk exposure to market competition. If we are unable to continue to compete successfully against our current or future competitors, we may experience lower revenues and market share, which could negatively impact our financial condition, results of operations, or cash flows.

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

Changes in estimates used in contract accounting could affect our profitability and our overall financial position.

Contract accounting requires judgments relative to assessing risks, estimating contract revenues and costs, and making assumptions regarding schedule and technical issues. The size and nature of many of our contracts make the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate, and contract for construction of ships that are not completely designed, which subjects our risk assessments, revenue and cost estimates, and assumptions regarding schedule and technical issues to the variability of the final ship design and evolving scope of work. Our judgment, estimation, and assumption processes are significant to our contract accounting, and materially different amounts can result if different assumptions are used or if actual events differ from our assumptions. Future changes in assumptions, circumstances, or estimates may have a material adverse effect on our future financial position, results of operations, or cash flows. See Critical Accounting Policies, Estimates, and Judgments in Item 7.

Our debt exposes us to certain risks.

As of December 31, 2020, we had $1.7 billion of debt under our senior notes and $1.7 billion of additional borrowing capacity under our primary credit agreement and 364-day credit agreement (the “Credit Facilities”). Our Credit Facilities also allow us to solicit lenders to provide incremental financing capacity in an aggregate amount not to exceed $1 billion, and the indentures governing our senior notes do not limit our incurrence of debt. The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

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
•Exposing us to the risk of higher interest rates on borrowings under our Credit Facilities and commercial paper program, which are subject to variable rates of interest;
•Placing us at a competitive disadvantage compared to our competitors that have less debt; and
•Limiting our ability to borrow additional funds.

The interest rate on variable rate indebtedness under our Credit Facilities is based upon the London Interbank Offered Rate (“LIBOR”). LIBOR has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. It appears likely that LIBOR will be discontinued or modified after 2021. We cannot predict the consequences of the discontinuance of the LIBOR benchmark, but any successor benchmark rate to LIBOR could increase the cost of our variable rate indebtedness.

Business and Operational Risk Factors

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

Approximately 55% of our revenues in 2020 were generated under fixed price incentive contracts, approximately 38% were generated under cost-type contracts, approximately 4% were generated under time and material contracts, and approximately 3% were generated under firm fixed-price contracts. Our failure to perform to customer expectations and contract requirements may result in reduced fees or losses and affect our financial performance. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to justify an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards. To the extent our mix of contract types changes in the future, our ability to recover our costs and realize profits on our contracts could be negatively affected.

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

Many of our contracts include performance obligations that require innovative design capabilities or state-of-the-art manufacturing expertise, include new technologies, or are dependent upon factors not wholly within our control, and failure to meet performance expectations could adversely affect our profitability and future prospects.

We design, develop, and manufacture products and provide services that often involve innovative designs, new technologies, and complex manufacturing processes. Problems and delays with product development, technology implementation, manufacturing, or delivery of subcontractor components or services as a result of issues with design, technology, licensing and intellectual property rights, labor, learning curve assumptions, or materials and parts could prevent us from satisfying contractual requirements.

First-in-class ships, also known as lead ships, usually include new technologies supplied by the U.S. Navy or other contractors or developed by us. Problems developing or implementing these new technologies or design changes in the construction process can lead to delays in the design and construction schedule. The risks associated with new technologies or mid-construction design changes can both increase the cost of a ship and delay delivery. Delays in receipt of necessary customer information can also cause inefficiencies in the construction process, increase costs, and put the delivery schedule at risk, which can adversely affect our profitability and future prospects.

Our products cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of elements that cannot be accessed for repair or replacement, substandard quality or workmanship, and unexpected degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations by causing unanticipated expenses not covered by insurance or customer indemnification, diversion of management attention to respond to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, reimbursement to the customer of contract costs and fee payments previously received.

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

Our pension and retiree health care costs are dependent upon significant judgment regarding various estimates and assumptions, particularly with respect to the discount rate and expected long-term rates of return on plan assets, which to a large extent are reflective of the financial markets and economic conditions. Changes to these estimates and assumptions and differences between expected and actual returns on plan assets could significantly impact our retirement related expense, the funded status of benefit plans, and contributions to our defined benefit pension and other postretirement benefit plans, which could have material adverse effects on our financial position, results of operations, or cash flows.

Additionally, pension cost recoveries under CAS for our U.S. Government contracts occur in different periods from those in which pension expense is recognized under accounting principles generally accepted in the United States ("GAAP") or the periods in which we make contributions to our benefit plans, and changes to estimates and assumptions and differences between expected and actual returns could adversely affect the timing of those pension cost recoveries.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. Such risks include disruptions or restrictions on our employees’ ability to work or work effectively, as well as temporary closures of our facilities or the facilities of our customers or suppliers. We have experienced higher employee absentee rates as a result of COVID-19, which has impacted our operations and financial results. Higher absentee rates attributable to COVID-19, including because of illness, quarantines, government actions, facility closures, or other restrictions resulting from COVID-19, have impacted and may continue to impact performance on our contracts and have increased and may continue to increase our costs. These impacts may continue, and the cost increases may not be fully recoverable under our contracts or adequately covered by insurance, which could impact our profitability. For example, after our reinsurers failed to acknowledge coverage for various losses related to COVID-19, we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. Although we believe that our position is well-founded, no assurance can be provided regarding the ultimate resolution of this matter. See Note 15: Investigations, Claims, and Litigation.

COVID-19 has also further caused disruption in our supply chain, caused delays in, and limited the ability of, the U.S. Government and other customers to perform, including in making timely decisions on contract awards, impacted investment performance, and caused other unpredictable events. Some or all of these impacts might continue into the future. In addition, COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital.

COVID-19 has impacted our business and results of operations, and the extent to which COVID-19 will impact our business, results of operations, and financial condition in the future is uncertain and will depend upon future developments. As a result, we cannot predict the full impact of COVID-19, but it could materially affect our business, financial position, results of operations, and/or cash flows in the future.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 50% of our employees are covered by a total of eight collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in November 2021, December 2022, and April 2024. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 25 Technical Solutions employees at various locations are represented by unions and perform work under collective bargaining agreements.

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

As a defense contractor, we rely on our information technology infrastructure to process, transmit, and store electronic information, including classified and other sensitive information of the U.S. Government. While we maintain stringent information security policies and protocols and implement security controls and complementary cyber security technologies in compliance with industry requirements, we face substantial cyber security threats to our information technology infrastructure, including threats to our and the U.S. Government's proprietary and classified information from advanced nation state threat actors, sophisticated cybercrime syndicates, hacktivists, and insiders. While we implement countermeasures to address the risks posed by these threats, external and internal threat actors continuously seek to evade our cyber security countermeasures to gain unauthorized and unlawful access to our information technology infrastructure, assets, and data.

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches of our information technology or physical facilities could cause us to incur significant recovery and restoration expenses; degrade performance on existing contracts; and expose us to reputational damage, potential liability, or the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, any of which could have a material adverse effect on our operations, financial position, results of operations, or cash flows.

Our suppliers, subcontractors, and other business partners also face cyber security and other security threats. Although we undertake cooperative efforts with our customers, suppliers, subcontractors, and other business partners to assist them with understanding the threats they face and potential cyber security countermeasures to defend against potential cyber-attacks, other security threats, and business disruptions, we rely substantially on the safeguards implemented by these organizations, which may affect the security of our information. These organizations have varying levels of cyber security expertise and safeguards, and their relationships with U.S. Government contractors may increase the likelihood that they are targeted by the same cyber security threats we face.

Changes in future business conditions could cause business investments, recorded goodwill, and/or purchased intangible assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

As part of our business strategy, we acquire non-controlling and controlling interests in businesses. We make acquisitions and investments following careful analysis and due diligence to achieve a desired return or strategic objective. Business acquisitions involve estimates, assumptions, and judgments to determine acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our acquisition and business integration efforts, actual operating results of acquired businesses may vary significantly from expectations. In such events, we may be required to write down our carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of our common stock or the market as a whole can result in goodwill and/or purchased intangible asset impairment charges associated with our existing businesses.

As of December 31, 2020, goodwill and purchased intangible assets from prior business acquisitions accounted for approximately 20% and 6%, respectively, of our total assets. We evaluate goodwill values for impairment annually, or when evidence of potential impairment exists. We also evaluate the values of purchased intangible assets when evidence of potential impairment exists. The impairment tests are based on several factors requiring judgments. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangible assets.

Adverse equity market conditions that result in a decline in market multiples and the trading price of our common stock, or other events, such as reductions in future contract awards or significant adverse changes in our operating margins or the operating results of acquired businesses that vary significantly from projected results on which purchase prices are based, could result in an impairment of goodwill or other intangible assets. Any such developments that result in goodwill or intangible asset impairment charges could have a material adverse effect on our financial position or results of operations.

Legal and Regulatory Risk Factors

As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or negative findings from a U.S. Government audit or investigation.

As a U.S. Government contractor, we must comply with significant regulatory requirements, including those relating to award, administration, and performance of U.S. Government contracts, as well as legal and regulatory requirements affecting cyber security, environmental protection and our nuclear operations. Government contracting requirements increase our contract performance and compliance costs and risks and change on a routine basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in further performance and compliance requirements and higher costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to recovery of compensation costs, cyber security, counterfeit parts, specialty metals, and conflict minerals), can increase our performance and compliance costs and risks and reduce our profitability.

We are overseen and audited by the U.S. Government and its various agencies, including the U.S. Navy's Supervisor of Shipbuilding, the DCAA, and the DCMA. These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as the adequacy of our business systems and processes relative to U.S. Government requirements. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. Allegations of impropriety can also cause significant reputational damage.

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

We must comply with a variety of federal laws and regulations, including the FAR, the DFARS, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and CAS. If a determination is made that we engaged in illegal activities or we are not presently responsible, as defined under the FAR, we may be subject to reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment, any of which could have a material adverse effect on our financial position, results of operations, or cash flows. In addition, cyber security and data privacy and protection laws and regulations are evolving and present increasing compliance challenges, which increase our costs and may affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties.

Unforeseen environmental costs could have a material adverse effect on our financial position, results of operations, or cash flows.

Our operations are subject to and affected by federal, state, and local environmental protection laws and regulations. In addition, we could be affected by future laws or regulations, including those imposed in response to concerns over climate change, other aspects of the environment, or natural resources. We expect to incur future capital and operating costs to comply with current and future environmental laws and regulations, and such costs could be substantial, depending on the future proliferation of environmental rules and regulations and the extent to which we discover currently unknown environmental conditions.

Shipbuilding operations require the use of hazardous materials. Our shipyards also generate significant quantities of wastewater, which we treat before discharging in accordance with applicable permits. To manage these materials, our shipyards have an extensive network of above ground and underground storage tanks, some of which have leaked and required remediation in the past. In addition, our handling of hazardous materials has sometimes resulted in spills in our shipyards and occasionally in adjacent rivers and waterways in which we operate.

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

In addition to fines, penalties, and criminal sanctions, environmental laws and regulations may require the installation of costly pollution control equipment or operational changes to limit pollution emissions or discharges and/or to decrease the likelihood of accidental hazardous material releases. We anticipate incurring future costs to comply with federal and state environmental laws and regulations related to the cleanup of pollutants released into the environment. Moreover, if we violate the Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the "Excluded Parties List" maintained by the General Services Administration, which would continue until the EPA concluded the cause of the violation was cured. Facilities on the "Excluded Parties List" are prohibited from working on any U.S. Government contract.

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

Failure to properly store, handle and dispose of nuclear materials could pose a health risk to humans and wildlife and could cause personal injury and property damage, including environmental contamination. If a nuclear accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of remedial actions taken by us and emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions we might take in response to an accident could result in significant costs.

Our nuclear operations are subject to various safety related requirements imposed by the U.S. Navy, the DoE, and the Nuclear Regulatory Commission. In the event of noncompliance, these agencies may increase regulatory oversight, impose fines, or shut down our operations, depending on their assessment of the severity of the noncompliance. In addition, new or revised security and safety requirements imposed by the U.S. Navy, DoE, and Nuclear Regulatory Commission could require substantial capital and other expenditures.

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

We own patents, trademarks, copyrights, and other forms of intellectual property related to our business, and we license intellectual property rights to and from third parties. The U.S. Government generally receives non-exclusive licenses to certain intellectual property we develop in the performance of U.S. Government contracts, and the U.S. Government may use or authorize others to use such intellectual property. The U.S. Government is taking increasingly aggressive positions both as to the intellectual property to which they believe government use rights apply and to the acquisition of broad license rights. If the U.S. Government is successful in these efforts, our intellectual property on which we depend to compete and our access to and use of certain supplier intellectual property could be negatively affected.

We also rely upon proprietary technology, information, processes, and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors, and other parties, as well as through other measures. These agreements and other measures may not, however, adequately protect the trade secrets on which we depend to compete.

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

General Risk Factors

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We seek to insure our significant risks and potential liabilities that are insurable, including, among others, property loss from natural disasters, product liability, and business interruption resulting from an insured property loss. In some circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage we can reasonably purchase may not be sufficient to cover the full amount of actual losses or liabilities incurred, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business can make it difficult to quantify the disruptive impact and loss resulting from such events. Limitations on the availability of insurance coverage may result in us incurring substantial costs for uninsured losses, which could have a material adverse effect on our financial position, results of operations, or cash flows. Even in cases for which we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows, and, in the event of litigation with an insurance carrier, an outcome unfavorable to us may have a material adverse effect on our financial position, results of operations, or cash flows.

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

Strategic acquisitions and investments involve risks and uncertainties.

As part of our business strategy, we identify and evaluate potential acquisitions and investments. When evaluating such transactions, we make significant judgments regarding the values of business opportunities, technologies, and other assets, the risks and costs of potential liabilities, and the future prospects of strategic acquisitions. Acquisitions and investments also involve other risks and uncertainties, including the integration of acquired businesses, challenges achieving strategic objectives and other benefits anticipated from acquisitions or investments, the diversion of management attention and resources from our existing operations and other initiatives, the potential impairment of acquired assets, and the potential loss of key employees of acquired businesses. Our financial results, business, and future prospects could be adversely affected by unanticipated performance issues at acquired businesses, transaction-related charges, unexpected liabilities, amortization of expenses related to purchased intangible assets, and impairment charges on goodwill and purchased intangible assets.

There can be no assurance we will continue to increase our dividends or to repurchase shares of our common stock at current levels.

The payment of cash dividends and repurchases of our common stock are subject to limitations under applicable law and the discretion of our board of directors, considered in the context of then current conditions, including our earnings, other operating results, and capital requirements. Declines in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit our ability under Delaware law to pay dividends and repurchase shares in the future. In addition, the timing and amount of share repurchases under board approved share repurchase programs are within the discretion of management and depend upon many factors, including our share price, results of operations, capital requirements, and general business conditions, as well as applicable law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments.

ITEM 2. PROPERTIES

Our principal properties are located in Huntsville, Alabama; Pascagoula, Mississippi; Fairfax, Hampton, Newport News, Suffolk, and Virginia Beach, Virginia; and Washington, D.C.
Ingalls - The primary properties comprising our Ingalls operating segment are located in Pascagoula, Mississippi.

Our Pascagoula shipyard is a primary builder of major surface warships for the U.S. Navy and has modernized dozens of other naval ships. It is the only U.S. shipyard in recent years to develop and build six different classes of ships for the U.S. Navy and U.S. Coast Guard. Our facilities in Pascagoula are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 46 years of the lease and beyond.

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

Technical Solutions - The properties comprising our Technical Solutions operating segment are located throughout the United States. Our properties located in Fairfax and Virginia Beach, Virginia; Huntsville, Alabama; Orlando, Florida; San Antonio, Texas; Aberdeen and Annapolis Junction, Maryland; Bremerton, Washington; and Honolulu, Hawaii, primarily provide DFS services. Properties located in Pocasset, Massachusetts; Mayport and Panama City, Florida; and Hampton and Virginia Beach, Virginia, primarily provide unmanned systems. Properties located in Newport News, Virginia primarily provide nuclear and environmental services.
We believe our physical facilities and equipment are generally well maintained, in good operating condition, and satisfactory for our current needs. We have undertaken substantial capital expenditure programs at our Ingalls and Newport News segments intended to increase our competitiveness and enable us to meet future obligations under our growing shipbuilding program backlog.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 15: Investigations, Claims and Litigation in Item 8.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "HII".

Stockholders

The approximate number of our common stockholders was 14,667 as of February 5, 2021.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders will be held on April 29, 2021. The meeting will be held either through a virtual format or in person in Newport News, Virginia.

Stock Performance Graph
The following graph compares the total return on a cumulative basis of $100 invested in our common stock on January 1, 2016, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Select Index.

Total Stockholder Returns
Index Value ($)
250
200
150
100
50
1/1/2016
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
HII
S&P A&D Select
S&P 500

◦The cumulative total return assumes reinvestment of dividends.
◦The S&P Aerospace & Defense Select Index is comprised of The Boeing Company, General Dynamics Corporation, Huntington Ingalls Industries, Inc., L3 Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, Textron, Inc., and TransDigm Group Incorporated, among other companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 5, 2019, our board of directors authorized an increase in our stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of shares of our common stock have been recorded as treasury stock. The following table summarizes information by month relating to purchases made by us or on our behalf during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2020 through October 31, 2020	—	$—	—	$1,142.3
November 1, 2020 through November 30, 2020	—	—	—	1,142.3
December 1, 2020 through December 31, 2020	—	—	—	1,142.3
Total	—	$—	—	$1,142.3

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

	Year Ended December 31
($ in millions, except per share amounts)	2020	2019	2018	2017	2016
Sales and service revenues(1)	$9,361	$8,899	$8,176	$7,441	$7,068
Goodwill impairment	—	29	—	—	—
Operating income	799	736	951	881	876
Net earnings	696	549	836	479	573
Total assets	8,157	7,031	6,383	6,374	6,352
Long-term debt (2)	1,686	1,286	1,283	1,279	1,278
Total long-term obligations	4,030	3,553	3,038	3,225	3,356
Net cash provided by operating activities	1,093	896	914	814	822
Free cash flow (3)	757	460	512	453	537
Dividends declared per share	$4.23	$3.61	$3.02	$2.52	$2.10
Basic earnings per share	$17.14	$13.26	$19.09	$10.48	$12.24
Diluted earnings per share	$17.14	$13.26	$19.09	$10.46	$12.14

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. We also provide a range of services to the governmental and energy markets through our Technical Solutions segment. Headquartered in Newport News, Virginia, HII employs approximately 42,000 people both domestically and internationally.

We conduct most of our business with the U.S. Government, primarily the DoD. As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Technical Solutions segment provides a wide range of professional services, including DFS, nuclear and environmental, and unmanned systems.

The following discussion should be read along with the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Business Environment

COVID-19 Pandemic - The COVID-19 global pandemic has had wide ranging effects on the global health environment and disrupted the global and U.S. economies and financial markets, including impacts to our employees, customers, suppliers, and communities (collectively, “COVID-19 Events”). COVID-19 Events are also impacting our operations, and the continuing impacts are uncertain. The most significant elements of uncertainty have been the intensity and duration of the impact on our employees’ ability to work effectively, disruption in our supply chain, disruption of the U.S. Government's and our other customers' abilities to perform their obligations, and impact on pension assets and other investment performance.

We are aggressively managing our response to the uncertainties regarding COVID-19 Events. Our primary focus has been to minimize the risk to our employees by updating leave policies, increasing telecommuting, and making benefits changes to provide employees maximum flexibility. We have also adjusted policies and workspaces to align with Centers for Disease Control and Prevention (“CDC”) guidelines and to support social distancing, including increased sanitation efforts, personal protective equipment for employees, and suspension of all non-essential work travel. As a result, we have incurred and expect to continue incurring costs related to COVID-19 Events, including paid leave, quarantining employees and recurring facility cleaning. While our shipyards and other facilities remain open and productive, we experienced temporary decreases in workforce attendance, which impacted our operations due to delay and disruption from the lack of availability of critical skills and out-of-sequence work. As of December 31, 2020, workforce attendance has returned to standard rates.

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

While costs related to COVID-19 Events are allowable under U.S. Government contracts, our contract estimates reflect margin impact uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed price and fixed price incentive contracts, or may not be adequately covered by insurance. Our reinsurers have failed to acknowledge coverage for various losses related to COVID-19, and we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. Although we believe that our position is well-founded, no assurance can be provided regarding the ultimate resolution of this matter. See Note 15: Investigations, Claims, and Litigation in Item 8.

We also have no assurance that Congress will appropriate sufficient funds to cover the reimbursement of costs contemplated by the CARES Act. For the year ended December 31, 2020, we recognized across all of our programs an aggregate unfavorable impact on operating margin of $61 million for delay and disruption cost estimates directly attributable to COVID-19 Events. We also are deferring certain payroll taxes pursuant to the CARES Act, which has the effect of increasing our cash from operations in 2020, but reducing cash from operations in 2021 and 2022.

We have also focused on actively supporting our customers, suppliers and communities. We have been proactive in engaging with our U.S. Government customers regarding future contract adjustments. While there has been no change in contract terms or substantial degradation in timely payments from customers, we have experienced delays in decisions on certain contract awards. We are unable to predict how our customers will allocate resources in the future as they react to the evolving demands of the COVID-19 response. We have accelerated payments to small business suppliers in an effort to minimize supply chain disruption. To complement these efforts, we took actions to enhance liquidity and strengthen our balance sheet by issuing $1 billion in new senior notes and entering into an incremental $500 million revolving credit facility. While we decided to temporarily halt stock repurchases during this time of uncertainty, we view share repurchases as an integral part of our capital allocation strategy. We intend to resume share repurchases once we see sustained normalization of activity related to COVID-19.

While there remains substantial uncertainty regarding the impact of COVID-19 Events going forward, our crisis management team meets regularly to assess the COVID-19 environment and prioritizes our flexibility to respond to new developments. Our employees, suppliers, customers, and communities have faced significant challenges, and we cannot predict how the COVID-19 environment will continue to evolve or the full impact it will have. For further information on the potential impact of COVID-19 Events to the company, see Item 1A “Risk Factors”.

U.S. Government Contracts - Long-term uncertainty exists with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

The fiscal year 2021 budget cycle ultimately concluded with the passage and enactment of defense authorization and defense appropriations measures. Both pieces of legislation broadly supported shipbuilding programs, including funding and authority for an additional Virginia class submarine, the bundled purchase of LHA 9 (unnamed) with LPD 32 (unnamed) and LPD 33 (unnamed), and long-lead material for an additional Arleigh Burke class (DDG 51) destroyer. The final bills also continued support of the dual purchase of Enterprise (CVN 80) and Doris Miller (CVN 81), as well as the Refueling and Complex Overhaul of USS John C. Stennis (CVN 74).

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

We also anticipate that the U.S. Navy's warfighting strategy will continue to emphasize sea control and sea denial that enables power projection against adversaries with long-range weapons and full-spectrum joint domain capabilities. Additionally, the Navy will likely continue to employ the evolving concept of Distributed Maritime Operations ("DMO"), which features multiple sensors and shooters that are widely dispersed across a broad range of manned and unmanned platforms and linked through resilient networks. For the United States Marine Corps ("USMC"), the Commandant's guidance returns the Corps to its maritime roots by evolving from a force requirement of 38 large amphibious warships in support of “2.0” Marine Expeditionary Brigades to a force trained and equipped as a naval expeditionary force-in-readiness and prepared to operate inside actively contested maritime spaces in support of fleet operations. In addition to employment of assets such as LHAs, LPDs, and dock landing ships ("LSD"), the USMC’s anticipated force may also feature an expanded assortment of smaller platforms, landing craft, and connectors that are manned, minimally-manned, and unmanned and exploit autonomy and artificial intelligence.

In December 2019, the Chief of Naval Operations released "Fragmentary Order 01/2019: A Design for Maintaining Maritime Superiority". The order was written to simplify, prioritize, and build upon the foundation of “Design 2.0,” released in 2018, and focus the U.S. Navy’s efforts on "Warfighting, Warfighters, and the Future Navy". The end-state for the “Warfighting” tenet is a U.S. Navy that is ready to win across the full range of military operations in competition, crisis, and contingency by persistently operating forward with agility and flexibility in an all-domain battlespace. The end-state for the “Warfighters” tenet is a world-class naval force through recruitment, education, training, and retention of talented Americans – a force that empowers U.S. Navy families. The end-state for the “Future Navy” tenet envisions a fleet designed to ensure the wholeness of combat capability and lethal forces maximizing the benefits of DMO, Expeditionary Advanced Base Operations, and Littoral Operations in a contested environment. Manned and unmanned technology will be used to expand reach, lethality, and warfighter awareness.

While the force objective of 355 ships has been memorialized as national policy by the 2018 SHIPS Act, both the Congressional Research Service and Congressional Budget Office have estimated that additional ships would need to be added to the U.S. Navy’s 30-year plan to achieve an objective of 355 ships or greater unless the Navy extends the service lives of existing ships and reactivates recently retired ships.

In December 2020, the outgoing Administration released its vision for the Navy’s future force structure in a fiscal year 2022 30-year Navy shipbuilding plan. The plan envisions achievement of the Navy’s force-level goal through a distributed fleet architecture, including 382 to 446 manned ships and 143 to 242 large unmanned vehicles by 2045. The incoming Administration can choose to adopt, revise, or set aside this plan, and is required by law to submit a fiscal year 2022 30-year (fiscal year 2022-fiscal year 2051) Navy shipbuilding plan in conjunction with its proposed fiscal year 2022 defense budget. Although the executive branch is required by law to submit a 30-year shipbuilding plan each year in conjunction with its annual budget submission, previous Administrations have sometimes chosen not to submit a 30-year shipbuilding plans during their first year in office in order to spend that year reviewing and revising the defense strategy, plans, and programs upon which future 30-year shipbuilding plans will be based.

In January 2021, the Chief of Naval Operations released his 2021 Navigation Plan, which echoes the themes of the fiscal year 2022 shipbuilding plan and details how the Navy will focus on improving its readiness, capability, and capacity in the next decade to maintain its advantage at sea. In particular, the plan calls for the U.S. to modernize the fleet and take advantage of emerging technologies. The plan also states the Navy needs to improve planning maintenance availabilities, improve operational level maintenance practices, and provide predictable requirements to industry. Additionally, the plan anticipates that the Navy will have to divest from some programs to build naval power in other areas. This includes planned divestment of some legacy platforms and transfer of non-core missions to other military services.

The shipbuilding defense industry, as characterized by its competitors, customers, suppliers, potential entrants, and substitutes, is unique in many ways. It is heavily capital and skilled labor intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by an increasingly fragile supplier base that has trended toward exclusive providers. Smaller shipyards, however, have entered the market to build the U.S. Navy's littoral combat ship and the market for the future frigate program.

The DoD continues to adjust its procurement practices and streamline acquisition organizations and processes in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. Additionally, the U.S. Navy must compete with other national priorities, including other defense activities, non-defense discretionary spending, supplemental spending for COVID-19 relief, and entitlement programs, for a share of federal budget funding. While the impact to our business resulting from these developments remains uncertain, they could have a material impact on current programs, as well as new business opportunities with the DoD. See Risk Factors in Item 1A.

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
We have incorporated realized and estimated future effects of COVID-19 Events, based upon current conditions and our judgment of the future impacts of COVID-19 Events, with respect to contract costs and revenue recognition, effective income tax rates, and the fair values of our long-lived assets, financial instruments, intangible assets, and goodwill recorded at our reporting units. See Note 2: Basis of Presentation in Item 8.

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

For the years ended December 31, 2020, 2019, and 2018, favorable and unfavorable cumulative catch-up adjustments were as follows:

	Year Ended December 31
($ in millions)	2020	2019	2018
Gross favorable adjustments	$244	$247	$225
Gross unfavorable adjustments	(273)	(151)	(115)
Net adjustments	$(29)	$96	$110

For the year ended December 31, 2020, favorable cumulative catch-up adjustments included risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, naval nuclear support services, the San Antonio class (LPD 17) program, and other individually insignificant adjustments.

During the same period, unfavorable cumulative catch-up adjustments were primarily driven by $111 million in the second quarter of 2020 on the Block IV boats of the Virginia class (SSN 774) submarine program, including $95 million for cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends. Our risk retirement assumptions on Block IV boats anticipated boat-to-boat cost and schedule improvements working down the learning curve, but performance trends, exacerbated by the COVID-19 Events, made those improvements less likely to occur. Unfavorable cumulative catch-up adjustments on the Block IV boats of the Virginia class (SSN 774) submarine program also included $16 million from delay and disruption directly attributable to COVID-19 Events due to lower employee attendance, decreased availability of critical skills, and out-of-sequence work. Unfavorable cumulative catch-up adjustments across all programs resulting from delay and disruption cost estimates for discrete COVID-19 Events were $61 million, including $16 million in relation to the Block IV boats of the Virginia class (SSN 774) submarine program, discussed above.

For the year ended December 31, 2019, favorable cumulative catch-up adjustments were related to contract changes on submarine support services, risk retirement on the Legend class NSC program, surface combatants, and the RCOH of USS George Washington (CVN 73), as well as other individually insignificant adjustments. During the same period, unfavorable cumulative catch-up adjustments included recognition of a forward loss on a fleet support services contract and schedule delays on USS Tripoli (LHA 7), as well as other individually insignificant adjustments.

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

Purchase Accounting, Goodwill, and Intangible Assets
Goodwill - Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. The amount of our goodwill as of December 31, 2020 and 2019, was $1,617 million and $1,373 million, respectively.

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

November 30, 2020 Impairment Test - In connection with our annual goodwill impairment test, we tested goodwill for each of our three reporting units with goodwill balances. As a result of our annual goodwill impairment test, we estimated that the fair value of the Government Services reporting unit within the Technical Solutions segment exceeded carrying value by less than 10%. We determined that the estimated fair values of our remaining reporting units exceeded by more than 10% their corresponding carrying values as of November 30, 2020.

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

Our determination of fair value as of November 30, 2019, of our oil and gas reporting unit considered the slower than expected growth in operating margin, a revised long-term outlook for the reporting unit, and less favorable market conditions. The analysis concluded the fair value of this reporting unit was less than its carrying value as of November 30, 2019, and we recorded a goodwill impairment charge of $29 million at our oil and gas reporting unit in our Technical Solutions segment in the fourth quarter of 2019.

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

Asset Retirement Obligations - We record all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and contractual lease restoration obligations. Recorded amounts as of each of December 31, 2020 and 2019, were immaterial. See Note 2: Summary of Significant Accounting Policies in Item 8.

We also have known conditional asset retirement obligations related to assets currently in use, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2020, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. Environmental remediation and/or asset decommissioning of facilities currently in use may be required when we cease to utilize these facilities. In addition, there may be conditional environmental asset retirement obligations that we have not yet discovered (for example, asbestos of which we have not become aware through normal business operations may exist in certain buildings), and these obligations have therefore not been included in our consolidated financial statements.

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
Uncertain Tax Positions - Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. We recognize the amount of a tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties and accrued interest related to unrecognized tax benefits are recognized as a component of income tax expense. See Note 13: Income Taxes in Item 8. Changes in accruals associated with unrecognized tax benefits are recorded in earnings in the period they are determined.

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

Effective January 1, 2021, we adopted the Safe Harbor methodology used in determining CAS pension costs. Under the new methodology, the interest rates used to calculate pension liabilities under CAS are consistent with those used in the determination of minimum funding requirements under ERISA.

This change in CAS methodology is not expected to have a material effect on our minimum pension funding requirements and no effect on benefits received by participants of the pension plans. While CAS costs under the new methodology are generally expected to be comparable over the life of a plan on a net present value basis, the change is expected to decrease CAS costs due to the higher interest rates applicable with funding relief, thus resulting in a lower FAS/CAS Adjustment. Based on current interest rate conditions, we also expect that pension contributions will decrease in substantially the same amount as CAS costs, with limited impact to cash flows and consolidated segment operating income.

Pension funding requirements under ERISA are subject to pension relief for plan sponsors in the form of higher interest rate assumptions introduced by the Moving Ahead for Progress in the 21st Century Act and subsequently extended by the Highway and Transportation Funding Act in 2014 and The Bipartisan Budget Act of 2015. Using these minimum funding interest rates for the purposes of determining pension costs under CAS reduces volatility in CAS costs year-over-year and provides more predictable costs for our customers, while better aligning reimbursements of pension costs under our contracts with our required pension plan contributions under ERISA.

Due to the differences in requirements and calculation methodologies between FAS and CAS, our FAS pension expense is not necessarily indicative of the funding requirements under PPA or the amounts we recover from the U.S. Government under CAS.

Assumptions - We account for our retirement related benefit plans on the accrual basis under FAS. The measurements of obligations, costs, assets, and liabilities require significant judgment. We annually review our assumptions, which are set at each year end and generally not changed during the following year unless a major plan event occurs, such as an amendment, curtailment, or settlement that would trigger a remeasurement. The key assumptions in these measurements are the interest rate used to discount future benefit payments and the expected long-term rate of return on plan assets.

Discount Rate - The assumed discount rate under FAS is used to determine the retirement related benefit plan obligations and expense, and represents the hypothetical rate at which plan benefit obligations could be effectively settled at the measurement date. Consequently, the discount rate can be volatile from year to year. The discount rate assumption is determined for each plan by constructing a hypothetical portfolio of high quality bonds with cash flows that match the estimated outflows for future benefit payments to determine a single equivalent discount rate. Benefit payments are not only contingent on the terms of a plan but also on the underlying participant demographics, including current age and assumed mortality. We use only bonds that are denominated in U.S. Dollars, are rated Aa or better by nationally recognized statistical rating agencies, have a minimum outstanding issue of $100 million as of the measurement date, and are not callable, convertible, or index-linked.

Taking into consideration the factors noted above, our weighted average discount rate for pension plans was 2.80% and 3.39% as of December 31, 2020 and 2019, respectively. Our weighted average discount rate for other postretirement benefits was 2.75% and 3.35% as of December 31, 2020 and 2019, respectively.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. Historical plan asset performance alone has inherent limitations in predicting future returns. While studies are helpful in understanding past and current trends and performance, the rate of return assumption is based more on long-term prospective views to avoid short-term market influences. Unless plan assets and benefit obligations are subject to re-measurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year. We used a 7.25% expected long-term rate of return assumption to record 2020 pension expense, and we anticipate retaining that assumption throughout 2021.

Mortality - Mortality assumptions are used to determine the retirement related benefit obligations and expense, and represent the likelihood and duration of benefit payments to plan participants based on historical experience and projected longevity. We periodically update our mortality assumptions as circumstances warrant.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive loss. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2020, the actual return on assets was approximately 15%, which was more than the expected return assumption of 7.25%. For the year ended December 31, 2020, the weighted average discount rates for our pension and other postretirement benefit plans decreased by 59 and 60 basis points, respectively. These differences in asset returns and discount rates resulted in an actuarial gain of $541 million and an actuarial loss of $780 million, respectively, for the year ended December 31, 2020.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pension expense and obligations:

($ in millions)	Increase (Decrease) in 2021 Expense	Increase (Decrease) in December 31, 2020 Obligations
25 basis point decrease in discount rate	$29	$347
25 basis point increase in discount rate	(28)	(327)
25 basis point decrease in expected return on assets	19
25 basis point increase in expected return on assets	(19)

Assuming a 7.25% expected return on assets assumption, a $50 million pension plan contribution is generally expected to favorably impact the current year expected return on assets by approximately $2 million, depending on the timing of the contribution.

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

The FAS/CAS Adjustments in 2020, 2019, and 2018 were net benefits of $367 million, $136 million, and $364 million, respectively. The favorable change from 2019 to 2020 was primarily driven by more immediate recognition of the 2019 asset gains under FAS and the impacts of lower discount and interest rates. The unfavorable change from 2018 to 2019 was primarily driven by more immediate recognition of the 2018 asset losses under FAS and the impacts of higher discount and interest rates. Our projected 2021 FAS/CAS Adjustment is discussed in Consolidated Operating Results - Operating Income.

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

Accumulated Other Comprehensive Loss - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive loss, along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 18: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial losses as of December 31, 2020 and 2019 were $2,007 million and $1,855 million, respectively. The increase in actuarial losses in 2020 was primarily driven by a $780 million actuarial loss due to the decrease in the discount rates used to determine benefit obligations and $102 million of amortization of previously unrecognized actuarial losses, partially offset by actual asset returns, which were $541 million above expected returns.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2020 and 2019 were $85 million and $50 million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The change in unrecognized prior service costs (credits) in 2020 resulted from plan amendments and the amortization of previously accumulated prior service costs (credits).

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans and participate in federally administered second injury workers' compensation funds. We estimate the liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. Related self-insurance accruals include the liability for reported claims and an estimated accrual for claims incurred but not reported. Our workers' compensation liability was discounted at 0.92% and 1.92% as of December 31, 2020 and 2019, respectively, based on future payment streams and a risk-free rate. We estimate a 100 basis points increase in the discount rate would decrease the discounted workers compensation benefit and assessment obligation by approximately $66 million. Decreasing the discount rate by 100 basis points to 0.00%, while not allowing the interest rate to be negative, increases the discounted workers compensation benefit and assessment obligation by approximately $76 million. The workers' compensation benefit obligation on an undiscounted basis was $752 million and $802 million as of December 31, 2020 and 2019, respectively.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for further information.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
Sales and service revenues	$9,361	$8,899	$8,176	$462	5%	$723	9%
Cost of product sales and service revenues	7,691	7,368	6,385	323	4%	983	15%
Income from operating investments, net	32	22	17	10	45%	5	29%
Other income and gains	1	—	14	1	—%	(14)	(100)%
General and administrative expenses	904	788	871	116	15%	(83)	(10)%
Goodwill impairment	—	29	—	(29)	(100)%	29	—%
Operating income	799	736	951	63	9%	(215)	(23)%
Interest expense	(114)	(70)	(58)	(44)	(63)%	(12)	(21)%
Non-operating retirement benefit (expense)	119	12	74	107	892%	(62)	(84)%
Other, net	6	5	4	1	20%	1	25%
Federal and foreign income taxes	114	134	135	(20)	(15)%	(1)	(1)%
Net earnings	$696	$549	$836	$147	27%	$(287)	(34)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
Product sales	$6,850	$6,265	$6,023	$585	9%	$242	4%
Service revenues	2,511	2,634	2,153	(123)	(5)%	481	22%
Sales and service revenues	$9,361	$8,899	$8,176	$462	5%	$723	9%

2020 - Product sales in 2020 increased $585 million, or 9%, from 2019. Product sales at our Ingalls segment increased $143 million in 2020, primarily as a result of higher volumes in amphibious assault ships and surface combatants, partially offset by lower volume in the Legend class NSC program. Newport News product sales increased $366 million in 2020, primarily as a result of higher volumes in aircraft carriers and submarines, partially offset by lower volume on commercial nuclear products. Technical Solutions product sales increased $76 million in 2020, primarily as a result of the acquisition of Hydroid, Inc. ("Hydroid") in March 2020.

Service revenues in 2020 decreased $123 million, or 5%, from 2019. Service revenues at our Ingalls segment decreased $21 million in 2020, as a result of lower volumes in amphibious assault ship services. Service revenues at our Newport News segment decreased $30 million in 2020, primarily as a result of lower volumes in aircraft carrier services, partially offset by higher volumes in naval nuclear support and submarine services. Service revenues at our Technical Solutions segment decreased $72 million in 2020, primarily as a result of lower volumes at our San Diego Shipyard and on DFS, oil and gas, and nuclear and environmental services, partially offset by the acquisition of Hydroid in March 2020.

2019 - Product sales in 2019 increased $242 million, or 4%, from 2018. Product sales at our Ingalls segment decreased $71 million in 2019, primarily as a result of lower volumes in the Legend class NSC program, amphibious assault ships, and surface combatants. Newport News product sales increased $315 million in 2019, primarily as a result of higher volumes in aircraft carriers and submarines, partially offset by lower volume on commercial nuclear products. Technical Solutions product sales decreased $2 million in 2019.

Service revenues in 2019 increased $481 million, or 22%, from 2018. Service revenues at our Ingalls segment increased $18 million in 2019, as a result of higher volumes in amphibious assault ship services, partially offset by lower volumes in surface combatant services. Service revenues at our Newport News segment increased $120 million in 2019, primarily as a result of higher volumes in aircraft carrier and naval nuclear support services, partially offset by lower volume in submarine services. Service revenues at our Technical Solutions segment increased $343 million in 2019, primarily as a result of the addition of Fulcrum IT Services, LLC ("Fulcrum") and G2, Inc. ("G2"), as well as higher volumes in fleet support, oil and gas, and other DFS services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
Cost of product sales	$5,621	$5,158	$4,627	$463	9%	$531	11%
% of product sales	82.1%	82.3%	76.8%
Cost of service revenues	2,070	2,210	1,758	(140)	(6)%	452	26%
% of service revenues	82.4%	83.9%	81.7%
Income from operating investments, net	32	22	17	10	45%	5	29%
Other income and gains	1	—	14	1	—%	(14)	(100)%
General and administrative expenses	904	788	871	116	15%	(83)	(10)%
% of total sales and service revenues	9.7%	8.9%	10.7%
Goodwill impairment	—	29	—	(29)	(100)%	29	—%
Cost of sales and service revenues	$8,562	$8,163	$7,225	$399	5%	$938	13%

Cost of Product Sales

2020 - Cost of product sales in 2020 increased $463 million, or 9%, compared to 2019. Cost of product sales at our Ingalls segment increased $22 million in 2020, primarily as a result of the volume changes described above, partially offset by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive. Cost of product sales at our Newport News segment increased $480 million in 2020, primarily as a result of program cost growth and the volume increases described above. Cost of product sales at our Technical Solutions segment increased $65 million in 2020, primarily due to the higher volumes described above. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $104 million from 2019 to 2020.

Cost of product sales as a percentage of product sales declined from 82.3% in 2019 to 82.1% in 2020, primarily due to a favorable change in the Operating FAS/CAS Adjustment and higher risk retirement on Delbert D. Black (DDG

119), USS Tripoli (LHA 7), and Richard M. McCool Jr. (LPD 29), as well as year-to-year variances in contract mix, partially offset by unfavorable cumulative catch-up adjustments in the second quarter of 2020 of $111 million on Block IV boats of the Virginia class (SSN 774) submarine program, including $95 million for cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends, as well as $16 million from delay and disruption directly attributable to COVID-19 Events. The decrease in cost of product sales as a percentage of product sales was also offset by unfavorable cumulative catch-up adjustments in the second quarter of 2020 aggregating $61 million across all programs resulting from cost estimates for delay and disruption from discrete COVID-19 Events, including $16 million in relation to the Block IV boats of the Virginia class (SSN 774) submarine program discussed above.

2019 - Cost of product sales in 2019 increased $531 million, or 11%, compared to 2018. Cost of product sales at our Ingalls segment increased $54 million in 2019, primarily as a result of lower risk retirement in amphibious assault ships, partially offset by the lower volumes described above, as well as one time employee bonus payments in 2018 related to the Tax Act. Cost of product sales at our Newport News segment increased $349 million in 2019, primarily as a result of volume changes described above, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Cost of product sales at our Technical Solutions segment decreased $3 million in 2019, primarily due to the lower volumes described above. Cost of product sales related to the Operating FAS/CAS Adjustment increased $131 million from 2018 to 2019.

Cost of product sales as a percentage of product sales increased from 76.8% in 2018 to 82.3% in 2019, primarily due to an unfavorable change in the Operating FAS/CAS Adjustment, a workers' compensation benefit in 2018, lower risk retirement on the San Antonio class (LPD 17) program and USS Tripoli (LHA 7), and year-to-year variances in contract mix, partially offset by higher risk retirement on the RCOH of USS George Washington (CVN 73) and one time employee bonus payments in 2018 related to the Tax Act.

Cost of Service Revenues

2020 - Cost of service revenues in 2020 decreased $140 million, or 6%, compared to 2019. Cost of service revenues at our Ingalls segment decreased $10 million in 2020, primarily as a result of the volume changes described above, partially offset by recovery of losses on a long-term design contract in 2019. Cost of service revenues at our Newport News segment decreased $12 million in 2020, primarily as a result of the volume changes described above, partially offset by lower risk retirement on naval nuclear support services. Cost of service revenues at our Technical Solutions segment decreased $98 million in 2020, primarily as a result of the volume changes described above, partially offset by a loss on a fleet support services contract in 2019. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $20 million from 2019 to 2020.

Cost of service revenues as a percentage of service revenues decreased from 83.9% in 2019 to 82.4% in 2020, primarily driven by a favorable change in the Operating FAS/CAS Adjustment, a loss on a fleet support services contract in 2019, and year-to-year variances in contract mix, partially offset by lower risk retirement on naval nuclear support services.

2019 - Cost of service revenues in 2019 increased $452 million, or 26%, compared to 2018. Cost of service revenues at our Ingalls segment increased $2 million in 2019, primarily as a result of the volume changes described above, partially offset by the recognition in 2018 of a loss on a long-term design contract and improved performance on surface combatant services. Cost of service revenues at our Newport News segment increased $68 million in 2019, primarily as a result of the volume changes described above. Cost of service revenues at our Technical Solutions segment increased $347 million in 2019, primarily as a result of the volume changes described above and a loss on a fleet support services contract, partially offset by one time employee bonus payments in 2018 related to the Tax Act. Cost of service revenues related to the Operating FAS/CAS Adjustment increased $35 million from 2018 to 2019.

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

2020 - Income from operating investments, net increased $10 million, or 45%, to $32 million in 2020 from $22 million in 2019. The increase resulted from higher equity income from our SRNS and MSTS investments.

2019 - Income from operating investments, net increased $5 million, or 29%, to $22 million in 2019 from $17 million in 2018. The increase resulted from higher equity income from our SRNS and N3B investments.

Other Income and Gains

2020 - Other income and gains in 2020 were consistent with 2019.

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

2020 - General and administrative expenses in 2020 increased $116 million, or 15%, compared to 2019. This increase was primarily driven by the acquisition of Hydroid and higher overhead costs and current state income tax expense, partially offset by favorable changes in non-current state income tax expense.

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

2019 - We recorded a goodwill impairment charge in 2019 of $29 million at our Technical Solutions segment. See Note 12: Goodwill and Other Intangible Assets in Item 8.

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

The following table reconciles operating income to segment operating income:

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
Operating income	$799	$736	$951	$63	9%	$(215)	(23)%
Operating FAS/CAS Adjustment	(248)	(124)	(290)	(124)	(100)%	166	57%
Non-current state income taxes	4	19	2	(15)	(79)%	17	850%
Segment operating income	$555	$631	$663	$(76)	(12)%	$(32)	(5)%

Segment Operating Income

2020 - Segment operating income in 2020 was $555 million, compared to $631 million in 2019. The decrease was driven by unfavorable cumulative catch-up adjustments in the second quarter of 2020 totaling $167 million from updated cost and schedule assumptions across all programs.

Included in the $167 million of unfavorable adjustments was $111 million related to Block IV boats of the Virginia class (SSN 774) submarine program for unfavorable cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends. Our risk retirement assumptions on Block IV boats anticipated boat-to-boat cost and schedule improvements working down the learning curve, but performance trends, exacerbated by COVID-19 Events, made those improvements less likely to occur. Also included in the $167 million of unfavorable adjustments was $61 million for the margin impact of delay and disruption cost estimates across all programs from discrete COVID-19 Events, including $16 million relating to Block IV boats of the Virginia class (SSN 774) submarine program, which was included in the $111 million unfavorable adjustments noted above. These unfavorable margin adjustments were partially offset by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, higher risk retirement and improved performance on USS Tripoli (LHA 7) and Richard M. McCool Jr. (LPD 29), and a loss on a fleet support services contract in 2019.

2019 - Segment operating income in 2019 was $631 million, compared to $663 million in 2018. The decrease was primarily due to favorable changes in workers' compensation expense in 2018, a goodwill impairment at our Technical Solutions segment, lower risk retirement on the San Antonio class (LPD 17) program and USS Tripoli (LHA 7), a loss on a fleet support services contract, and recoveries related to a 2018 settlement agreement at our Ingalls segment, partially offset by contract changes on submarine support services, higher volume at our Newport News segment, higher risk retirement on the RCOH of USS George Washington (CVN 73), and one time employee bonus payments in 2018 related to the Tax Act.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
FAS expense	$(70)	$(139)	$(91)	$69	50%	$(48)	(53)%
CAS cost	437	275	455	162	59%	(180)	(40)%
FAS/CAS Adjustment	367	136	364	231	170%	(228)	(63)%
Non-operating retirement expense	(119)	(12)	(74)	(107)	(892)%	62	84%
Operating FAS/CAS Adjustment	$248	$124	$290	$124	100%	$(166)	(57)%

2020 - The Operating FAS/CAS Adjustment in 2020 was a net benefit of $248 million, compared to a net benefit of $124 million in 2019. The favorable change was primarily driven by the more immediate recognition of lower interest rates under CAS.

2019 - The Operating FAS/CAS Adjustment in 2019 was a net benefit of $124 million, compared to a net benefit of $290 million in 2018. The unfavorable change was primarily driven by the more immediate recognition of higher interest rates under CAS.

We expect the FAS/CAS Adjustment in 2021 to be a net benefit of approximately $18 million ($28 million FAS and $46 million CAS), primarily driven by the more immediate recognition of the 2020 asset returns under FAS and the more immediate recognition of higher interest rates under CAS.

We expect the Operating FAS/CAS Adjustment in 2021 to be a net expense of approximately $163 million ($209 million FAS and $46 million CAS), primarily driven by the more immediate recognition of higher interest rates under CAS. The expected FAS/CAS Adjustment is subject to change during 2021, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with updated census data and other items later in the year.

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

2020 - Non-current state income tax expense in 2020 was $4 million, compared to $19 million in 2019. The decrease in non-current state income tax expense was driven by a decrease in deferred state income tax expense. The decrease in deferred state income tax expense was primarily attributable to an increase in expenses that are not currently deductible for income tax purposes and pension related adjustments.

2019 - Non-current state income tax expense in 2019 was $19 million, compared to $2 million in 2018. The increase in non-current state income tax expense was driven by an increase in deferred state income tax expense and state unrecognized tax benefits. The increase in deferred state income tax expense was primarily attributable to changes in the timing of contract taxable income and pension related adjustments.

Interest Expense

2020 - Interest expense in 2020 was $114 million, compared to $70 million in 2019. The increase was primarily a result of costs associated with the early redemption of $600 million aggregate principal amount of our 5.000% senior notes due 2025 and the issuance in 2020 of $500 million aggregate principal amount of 3.844% senior notes due 2025 and $500 million aggregate principal amount of 4.200% senior notes due 2030, partially offset by reduced borrowing on the credit facilities.

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

2020 - A favorable change in the non-operating retirement benefit (expense) of $107 million from 2019 to 2020 was primarily driven by higher 2019 returns on plan assets.

2019 - An unfavorable change in the non-operating retirement benefit (expense) of $62 million from 2018 to 2019 was primarily driven by lower 2018 returns on plan assets.

Federal and Foreign Income Taxes

2020 - Our effective tax rate on earnings from continuing operations was 14.1% in 2020, compared to 19.6% in 2019. The decrease in our effective tax rate for 2020 was primarily attributable to favorable adjustments related to research and development tax credits for prior tax years.

2019 - Our effective tax rate on earnings from continuing operations was 19.6% in 2019, compared to 13.9% in 2018. The increase in our effective tax rate for 2019 was primarily attributable to claims for higher research and development tax credits for prior tax years recorded in 2018.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,678	$2,555	$2,607	$123	5%	$(52)	(2)%
Newport News	5,571	5,231	4,796	340	6%	435	9%
Technical Solutions	1,268	1,237	906	31	3%	331	37%
Intersegment eliminations	(156)	(124)	(133)	(32)	(26)%	9	7%
Sales and service revenues	$9,361	$8,899	$8,176	$462	5%	$723	9%
Operating Income
Ingalls	$281	$235	$313	$46	20%	$(78)	(25)%
Newport News	233	410	330	(177)	(43)%	80	24%
Technical Solutions	41	(14)	20	55	393%	(34)	(170)%
Segment operating income	555	631	663	(76)	(12)%	(32)	(5)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	248	124	290	124	100%	(166)	(57)%
Non-current state income taxes	(4)	(19)	(2)	15	79%	(17)	(850)%
Operating income	$799	$736	$951	$63	9%	$(215)	(23)%

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

Ingalls

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,678	$2,555	$2,607	$123	5%	$(52)	(2)%
Segment operating income	281	235	313	46	20%	(78)	(25)%
As a percentage of segment sales	10.5%	9.2%	12.0%

Sales and Service Revenues

2020 - Ingalls revenues, including intersegment sales, increased $123 million, or 5%, in 2020 compared to 2019, primarily driven by higher revenues in surface combatants and amphibious assault ships, partially offset by lower revenues in the Legend class NSC program. Surface combatant revenues increased due to higher volumes on Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), USS Delbert D. Black (DDG 119), Sam Nunn (DDG 133), George M. Neal (DDG 131), and Thad Cochran (DDG 135), partially offset by lower volumes on USS Fitzgerald (DDG 62) restoration and modernization, USS Paul Ignatius (DDG 117), Frank E. Petersen Jr. (DDG 121), and Jack H. Lucas (DDG 125). Amphibious assault ship revenues increased as a result of higher volumes on Harrisburg (LPD 30), Pittsburgh (LPD 31), LHA 9 (unnamed), Fort Lauderdale (LPD 28), and Richard M. McCool Jr. (LPD 29), partially offset by lower volumes on USS Tripoli (LHA 7), LPD life cycle services, and Bougainville (LHA 8). Revenues on the Legend class NSC program decreased due to lower volumes on Midgett (NSC 8) and Friedman (NSC 11), partially offset by higher volume on Calhoun (NSC 10).

2019 - Ingalls revenues, including intersegment sales, decreased $52 million, or 2%, in 2019 compared to 2018, primarily driven by lower revenues in the Legend class NSC program, surface combatants, and amphibious assault ships. Revenues on the Legend class NSC program decreased due to lower volumes on Kimball (NSC 7), Midgett (NSC 8), and Stone (NSC 9), partially offset by higher volumes on NSC 11 (unnamed) and Calhoun (NSC 10). Surface combatant revenues decreased as a result of lower volumes on USS Delbert D. Black (DDG 119), USS Paul Ignatius (DDG 117), Frank E. Petersen Jr. (DDG 121), and Lenah H. Sutcliffe Higbee (DDG 123), partially offset by higher volumes on Ted Stevens (DDG 128), USS Fitzgerald (DDG 62) repair and restoration, Jeremiah Denton (DDG 129), Jack H. Lucas (DDG 125), and George M. Neal (DDG 131). Amphibious assault ship revenues decreased as a result of lower volumes on USS Tripoli (LHA 7), Fort Lauderdale (LPD 28), and the delivered USS Portland (LPD 27), as well as lower risk retirement on the San Antonio class (LPD 17) program, partially offset by higher volumes on Bougainville (LHA 8), Harrisburg (LPD 30), Richard M. McCool Jr. (LPD 29), and LPD Planning Yard and Life Cycle Engineering and Services.

Segment Operating Income

2020 - Ingalls operating income in 2020 was $281 million, compared to income of $235 million in 2019. The increase was primarily driven by higher risk retirement on Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, as well as higher risk retirement and improved performance on USS Tripoli (LHA 7) and Richard M. McCool Jr. (LPD 29), partially offset by unfavorable adjustments across programs, including delay and disruption from COVID-19 Events.

2019 - Ingalls operating income in 2019 was $235 million, compared to income of $313 million in 2018. The decrease was primarily due to lower risk retirement on the San Antonio class (LPD 17) program and USS Tripoli (LHA 7) and recoveries related to a 2018 settlement agreement.

Newport News

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
Sales and service revenues	$5,571	$5,231	$4,796	$340	6%	$435	9%
Segment operating income	233	410	330	(177)	(43)%	80	24%
As a percentage of segment sales	4.2%	7.8%	6.9%

Sales and Service Revenues

2020 - Newport News revenues, including intersegment sales, increased $340 million, or 6%, in 2020 compared to 2019, primarily driven by higher revenues in aircraft carriers, submarines, and naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on Enterprise (CVN 80), the RCOH of USS John C. Stennis (CVN 74), and Doris Miller (CVN 81), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73), John F. Kennedy (CVN 79), and USS Gerald R. Ford (CVN 78). Submarine revenues increased primarily as a result of higher volumes on the Columbia class submarine program and the Virginia class (SSN 774) submarine program. The higher volumes on the Virginia class (SSN 774) submarine program was due to higher volumes on Block V boats, partially offset by lower volumes on Block III and Block IV boats. Naval nuclear support service revenues increased primarily as a result of higher volumes in carrier fleet support services.
2019 - Newport News revenues, including intersegment sales, increased $435 million, or 9%, in 2019 compared to 2018, primarily driven by higher revenues in aircraft carriers, submarines, and naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on Enterprise (CVN 80), the advance planning contract for the RCOH of USS John C. Stennis (CVN 74), and Doris Miller (CVN 81), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73) and John F. Kennedy (CVN 79). Submarine revenues related to the Virginia class (SSN 774) submarine program increased as a result of higher volumes on Block V and Block IV boats, offset by lower volumes on Block III boats. Naval nuclear support service revenues increased primarily as a result of contract changes on submarine support services and higher volume in facility maintenance services.

Segment Operating Income

2020 - Newport News operating income in 2020 was $233 million, compared to income of $410 million in 2019. The decrease was primarily due to unfavorable cumulative catch-up adjustments in the second quarter on Block IV boats of the Virginia class (SSN 774) submarine program for the reasons described above in "Segment Operating Results - Cumulative Adjustments” and 2019 contract changes on submarine support services.

2019 - Newport News operating income in 2019 was $410 million, compared to income of $330 million in 2018. The increase was primarily due to contract changes on submarine support services, the higher volumes described above, and higher risk retirement on the RCOH of USS George Washington (CVN 73), partially offset by favorable changes in workers' compensation expense in 2018.

Technical Solutions

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
Sales and service revenues	$1,268	$1,237	$906	$31	3%	$331	37%
Segment operating income	41	(14)	20	55	393%	(34)	(170)%
As a percentage of segment sales	3.2%	(1.1)%	2.2%

Sales and Service Revenues

2020 - Technical Solutions revenues, including intersegment sales, for the year ended December 31, 2020, increased $31 million, or 3%, compared to 2019, primarily due to the acquisition of Hydroid in 2020, partially offset by lower volume at our San Diego Shipyard following the conclusion of several repair contracts.

2019 - Technical Solutions revenues, including intersegment sales, for the year ended December 31, 2019, increased $331 million, or 37%, compared to 2018, primarily due to higher DFS revenues attributable to the additions of Fulcrum and G2, as well as higher oil and gas revenues.

Segment Operating Income

2020 - Operating income in the Technical Solutions segment for the year ended December 31, 2020, was $41 million, compared to an operating loss of $14 million in 2019. The increase was primarily due to a goodwill impairment at our oil and gas reporting unit and a loss on a fleet support services contract in 2019, as well as higher equity income from our nuclear and environmental joint ventures and improved performance on DFS services.

2019 - Operating loss in the Technical Solutions segment for the year ended December 31, 2019, was $14 million, compared to operating income of $20 million in 2018. The decrease was primarily due to a goodwill impairment at our oil and gas reporting unit and a loss on a fleet support services contract, partially offset by higher equity income from our nuclear and environmental joint ventures and one time employee bonus payments in 2018 related to the Tax Act.

BACKLOG

Total backlog as of December 31, 2020, was approximately $46.0 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,443	$1,758	$12,201	$9,062	$1,693	$10,755
Newport News	9,536	23,132	32,668	8,414	26,352	34,766
Technical Solutions	502	646	1,148	435	538	973
Total backlog	$20,481	$25,536	$46,017	$17,911	$28,583	$46,494

We expect approximately 17% of the $46.0 billion total backlog as of December 31, 2020, to be converted into sales in 2021. U.S. Government orders comprised substantially all of the backlog as of December 31, 2020 and 2019.

Awards

2020 - The value of new contract awards during the year ended December 31, 2020, was approximately $8.9 billion, comprised primarily of construction contracts for Pittsburgh (LPD 31), module sections for each of the first two Columbia class submarines, Sam Nunn (DDG 133), and Thad Cochran (DDG 135).

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

The following table summarizes key components of cash flow provided by operating activities:

	Year Ended December 31			2020 over 2019		2019 over 2018
($ in millions)	2020	2019	2018	Dollars	Percent	Dollars	Percent
Net earnings	$696	$549	$836	$147	27%	$(287)	(34)%
Depreciation and amortization	254	230	207	24	10%	23	11%
Provision for doubtful accounts	(1)	(6)	(4)	5	83%	(2)	(50)%
Stock-based compensation	23	30	36	(7)	(23)%	(6)	(17)%
Deferred income taxes	23	97	10	(74)	(76)%	87	870%
Loss (gain) on investments in marketable securities	(17)	(11)	—	(6)	(55)%	(11)	—%
Asset impairments	13	6	—	7	117%	6	—%
Retiree benefit funding in excess of expense	(176)	80	(454)	(256)	(320)%	534	118%
Goodwill impairment	—	29	—	(29)	(100)%	29	—%
Loss on early extinguishment of debt	21	—	—	21	—%	—	—%
Trade working capital decrease (increase)	257	(108)	283	365	338%	(391)	(138)%
Net cash provided by operating activities	$1,093	$896	$914	$197	22%	$(18)	(2)%

Cash Flows

We discuss below our major operating, investing, and financing activities for each of the three years in the period ended December 31, 2020, as classified in our consolidated statements of cash flows.

Operating Activities

2020 - Cash provided by operating activities was $1,093 million in 2020, compared to $896 million in 2019. The favorable change of $197 million in operating cash flow was primarily due to changes in trade working capital, partially offset by higher contributions to retiree benefit plans, higher income tax payments, and higher interest payments. The change in trade working capital was primarily driven by deferred payroll tax payments under the CARES Act, as well as the timing of receipts of accounts receivable and payments of accounts payable.

We expect cash generated from operations in 2021, in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

2019 - Cash provided by operating activities was $896 million in 2019, compared to $914 million in 2018. The decrease of $18 million in operating cash flow was primarily due to a change in trade working capital, partially offset by decreased funding of retiree benefit plans. The change in trade working capital was primarily driven by the timing of payments of accounts payable.
Investing Activities

2020 - Cash used in investing activities was $759 million in 2020, an increase of $132 million from 2019. The change in investing cash flow was driven by business acquisitions, including Hydroid, partially offset by lower capital expenditures in 2020 and the acquisition of Fulcrum in 2019.
For 2021, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 2.0% to 3.0% of annual revenues.

2019 - Cash used in investing activities was $627 million in 2019, an increase of $151 million from 2018. The change in investing cash flow was driven by the acquisition of Fulcrum and higher capital expenditures, partially offset by the acquisition of G2, Inc. in 2018 and investments in nuclear and environmental joint ventures in 2018.

Financing Activities

2020 - Cash provided by financing activities in 2020 was $103 million, compared to $434 million used in 2019. The change in financing cash was primarily due to $1 billion of proceeds from the issuance of senior notes, a decrease of $178 million from common stock repurchases, and a decrease of $10 million in employee taxes on certain share-based payment arrangements, partially offset by a $600 million increase in repayment of long-term debt, a $23 million increase in cash dividend payments, an increase of $15 million in premiums related to early extinguishment of debt, and an increase of $13 million in debt issuance costs.

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
The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2020	2019	2018
Net cash provided by operating activities	$1,093	$896	$914
Less capital expenditures:
Capital expenditure additions	(353)	(530)	(463)
Grant proceeds for capital expenditures	17	94	61
Free cash flow	$757	$460	$512

2020 - Free cash flow increased $297 million from 2019, primarily due to changes in trade working capital and lower capital expenditures, partially offset by higher contributions to retiree benefit plans and higher income tax payments.

2019 - Free cash flow decreased $52 million from 2018, primarily due to a change in trade working capital and higher capital expenditures, partially offset by decreased funding of retiree benefit plans.

Retirement Related Benefit Plan Contributions

ERISA, including amendments under pension relief, defines the minimum amount that must be contributed to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the funded status of the plans. We made the following minimum and discretionary contributions to our pension and other postretirement benefit plans in the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31
($ in millions)	2020	2019	2018
Pension plans
Discretionary
Qualified	$205	$21	$508
Non-qualified	8	7	8
Other benefit plans	33	31	30
Total contributions	$246	$59	$546

We made discretionary contributions to our qualified defined benefit pension plans totaling $205 million, $21 million, and $508 million in the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020 and 2019, our qualified pension plans were funded 91% and 89%, respectively, on a FAS basis. As of December 31, 2020 and 2019, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to calculate the respective obligations. We expect our 2021 cash contributions to our qualified defined benefit pension plans to be $60 million, all of which we anticipate will be discretionary and which are exclusive of CAS cost recoveries under our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

Other postretirement benefit plan contributions were $33 million, $31 million, and $30 million in 2020, 2019, and 2018, respectively. We expect 2021 contributions to our other postretirement benefit plans to be approximately $33 million, which are exclusive of CAS cost recoveries under our contracts. Contributions for other postretirement benefit plans are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In November 2020, our board of directors authorized an increase in our quarterly cash dividend to $1.14 per share. The board previously increased the quarterly cash dividend to $1.03 per share in November 2019 and $0.86 per share in November 2018. We paid cash dividends totaling $172 million ($4.23 per share), $149 million ($3.61 per share), and $132 million ($3.02 per share) in the years ended December 31, 2020, 2019, and 2018, respectively.

In November 2019, our board of directors authorized an increase to our stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2020, we repurchased 390,904 shares at an aggregate cost of $84 million. For the years ended December 31, 2019 and 2018, we repurchased 1,005,762 and 3,620,916 shares, respectively, at aggregate costs of $214 million and $788 million, respectively, of which $48 million was not yet settled for cash as of December 31, 2018. The cost of repurchased shares is recorded as treasury stock in the consolidated statements of financial position.

Additional Capital - In 2020, we issued $500 million aggregate principal amount of 3.844% senior notes due 2025 and $500 million aggregate principal amount of 4.200% senior notes due 2030. The net proceeds are intended to be used for general corporate purposes, which may include debt repayments and working capital. Interest on these senior notes is payable semiannually.

In November 2020, we redeemed $600 million aggregate principal amount of our outstanding 5.000% senior notes due 2025 in accordance with the terms of the indenture governing the notes.

In the second quarter of 2020, we also entered into a 364-Day Revolving Credit Agreement (the "364-Day Facility") with third party lenders, which includes a revolving credit facility of $500 million and may be drawn upon during a period of 364 days from April 3, 2020. The revolving credit facility has a variable interest rate on outstanding borrowings based on the LIBOR plus a spread based upon our credit rating, which may vary between 2.000% and 2.375%. The revolving credit facility also has a commitment fee rate of 0.50%.

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

In 2017, we entered into a credit agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon our credit rating, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on our credit rating. The commitment fee rate as of December 31, 2020 was 0.25% and may vary between 0.20% and 0.30%.

As of December 31, 2020, we had $16 million in issued but undrawn letters of credit and $1,234 million unutilized under the Credit Facility.

In 2019, we established an unsecured commercial paper note program, under which we may issue up to $1 billion of unsecured commercial paper notes. As of December 31, 2020, we had no outstanding debt under the commercial paper program.

We were in compliance with all debt-related covenants as of and during the year ended December 31, 2020. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

CONTRACTUAL OBLIGATIONS

As of December 31, 2020, our total outstanding long-term debt was $1,686 million, consisting of senior notes and other third-party debt. For a description of our outstanding debt amounts and related restrictive covenants, see Note 14: Debt in Item 8.

On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. For the year ended December 31, 2018, HII received $8 million from Northrop Grumman under the Separation Agreement. HII had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation as of each of December 31, 2020, and December 31, 2019. Prior to the spin-off, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and HII has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty.

The following table presents our contractual obligations as of December 31, 2020, and the estimated timing of related future cash payments:

($ in millions)	Total	2021	2022-2023	2024-2025	2026 and beyond
Long-term debt	$1,705	$—	$—	$584	$1,121
Interest payments on long-term debt	472	73	141	118	140
Operating leases	276	48	70	53	105
Purchase obligations (1)	5,851	2,336	1,985	667	863
Other long-term liabilities (2)	1,003	87	134	95	687
Total contractual obligations	$9,307	$2,544	$2,330	$1,517	$2,916

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
(2) Other long-term liabilities primarily consist of total accrued workers' compensation reserves, deferred compensation, and other miscellaneous liabilities, of which $225 million is the current portion of workers' compensation liabilities. It excludes obligations for unrecognized tax benefits of $49 million, including penalties and interest, for which the timing of the payments, if any, cannot be reasonably estimated.

The preceding table excludes retirement related contributions. Amounts for retirement related contributions depend on plan provisions, actuarial assumptions, actual plan asset performance, and other factors described above under Retirement Related Benefit Plans under Critical Accounting Policies, Estimates and Judgments and under Liquidity and Capital Resources.

Further details regarding long-term debt and operating leases can be found in Note 14: Debt and Note 17: Commitments and Contingencies in Item 8.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2020, $16 million in letters of credit were issued but undrawn and $272 million of surety bonds were outstanding. As of December 31, 2020, we had no other significant off-balance sheet arrangements.

GLOSSARY OF PROGRAMS

Included below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

Program Name	Program Description

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We delivered USS Tripoli (LHA 7) in February 2020, and we are currently constructing Bougainville (LHA 8).

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2019 we delivered USS Paul Ignatius (DDG 117), and in 2020 we delivered USS Delbert D. Black (DDG 119). We have contracts to construct the following Arleigh Burke class (DDG51) destroyers: Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), DDG 135 (unnamed), and DDG 137 (unnamed).

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS Abraham Lincoln (CVN 72) was redelivered to the U.S. Navy in the second quarter of 2017 and USS George Washington (CVN 73) arrived at Newport News for the start of its RCOH in August 2017.

Columbia class (SSBN 826) submarines
Newport News is participating in designing the Columbia class submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines, which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines. The Columbia class program plan of record is to construct 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DOD signed the acquisition decision memorandum approving the Columbia class program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. We have been awarded contracts from Electric Boat to begin integrated product and process development and provide long-lead-time material and advance construction for the Columbia class (SSBN 826) program. Construction of the first Columbia class (SSBN 826) submarine began in 2020.

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

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The plan is for a total of 11 ships, of which the first nine ships have been delivered. Calhoun (NSC 10) and Friedman (NSC 11) are currently under construction.

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. We are currently constructing Fort Lauderdale (LPD 28), Richard M. McCool Jr. (LPD 29), and Harrisburg (LPD 30). In 2020 we were awarded a contract to construct Pittsburgh (LPD 31).

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

Virginia class (SSN 774) fast attack nuclear submarines
Construct attack submarines as the principal subcontractor to Electric Boat. The Virginia class (SSN 774) is a post-Cold War design tailored to excel in a wide range of warfighting missions, including anti-submarine and surface ship warfare; special operation forces; strike; intelligence, surveillance, and reconnaissance; carrier and expeditionary strike group support; and mine warfare.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, primarily related to interest rates and foreign currency exchange rates.

Interest Rates - Our financial instruments potentially subject to interest rate risk include commercial paper and floating rate borrowings under our Credit Facilities. Our $1,250 million Credit Facility and $500 million 364-Day Facility were undrawn as of December 31, 2020.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of December 31, 2020, the fair values of our outstanding foreign currency forward contracts were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue – Long Term Contracts — Refer to Note 2 to the financial statements

Critical Audit Matter Description
The Company recognizes revenue on long-term contracts with U.S. Government customers over time as the work progresses, either as products are produced or as services are rendered, because transfer of control to the customer is continuous. Ordinarily the Company’s contracts represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods, services, or both. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total material costs, labor costs, and profit for the performance obligation. Cost of sales is recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales. For the year ended December 31, 2020, revenue was $9.4 billion, most of which was derived from long-term contracts.

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

Additionally, the Company has incorporated realized and estimated future effects of the global outbreak of coronavirus disease 2019 (“COVID-19”), including, among other things, orders of civil authorities associated with COVID-19 and steps taken to mitigate the effects of COVID-19 with respect to contract costs and revenue recognition. For the year ended December 31, 2020, the Company recognized across all programs an aggregate unfavorable impact on operating margin of $61 million for delay and disruption from lower employee attendance, limited availability of critical skills, and out-of-sequence work directly attributable to COVID-19 events. While costs related to COVID-19 are allowable under U.S. Government contracts, the Company's estimates of the effects of COVID-19 events reflect uncertainty regarding the Company's ability to recover the full costs related to COVID-19 events under government relief actions such as the Coronavirus Aid, Relief, and Economic Security Act and U.S. Department of Defense guidance. The COVID-19 related costs and the probability of cost recovery require significant judgment and auditing such judgments requires a high degree of auditor judgments, especially given the unprecedented nature of the pandemic.

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
•We utilized internal technical and industry specialists when concluding on the appropriateness of the accounting and recoverability of COVID-19 related costs, including the interpretation of relevant contractual terms and government relief guidance.
•We obtained the population of active contracts during 2020 and assessed the financial and performance risk of the contracts based on our knowledge gained through prior year audits of the Company, industry experience, and ongoing conversations with members of program management regarding the contract performance to identify contracts that we believe were riskier. For those contracts selected, we performed further audit procedures that were tailored to address the specific characteristics of audit interest identified. Procedures performed, among others, included:
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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 11, 2021

We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 11, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
February 11, 2021

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2020	2019	2018
Sales and service revenues
Product sales	$6,850	$6,265	$6,023
Service revenues	2,511	2,634	2,153
Sales and service revenues	9,361	8,899	8,176
Cost of sales and service revenues
Cost of product sales	5,621	5,158	4,627
Cost of service revenues	2,070	2,210	1,758
Income from operating investments, net	32	22	17
Other income and gains	1	—	14
General and administrative expenses	904	788	871
Goodwill impairment	—	29	—
Operating income	799	736	951
Other income (expense)
Interest expense	(114)	(70)	(58)
Non-operating retirement benefit	119	12	74
Other, net	6	5	4
Earnings before income taxes	810	683	971
Federal and foreign income taxes	114	134	135
Net earnings	$696	$549	$836

Basic earnings per share	$17.14	$13.26	$19.09
Weighted-average common shares outstanding	40.6	41.4	43.8

Diluted earnings per share	$17.14	$13.26	$19.09
Weighted-average diluted shares outstanding	40.6	41.4	43.8

Net earnings from above	$696	$549	$836
Other comprehensive income (loss)
Change in unamortized benefit plan costs	(187)	(167)	(232)
Other	2	3	(2)
Tax benefit for items of other comprehensive income	47	43	59
Other comprehensive income (loss), net of tax	(138)	(121)	(175)
Comprehensive income	$558	$428	$661

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2020	2019
Assets
Current Assets
Cash and cash equivalents	$512	$75
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2020 and $3 million as of 2019	397	318
Contract assets	1,049	989
Inventoried costs, net	137	136
Income taxes receivable	171	148
Assets held for sale	133	95
Prepaid expenses and other current assets	45	24
Total current assets	2,444	1,785
Property, Plant, and Equipment
Land and land improvements	309	282
Buildings and leasehold improvements	2,442	2,384
Machinery and other equipment	2,017	1,909
Capitalized software costs	234	218
	5,002	4,793
Accumulated depreciation and amortization	(2,024)	(1,961)
Property, plant, and equipment, net	2,978	2,832
Other Assets
Operating lease assets	192	201
Goodwill	1,617	1,373
Other intangible assets, net of accumulated amortization of $655 million as of 2020 and $599 million as of 2019	512	492
Long-term deferred tax assets	133	108
Miscellaneous other assets	281	240
Total other assets	2,735	2,414
Total assets	$8,157	$7,031

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2020	2019
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$460	$497
Accrued employees’ compensation	293	265
Current portion of postretirement plan liabilities	133	130
Current portion of workers’ compensation liabilities	225	225
Contract liabilities	585	373
Liabilities held for sale	68	77
Other current liabilities	462	323
Total current liabilities	2,226	1,890
Long-term debt	1,686	1,286
Pension plan liabilities	960	975
Other postretirement plan liabilities	401	380
Workers’ compensation liabilities	511	457
Long-term operating lease liabilities	157	164
Other long-term liabilities	315	291
Total liabilities	6,256	5,443
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.3 million issued and 40.5 million outstanding as of December 31, 2020, and 53.2 million issued and 40.8 million outstanding as of December 31, 2019	1	1
Additional paid-in capital	1,972	1,961
Retained earnings	3,533	3,009
Treasury stock	(2,058)	(1,974)
Accumulated other comprehensive loss	(1,547)	(1,409)
Total stockholders’ equity	1,901	1,588
Total liabilities and stockholders’ equity	$8,157	$7,031

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2020	2019	2018
Operating Activities
Net earnings	$696	$549	$836
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	191	180	167
Amortization of purchased intangibles	56	47	36
Amortization of debt issuance costs	7	3	4
Provision for doubtful accounts	(1)	(6)	(4)
Stock-based compensation	23	30	36
Deferred income taxes	23	97	10
Goodwill impairment	—	29	—
Loss on early extinguishment of debt	21	—	—
Loss (gain) on investments in marketable securities	(17)	(11)	—
Asset impairments	13	6	—
Change in
Accounts receivable	(70)	(51)	195
Contract assets	22	32	(242)
Inventoried costs	11	(11)	40
Prepaid expenses and other assets	(62)	(93)	(40)
Accounts payable and accruals	344	4	335
Retiree benefits	(176)	80	(454)
Other non-cash transactions, net	12	11	(5)
Net cash provided by operating activities	1,093	896	914
Investing Activities
Capital expenditures
Capital expenditure additions	(353)	(530)	(463)
Grant proceeds for capital expenditures	17	94	61
Acquisitions of businesses, net of cash received	(417)	(195)	(77)
Investment in affiliates	—	—	(10)
Proceeds from disposition of assets	—	—	13
Other investing activities, net	(6)	4	—
Net cash used in investing activities	(759)	(627)	(476)
Financing Activities
Proceeds from issuance of long-term debt	1,000	—	—
Repayment of long-term debt	(600)	—	—
Proceeds from line of credit borrowings	385	5,119	95
Repayment of line of credit borrowings	(385)	(5,119)	(95)
Debt issuance costs	(13)	—	—
Premiums and fees related to early extinguishment of debt	(15)	—	—
Dividends paid	(172)	(149)	(132)
Repurchases of common stock	(84)	(262)	(742)
Employee taxes on certain share-based payment arrangements	(13)	(23)	(25)
Net cash provided by (used in) financing activities	103	(434)	(899)
Change in cash and cash equivalents	437	(165)	(461)
Cash and cash equivalents, beginning of period	75	240	701
Cash and cash equivalents, end of period	$512	$75	$240
Supplemental Cash Flow Disclosure
Cash paid for income taxes	$155	$137	$142
Cash paid for interest	$89	$75	$62
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$7	$22	$55
Accrued repurchases of common stock	$—	$—	$48
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2017	$1	$1,942	$1,687	$(972)	$(900)	$1,758
Net earnings	—	—	836	—	—	836
Dividends declared ($3.02 per share)	—	—	(132)	—	—	(132)
Stock compensation	—	12	—	—	—	12
Other comprehensive loss, net of tax	—	—	—	—	(175)	(175)
Treasury stock activity	—	—	—	(788)	—	(788)
Effect of accounting standards update 2014-09	—	—	5	—	—	5
Effect of accounting standards update 2016-01	—	—	11	—	(11)	—
Effect of accounting standards update 2018-02	—	—	202	—	(202)	—
Balance as of December 31, 2018	1	1,954	2,609	(1,760)	(1,288)	1,516
Net earnings	—	—	549	—	—	549
Dividends declared ($3.61 per share)	—	—	(149)	—	—	(149)
Stock compensation	—	7	—	—	—	7
Other comprehensive income, net of tax	—	—	—	—	(121)	(121)
Treasury stock activity	—	—	—	(214)	—	(214)
Balance as of December 31, 2019	1	1,961	3,009	(1,974)	(1,409)	1,588
Net earnings	—	—	696	—	—	696
Dividends declared ($4.23 per share)	—	—	(172)	—	—	(172)
Stock compensation	—	11	—	—	—	11
Other comprehensive income, net of tax	—	—	—	—	(138)	(138)
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of December 31, 2020	$1	$1,972	$3,533	$(2,058)	$(1,547)	$1,901

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is one of America’s largest military shipbuilding companies and a provider of professional services to partners in government and industry. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Technical Solutions. For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. The Technical Solutions segment provides a range of services to the governmental and energy markets.

HII conducts most of its business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Technical Solutions segment provides a wide range of professional services, including defense and federal solutions ("DFS"), nuclear and environmental, and unmanned systems.

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

Additionally, the Company has incorporated realized and estimated future effects of the global outbreak of coronavirus disease 2019 (“COVID-19”), including, among other things, orders of civil authorities associated with COVID-19 and steps taken to mitigate the effects of COVID-19 (collectively, “COVID-19 Events”), with respect to contract costs and revenue recognition, effective income tax rates, and the fair values of the Company’s long-lived assets, financial instruments, intangible assets, and goodwill recorded at our reporting units. For the year ended December 31, 2020, the Company recognized across all programs an aggregate unfavorable impact on operating margin of $61 million for delay and disruption from lower employee attendance, limited availability of critical skills, and out-of-sequence work directly attributable to COVID-19 Events. While costs related to COVID-19 Events are allowable under U.S. Government contracts, the Company's estimates of the effects of COVID-19 Events reflect uncertainty regarding the Company's ability to recover the full costs related to COVID-19 Events under government relief actions such as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and U.S. Department of Defense ("DoD") guidance.

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

Accounts Receivable - Accounts receivable include amounts related to any unconditional Company right to receive consideration and are presented as receivables in the consolidated statement of financial position, separate from other contract balances. Accounts receivable are comprised of amounts billed and currently due from customers. The Company reports accounts receivable net of an allowance for doubtful accounts. Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

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

For the years ended December 31, 2020, 2019, and 2018, the Company recognized cash grant benefits of $17 million, $94 million, and $61 million, respectively, in other long-term liabilities in the consolidated statements of financial position.

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

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $31 million, $23 million, and $25 million for the years ended December 31, 2020, 2019, and 2018, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Environmental Costs - Environmental liabilities are accrued when the Company determines remediation costs are probable and such costs are reasonably estimable. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are not material. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of December 31, 2020 and 2019, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $182 million and $147 million as of December 31, 2020 and 2019, respectively, and are presented within miscellaneous other assets within the consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

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

Asset Retirement Obligations - Environmental remediation and/or asset decommissioning may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities or other long-term liabilities as appropriate, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and lease restoration obligations. Asset retirement obligations for which the liability's fair value can be reasonably estimated were immaterial as of December 31, 2020 and 2019.

The Company also has known conditional asset retirement obligations related to assets currently in use, including certain asbestos remediation and asset decommissioning activities to be performed in the future, that were not reasonably estimable as of December 31, 2020, due to insufficient information about the timing and method of settlement of the obligation. Accordingly, the fair value of these obligations has not been recorded in the consolidated financial statements. A liability for these obligations is recorded in the period in which sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability's fair value. In addition, there may be conditional environmental asset retirement obligations that the Company has not yet discovered.

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

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances of $22 million and $15 million were recognized as of December 31, 2020 and 2019, respectively.

Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. The Company recognizes the amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the Company recognizes an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in its tax return. Penalties and accrued interest related to unrecognized tax benefits are recognized as a component of income tax expense. Changes in accruals associated with unrecognized tax benefits are recorded in earnings in the period in which they are determined.

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

The Company elected for all asset classes to exclude from its consolidated statements of financial position leases having terms of 12 months or less (short-term leases) and elected not to separate lease and non-lease components in the determination of lease payment obligations for its long-term lease contracts. Lease related amounts prior to January 1, 2019, are reported under Topic 840, and amounts after January 1, 2019, are reported under Topic 842 in accordance with ASU 2016-02.

Assets and Liabilities Held for Sale - Assets and liabilities held for sale represent land, buildings, and other assets and liabilities that have met the criteria of “held for sale” accounting at the lower of carrying value or fair value less costs to sell. Fair value is based on the estimated proceeds from the sale of the assets utilizing recent purchase offers, market comparables, and reliable third party data. Assets and liabilities held for sale are being marketed for sale, and it is the Company’s intention to complete the sale of these assets within the upcoming year.

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

Self-Insured Group Medical Insurance - The Company maintains a self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage for employees and their dependents. Estimated liabilities for incurred but not paid claims utilize actuarial methods based on various assumptions, which include, but are not limited to, HII's historical loss experience and projected loss development factors. These liabilities are recorded in other current liabilities and were immaterial.

Self-Insured Workers' Compensation Plan - The operations of the Company are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans and participates in federally administered second injury workers' compensation funds. The Company estimates the liability for claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to the liability for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 0.92% and 1.92% as of December 31, 2020 and 2019, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $752 million and $802 million as of December 31, 2020 and 2019, respectively.

Other Current Liabilities - Other current liabilities were $462 million as of December 31, 2020, and $323 million as of December 31, 2019. Payroll taxes payable, which is a component of other current liabilities, was $125 million as of December 31, 2020. No other component of other current liabilities was more than 5% of total current liabilities.

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

Restructuring - Restructuring related accruals are reviewed and adjusted when circumstances require such a change. Accruals for restructuring activities include estimates primarily related to facility consolidations and closures, asset retirement obligations, long-lived asset write-downs, employment reductions, and contract termination costs. There are no restructuring accruals or activity as of and for the years ended December 31, 2020, 2019, and 2018.

Loan Receivable - The Company holds a loan receivable in connection with a seller financed transaction involving its previously owned Avondale Shipyard facility. The receivable is carried at amortized cost of $34 million, net of $15 million of loan discount, which approximates fair value and is recorded in miscellaneous other assets on the consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

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

The expected return on plan assets component of retirement related costs is used to calculate net periodic expense. Unless plan assets and benefit obligations are subject to re-measurement during the year, the expected return on assets is based on the fair value of plan assets at the beginning of the year. The costs of plan amendments that provide benefits already earned by plan participants (prior service costs and credits) are deferred in accumulated other comprehensive loss and amortized over the expected future service period of active participants as of the date of amendment. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive loss. This unrecognized amount is amortized to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated remaining service life of the plan participants.

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

Related Party Transactions - On March 29, 2011, HII entered into a Separation and Distribution Agreement (the "Separation Agreement") with its former parent company, Northrop Grumman Corporation ("Northrop Grumman"), and Northrop Grumman's subsidiaries (Northrop Grumman Shipbuilding, Inc. and Northrop Grumman Systems Corporation), pursuant to which HII was legally and structurally separated from Northrop Grumman. For the year ended December 31, 2018, the Company received $8 million from Northrop Grumman under the Separation Agreement. The Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation as of each of December 31, 2020, and December 31, 2019. Prior to the Company's spinoff from Northrop Grumman, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty pursuant to the Separation and Distribution Agreement with Northrop Grumman Corporation.

3. ACCOUNTING STANDARDS UPDATES

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the current incurred loss model to a forward-looking expected credit loss model for most financial assets, such as trade and other receivables, loans and other instruments. The ASU was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The Company adopted the provisions of ASU 2016-13 on January 1, 2020. The adoption did not result in a material impact to the Company's financial results or disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, which changed the fair value measurement disclosure requirements of ASC 820. The update includes changes to disclosures regarding valuation techniques and inputs, uncertainty, judgments, and assumptions in fair value measurements, and how changes in fair value measurements affect performance and cash flows. The update was effective for annual reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption was permitted for any eliminated or modified disclosures. The Company adopted the provisions of ASU 2018-13 on January 1, 2020. The adoption did not result in a material impact to the Company's financial results or disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which reduces disclosure requirements of Subtopic 715-20 and requires additional disclosure related to weighted-average interest crediting rates and significant gains and losses related to changes in the benefit obligation for the reporting period. The update is effective on a retrospective basis for fiscal years ending after

December 15, 2020, with early adoption allowed. The adoption did not result in a material impact to the Company's financial results or disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends and simplifies the requirements for income taxes. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and disclosures, accounting processes, and internal controls.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional exceptions to GAAP for certain transactions related to the transition away from The London Interbank Offered Rate (“LIBOR”). The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendment is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. The Company is currently evaluating the impacts of reference rate reform and the new guidance on its consolidated financial statements.

Other accounting pronouncements issued but not effective until after December 31, 2020, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS

In March 2020, the Company acquired Hydroid, Inc. ("Hydroid"), a leading provider of advanced marine robotics to the defense and maritime markets, for approximately $377 million in cash, net of $2 million of acquired cash. The acquisition expanded the Company's capabilities in the strategically important and rapidly growing autonomous and unmanned maritime systems market. In connection with this acquisition, the Company preliminarily recorded $310 million of goodwill, which included the value of Hydroid's workforce, all of which was allocated to the Company's Technical Solutions segment. For the year ended December 31, 2020, the Company recorded a decrease in goodwill of $71 million, primarily driven by the finalization of a net working capital adjustment and the fair value calculations for certain assets and liabilities and the recording of $76 million of intangible assets related to technology and existing contract backlog. See Note 12: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of Hydroid are not material to the Company’s consolidated financial position, results of operations, or cash flows.

In December 2020, the Company acquired the autonomy business of Spatial Integrated Systems, Inc. ("SIS"), a leading provider of autonomous technology, for approximately $40 million in cash. The acquisition further expanded the Company's unmanned systems capabilities. In connection with this acquisition, the Company preliminarily recorded $40 million of goodwill, which included the value of SIS's workforce, all of which was allocated to the Company's Technical Solutions segment. The Company has not completed the purchase price allocation, because the fair value calculations for certain assets and liabilities have not been finalized. See Note 12: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of SIS are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company funded these acquisitions using cash on hand, issuances of commercial paper, and borrowings on its revolving credit facility. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase prices of these businesses, the Company considered the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. The total amount of goodwill resulting from these acquisitions is expected to be amortizable for tax purposes. These acquisitions are not material either individually or in the aggregate, and pro forma revenues and results of operations have therefore not been provided.

5. STOCKHOLDERS' EQUITY

Common Stock - Changes in the Company's number of outstanding shares for the year ended December 31, 2020, resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 19: Stock Compensation Plans.

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2020, the Company repurchased 390,904 shares at an aggregate cost of $84 million. For the years ended December 31, 2019 and 2018, the Company repurchased 1,005,762 and 3,620,916 shares, respectively, at aggregate costs of $214 million and $788 million, respectively, of which $48 million was not yet settled for cash as of December 31, 2018. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In November 2020, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.03 per share to $1.14 per share. In November 2019, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.86 per share to $1.03 per share. In November 2018, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $0.72 per share to $0.86 per share. The Company paid cash dividends totaling $172 million ($4.23 per share), $149 million ($3.61 per share), and $132 million ($3.02 per share) in the years ended December 31, 2020, 2019, and 2018, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of December 31, 2020 and 2019, was comprised of unamortized benefit plan costs of $1,546 million and $1,407 million, respectively, and other comprehensive loss items of $1 million and $2 million, respectively.

The changes in accumulated other comprehensive loss by component for the years ended December 31, 2020, 2019, and 2018, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2017	$(906)	$6	$(900)
Other comprehensive income (loss) before reclassifications	(312)	(2)	(314)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	2	—	2
Amortization of net actuarial loss[1]	78	—	78
Tax expense for items of other comprehensive income	59	—	59
Net current period other comprehensive loss	(173)	(2)	(175)
Effect of Accounting Standards Update 2016-01[2]	—	(11)	(11)
Effect of Accounting Standards Update 2018-02[3]	(204)	2	(202)
Balance as of December 31, 2018	(1,283)	(5)	(1,288)
Other comprehensive loss before reclassifications	(265)	3	(262)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service (credit)[1]	(4)	—	(4)
Amortization of net actuarial loss[1]	102	—	102
Tax expense for items of other comprehensive income	43	—	43
Net current period other comprehensive income (loss)	(124)	3	(121)
Balance as of December 31, 2019	(1,407)	(2)	(1,409)
Other comprehensive income (loss) before reclassifications	(279)	2	(277)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service (credit)[1]	(10)	—	(10)
Amortization of net actuarial loss[1]	102	—	102
Tax expense for items of other comprehensive income	48	(1)	47
Net current period other comprehensive income (loss)	(139)	1	(138)
Balance as of December 31, 2020	$(1,546)	$(1)	$(1,547)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 18: Employee Pension and Other Postretirement Benefits. The tax expense associated with amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2020, 2019, and 2018, was $23 million, $25 million, and $21 million, respectively.
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

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2020	2019	2018
Net earnings	$696	$549	$836

Weighted-average common shares outstanding	40.6	41.4	43.8
Net effect of dilutive stock options and awards	—	—	—
Dilutive weighted-average common shares outstanding	40.6	41.4	43.8

Earnings per share - basic	$17.14	$13.26	$19.09
Earnings per share - diluted	$17.14	$13.26	$19.09

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million Restricted Performance Stock Rights ("RPSRs") for each of the years ended December 31, 2020, 2019, and 2018.

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

Services - The Technical Solutions segment generates revenue primarily under U.S. Government contracts from the provision of DFS services. Contracts generally are structured using either an Indefinite Delivery/Indefinite Quantity ("IDIQ") vehicle, under which orders are issued, or a standalone contract. Contracts may be fixed-price or cost-type, include variable consideration such as incentives and awards, and structured as task orders under an IDIQ contract vehicle or requirements contract vehicle. In either case, the Company generally performs services over a shorter duration and may continue to perform upon exercise of related period of performance options that are also shorter in duration. The Company’s performance obligations vary in nature and may be stand-ready, in which case the Company responds to the customer’s needs on the basis of its demand, a recurring service, typically recurring maintenance services, or a single performance obligation that does not comprise a series of distinct services.

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

	Year Ended December 31, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,462	$4,312	$76	$—	$6,850
Service revenues	212	1,247	1,052	—	2,511
Intersegment	4	12	140	(156)	—
Sales and service revenues	$2,678	$5,571	$1,268	$(156)	$9,361
Customer Type
Federal	$2,674	$5,558	$882	$—	$9,114
Commercial	—	1	245	—	246
State and local government agencies	—	—	1	—	1
Intersegment	4	12	140	(156)	—
Sales and service revenues	$2,678	$5,571	$1,268	$(156)	$9,361
Contract Type
Firm fixed-price	$50	$15	$222	$—	$287
Fixed-price incentive	2,347	2,719	29	—	5,095
Cost-type	277	2,825	465	—	3,567
Time and materials	—	—	412	—	412
Intersegment	4	12	140	(156)	—
Sales and service revenues	$2,678	$5,571	$1,268	$(156)	$9,361

	Year Ended December 31, 2019
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,319	$3,946	$—	$—	$6,265
Service revenues	233	1,277	1,124	—	2,634
Intersegment	3	8	113	(124)	—
Sales and service revenues	$2,555	$5,231	$1,237	$(124)	$8,899
Customer Type
Federal	$2,552	$5,179	$878	$—	$8,609
Commercial	—	43	245	—	288
State and local government agencies	—	1	1	—	2
Intersegment	3	8	113	(124)	—
Sales and service revenues	$2,555	$5,231	$1,237	$(124)	$8,899
Contract Type
Firm fixed-price	$91	$11	$240	$—	$342
Fixed-price incentive	2,060	2,359	1	—	4,420
Cost-type	401	2,853	454	—	3,708
Time and materials	—	—	429	—	429
Intersegment	3	8	113	(124)	—
Sales and service revenues	$2,555	$5,231	$1,237	$(124)	$8,899

	Year Ended December 31, 2018
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,390	$3,631	$2	$—	$6,023
Service revenues	215	1,157	781	—	2,153
Intersegment	2	8	123	(133)	—
Sales and service revenues	$2,607	$4,796	$906	$(133)	$8,176
Customer Type
Federal	$2,605	$4,714	$589	$—	$7,908
Commercial	—	74	192	—	266
State and local government agencies	—	—	2	—	2
Intersegment	2	8	123	(133)	—
Sales and service revenues	$2,607	$4,796	$906	$(133)	$8,176
Contract Type
Firm fixed-price	$81	$13	$142	$—	$236
Fixed-price incentive	2,167	1,876	1	—	4,044
Cost-type	357	2,899	302	—	3,558
Time and materials	—	—	338	—	338
Intersegment	2	8	123	(133)	—
Sales and service revenues	$2,607	$4,796	$906	$(133)	$8,176

	Year Ended December 31
($ in millions)	2020	2019	2018
Major Programs
Amphibious assault ships	$1,403	$1,336	$1,348
Surface combatants and coast guard cutters	1,267	1,209	1,253
Other	8	10	6
Total Ingalls	2,678	2,555	2,607
Aircraft carriers	3,056	2,878	2,605
Submarines	1,727	1,595	1,476
Other	788	758	715
Total Newport News	5,571	5,231	4,796
Government and energy services	1,033	996	717
Oil and gas services	235	241	189
Total Technical Solutions	1,268	1,237	906
Intersegment eliminations	(156)	(124)	(133)
Sales and service revenues	$9,361	$8,899	$8,176

As of December 31, 2020, the Company had $46.0 billion of remaining performance obligations. The Company expects to recognize approximately 17% of its remaining performance obligations as revenue through 2021, an additional 30% through 2023, and the balance thereafter.
Cumulative Catch-up Adjustments

For the year ended December 31, 2020, net cumulative catch-up adjustments decreased operating income by $29 million and decreased diluted earnings per share by $0.56. For the years ended December 31, 2019 and 2018, net cumulative catch-up adjustments increased operating income by $96 million and $110 million, respectively, and increased diluted earnings per share by $1.84 and $1.99, respectively.

Cumulative catch-up adjustments for the year ended December 31, 2020, included unfavorable adjustments of $148 million, relating to Block IV of the Virginia class (SSN 774) submarine program at the Company's Newport News segment, which decreased diluted earnings per share by $2.88. While other unfavorable cumulative catch-up adjustments for the year ended December 31, 2020, were not individually material, cost estimates for discrete delay and disruption from COVID-19 Events drove $61 million of unfavorable cumulative catch-up adjustments across our contracts, including $16 million relating to Block IV of the Virginia class (SSN 774) submarine program, which is included in the $148 million unfavorable adjustments discussed above. For the year ended December 31, 2020, no individual favorable cumulative catch-up adjustment was material to the Company's consolidated statements of operations and comprehensive income.

No individual adjustment was material to the Company's consolidated statements of operations and comprehensive income for the years ended December 31, 2019 and 2018.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets decreased $152 million from December 31, 2019, to December 31, 2020, primarily resulting from an increase in contract liabilities due to unfavorable cumulative catch-up adjustments and billings on certain U.S. Navy contracts. For the year ended December 31, 2020, the Company recognized revenue of $266 million related to its contract liabilities as of December 31, 2019. For the year ended December 31, 2019, the Company recognized revenue of $279 million related to its contract liabilities as of December 31, 2018. For the year ended December 31, 2018, the Company recognized revenue of $85 million related to its contract liabilities as of December 31, 2017.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derived over 95% of its revenues from the U.S. Government for each of the years ended December 31, 2020, 2019, and 2018.

Assets - Substantially all of the Company's assets are located or maintained in the United States.
Results of Operations by Segment

The following table presents the Company's operating results by segment:

	Year Ended December 31
($ in millions)	2020	2019	2018
Sales and Service Revenues
Ingalls	$2,678	$2,555	$2,607
Newport News	5,571	5,231	4,796
Technical Solutions	1,268	1,237	906
Intersegment eliminations	(156)	(124)	(133)
Total sales and service revenues	$9,361	$8,899	$8,176
Operating Income
Ingalls	$281	$235	$313
Newport News	233	410	330
Technical Solutions	41	(14)	20
Total segment operating income	555	631	663
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	248	124	290
Non-current state income taxes	(4)	(19)	(2)
Total operating income	$799	$736	$951

Sales transactions between segments are generally recorded at cost.

Other Financial Information

The following tables present the Company's assets, capital expenditures, and depreciation and amortization by segment:

	December 31
($ in millions)	2020	2019	2018
Assets
Ingalls	$1,612	$1,618	1,448
Newport News	4,124	3,886	3,604
Technical Solutions	1,379	1,022	702
Corporate	1,042	505	629
Total assets	$8,157	$7,031	$6,383

	Year Ended December 31
($ in millions)	2020	2019	2018
Capital Expenditures(1)
Ingalls	$104	$182	$134
Newport News	212	244	261
Technical Solutions	20	9	6
Corporate	—	1	1
Total capital expenditures	$336	$436	$402
(1) Net of grant proceeds for capital expenditures

	Year Ended December 31
($ in millions)	2020	2019	2018
Depreciation and Amortization(1)
Ingalls	$73	$70	$69
Newport News	133	124	114
Technical Solutions	40	32	20
Corporate	1	1	—
Total depreciation and amortization	$247	$227	$203
(1) Excluding amortization of debt issuance costs

9. ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts Receivable
Accounts receivable include amounts related to any unconditional Company right to receive consideration. Substantially all amounts included in accounts receivable as of December 31, 2020, are expected to be collected in 2021. Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were comprised of the following:

	December 31
($ in millions)	2020	2019
Due from U.S. Government	$396	$315
Due from other customers	3	6
Total accounts receivable	399	321
Allowances for doubtful accounts	(2)	(3)
Total accounts receivable, net	$397	$318

Contract Assets

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not subject solely to the passage of time. Contract assets include retention amounts, substantially all of which were under U.S. Government contracts.

Contract assets were comprised of the following:

	December 31
($ in millions)	2020	2019
Due from U.S. Government	$964	$906
Due from other customers	85	83
Total contract assets	$1,049	$989

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

	December 31
($ in millions)	2020	2019
Production costs of contracts in process(1)	$17	$30
Raw material inventory	120	106
Total inventoried costs, net	$137	$136
(1) Includes amounts capitalized pursuant to applicable provisions of the FAR and CAS.

11. ASSETS AND LIABILITIES HELD FOR SALE

As of December 31, 2020, the Company determined that two asset groups within its Technical Solutions segment met the criteria to be classified as held for sale. The Company completed the sale of both asset groups in 2021. During the third quarter of 2020 and fourth quarter of 2019, the Company recorded impairment charges related to assets held for sale of $5 million and $6 million, respectively, within other, net in the consolidated statements of operations and comprehensive income. The following table summarizes the assets and liabilities classified as held for sale:

	December 31
($ in millions)	2020	2019
Current assets	$53	$74
Property, plant, and equipment	20	2
Other intangible assets, net	2	2
Goodwill	35	—
Other non-current assets	34	23
Impairment charges	(11)	(6)
Total assets held for sale	$133	$95
Current liabilities	42	62
Long-term liabilities	26	15
Total liabilities held for sale	$68	$77

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

In connection with the Company's annual goodwill impairment test as of November 30, 2020, management tested goodwill for each of its three reporting units with goodwill balances. As a result of the Company's annual goodwill impairment analysis, it estimated that the fair value of the Government Services reporting unit within the Technical Solutions segment exceeded carrying value by less than 10%. The Company determined that the estimated fair values of its remaining reporting units exceeded by more than 10% their corresponding carrying values as of November 30, 2020.

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

In connection with the Company’s annual goodwill impairment tests as of November 30, 2018, management tested goodwill for each of its four reporting units. As a result of its annual goodwill impairment tests, the Company determined that the estimated fair value of each reporting unit exceeded by more than 10% its corresponding carrying value as of November 30, 2018.

Accumulated goodwill impairment losses as of each of December 31, 2020 and 2019, were $2,906 million. The accumulated goodwill impairment losses for Ingalls as of each of December 31, 2020 and 2019, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of December 31, 2020 and 2019, were $1,187 million. The accumulated goodwill impairment losses for the Technical Solutions segment as of each of December 31, 2020 and 2019, were $151 million.

For the year ended December 31, 2020, the Company recorded $350 million of goodwill related to its acquisitions of Hydroid and SIS. For the year ended December 31, 2019, the Company recorded $133 million of goodwill related to its acquisition of Fulcrum. For the year ended December 31, 2020, the Company recorded goodwill adjustments of $71 million relating to the acquisition of Hydroid, primarily related to allocations to other intangible assets. For the year ended December 31, 2020, the Company allocated $35 million of goodwill at its Technical Solutions segment to an asset group that was classified as held for sale. For the year ended December 31, 2019, the Company recorded a goodwill adjustment of $6 million primarily driven by the finalization of fair value calculations for certain assets and liabilities, as well as the net working capital adjustments, related to the acquisitions of Fulcrum and G2.

For the years ended December 31, 2020 and 2019, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2018	$175	$721	$367	$1,263
Acquisitions	—	—	133	133
Adjustments	—	—	6	6
Goodwill impairment	—	—	(29)	(29)
Balance as of December 31, 2019	175	721	477	1,373
Acquisitions	—	—	350	350
Adjustments	—	—	(106)	(106)
Balance as of December 31, 2020	$175	$721	$721	$1,617

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

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts pertaining to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense for the years ended December 31, 2020, 2019, and 2018, was $56 million, $47 million, and $36 million, respectively.

The Company expects amortization for purchased intangible assets of $51 million in 2021, $45 million in 2022, $35 million in 2023, $25 million in 2024, and $25 million in 2025.

13. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rate on earnings from operations for the year ended December 31, 2020, was 14.1%, compared with 19.6% and 13.9% for 2019 and 2018, respectively.

For the year ended December 31, 2020, the Company's effective tax rate differed from the federal statutory tax rate primarily as a result of an increase in estimated research and development tax credits for prior years. For the year ended December 31, 2019, the Company's effective tax rate differed from the federal statutory tax rate primarily as a result of an increase in estimated research and development tax credits for 2019 and prior years. For the year ended December 31, 2018, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of claims for higher research and development tax credits for prior tax years.

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
Federal and foreign income tax expense for the years ended December 31, 2020, 2019, and 2018, consisted of the following:

	Year Ended December 31
($ in millions)	2020	2019	2018
Income Taxes on Operations
Federal and foreign income taxes currently payable	$90	$50	$127
Change in deferred federal and foreign income taxes	24	84	8
Total federal and foreign income taxes	$114	$134	$135

Earnings and income tax from foreign operations are not material for any periods presented.

Income tax expense differed from the amount based on the statutory federal income tax rate applied to earnings (loss) before income taxes due to the following:

	Year Ended December 31
($ in millions)	2020	2019	2018
Income tax expense (benefit) on operations at statutory rate	$170	$143	$204
Provisional deferred tax asset revaluation - Tax Act	—	—	(10)
Stock compensation - net excess tax (benefits)/ shortfall	1	(3)	(5)
Unrecognized tax benefits	5	5	25
Research and development tax credit	(66)	(16)	(80)
Other, Net	4	5	1
Total federal and foreign income taxes	$114	$134	$135

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

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2020, 2019, and 2018 are summarized in the following table:

	December 31
($ in millions)	2020	2019	2018
Unrecognized tax benefits at beginning of the year	$36	$25	$—
Additions based on tax positions related to the current year	8	6	3
Additions based on tax positions related to prior years	17	5	22
Reductions based on tax positions related to prior years	(7)	—	—
Reductions based on settlement with taxing authorities	(7)	—	—
Net change in unrecognized tax benefits	11	11	25
Unrecognized tax benefits at end of the year	$47	$36	25

As of December 31, 2020 and 2019, the estimated amounts of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $47 million and $36 million, respectively. Assuming sustainment of these positions, as of December 31, 2020 and 2019, the reversal of $34 million and $30 million, respectively, of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As a result of the unrecognized tax benefits noted above, income tax expense decreased by less than $1 million in 2020 for interest and penalties, resulting in a liability of $2 million for interest and penalties as of December 31, 2020. The 2020 changes in interest expense related to a settlement with taxing authorities. In 2019, there was a net increase in income tax expense of $1 million for interest and penalties, resulting in a liability of $2 million for interest and penalties as of December 31, 2019. In 2018, there was a net increase in income tax expense of $1 million for interest and penalties, resulting in a liability of $1 million for interest and penalties as of December 31, 2018.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States - Federal	2016	-	2019
Connecticut	2017	-	2019
Mississippi	2015	-	2019
Virginia(1)	2015	-	2019
(1) The 2016 tax year has been closed in this jurisdiction.

Although the Company believes it has adequately provided for all unrecognized tax benefits, amounts asserted by tax authorities could be greater than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with tax authorities for amounts lower than have been accrued. No material change to the Company's unrecognized tax benefits is reasonably expected in the next 12 months.
During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. Tax years 2014 and 2015 have been closed with the IRS. The Company is part of the IRS Compliance Assurance Process program for the 2014 through 2020 tax years. Open tax years related to state jurisdictions remain subject to examination.

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

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2020	2019
Deferred Tax Assets
Retirement benefits	$389	$348
Workers' compensation	167	154
Operating lease liabilities	52	55
Reserves not currently deductible for tax purposes	90	47
Stock compensation	6	8
Net operating losses, tax credit and other carry-forwards	26	17
Other	9	11
Gross deferred tax assets	739	640
Less valuation allowance	22	15
Net deferred tax assets	717	625
Deferred Tax Liabilities
Depreciation and amortization	364	303
Contract accounting differences	77	62
Purchased intangibles	92	97
Operating lease assets	51	55
Gross deferred tax liabilities	584	517
Total net deferred tax assets	$133	$108

As of December 31, 2020, the Company had state income tax credit carry-forwards of approximately $20 million, which expire from 2021 through 2024. A deferred tax asset of approximately $15 million (net of federal benefit) has been established related to these state income tax credit carry-forwards, with a valuation allowance of $11 million against such deferred tax asset as of December 31, 2020. State and foreign net operating loss carry-forwards are individually and cumulatively immaterial to the Company’s deferred tax balances and expire between 2026 and 2039.

14. DEBT

Long-term debt consisted of the following:

	December 31
($ in millions)	2020	2019
Senior notes due November 15, 2025, 5.000%	$—	$600
Senior notes due December 1, 2027, 3.483%	600	600
Senior notes due May 1, 2025, 3.844%	500	—
Senior notes due May 1, 2030, 4.200%	500	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(19)	(19)
Total long-term debt	$1,686	$1,286

Credit Facility - In 2017, the Company entered into a Credit Agreement (the "Credit Facility") with third-party lenders. The Credit Facility includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million. The revolving credit facility has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR") plus a spread based upon the Company's credit ratings, which may vary between 1.125% and 1.500%. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s credit ratings. The commitment fee rate as of December 31, 2020 was 0.25% and may vary between 0.20% and 0.30%.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility.

As of December 31, 2020, the Company had $16 million in issued but undrawn letters of credit and $1,234 million unutilized under the Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $5 million and $7 million as of December 31, 2020 and 2019, respectively.

In the second quarter of 2020, the Company entered into a 364-day revolving credit agreement (the "364-Day Facility") with third-party lenders. The 364-Day Facility includes a revolving credit facility of $500 million, which may be drawn upon during a period of 364 days from April 3, 2020. The revolving credit facility has a variable interest rate on outstanding borrowings based on LIBOR plus a spread based upon the Company's credit rating, which may vary between 2.000% and 2.375%. The revolving credit facility also has a commitment fee rate of 0.50%.

The 364-Day Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the 364-Day Facility.

In October 2019, the Company established an unsecured commercial paper note program, under which the Company may issue up to $1 billion of unsecured commercial paper notes. As of December 31, 2020, the Company had no outstanding debt under the commercial paper program.

Senior Notes - In 2020, the Company issued $500 million aggregate principal amount of 3.844% senior notes due 2025 and $500 million aggregate principal amount of 4.200% senior notes due 2030. The Company also has outstanding $600 million aggregate principal amount of 3.483% senior notes due December 2027. The net proceeds of senior notes are intended to be used for general corporate purposes, which may include debt repayments and working capital. Interest on these senior notes is payable semiannually.

The terms of the Company's senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $14 million and $12 million as of December 31, 2020 and 2019, respectively.

In November 2020, the Company redeemed $600 million aggregate principal amount of 5.000% senior notes due 2025 in accordance with the terms of the indenture governing the notes.

Early Extinguishment of Debt - Details of the loss on early extinguishment of debt related to the Company's redemption of senior notes, which was included in interest expense, were as follows:

Year Ended
($ in millions)	December 31, 2020
Redemption and tender premiums and fees	$15
Write-off of unamortized debt issuance costs	6
Total loss on early extinguishment of debt	$21

Mississippi Economic Development Revenue Bonds - As of each of December 31, 2020 and 2019, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of December 31, 2020 and 2019, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the year ended December 31, 2020.

The estimated fair values of the Company's total long-term debt as of December 31, 2020, and December 31, 2019, were $1,943 million and $1,379 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of December 31, 2020, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $84 million due in 2024 and $500 million due in 2025.

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

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. The court dismissed the complaint, but the plaintiff was permitted to refile the compliant and did so. The case is at an early stage, and the Company has not yet responded to the Second Amended Complaint. As a result, the Company is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome of the matter.

Insurance Claims - In September 2020, the Company filed a complaint in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. A total of 32 reinsurers are named as defendants in the complaint. The Company also has initiated arbitration proceedings against six other reinsurers seeking similar relief. Prior to filing the complaint and initiating the arbitration proceedings, the Company provided a notice of loss to the reinsurers, but, to date, none of the reinsurers have acknowledged coverage. The full extent of the Company's losses resulting from COVID-19 have not yet been determined, and the process of calculating losses is continuing. Although the Company believes its position is well-founded, no assurances can be provided regarding the ultimate resolution of this matter.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the years ended December 31, 2020, 2019, and 2018 were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the "Republic") since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. In March 2014, the Company filed an arbitral statement of claim asserting breaches of the contract. The Republic denied the Company’s allegations and asserted counterclaims. In February 2018, the arbitral tribunal awarded the Company approximately $151 million on its claims and awarded the Republic approximately $22 million on its counterclaims. The Company is seeking to enforce and execute upon the award in multiple jurisdictions. No assurances can be provided regarding the ultimate resolution of this matter.

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

Lease costs and related information were as follows:

	Year Ended December 31
($ in millions)	2020	2019
Operating lease costs	$55	$47
Short-term operating lease costs	$38	$44
Variable operating lease costs	$4	$5
Operating cash flows from operating leases	$(54)	$(46)
Right-of-use assets obtained in exchange for new operating lease liabilities	$61	$38
Weighted-average remaining lease term (years) - operating leases	10 years	10 years
Weighted-average discount rate - operating leases	4.1%	4.2%

The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2020, were as follows:

($ in millions)	December 31, 2020
2021	$48
2022	38
2023	32
2024	28
2025	25
Thereafter	105
Total lease payments	276
Less: imputed interest	55
Present value of lease liabilities	$221

Lease liabilities included in the Company's consolidated balance sheet as of December 31, 2020 and 2019, were as follows:

	December 31
($ in millions)	2020	2019
Short-term operating lease liabilities	$37	$35
Lease liabilities included in liabilities held for sale	27	16
Long-term operating lease liabilities	157	164
Total operating lease liabilities	$221	$215

17. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2020, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in the aggregate.

Guarantees of Performance Obligations - From time to time in the ordinary course of business, HII enters into joint ventures, teaming agreements, and other business arrangements in connection with the Company's products and services or to pursue strategic objectives. The Company attempts to limit its exposure under these arrangements to its investment or the extent of obligations under the applicable contract. In some cases, however, HII may be required to guarantee performance of the arrangement's obligations and, in such cases, generally obtains cross-indemnification from the other members of the arrangement.

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such guarantees only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of December 31, 2020, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of December 31, 2020, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2020, the Company had $16 million in issued but undrawn letters of credit, as indicated in Note 14: Debt, and $272 million of surety bonds outstanding.

U.S. Government Claims - From time to time, the U.S. Government communicates to the Company potential claims, disallowed costs, and penalties concerning prior costs incurred by the Company with which the U.S. Government disagrees. When such preliminary findings are presented, the Company and U.S. Government representatives engage in discussions, from which the Company evaluates the merits of the claims and assesses the amounts being questioned. Although the Company believes that the resolution of any of these matters will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict the ultimate outcome of these matters.

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. In 2016, the Defense Contract Audit Agency ("DCAA") opined that the 1985 settlement agreement did not comply with certain CAS standards and referred the matter to a U.S. Navy’s Contracting Officer. In December 2020, the Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. Cumulatively, under the 1985 settlement agreement, the Company has not recognized as allowable billable costs of approximately $120 million due to the difference between CAS and U.S. GAAP Financial Accounting Standards ("FAS") treatment of workers’ compensation cost. Under the 1985 settlement agreement, these costs would be recognized as allowable billable costs in future periods. Though the Company believes the 1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, the Company will seek to negotiate a resolution of the matter with the Contracting Officer. If a resolution results in the use of a different treatment or billing methodology that does not provide for the Company to recognize as allowable the CAS to FAS difference, the resolution could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

18. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, defined contribution benefit plans, and other postretirement benefit plans. Non-collectively bargained defined benefit pension benefits accruing under the traditional years of service and compensation formula were amended in 2009 to freeze future service accruals and were replaced with a cash balance benefit for all current non-collectively bargained employees. Except for the major collectively bargained plan at Ingalls, the Company's qualified defined benefit pension plans are frozen to new entrants. The Company's policy is to fund its qualified defined benefit pension plans at least to the minimum amounts required under U.S. Government regulations.

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

The Company also sponsors 401(k) defined contribution pension plans in which most employees, including certain hourly employees, are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, and certain collectively bargained employees hired after July 10, 2017, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2020, 2019, and 2018, were $130 million, $120 million, and $102 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the tax-qualified limits. The liabilities related to these plans as of December 31, 2020, were $229 million and $38 million, respectively, and as of December 31, 2019, were $209 million and $35 million, respectively. Assets, primarily in the form of Level 1 marketable securities held in grantor trusts, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2020 and 2019, were $182 million and $147 million, respectively, of which $142 million and $111 million, respectively, were related to the non-qualified defined benefit pension plans.

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

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2020, 2019, and 2018, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2020	2019	2018	2020	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$180	$144	$157	$9	$7	$8
Interest cost	258	277	254	17	20	21
Expected return on plan assets	(486)	(407)	(429)	—	—	—
Amortization of prior service cost (credit)	12	18	24	(22)	(22)	(22)
Amortization of net actuarial loss (gain)	109	113	81	(7)	(11)	(3)
Net periodic benefit cost	$73	$145	$87	$(3)	$(6)	$4

The funded status of these plans as of December 31, 2020 and 2019, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$7,742	$6,519	$510	$479
Service cost	180	144	9	7
Interest cost	258	277	17	20
Plan participants' contributions	5	5	11	10
Plan amendments	26	—	—	—
Actuarial loss (gain)	764	1,055	31	35
Benefits paid	(269)	(258)	(44)	(41)
Benefit obligation at end of year	8,706	7,742	534	510
Change in Plan Assets
Fair value of plan assets at beginning of year	6,733	5,726	—	—
Actual return on plan assets	1,028	1,232	—	—
Employer contributions	213	28	33	31
Plan participants' contributions	5	5	11	10
Benefits paid	(269)	(258)	(44)	(41)
Fair value of plan assets at end of year	7,710	6,733	—	—
Funded status	$(996)	$(1,009)	$(534)	$(510)

Amounts Recognized in the Consolidated Statements of Financial Position:
Current liability (1)	(36)	(34)	(133)	(130)
Non-current liability (2)	(960)	(975)	(401)	(380)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	95	81	(10)	(31)
Net actuarial loss (gain)	2,010	1,897	(3)	(42)
(1)    Included in other current liabilities and current portion of postretirement plan liabilities, respectively.
(2)     Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $8,478 million, $8,004 million, and $7,710 million, respectively, as of December 31, 2020, and $7,533 million, $7,123 million, and $6,733 million, respectively, as of December 31, 2019. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $8,706 million and $7,710 million, respectively, as of December 31, 2020, and $7,742 million and $6,733 million, respectively, as of December 31, 2019.

The ABO and fair value of plan assets for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $6,590 million and $6,072 million, respectively, as of December 31, 2020, and $7,315 million and $6,733 million, respectively, as of December 31, 2019. The ABO for all pension plans was $8,221 million and $7,315 million as of December 31, 2020 and 2019, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2020	2019	2018	2020	2019	2018
Prior service cost (credit)	$(26)	$—	$—	$—	$—	$—
Amortization of prior service cost (credit)	12	18	24	(22)	(22)	(22)
Net actuarial loss (gain)	(222)	(230)	(386)	(31)	(35)	73
Amortization of net actuarial loss (gain)	109	113	81	(7)	(11)	(3)
Other	—	—	1	—	—	—
Total changes in accumulated other comprehensive income (loss)	$(127)	$(99)	$(280)	$(60)	$(68)	$48

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
	2020	2019	2018
Discount rate	3.39%	4.34%	3.82%
Expected long-term rate on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	3.61%	3.67%	3.71%

	Other Benefits
	2020	2019	2018
Discount rate	3.35%	4.33%	3.85%
Initial health care cost trend rate assumed for next year	5.50%	5.50%	6.00%
Gradually declining to a rate of	4.50%	4.50%	4.50%
Year in which the rate reaches the ultimate rate	2025	2024	2025

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
	2020	2019	2020	2019
Discount rate	2.80%	3.39%	2.75%	3.35%
Weighted average interest crediting rate	2.74%	2.86%
Rate of compensation increase	3.62%	3.61%
Initial health care cost trend rate assumed for next year			5.50%	5.50%
Gradually declining to a rate of			4.50%	4.50%
Year in which the rate reaches the ultimate rate			2026	2025

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections as of December 31, 2020, the Company selected an expected initial health care cost trend rate of 5.50% and an ultimate health care cost trend rate of 4.50% to be reached in 2026. As of December 31, 2019, the Company assumed an expected initial health care cost trend rate of 5.50% and an ultimate health care cost trend rate of 4.50% to be reached in 2025.

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief, defines the minimum amount that must be contributed to the Company's qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the funded status of each plan. The Company made the following contributions to its pension plans and other postretirement benefit plans for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31
($ in millions)	2020	2019	2018
Pension plans
Discretionary
Qualified	$205	$21	$508
Non-qualified	8	7	8
Other benefit plans	33	31	30
Total contributions	$246	$59	$546

For the year ending December 31, 2021, the Company expects its cash contributions to its qualified defined benefit pension plans to be $60 million, all of which will be discretionary. For the year ending December 31, 2021, the Company expects its cash contributions to its other postretirement benefit plans to be approximately $33 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations as of December 31, 2020. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

		Other Benefits
($ in millions)	Pension Benefits	Benefit Payments	Subsidy Receipts
2021	$295	$33	$—
2022	317	35	—
2023	336	36	—
2024	356	38	—
2025	376	38	—
Years 2026 to 2030	$2,127	$170	$2

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee has set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2020, as follows:

	Range
U.S. and international equities	25	-	65%
Fixed income securities	25	-	50%
Alternative investments	10	-	25%

The general objectives of the Company's pension asset strategy are to earn a rate of return over time to satisfy the benefit obligations of the plans, meet minimum ERISA funding requirements, and maintain sufficient liquidity to pay benefits and address other cash requirements within the master trust. Specific investment objectives include reducing the volatility of pension assets relative to benefit obligations, achieving a competitive total investment return, achieving diversification between and within asset classes, and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified. Decisions regarding investment policies and asset allocations are made with the understanding of the historical and prospective return and risk characteristics of various asset classes, the effect of asset allocations on funded status, future Company contributions, and projected expenditures, including benefits. The Company updates its asset allocations periodically. The Company uses various analytics to determine the optimal asset mix and considers plan obligation characteristics, duration, liquidity characteristics, funding requirements, expected rates of return, regular rebalancing, and the distribution of returns. Actual allocations to each asset class could vary from target allocations due to periodic investment strategy changes, short-term market value fluctuations, the length of time it takes to fully implement investment allocation positions, such as real estate and other alternative investments, and the timing of benefit payments and Company contributions.

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

Private partnership interests include debt and equity investments. These investments are valued based on NAVs or their equivalents, adjusted for capital calls and distributions, reported by the respective general partners. The terms of the partnerships range from seven to ten or more years, and investors do not have the option to redeem their interests in these partnerships. As of December 31, 2020, unfunded commitments to private partnerships were $518 million.

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

The Company might be unable to quickly liquidate some assets at amounts close or equal to fair value in order to meet plan liquidity requirements or respond to specific events, such as the creditworthiness of any particular issuer or counterparty. Illiquid assets are generally long-term investments that complement the long-term nature of the Company's pension obligations and are generally not used to fund benefit payments in the short term. Management monitors liquidity risk on an ongoing basis and has procedures designed to maintain adequate liquidity for plan requirements.

The master trust has considerable investments in fixed income securities for which changes in the relevant interest rate of a particular instrument might result in the inability to secure similar returns upon the maturity or sale of the instrument. Changes in prevailing interest rates might result in an increase or decrease in fair value of the instrument. Investment managers are permitted to use interest rate swaps and other financial derivatives to manage interest rate and credit risks.

Counterparty risk is the risk that a counterparty to a financial instrument held by the master trust will default on its commitment. Counterparty risk is generally related to over-the-counter derivative instruments used to manage risk exposure to interest rates on long-term debt securities. Certain agreements with counterparties employ set-off agreements, collateral support arrangements, and other risk mitigation practices designed to reduce the net credit risk exposure in the event of a counterparty default. The Company has credit policies and processes that manage concentrations of risk by seeking to undertake transactions with large well-capitalized counterparties and by monitoring the creditworthiness of these counterparties.

Certain investments that are measured at fair value using NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above.

	December 31, 2020
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$2,224	$2,224	$—	$—
Government and agency debt securities	466	—	466	—
Corporate and other debt securities	1,933	—	1,933	—
Group annuity contract	3	—	3	—
Cash and cash equivalents, net	37	37	—	—

Net plan assets subject to leveling	$4,663	$2,261	$2,402	$—

Plan assets not subject to leveling
U.S. and international equities (a)	1,881
Corporate and other debt securities	240
Real estate investments	317
Private partnerships	202
Hedge funds	329
Cash and cash equivalents, net (b)	78
Total plan assets not subject to leveling	3,047

Net plan assets	$7,710

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

The master trust limits the use of derivatives through direct or separate account investments, such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is primarily for gaining market exposure in an unlevered manner or hedging investment risks. The fair market value of the pension master trust's derivatives through direct or separate account investments resulted in net assets of approximately $1 million and $8 million as of December 31, 2020 and 2019, respectively.

There was no activity attributable to Level 3 retirement plan assets during the years ended December 31, 2020 and 2019.

19. STOCK COMPENSATION PLANS

As of December 31, 2020, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan") and the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan").

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

The 2012 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Each stock option grant is made with an exercise price of not less than 100% of the closing price of HII's common stock on the date of grant. Stock awards, in the form of RPSRs, restricted stock rights ("RSRs"), and stock rights, are granted to key employees and members of the board of directors without payment to the Company. The 2012 Plan authorized (i) 3.4 million new shares; plus (ii) any shares subject to outstanding awards under the 2011 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2011 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2020, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2012 Plan was 3.8 million.

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

The Company issued the following stock awards in the years ended December 31, 2020, 2019, and 2018:

Restricted Performance Stock Rights - For the year ended December 31, 2020, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $229.06. These rights are subject to cliff vesting on December 31, 2022. For the year ended December 31, 2019, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $210.24. These rights are subject to cliff vesting on December 31, 2021. For the year ended December 31, 2018, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $261.88. These rights were fully vested as of December 31, 2020. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Restricted Stock Rights - Retention stock awards are granted to key employees primarily to ensure business continuity. In 2020, the Company granted less than 1,000 RSRs at a weighted average share price of $192.26, with cliff vesting two to three years from the grant date. In 2019, no retention stock awards were granted. In 2018, the Company granted approximately 2,900 RSRs at a weighted average share price of $225.68, with cliff vesting two to three years from the grant date. As of December 31, 2020, approximately 2,400 RSRs were outstanding.

For the year ended December 31, 2020, 0.1 million stock awards vested, of which approximately 0.1 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2019, 0.3 million stock awards vested, of which approximately 0.1 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2018, 0.2 million stock awards vested, of which approximately 0.1 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

Stock Rights and Stock Issuances - The Company granted stock rights to its non-employee directors on a quarterly basis in 2020, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain stock ownership guidelines, the non-employee director may elect under the terms of the Directors’ Compensation Policy and Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

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

Stock award activity for the years ended December 31, 2020, 2019, and 2018, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2017	449	$147.13	0.8 years
Granted	99	259.62
Adjustment due to performance	98	142.85
Vested	(235)	142.85
Forfeited	(12)	218.50
Outstanding as of December 31, 2018	399	174.07	0.7 years
Granted	132	210.16
Adjustment due to performance	114	135.86
Vested	(265)	135.86
Forfeited	(6)	232.60
Outstanding as of December 31, 2019	374	201.92	0.9 years
Granted	132	225.80
Adjustment due to performance	48	199.58
Vested	(157)	199.58
Forfeited	(16)	231.06
Outstanding as of December 31, 2020	381	$211.77	1.0 year

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2020 and 2019 are based on three metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension ("EBITDAP"), weighted at 40%, pension-adjusted return on invested capital ("ROIC"), weighted at 40%, and relative EBITDAP growth, weighted at 20%. The Company's EBITDAP growth will be measured against EBITDAP growth of the S&P Aerospace and Defense Select Index. The performance goals for outstanding RPSRs granted in 2018 are based on EBITDAP and ROIC, each weighted at 50%.

Compensation Expense

The Company recorded $23 million, $30 million, and $36 million of expense related to stock awards for the years ended December 31, 2020, 2019, and 2018, respectively. The Company recorded $6 million, $6 million, and $8 million as tax benefits related to stock awards for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company recognized tax benefits for the years ended December 31, 2020, 2019, and 2018, of $5 million, $11 million, and $16 million, respectively, from the issuance of stock in settlement of stock awards.

Unrecognized Compensation Expense

As of December 31, 2020, the Company had less than $1 million of unrecognized compensation expense associated with RSRs granted in 2020, 2019, and 2018, which will be recognized over a weighted average period of 0.7 years, and $28 million of unrecognized expense associated with RPSRs granted in 2020 and 2019, which will be recognized over a weighted average period of 1.1 years.

20. UNAUDITED SELECTED QUARTERLY DATA

Unaudited quarterly financial results for the years ended December 31, 2020 and 2019, are set forth in the following tables:

	Year Ended December 31, 2020
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales and service revenues	$2,263	$2,027	$2,314	$2,757
Operating income	215	57	222	305
Earnings before income taxes	216	65	226	303
Net earnings	172	53	222	249
Dividends declared per share	$1.03	$1.03	$1.03	$1.14
Basic earnings per share	$4.23	$1.30	$5.47	$6.15
Diluted earnings per share	$4.23	$1.30	$5.45	$6.15

	Year Ended December 31, 2019
($ in millions, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr(1)
Sales and service revenues	$2,080	$2,188	$2,219	$2,412
Operating income	161	175	214	186
Earnings before income taxes	149	164	198	172
Net earnings	118	128	154	149
Dividends declared per share	$0.86	$0.86	$0.86	$1.03
Basic earnings per share	$2.85	$3.07	$3.74	$3.62
Diluted earnings per share	$2.85	$3.07	$3.74	$3.61
(1) In the fourth quarter of 2019, the Company recorded a $29 million goodwill impairment charge.

21. SUBSIDIARY GUARANTORS

As described in Note 14: Debt, the Company issued senior notes through the consolidating parent company, HII. Performance of the Company's obligations under its senior notes outstanding as of December 31, 2020, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is not material and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

22. SUBSEQUENT EVENT

In the first quarter of 2021, the Company completed the contribution of its San Diego Shipyard to Titan Acquisition Holdings L.P. ("Titan"), a joint venture comprised of Vigor Industrial and MHI Holdings, in exchange for a minority interest in Titan. Also in the first quarter of 2021, the Company completed the sale of its oil and gas business, UniversalPegasus International, Inc., to a third party. The assets and liabilities associated with both transactions were classified as held for sale as of December 31, 2020. See Note 11: Assets and Liabilities Held for Sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, no change occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

/s/ C. Michael Petters	/s/ Christopher D. Kastner
C. Michael Petters	Christopher D. Kastner
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Information about our Executive Officers

The following table sets forth certain information as of February 5, 2021, concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
C. Michael Petters	61	President and Chief Executive Officer
Bharat B. Amin	66	Executive Vice President and Chief Information Officer
Chad N. Boudreaux	47	Executive Vice President and Chief Legal Officer
Jennifer R. Boykin	56	Executive Vice President and President, Newport News Shipbuilding
Brian J. Cuccias	64	Executive Vice President and President, Ingalls Shipbuilding
Jerri F. Dickseski	58	Executive Vice President, Communications
William R. Ermatinger	57	Executive Vice President and Chief Human Resources Officer
Edgar A. Green III	55	Executive Vice President and President, Technical Solutions
Christopher D. Kastner	57	Executive Vice President and Chief Financial Officer
Nicolas G. Schuck	47	Corporate Vice President, Controller and Chief Accounting Officer
D. Scott Stabler II	61	Executive Vice President, Chief Transformation Officer
Mitchell B. Waldman	60	Executive Vice President, Government and Customer Relations
D. R. Wyatt	62	Corporate Vice President and Treasurer

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

Chad N. Boudreaux, Executive Vice President and Chief Legal Officer - Mr. Boudreaux was appointed Executive Vice President and Chief Legal Officer effective April 1, 2020. In this position, he has overall leadership responsibility for our law department and outside counsel. Prior to that appointment, Mr. Boudreaux managed HII’s litigation docket and oversaw our compliance program as the company’s first chief compliance officer. He joined HII in 2011 as Corporate Vice President for Litigation, Investigations and Compliance. Before joining us, Mr. Boudreaux practiced law at Baker Botts LLP, where he established the law firm’s Global Security and Corporate Risk Counseling practice group. Prior to that, he held various high-ranking positions in the U.S. government, including deputy chief of staff of the U.S. Department of Homeland Security and leadership positions at the U.S. Department of Justice. Mr. Boudreaux earned a B.A. from Baylor University and a J.D. from the University of Memphis School of Law.

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

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

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

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation, including information concerning compensation committee interlocks, insider participation, and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table provides information regarding the equity securities available for issuance under our equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	381,029	$0.00	3,754,140
Equity compensation plans not approved by security holders(2)	—	—	—
Total	381,029	$0.00	3,754,140
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. Of these shares, 14,972 were stock rights granted under the 2011 Plan. In addition, this number includes 39,171 stock rights, 2,366 restricted stock rights, and 324,520 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement.
(2) There are no awards made under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2018
Valuation allowance for deferred tax assets	$12	$—	$—	$12
Year Ended December 31, 2019
Valuation allowance for deferred tax assets	12	3	—	15
Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$15	$7	$—	$22
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

4.3
Second Supplemental Indenture, dated as of June 30, 2020, to the Indenture, dated as of December 1, 2017, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.

4.4
Indenture, dated March 30, 2020, by and among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 30, 2020).

4.5
First Supplemental Indenture, dated as of June 30, 2020, to the Indenture, dated as of March 30, 2020, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.

4.6	Description of Securities

10.1
Credit Agreement, dated as of November 22, 2017, among Huntington Ingalls Industries, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, and certain other issuing banks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2017).

10.2
2020 Revolving Credit Agreement, dated as of April 3, 2020, among Huntington Ingalls Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2020).

10.3
Form of Amended and Restated Indemnification Agreement and Schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on February 19, 2015).

10.4
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

10.18*	Huntington Ingalls Industries ERISA Supplemental Plan (incorporated by reference to Exhibit 10.17 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

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

10.33*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012).

10.34*	Performance-Based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012).

10.35*	Huntington Ingalls Industries, Inc. Amended and Restated Directors' Compensation Policy.

10.36*
Huntington Ingalls Industries, Inc. Directors Compensation Policy--Amended and Restated Board Deferred Compensation Policy (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2018).

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

22	List of subsidiary guarantors of registered securities of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Consolidated Statements of Financial Position, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on form 10-K, formatted in Inline XBRL and contained in Exhibit 101.
*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February, 2021.

Huntington Ingalls Industries, Inc.

/s/ C. Michael Petters
C. Michael Petters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Michael Petters	President, Chief Executive Officer and Director
C. Michael Petters	(Principal Executive Officer)	February 11, 2021

/s/ Christopher D. Kastner	Executive Vice President and
Christopher D. Kastner	Chief Financial Officer
	(Principal Financial Officer)	February 11, 2021

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 11, 2021

/s/ Kirkland H. Donald
Kirkland H. Donald	Chairman	February 11, 2021

/s/ Philip M. Bilden
Philip M. Bilden	Director	February 11, 2021

/s/ Augustus L. Collins
Augustus L. Collins	Director	February 11, 2021

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 11, 2021

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 11, 2021

/s/ Tracy B. McKibben
Tracy B. McKibben	Director	February 11, 2021

/s/ Stephanie L. O'Sullivan
Stephanie L. O'Sullivan	Director	February 11, 2021

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 11, 2021

/s/ John K. Welch
John K. Welch	Director	February 11, 2021

/s/ Stephen R. Wilson
Stephen R. Wilson	Director	February 11, 2021