Form 10-Q
period 2021-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2021-05-06
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-34910
  ______________________________________________________________
HUNTINGTON INGALLS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________

Delaware	90-0607005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4101 Washington Avenue Newport News, Virginia 23607
(Address of principal executive offices and zip code)
(757) 380-2000
(Registrant’s telephone number, including area code)
 ______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of April 30, 2021, 40,232,340 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2021	2020
Sales and service revenues
Product sales	$1,721	$1,624
Service revenues	557	639
Sales and service revenues	2,278	2,263
Cost of sales and service revenues
Cost of product sales	1,454	1,290
Cost of service revenues	482	550
Income from operating investments, net	8	6
Other income and gains	3	—
General and administrative expenses	206	214
Operating income	147	215
Other income (expense)
Interest expense	(21)	(16)
Non-operating retirement benefit	46	30
Other, net	1	(13)
Earnings before income taxes	173	216
Federal and foreign income taxes	25	44
Net earnings	$148	$172

Basic earnings per share	$3.68	$4.23
Weighted-average common shares outstanding	40.2	40.7

Diluted earnings per share	$3.68	$4.23
Weighted-average diluted shares outstanding	40.2	40.7

Dividends declared per share	$1.14	$1.03

Net earnings from above	$148	$172
Other comprehensive income
Change in unamortized benefit plan costs	29	23
Other	2	(2)
Tax expense for items of other comprehensive income	(7)	(6)
Other comprehensive income, net of tax	24	15
Comprehensive income	$172	$187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$407	$512
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2021 and 2020	407	397
Contract assets	1,288	1,049
Inventoried costs, net	142	137
Income taxes receivable	133	171
Assets held for sale	—	133
Prepaid expenses and other current assets	66	45
Total current assets	2,443	2,444
Property, plant, and equipment, net of accumulated depreciation of $2,055 million as of 2021 and $2,024 million as of 2020	2,988	2,978
Operating lease assets	195	192
Goodwill	1,604	1,617
Other intangible assets, net of accumulated amortization of $668 million as of 2021 and $655 million as of 2020	512	512
Deferred tax assets	95	133
Miscellaneous other assets	377	281
Total assets	$8,214	$8,157
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$397	$460
Accrued employees’ compensation	302	293
Current portion of postretirement plan liabilities	133	133
Current portion of workers’ compensation liabilities	227	225
Contract liabilities	700	585
Liabilities held for sale	—	68
Other current liabilities	531	462
Total current liabilities	2,290	2,226
Long-term debt	1,688	1,686
Pension plan liabilities	869	960
Other postretirement plan liabilities	397	401
Workers’ compensation liabilities	515	511
Long-term operating lease liabilities	159	157
Other long-term liabilities	317	315
Total liabilities	6,235	6,256
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.4 million shares issued and 40.3 million shares outstanding as of March 31, 2021, and 53.3 million shares issued and 40.5 million shares outstanding as of December 31, 2020	1	1
Additional paid-in capital	1,974	1,972
Retained earnings	3,635	3,533
Treasury stock	(2,108)	(2,058)
Accumulated other comprehensive loss	(1,523)	(1,547)
Total stockholders’ equity	1,979	1,901
Total liabilities and stockholders’ equity	$8,214	$8,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2021	2020
Operating Activities
Net earnings	$148	$172
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	52	47
Amortization of purchased intangibles	13	11
Amortization of debt issuance costs	2	1
Stock-based compensation	9	7
Deferred income taxes	31	18
Gain on disposition of business	(3)	—
Loss (gain) on investments in marketable securities	(4)	16
Change in
Accounts receivable	(10)	(93)
Contract assets	(239)	(140)
Inventoried costs	(5)	(6)
Prepaid expenses and other assets	(6)	(1)
Accounts payable and accruals	116	46
Retiree benefits	(65)	(13)
Other non-cash transactions, net	4	3
Net cash provided by operating activities	43	68
Investing Activities
Capital expenditures
Capital expenditure additions	(60)	(71)
Grant proceeds for capital expenditures	1	5
Acquisitions of businesses, net of cash received	—	(378)
Investment in affiliates	(12)	—
Proceeds from disposition of business	25	—
Net cash used in investing activities	(46)	(444)
Financing Activities
Proceeds from revolving credit facility borrowings	—	385
Repayment of revolving credit facility borrowings	—	(5)
Net borrowings on commercial paper	—	88
Dividends paid	(46)	(42)
Repurchases of common stock	(49)	(84)
Employee taxes on certain share-based payment arrangements	(7)	(13)
Net cash provided by (used in) financing activities	(102)	329
Change in cash and cash equivalents	(105)	(47)
Cash and cash equivalents, beginning of period	512	75
Cash and cash equivalents, end of period	$407	$28
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$(42)	$2
Cash paid for interest	$1	$1
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$12	$10
Accrued repurchases of common stock	$1	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2021 and 2020 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	$1	$1,961	$3,009	$(1,974)	$(1,409)	$1,588
Net earnings	—	—	172	—	—	172
Dividends declared ($1.03 per share)	—	—	(42)	—	—	(42)
Stock compensation	—	(6)	—	—	—	(6)
Other comprehensive income, net of tax	—	—	—	—	15	15
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of March 31, 2020	$1	$1,955	$3,139	$(2,058)	$(1,394)	$1,643

Balance as of December 31, 2020	$1	$1,972	$3,533	$(2,058)	$(1,547)	$1,901
Net earnings	—	—	148	—	—	148
Dividends declared ($1.14 per share)	—	—	(46)	—	—	(46)
Stock compensation	—	2	—	—	—	2
Other comprehensive income, net of tax	—	—	—	—	24	24
Treasury stock activity	—	—	—	(50)	—	(50)
Balance as of March 31, 2021	$1	$1,974	$3,635	$(2,108)	$(1,523)	$1,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is one of America’s largest military shipbuilding companies and a provider of professional services to partners in government and industry. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Technical Solutions. For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. The Technical Solutions segment provides a range of services to government and commercial customers.

HII conducts most of its business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Technical Solutions segment provides a wide range of professional services and products, including defense and federal solutions ("DFS"), nuclear and environmental services, and unmanned systems.

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

For the three months ended March 31, 2021, the Company recognized cash grant benefits of approximately $1 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the three months ended March 31, 2020, the Company recognized cash grant benefits of approximately $5 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position.
Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $191 million and $182 million as of March 31, 2021, and December 31, 2020, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Loan Receivable - The Company holds a loan receivable in connection with a seller financed transaction involving its previously owned Avondale Shipyard facility. The receivable is carried at amortized cost of $34 million, net of $15 million of loan discount as of each of March 31, 2021, and December 31, 2020, which approximates fair value and is recorded in miscellaneous other assets on the unaudited condensed consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Other Current Liabilities - Other current liabilities were $531 million as of March 31, 2021, and $462 million as of December 31, 2020. Payroll taxes payable, which is a component of other current liabilities, was $127 million as of March 31, 2021, and $125 million as of December 31, 2020. No other component of other current liabilities was more than 5% of total current liabilities.

Related Party Transactions - The Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation as of each of March 31, 2021, and December 31, 2020. Prior to the Company's spinoff from Northrop Grumman Corporation, repayment of principal and interest was guaranteed by Northrop Grumman Systems Corporation. The guaranty remains in effect, and the Company has agreed to indemnify Northrop Grumman Systems Corporation for any losses related to the guaranty pursuant to the Separation and Distribution Agreement with Northrop Grumman Corporation.

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

Accounting pronouncements issued but not effective until after December 31, 2021, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS AND DIVESTITURES

Acquisitions

In December 2020, the Company acquired the autonomy business of Spatial Integrated Systems, Inc. ("SIS"), a leading provider of autonomous technology, for approximately $40 million in cash. The acquisition further expanded the Company's unmanned systems capabilities. In connection with this acquisition, the Company preliminarily recorded $40 million of goodwill, which included the value of SIS's workforce, all of which was allocated to the Company's Technical Solutions segment. For the three months ended March 31, 2021, the Company recorded a decrease in goodwill of $13 million, due to a reallocation to intangible assets related to technology and existing contract backlog. The Company has not completed the purchase price allocation, because the fair value calculations for certain assets and liabilities have not been finalized. See Note 10: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of SIS are not material to the Company’s consolidated financial position, results of operations, or cash flows.

In March 2020, the Company acquired Hydroid, Inc. ("Hydroid"), a leading provider of advanced marine robotics to the defense and maritime markets, for approximately $377 million in cash, net of $2 million of acquired cash. The acquisition expanded the Company's capabilities in the strategically important and rapidly growing autonomous and unmanned maritime systems market. In connection with this acquisition, the Company recorded $239 million of goodwill, which included the value of Hydroid's workforce, and $76 million of intangible assets related to technology and existing contract backlog. See Note 10: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of Hydroid are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

Divestitures

On February 1, 2021, the Company divested its San Diego Shipyard (“SDSY”) business in exchange for a non-controlling interest in Titan Acquisition Holdings, L.P. ("Titan"). Titan is a leading provider of ship repair and specialty fabrication services to government and commercial customers. The divestiture was completed as part of the Company’s operating strategy. The Company recognized its interest in Titan at fair value, which approximates $83 million. No gain or loss was recognized in the transaction. The assets and liabilities divested were previously reported in assets and liabilities held for sale. For the three months ended March 31, 2021, the Company transferred $12 million to Titan as part of the exchange.

On February 1, 2021, the Company completed the sale of its oil and gas business. The divestiture was completed as part of the Company’s plan to exit this part of the oil and gas industry and focus on its core services and customers. In connection with the sale, the Company received $25 million net cash and recorded a net pre-tax gain of $3 million in other income and gains within operating income in the unaudited condensed consolidated statements of operations. The assets and liabilities divested were previously reported in assets and liabilities held for sale.

5. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2021, the Company repurchased 291,581 shares at an aggregate cost of $50 million, of which approximately $1 million was not yet settled for cash as of March 31, 2021. For the three months ended March 31, 2020, the Company repurchased 390,904 shares at an aggregate cost of $84 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $1.14 and $1.03 for the three months ended March 31, 2021 and 2020, respectively. The Company paid cash dividends totaling $46 million and $42 million for the three months ended March 31, 2021 and 2020, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of March 31, 2021, was comprised of unamortized benefit plan costs of $1,524 million and other comprehensive income items of $1 million. The accumulated other comprehensive loss as of December 31, 2020, was comprised of unamortized benefit plan costs of $1,546 million and other comprehensive loss items of $1 million.
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2019	$(1,407)	$(2)	$(1,409)
Other comprehensive loss before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(2)	—	(2)
Amortization of net actuarial loss[1]	25	—	25
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income (loss)	17	(2)	15
Balance as of March 31, 2020	$(1,390)	$(4)	$(1,394)

Balance as of December 31, 2020	$(1,546)	$(1)	$(1,547)
Other comprehensive income before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(7)	—	(7)
Net current period other comprehensive income	22	2	24
Balance as of March 31, 2021	$(1,524)	$1	$(1,523)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 15: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020, was $7 million and $6 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2021	2020
Net earnings	$148	$172

Weighted-average common shares outstanding	40.2	40.7
Net dilutive effect of stock awards	—	—
Dilutive weighted-average common shares outstanding	40.2	40.7

Earnings per share - basic	$3.68	$4.23
Earnings per share - diluted	$3.68	$4.23

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million and 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three months ended March 31, 2021 and 2020, respectively.

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

Non-U.S. Government Contracts

Revenues generated under commercial and state and local government agency contracts are primarily derived from the provision of nuclear and environmental services. Non-U.S. Government contracts typically are one or two years in duration.

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

	Three Months Ended March 31, 2021
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$604	$1,101	$16	$—	$1,721
Service revenues	42	304	211	—	557
Intersegment	3	2	32	(37)	—
Sales and service revenues	$649	$1,407	$259	$(37)	$2,278
Customer Type
Federal	$646	$1,405	$206	$—	$2,257
Commercial	—	—	21	—	21
Intersegment	3	2	32	(37)	—
Sales and service revenues	$649	$1,407	$259	$(37)	$2,278
Contract Type
Firm fixed-price	$11	$8	$39	$—	$58
Fixed-price incentive	595	722	3	—	1,320
Cost-type	40	675	120	—	835
Time and materials	—	—	65	—	65
Intersegment	3	2	32	(37)	—
Sales and service revenues	$649	$1,407	$259	$(37)	$2,278

	Three Months Ended March 31, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$578	$1,046	$—	$—	$1,624
Service revenues	50	293	296	—	639
Intersegment	1	2	21	(24)	—
Sales and service revenues	$629	$1,341	$317	$(24)	$2,263
Customer Type
Federal	$628	$1,339	$228	$—	$2,195
Commercial	—	—	68	—	68
Intersegment	1	2	21	(24)	—
Sales and service revenues	$629	$1,341	$317	$(24)	$2,263
Contract Type
Firm fixed-price	$15	$2	$59	$—	$76
Fixed-price incentive	523	638	—	—	1,161
Cost-type	90	699	133	—	922
Time and materials	—	—	104	—	104
Intersegment	1	2	21	(24)	—
Sales and service revenues	$629	$1,341	$317	$(24)	$2,263

	Three Months Ended March 31	Three Months Ended March 31
($ in millions)	2021	2020
Major Programs
Amphibious assault ships	$357	$347
Surface combatants and coast guard cutters	287	279
Other	5	3
Total Ingalls	649	629
Aircraft carriers	758	698
Submarines	457	455
Other	192	188
Total Newport News	1,407	1,341
Government and energy services	245	253
Oil and gas services	14	64
Total Technical Solutions	259	317
Intersegment eliminations	(37)	(24)
Sales and service revenues	$2,278	$2,263

As of March 31, 2021, the Company had $48.8 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2022, an additional 30% through 2024, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended March 31, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $50 million and $0.98, respectively. For the three months ended March 31, 2020, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by

$32 million and $0.62, respectively.

Cumulative catch-up adjustments for the three months ended March 31, 2021, included a favorable adjustment of $25 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.50. No individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2020.

Contract Balances

Contract balances include accounts receivable, contract assets, and contract liabilities associated with customer contracts. Accounts receivable represent an unconditional right to consideration and include amounts billed and currently due from customers. Contract assets primarily relate to the Company's rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time. Fixed-price contracts are generally billed to the customer using either progress payments, whereby amounts are billed monthly as costs are incurred or work is completed, or performance based payments, which are based upon the achievement of specific, measurable events or accomplishments defined and valued at contract inception. Cost-type contracts are typically billed to the customer on a monthly or semi-monthly basis. Contract liabilities relate to advance payments, billings in excess of revenues, and deferred revenue amounts.

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $124 million from December 31, 2020, to March 31, 2021, primarily resulting from an increase in contract assets due to revenue on certain U.S. Navy contracts. For the three months ended March 31, 2021, the Company recognized revenue of $397 million related to its contract liabilities as of December 31, 2020. For the three months ended March 31, 2020, the Company recognized revenue of $274 million related to its contract liabilities as of December 31, 2019.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
($ in millions)	2021	2020
Sales and Service Revenues
Ingalls	$649	$629
Newport News	1,407	1,341
Technical Solutions	259	317
Intersegment eliminations	(37)	(24)
Sales and service revenues	$2,278	$2,263
Operating Income
Ingalls	$91	$68
Newport News	93	95
Technical Solutions	7	(7)
Segment operating income	191	156
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(40)	63
Non-current state income taxes	(4)	(4)
Operating income	$147	$215

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	March 31, 2021	December 31, 2020
Assets
Ingalls	$1,666	$1,612
Newport News	4,302	4,124
Technical Solutions	1,349	1,379
Corporate	897	1,042
Total assets	$8,214	$8,157

9. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	March 31, 2021	December 31, 2020
Production costs of contracts in process[1]	$20	$17
Raw material inventory	122	120
Total inventoried costs, net	$142	$137
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

Accumulated goodwill impairment losses as of each of March 31, 2021, and December 31, 2020, were $2,906 million. The accumulated goodwill impairment losses for Ingalls as of each of March 31, 2021, and December 31, 2020, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of March 31, 2021, and December 31, 2020, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of March 31, 2021, and December 31, 2020, were $151 million.

For the three months ended March 31, 2021, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2020	$175	$721	$721	$1,617
Adjustments	—	—	(13)	(13)
Balance as of March 31, 2021	$175	$721	$708	$1,604

As of March 31, 2021, the Company recorded goodwill adjustments of $13 million relating to the acquisition of SIS, primarily related to allocations to intangible assets.

Other Intangible Assets

The Company's purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts relating to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $13 million and $11 million for the three months ended March 31, 2021 and 2020, respectively.

In connection with the SIS purchase in 2020, the Company recorded $13 million of intangible assets pertaining to technology and existing contract backlog, which is being amortized using the pattern of benefits method over a weighted-average life of ten years.

In connection with the Hydroid purchase in 2020, the Company recorded $76 million of intangible assets pertaining to existing contract backlog, customer relationships, and technology, which is being amortized using the pattern of benefits method over a weighted-average life of nine years.

The Company expects amortization expense for purchased intangible assets of approximately $52 million in 2021, $46 million in 2022, $37 million in 2023, $28 million in 2024, and $28 million in 2025.

11. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended March 31, 2021 and 2020, were 14.5% and 20.4%, respectively. The lower effective tax rate for the three months ended March 31, 2021, was primarily attributable to the tax loss associated with the sale of the Company’s oil and gas business resulting in a reduction in the effective tax rate of 5.5%.

For the three months ended March 31, 2021, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of the tax loss associated with the sale of its oil and gas business. For the three months ended March 31, 2020, the Company's effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%.

The Company's unrecognized tax benefits increased by $3 million during the three months ended March 31, 2021. As of March 31, 2021, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $50 million. Assuming a sustainment of these tax positions, the reversal of $36 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2021, interest resulting from the unrecognized tax benefits noted above increased income tax expense less than $1 million.
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

12. DEBT

Long-term debt consisted of the following:

($ in millions)	March 31, 2021	December 31, 2020
Senior notes due December 1, 2027, 3.483%	$600	$600
Senior notes due May 1, 2025, 3.844%	500	500
Senior notes due May 1, 2030, 4.200%	500	500
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(17)	(19)
Total long-term debt	$1,688	$1,686

Credit Facility - The Company's credit facility (the "Credit Facility") includes a revolving credit facility of $1,250 million, which may be drawn upon during a period of five years from November 22, 2017. The revolving credit facility includes a letter of credit subfacility of $500 million.

The Credit Facility contains customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Credit Facility. See Note 17: Subsidiary Guarantors.

As of March 31, 2021, the Company had $15 million in issued but undrawn letters of credit and $1,235 million unutilized under the Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $3 million and $5 million as of March 31, 2021, and December 31, 2020, respectively.

The terms of the Company’s senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with its senior notes of $14 million as of each of March 31, 2021, and December 31, 2020.

Under the Company's unsecured commercial paper program, the Company may issue up to $1 billion of unsecured commercial paper notes.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the three months ended March 31, 2021.

The estimated fair values of the Company's total long-term debt as of March 31, 2021, and December 31, 2020, were $1,874 million and $1,943 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of March 31, 2021, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $84 million due in 2024 and $500 million due in 2025.

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

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. The court dismissed the complaint, but the plaintiff was permitted to refile the compliant and did so. The case is at an early stage, and the Company has filed a motion to dismiss the Second Amended Complaint. As a result, the Company is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome of the matter.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the three months ended March 31, 2021 and 2020, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

14. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2021, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in the aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such guarantees only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of March 31, 2021, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2021, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2021, the Company had $15 million in issued but undrawn letters of credit, as indicated in Note 12: Debt, and $272 million of surety bonds outstanding.

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

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. In 2016, the Defense Contract Audit Agency ("DCAA") opined that the 1985 settlement agreement did not comply with certain CAS standards and referred the matter to a U.S. Navy’s Contracting Officer. In December 2020, the Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. Cumulatively, under the 1985 settlement agreement, the Company has not recognized as allowable billable costs of approximately $120 million due to the difference between CAS and U.S. GAAP Financial Accounting Standards ("FAS") treatment of workers’ compensation cost. Under the 1985 settlement agreement, these costs would be recognized as allowable billable costs in future periods. Though the Company believes the 1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, the Company will seek to negotiate a resolution of the matter with the Contracting Officer. If a resolution results in the use of a different treatment or billing methodology that does not provide for the Company to recognize as allowable the CAS to FAS difference, the resolution could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, including an inability to recover any or all of the $120 million of costs not yet billed to the customer.

Collective Bargaining Agreements - Of the Company's approximately 42,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in November 2021, December 2022, and April 2024. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 25 Technical Solutions employees in Klamath Falls, Oregon are covered by a collective bargaining agreement that expires in June 2021. The Company believes its relationship with its employees is satisfactory.
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

15. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, other postretirement benefit plans, and defined contribution pension plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$50	$45	$3	$2
Interest cost	60	64	3	4
Expected return on plan assets	(138)	(121)	—	—
Amortization of prior service cost (credit)	4	3	(1)	(5)
Amortization of net actuarial loss (gain)	27	27	(1)	(2)
Net periodic benefit cost	$3	$18	$4	$(1)

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
($ in millions)	2021	2020
Pension plans
Discretionary
Qualified	$60	$20
Non-qualified	2	2
Other benefit plans	10	8
Total contributions	$72	$30

As of March 31, 2021, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2021.

16. STOCK COMPENSATION PLANS

During the three months ended March 31, 2021 and 2020, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2021, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $178.41. These rights are subject to cliff vesting on December 31, 2023. For the three months ended March 31, 2020, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $229.42. These rights are subject to cliff vesting on December 31, 2022. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For each of the three months ended March 31, 2021 and 2020, approximately 0.1 million of stock awards vested, of which less than 0.1 million each year were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2021:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	459	$190.95	1.6

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended March 31, 2021 and 2020, of $9 million and $7 million, respectively.
The Company recorded tax benefits related to stock awards of $2 million and $1 million for the three months ended March 31, 2021 and 2020, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $2 million for each of the three months ended March 31, 2021 and 2020.

Unrecognized Compensation Expense

As of March 31, 2021, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2021, 2020, 2019 and 2018, which will be recognized over a weighted average period of 1.1 years, and $50 million of unrecognized compensation expense associated with RPSRs granted in 2021, 2020, and 2019, which will be recognized over a weighted average period of 1.8 years.

17. SUBSIDIARY GUARANTORS

As described in Note 12: Debt, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of March 31, 2021, and December 31, 2020, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Technical Solutions segment provides a range of services to government and commercial customers. Headquartered in Newport News, Virginia, HII employs approximately 42,000 people both domestically and internationally.
We conduct most of our business with the U.S. Government, primarily the DoD. As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Technical Solutions segment provides a wide range of professional services and products, including defense and federal solutions ("DFS"), nuclear and environmental services, and unmanned systems.
The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2020.

Business Environment

COVID-19 Pandemic - The COVID-19 global pandemic has had wide ranging effects on the global health environment and disrupted the global and U.S. economies and financial markets, including impacts to our employees, customers, suppliers, and communities (collectively, “COVID-19 Events”). COVID-19 Events have also impacted our operations, and the continuing impacts are uncertain. The most significant elements of uncertainty have been the intensity and duration of the impact on our employees’ ability to work effectively, disruption in our supply chain, disruption of the U.S. Government's and our other customers' abilities to perform their obligations, and impact on pension assets and other investment performance.

We are aggressively managing our response to the uncertainties regarding COVID-19 Events. Our primary focus has been to minimize the risk to our employees by updating leave policies, increasing telecommuting, and making benefits changes to provide employees maximum flexibility. We have also adjusted policies and workspaces to align with Centers for Disease Control and Prevention (“CDC”) guidelines and to support social distancing, including increased sanitation efforts, personal protective equipment for employees, and suspension of all non-essential work travel. As a result, we have incurred and expect to continue incurring costs related to COVID-19 Events, including paid leave, quarantining employees, and recurring facility cleaning. Our shipyards and other facilities remained open and productive, but we experienced temporary decreases in workforce attendance, which impacted our operations due to delay and disruption from the lack of availability of critical skills and out-of-sequence work. As of March 31, 2021, our workforce was operating at normal attendance rates.

Under Section 3610 of the CARES Act, contractors may submit claims for employee paid time off caused by restrictions from COVID-19 Events in circumstances where the employee could not work remotely. Such instances may include paid time off for employees to allow for plant decontamination, idle time due to social distancing restrictions, paid time off to take care of dependents impacted by government ordered school or day care closures, and employee quarantines due to travel restrictions or coming into contact, being diagnosed, or taking care of someone diagnosed with COVID-19. We have taken steps to preserve our rights to pursue such claims for HII and our subcontractors, but we have no assurance that Congress will appropriate sufficient funds to cover the reimbursement of costs contemplated by the CARES Act.

While costs related to COVID-19 Events are allowable under U.S. Government contracts, our contract estimates reflect margin impact uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed price and fixed price incentive contracts, or may not be adequately covered by insurance. Our reinsurers have failed to acknowledge coverage for various losses related to COVID-19, and we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. We also initiated arbitration proceedings against other reinsurers seeking similar relief. Although we believe that our position is well-founded, no assurance can be provided regarding the ultimate resolution of this matter. See Note 13: Investigations, Claims, and Litigation.

We have also focused on actively supporting our customers, suppliers, and communities. We have been proactive in engaging with our U.S. Government customers regarding future contract adjustments. While there has been no change in contract terms or substantial degradation in timely payments from customers, we have experienced delays in decisions on certain contract awards. We are unable to predict how our customers will allocate resources in the future as they react to the evolving demands of the COVID-19 response. We have accelerated payments to small business suppliers in an effort to minimize supply chain disruption.

We temporarily halted stock repurchases in Q1 2020, but we resumed share repurchases during the first quarter of 2021. We also deferred certain payroll taxes pursuant to the CARES Act, which increased our cash from operations in 2020, but will reduce cash from operations in 2021 and 2022.

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

The budget environment remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures will have serious implications for defense discretionary spending, the defense industrial base, including HII, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. It is likely budget and program decisions made in this environment will have long-term impacts on HII and the entire defense industry.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, we consider our policies relating to the following matters to be critical accounting policies:

•Revenue recognition;

•Purchase accounting, goodwill, and intangible assets;

•Litigation, commitments, and contingencies;

•Retirement related benefit plans; and

•Workers' compensation.

As of March 31, 2021, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2020.

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

Contracts

We generate most of our revenues from long-term U.S. Government contracts for design, production, and support activities. Government contracts typically include the following cost elements: direct material, labor, and subcontracting costs, and certain indirect costs, including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are treated as allowable and allocable costs under the Federal Acquisition Regulation ("FAR") and the U.S. Cost Accounting Standards ("CAS") regulations. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense, and advertising costs.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended March 31
			2021 over 2020
($ in millions)	2021	2020	Dollars	Percent
Sales and service revenues	$2,278	$2,263	$15	1%
Cost of product sales and service revenues	1,936	1,840	96	5%
Income from operating investments, net	8	6	2	33%
Other income and gains	3	—	3	—%
General and administrative expenses	206	214	(8)	(4)%
Operating income	147	215	(68)	(32)%
Other income (expense)
Interest expense	(21)	(16)	(5)	(31)%
Non-operating retirement benefit	46	30	16	53%
Other, net	1	(13)	14	108%
Federal and foreign income taxes	25	44	(19)	(43)%
Net earnings	$148	$172	$(24)	(14)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended March 31
			2021 over 2020
($ in millions)	2021	2020	Dollars	Percent
Product sales	$1,721	$1,624	$97	6%
Service revenues	557	639	(82)	(13)%
Sales and service revenues	$2,278	$2,263	$15	1%

Product sales for the three months ended March 31, 2021, increased $97 million, or 6%, compared with the same period in 2020. Ingalls product sales increased $26 million for the three months ended March 31, 2021, primarily as a result of higher volumes in surface combatants and amphibious assault ships, partially offset by lower volume in the Legend class NSC program. Newport News product sales increased $55 million for the three months ended March 31, 2021, primarily as a result of higher volumes in aircraft carriers. Technical Solutions product sales increased $16 million for the three months ended March 31, 2021, primarily as a result of the acquisition of Hydroid in March 2020 and higher volumes in DFS.

Service revenues for the three months ended March 31, 2021, decreased $82 million, or 13%, compared with the same period in 2020. Ingalls service revenues decreased $8 million for the three months ended March 31, 2021, primarily as a result of lower volumes in surface combatant and amphibious assault ship services. Newport News service revenues increased $11 million for the three months ended March 31, 2021, primarily as a result of higher volumes in aircraft carriers. Technical Solutions service revenues decreased $85 million for the three months ended March 31, 2021, primarily as a result of the divestitures of our oil and gas business and San Diego Shipyard, as well as lower volumes in DFS services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended March 31
			2021 over 2020
($ in millions)	2021	2020	Dollars	Percent
Cost of product sales	$1,454	$1,290	$164	13%
% of product sales	84.5%	79.4%
Cost of service revenues	482	550	(68)	(12)%
% of service revenues	86.5%	86.1%
Income from operating investments, net	8	6	2	33%
Other income and gains	3	—	3	—%
General and administrative expenses	206	214	(8)	(4)%
% of sales and service revenues	9.0%	9.5%
Cost of sales and service revenues	$2,131	$2,048	$83	4%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2021, increased $164 million, or 13%, compared with the same period in 2020. Ingalls cost of product sales increased $1 million for the three months ended March 31, 2021, primarily as a result of the higher volumes described above, partially offset by risk retirement on Bougainville (LHA 8). Newport News cost of product sales increased $64 million for the three months ended March 31, 2021, primarily as a result of volume increases described above. Technical Solutions cost of product sales increased $15 million for the three months ended March 31, 2021, primarily as a result of the volume increases described above. Cost of product sales related to the Operating FAS/CAS Adjustment increased $84 million for the three months ended March 31, 2021, as described below.

Cost of product sales as a percentage of product sales increased from 79.4% for the three months ended March 31, 2020, to 84.5% for the three months ended March 31, 2021. The increase was due to unfavorable change in the Operating FAS/CAS Adjustment and lower risk retirement on the RCOH of USS George Washington (CVN 73), partially offset by higher risk retirement on Bougainville (LHA 8) and Block IV of the Virginia class (SSN 774) submarine program and year-to-year variances in contract mix.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2021, decreased $68 million, or 12%, compared with the same period in 2020. Ingalls cost of service revenues decreased $7 million for the three months ended March 31, 2021, primarily as a result of lower volumes described above. Newport News cost of service revenues increased $14 million for the three months ended March 31, 2021, primarily as a result of the volume increases described above. Technical Solutions cost of service revenues decreased $94 million for the three months ended March 31, 2021, primarily as a result of the lower volumes described above and year-to-year variances in contract mix. Cost of service revenues related to the Operating FAS/CAS Adjustment increased $19 million for the three months ended March 31, 2021, as described below.

Cost of service revenues as a percentage of service revenues increased from 86.1% for the three months ended March 31, 2020, to 86.5% for the three months ended March 31, 2021, primarily driven by an unfavorable change in the Operating FAS/CAS Adjustment, partially offset by improved performance on DFS services and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended March 31, 2021, increased $2 million from the same period in 2020, primarily due to higher equity income from our nuclear and environmental joint ventures.

Other Income and Gains

For the three months ended March 31, 2021, we recognized a $3 million gain on the sale of our oil and gas business.

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

General and administrative expenses for the three months ended March 31, 2021, decreased $8 million from the same period in 2020, primarily driven by favorable changes in current state income tax expense and lower overhead costs.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended March 31
			2021 over 2020
($ in millions)	2021	2020	Dollars	Percent
Operating income	$147	$215	$(68)	(32)%
Operating FAS/CAS Adjustment	40	(63)	103	163%
Non-current state income taxes	4	4	—	—%
Segment operating income	$191	$156	$35	22%

Segment Operating Income

Segment operating income for the three months ended March 31, 2021, was $191 million, compared with segment operating income of $156 million for the same period in 2020. The increase was primarily driven by higher risk retirement on Bougainville (LHA 8) and on Block IV of the Virginia class (SSN 774) submarine program, improved performance on DFS services and nuclear and environmental services, partially offset by lower risk retirement on the RCOH of USS George Washington (CVN 73).

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

Effective January 1, 2021, we adopted the Safe Harbor methodology used in determining CAS pension costs. Under the new methodology, the interest rates used to calculate pension liabilities under CAS are consistent with those used in the determination of minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA").

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended March 31
			2021 over 2020
($ in millions)	2021	2020	Dollars	Percent
FAS expense	$(7)	$(17)	$10	59%
CAS cost	13	110	(97)	(88)%
FAS/CAS Adjustment	6	93	(87)	(94)%
Non-operating retirement benefit	(46)	(30)	(16)	(53)%
Operating FAS/CAS Adjustment	$(40)	$63	$(103)	(163)%

The Operating FAS/CAS Adjustment was a net expense of $40 million and a net benefit of $63 million for the three months ended March 31, 2021 and 2020, respectively. The unfavorable change in the Operating FAS/CAS Adjustment from 2020 to 2021 was primarily driven by the more immediate recognition of higher interest rates under CAS.

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

Non-current state income tax expense was $4 million for each of the three months ended March 31, 2021 and 2020.

Interest Expense

Interest expense for the three months ended March 31, 2021, increased $5 million, compared with the same period in 2020, primarily due to interest on senior notes issued in 2020.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three months ended March 31, 2021, the favorable change in the non-operating retirement benefit of $16 million, was primarily driven by higher 2020 returns on plan assets.

Other, Net

Other, net income increased $14 million for the three months ended March 31, 2021, compared with the same period in 2020, primarily driven by gains on investments in marketable securities and interest income.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended March 31, 2021 and 2020, were 14.5% and 20.4%, respectively. The lower effective tax rate for the three months ended March 31, 2021, was primarily attributable to the tax loss associated with the sale of our oil and gas business resulting in a reduction in the effective tax rate of 5.5%.

For the three months ended March 31, 2021, our effective tax rate differed from the federal statutory tax rate primarily as a result of the tax loss associated with the sale of our oil and gas business. For the three months ended March 31, 2020, our effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%. See Note 11: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended March 31
			2021 over 2020
($ in millions)	2021	2020	Dollars	Percent
Sales and Service Revenues
Ingalls	$649	$629	$20	3%
Newport News	1,407	1,341	66	5%
Technical Solutions	259	317	(58)	(18)%
Intersegment eliminations	(37)	(24)	(13)	(54)%
Sales and service revenues	$2,278	$2,263	$15	1%
Operating Income
Ingalls	$91	$68	$23	34%
Newport News	93	95	(2)	(2)%
Technical Solutions	7	(7)	14	200%
Segment operating income	191	156	35	22%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	(40)	63	(103)	(163)%
Non-current state income taxes	(4)	(4)	—	—%
Operating income	$147	$215	$(68)	(32)%

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

Cumulative Adjustments

For the three months ended March 31, 2021 and 2020, favorable and unfavorable cumulative catch-up margin adjustments were as follows:

	Three Months Ended March 31

($ in millions)	2021	2020
Gross favorable adjustments	$86	$61
Gross unfavorable adjustments	(36)	(29)
Net adjustments	$50	$32

For the three months ended March 31, 2021, favorable cumulative catch-up adjustments were related to risk retirement on Bougainville (LHA 8) and Block IV of the Virginia class (SSN 774) submarine program. During the same period, none of the unfavorable cumulative catch-up margin adjustments were individually significant.

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

Ingalls

	Three Months Ended March 31
			2021 over 2020
($ in millions)	2021	2020	Dollars	Percent
Sales and service revenues	$649	$629	$20	3%
Segment operating income	91	68	23	34%
As a percentage of segment sales	14.0%	10.8%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2021, increased $20 million, or 3%, from the same period in 2020, primarily driven by higher revenues in surface combatants, partially offset by lower revenues in the Legend class NSC program. Surface combatant revenues increased due to higher volumes on George M. Neal (DDG 131), Jeremiah Denton (DDG 129), and Jack H. Lucas (DDG 125), partially offset by lower volumes on USS Fitzgerald (DDG 62) restoration and modernization following its redelivery and Delbert D. Black (DDG 119) following its delivery. Revenues on the Legend class NSC program decreased due to lower volumes on Stone (NSC 9) following its delivery. Amphibious assault ship revenues were flat as a result of higher volumes on Pittsburgh (LPD 31), Bougainville (LHA 8), and LHA 9 (unnamed), partially offset by lower volumes on Richard M. McCool Jr. (LPD 29), Fort Lauderdale (LPD 28), and USS Tripoli (LHA 7).

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2021, was $91 million, compared with $68 million for the same period in 2020. The increase was primarily driven by higher risk retirement on Bougainville (LHA 8).

Newport News

	Three Months Ended March 31
			2021 over 2020
($ in millions)	2021	2020	Dollars	Percent
Sales and service revenues	$1,407	$1,341	$66	5%
Segment operating income	93	95	(2)	(2)%
As a percentage of segment sales	6.6%	7.1%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2021, increased $66 million, or 5%, from the same period in 2020, primarily driven by higher revenues in aircraft carriers, naval nuclear support services, and submarines. Aircraft carrier revenues increased primarily as a result of higher volumes on Enterprise (CVN 80), the RCOH of USS John C. Stennis (CVN 74), and Doris Miller (CVN 81), partially offset by lower volumes on Kennedy (CVN 79) and the RCOH of USS George Washington (CVN 73). Naval nuclear support services revenues increased primarily as a result of higher volumes in carrier and submarine fleet support services, offset by lower volume in facility maintenance services. Submarine revenues increased primarily as a result of higher volumes on the Columbia class submarine program and the Virginia class (SSN 774) submarine program. The higher volume on the Virginia class (SSN 774) submarine program was due to higher volumes on Block V boats, offset by lower volumes on Block IV boats.

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2021, was $93 million, compared with segment operating income of $95 million for the same period in 2020. The decrease was primarily due to lower risk retirement on the RCOH of USS George Washington (CVN 73), partially offset by higher risk retirement on Block IV of the Virginia class (SSN 774) submarine program.

Technical Solutions

	Three Months Ended March 31
			2021 over 2020
($ in millions)	2021	2020	Dollars	Percent
Sales and service revenues	$259	$317	$(58)	(18)%
Segment operating income	7	(7)	14	200%
As a percentage of segment sales	2.7%	(2.2)%

Sales and Service Revenues

Technical Solutions revenues for the three months ended March 31, 2021, decreased $58 million, or 18%, from the same period in 2020, primarily due to the divestitures of our oil and gas business and San Diego Shipyard, as well as lower volumes in DFS services, partially offset by the acquisition of Hydroid in March 2020.

Segment Operating Income (Loss)

Technical Solutions segment operating income for the three months ended March 31, 2021, was $7 million, compared with a loss of $7 million for the same period in 2020. The increase was primarily driven by improved performance on DFS services and nuclear and environmental services, as well as a gain on the sale of our oil and gas business.
BACKLOG

Total backlog as of March 31, 2021, and December 31, 2020, was approximately $48.8 billion and $46.0 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2021, and December 31, 2020:

	March 31, 2021			December 31, 2020
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,516	$1,687	$12,203	$10,443	$1,758	$12,201
Newport News	13,321	22,247	35,568	9,536	23,132	32,668
Technical Solutions	754	304	1,058	502	646	1,148
Total backlog	$24,591	$24,238	$48,829	$20,481	$25,536	$46,017

Approximately 16% of the $46.0 billion total backlog as of December 31, 2020, is expected to be converted into sales in 2021. U.S. Government orders comprised substantially all of the backlog as of March 31, 2021, and December 31, 2020.

Awards

The value of new contract awards during the three months ended March 31, 2021, was approximately $5.3 billion, comprised primarily of awards for the RCOH of the USS John C. Stennis (CVN 74), construction of a 10th boat of the Virginia class (SSN 774) submarine program, and construction of John F. Lehman (DDG 137).

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

The following table summarizes key components of cash flow provided by operating activities:

	Three Months Ended March 31		2021 over 2020

($ in millions)	2021	2020	Dollars
Net earnings	$148	$172	$(24)
Depreciation and amortization	67	59	8
Stock-based compensation	9	7	2
Deferred income taxes	31	18	13
Gain on disposition of business	(3)	—	(3)
Loss (gain) on investments in marketable securities	(4)	16	(20)
Retiree benefit funding less than (in excess of) expense	(65)	(13)	(52)
Trade working capital decrease (increase)	(140)	(191)	51
Net cash provided by operating activities	$43	$68	$(25)

Cash Flows

We discuss below our major operating, investing, and financing activities for the three months ended March 31, 2021 and 2020, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2021, was $43 million, compared with $68 million provided by operating activities for the same period in 2020. The unfavorable change in operating cash flow was primarily due to higher contributions to retiree benefit plans, partially offset by a federal income tax refund and changes in trade working capital. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the three months ended March 31, 2021, we made discretionary contributions to our qualified defined benefit pension plans totaling $60 million, compared with $20 million of discretionary contributions for the same period in 2020. As of March 31, 2021, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2021.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021, was $46 million, compared with $444 million used in investing activities for the same period in 2020. The change in investing cash was driven by the acquisition of Hydroid in 2020, disposition of our oil and gas business in 2021, and lower capital expenditures in 2021, partially offset by the acquisition of a non-controlling interest in Titan in 2021. For 2021, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 2.0 % to 3.0% of annual revenues.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2021, was $102 million, compared with $329 million provided by financing activities for the same period in 2020. The change in financing cash was primarily due to a decrease in net proceeds from revolving credit facility borrowings of $380 million, a decrease of net proceeds from issuances of commercial paper of $88 million, and a $4 million increase in cash dividend payments, partially offset by a decrease of $35 million from common stock repurchases and a decrease of $6 million in employee taxes on certain share-based payment arrangements.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended March 31		2021 over 2020

($ in millions)	2021	2020	Dollars
Net cash provided by operating activities	$43	$68	$(25)
Less capital expenditures:
Capital expenditure additions	(60)	(71)	11
Grant proceeds for capital expenditures	1	5	(4)
Free cash flow	$(16)	$2	$(18)

Free cash flow for the three months ended March 31, 2021, decreased $18 million from the same period in 2020, primarily due to higher contributions to retiree benefit plans, partially offset by a federal income tax refund, changes in trade working capital, and lower capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2021 and 2020, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2021, $15 million in letters of credit were issued but undrawn and $272 million of surety bonds were outstanding. As of March 31, 2021, we had no other significant off-balance sheet arrangements.

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

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. In 2019 we delivered USS Paul Ignatius (DDG 117), and in 2020 we delivered USS Delbert D. Black (DDG 119). We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), and John F. Lehman (DDG 137).

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

Nuclear and environmental services
Provide services in nuclear management and operations, including site management, nuclear and industrial facilities operations and maintenance, decontamination and decommissioning, radiological and hazardous waste management services, and technical engineering services. We participate in several joint ventures, including Newport News Nuclear BWXT Los Alamos, LLC (" N3B"), Mission Support and Test Services, LLC ("MSTS"), and Savannah River Nuclear Solutions, LLC ("SRNS"), and we are an integrated subcontractor to Triad National Security. N3B was awarded the Los Alamos Legacy Cleanup Contract at the DoE/National Nuclear Security Administration’s Los Alamos National Laboratory. MSTS was awarded a contract for site management and operations at the Nevada National Security Site. SRNS provides site management and operations at the DoE’s Savannah River Site near Aiken, South Carolina. Triad provides site management and operations at the DoE’s Los Alamos National Laboratory.

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

Interest Rates - Our financial instruments subject to interest rate risk include commercial paper and floating rate borrowings under our credit facility. As of March 31, 2021, our $1,250 million revolving credit facility was undrawn.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of March 31, 2021, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2021. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2020 Form 10–K, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2,3]
January 1, 2021 to January 31, 2021	135,560	$167.34	135,560	$1,119.6
February 1, 2021 to February 28, 2021	107,545	165.76	107,545	1,101.8
March 1, 2021 to March 31, 2021	102,696	186.14	48,476	1,092.3
Total	345,801	$172.46	291,581	$1,092.3
1We purchased an aggregate of 291,581 shares of our common stock in the open market pursuant to our repurchase program and 54,220 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted performance stock rights during the period.
2 From the stock repurchase program's inception through March 31, 2021, we purchased 13,142,441 shares at an average price of $160.37 per share for a total of $2.1 billion.
3 In October 2012, the Company commenced its stock repurchase program. In November 2019, the Company announced an increase in the stock repurchase program to $3.2 billion and an extension of the term to October 31, 2024.

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

3.4	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 30, 2021).

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2021	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)