Form 10-Q
period 2021-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2021-08-05
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of July 30, 2021, 40,140,682 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2021	2020	2021	2020
Sales and service revenues
Product sales	$1,763	$1,420	$3,484	$3,044
Service revenues	468	607	1,025	1,246
Sales and service revenues	2,231	2,027	4,509	4,290
Cost of sales and service revenues
Cost of product sales	1,495	1,253	2,949	2,543
Cost of service revenues	414	510	896	1,060
Income from operating investments, net	12	7	20	13
Other income and gains	(2)	—	1	—
General and administrative expenses	204	214	410	428
Operating income	128	57	275	272
Other income (expense)
Interest expense	(18)	(25)	(39)	(41)
Non-operating retirement benefit	44	30	90	60
Other, net	7	3	8	(10)
Earnings before income taxes	161	65	334	281
Federal and foreign income taxes	32	12	57	56
Net earnings	$129	$53	$277	$225

Basic earnings per share	$3.20	$1.30	$6.87	$5.54
Weighted-average common shares outstanding	40.3	40.7	40.3	40.6

Diluted earnings per share	$3.20	$1.30	$6.87	$5.54
Weighted-average diluted shares outstanding	40.3	40.7	40.3	40.6

Dividends declared per share	$1.14	$1.03	$2.28	$2.06

Net earnings from above	$129	$53	$277	$225
Other comprehensive income
Change in unamortized benefit plan costs	30	23	59	46
Other	—	1	2	(1)
Tax expense for items of other comprehensive income	(8)	(6)	(15)	(12)
Other comprehensive income, net of tax	22	18	46	33
Comprehensive income	$151	$71	$323	$258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$348	$512
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2021 and 2020	443	397
Contract assets	1,182	1,049
Inventoried costs, net	139	137
Income taxes receivable	141	171
Assets held for sale	—	133
Prepaid expenses and other current assets	64	45
Total current assets	2,317	2,444
Property, plant, and equipment, net of accumulated depreciation of $2,075 million as of 2021 and $2,024 million as of 2020	3,004	2,978
Operating lease assets	208	192
Goodwill	1,604	1,617
Other intangible assets, net of accumulated amortization of $681 million as of 2021 and $655 million as of 2020	499	512
Deferred tax assets	86	133
Miscellaneous other assets	414	281
Total assets	$8,132	$8,157
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$349	$460
Accrued employees’ compensation	305	293
Current portion of postretirement plan liabilities	133	133
Current portion of workers’ compensation liabilities	229	225
Contract liabilities	660	585
Liabilities held for sale	—	68
Other current liabilities	447	462
Total current liabilities	2,123	2,226
Long-term debt	1,689	1,686
Pension plan liabilities	853	960
Other postretirement plan liabilities	393	401
Workers’ compensation liabilities	519	511
Long-term operating lease liabilities	170	157
Other long-term liabilities	318	315
Total liabilities	6,065	6,256
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.4 million shares issued and 40.2 million shares outstanding as of June 30, 2021, and 53.3 million shares issued and 40.5 million shares outstanding as of December 31, 2020	1	1
Additional paid-in capital	1,977	1,972
Retained earnings	3,718	3,533
Treasury stock	(2,128)	(2,058)
Accumulated other comprehensive loss	(1,501)	(1,547)
Total stockholders’ equity	2,067	1,901
Total liabilities and stockholders’ equity	$8,132	$8,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2021	2020
Operating Activities
Net earnings	$277	$225
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	102	92
Amortization of purchased intangibles	26	26
Amortization of debt issuance costs	3	3
Provision for doubtful accounts	—	6
Stock-based compensation	12	13
Deferred income taxes	31	21
Loss (gain) on investments in marketable securities	(12)	5
Change in
Accounts receivable	(45)	(167)
Contract assets	(127)	(63)
Inventoried costs	(3)	(13)
Prepaid expenses and other assets	(29)	(4)
Accounts payable and accruals	(32)	172
Retiree benefits	(70)	(50)
Other non-cash transactions, net	6	3
Net cash provided by operating activities	139	269
Investing Activities
Capital expenditures
Capital expenditure additions	(134)	(150)
Grant proceeds for capital expenditures	2	9
Acquisitions of businesses, net of cash received	—	(378)
Investment in affiliates	(22)	—
Proceeds from disposition of business	20	—
Net cash used in investing activities	(134)	(519)
Financing Activities
Proceeds from issuance of long-term debt	—	1,000
Proceeds from revolving credit facility borrowings	—	385
Repayment of revolving credit facility borrowings	—	(385)
Debt issuance costs	—	(13)
Dividends paid	(92)	(84)
Repurchases of common stock	(70)	(84)
Employee taxes on certain share-based payment arrangements	(7)	(13)
Net cash provided by (used in) financing activities	(169)	806
Change in cash and cash equivalents	(164)	556
Cash and cash equivalents, beginning of period	512	75
Cash and cash equivalents, end of period	$348	$631
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$21	$23
Cash paid for interest	$37	$32
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$5	$5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2021 and 2020 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of March 31, 2020	$1	$1,955	$3,139	$(2,058)	$(1,394)	$1,643
Net earnings	—	—	53	—	—	53
Dividends declared ($1.03 per share)	—	—	(42)	—	—	(42)
Stock compensation	—	6	—	—	—	6
Other comprehensive income, net of tax	—	—	—	—	18	18
Balance as of June 30, 2020	$1	$1,961	$3,150	$(2,058)	$(1,376)	$1,678

Balance as of March 31, 2021	$1	$1,974	$3,635	$(2,108)	$(1,523)	$1,979
Net earnings	—	—	129	—	—	129
Dividends declared ($1.14 per share)	—	—	(46)	—	—	(46)
Stock compensation	—	3	—	—	—	3
Other comprehensive income, net of tax	—	—	—	—	22	22
Treasury stock activity	—	—	—	(20)	—	(20)
Balance as of June 30, 2021	$1	$1,977	$3,718	$(2,128)	$(1,501)	$2,067

Six Months Ended June 30, 2021 and 2020 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	$1	$1,961	$3,009	$(1,974)	$(1,409)	$1,588
Net earnings	—	—	225	—	—	225
Dividends declared ($2.06 per share)	—	—	(84)	—	—	(84)
Other comprehensive income, net of tax	—	—	—	—	33	33
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of June 30, 2020	$1	$1,961	$3,150	$(2,058)	$(1,376)	$1,678

Balance as of December 31, 2020	$1	$1,972	$3,533	$(2,058)	$(1,547)	$1,901
Net earnings	—	—	277	—	—	277
Dividends declared ($2.28 per share)	—	—	(92)	—	—	(92)
Stock compensation	—	5	—	—	—	5
Other comprehensive income, net of tax	—	—	—	—	46	46
Treasury stock activity	—	—	—	(70)	—	(70)
Balance as of June 30, 2021	$1	$1,977	$3,718	$(2,128)	$(1,501)	$2,067

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

For the six months ended June 30, 2021, the Company recognized cash grant benefits of approximately $2 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the six months ended June 30, 2020, the Company recognized cash grant benefits of approximately $9 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position.
Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $203 million and $182 million as of June 30, 2021, and December 31, 2020, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Loan Receivable - The Company holds a loan receivable in connection with a seller financed transaction involving its previously owned Avondale Shipyard facility. The receivable was carried at amortized cost of $35 million, net of $14 million of loan discount as of June 30, 2021, and at amortized cost of $34 million, net of $15 million of loan discount as of December 31, 2020, which approximates fair value. The loan receivable is recorded in miscellaneous other assets on the unaudited condensed consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Other Current Liabilities - Other current liabilities were $447 million as of June 30, 2021, and $462 million as of December 31, 2020. Payroll taxes payable, which is a component of other current liabilities, was $132 million as of June 30, 2021, and $125 million as of December 31, 2020. No other component of other current liabilities was more than 5% of total current liabilities.

3. ACCOUNTING STANDARDS UPDATES

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends and simplifies the requirements for income taxes. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The adoption did not result in a material impact to the Company's financial results or disclosures.

Accounting pronouncements issued but not effective until after December 31, 2021, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS AND DIVESTITURES

Acquisitions

In December 2020, the Company acquired the autonomy business of Spatial Integrated Systems, Inc. ("SIS"), a leading provider of autonomous technology, for approximately $40 million in cash. The acquisition further expanded the Company's unmanned systems capabilities. In connection with this acquisition, the Company preliminarily recorded $40 million of goodwill, which included the value of SIS's workforce, all of which was allocated to the Company's Technical Solutions segment. For the six months ended June 30, 2021, the Company recorded a decrease in goodwill of $13 million, due to a reallocation to intangible assets related to technology and existing contract backlog. The Company has not completed the purchase price allocation, because the fair value calculations for certain assets and liabilities have not been finalized. See Note 10: Goodwill and Other Intangible

Assets. The assets, liabilities, and results of operations of SIS are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

Divestitures

On February 1, 2021, the Company contributed its San Diego Shipyard (“SDSY”) business to a joint venture in exchange for a non-controlling interest in Titan Acquisition Holdings, L.P. ("Titan"). Titan is a leading provider of ship repair and specialty fabrication services to government and commercial customers. The joint venture contribution was completed as part of the Company’s operating strategy. The Company recognized its interest in Titan at fair value, which approximates $83 million. No gain or loss was recognized in the transaction. The contributed assets and liabilities were previously reported in assets and liabilities held for sale. For the six months ended June 30, 2021, the Company transferred $22 million to Titan as part of the exchange.

On February 1, 2021, the Company completed the sale of its oil and gas business. The divestiture was completed as part of the Company’s plan to exit this part of the oil and gas industry and focus on its core services and customers. The assets and liabilities divested were previously reported in assets and liabilities held for sale. In connection with the sale, the Company received $25 million net cash and recorded a net pre-tax gain of $3 million in other income and gains within operating income in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2021, the Company recognized a loss of $2 million due to final purchase price adjustments. For the six months ended June 30, 2021, the Company recognized a gain on sale of $1 million.

5. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2021, the Company repurchased 386,463 shares at an aggregate cost of $70 million. For the six months ended June 30, 2020, the Company repurchased 390,904 shares at an aggregate cost of $84 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $1.14 and $1.03 for the three months ended June 30, 2021 and 2020, respectively. The Company declared cash dividends per share of $2.28 and $2.06 for the six months ended June 30, 2021 and 2020, respectively. The Company paid cash dividends totaling $92 million and $84 million for the six months ended June 30, 2021 and 2020, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of June 30, 2021, was comprised of unamortized benefit plan costs of $1,502 million and other comprehensive income items of $1 million. The accumulated other comprehensive loss as of December 31, 2020, was comprised of unamortized benefit plan costs of $1,546 million and other comprehensive loss items of $1 million.

The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2021 and 2020, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2020	$(1,390)	$(4)	$(1,394)
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(3)	—	(3)
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	17	1	18
Balance as of June 30, 2020	$(1,373)	$(3)	$(1,376)

Balance as of March 31, 2021	$(1,524)	$1	$(1,523)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	27	—	27
Tax expense for items of other comprehensive income	(8)	—	(8)
Net current period other comprehensive income	22	—	22
Balance as of June 30, 2021	$(1,502)	$1	$(1,501)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2019	$(1,407)	$(2)	$(1,409)
Other comprehensive loss before reclassifications	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(5)	—	(5)
Amortization of net actuarial loss[1]	51	—	51
Tax expense for items of other comprehensive income	(12)	—	(12)
Net current period other comprehensive income (loss)	34	(1)	33
Balance as of June 30, 2020	$(1,373)	$(3)	$(1,376)

Balance as of December 31, 2020	$(1,546)	$(1)	$(1,547)
Other comprehensive income before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	6	—	6
Amortization of net actuarial loss[1]	53	—	53
Tax expense for items of other comprehensive income	(15)	—	(15)
Net current period other comprehensive income	44	2	46
Balance as of June 30, 2021	$(1,502)	$1	$(1,501)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 15: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2021 and 2020, was $8 million and $6 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020, was $15 million and $12 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2021	2020	2021	2020
Net earnings	$129	$53	$277	$225

Weighted-average common shares outstanding	40.3	40.7	40.3	40.6
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	40.3	40.7	40.3	40.6

Earnings per share - basic	$3.20	$1.30	$6.87	$5.54
Earnings per share - diluted	$3.20	$1.30	$6.87	$5.54

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million and 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three and six months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30, 2021
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$624	$1,111	$28	$—	$1,763
Service revenues	41	248	179	—	468
Intersegment	5	4	30	(39)	—
Sales and service revenues	$670	$1,363	$237	$(39)	$2,231
Customer Type
Federal	$665	$1,359	$200	$—	$2,224
Commercial	—	—	7	—	7
Intersegment	5	4	30	(39)	—
Sales and service revenues	$670	$1,363	$237	$(39)	$2,231
Contract Type
Firm fixed-price	$13	$7	$41	$—	$61
Fixed-price incentive	610	713	—	—	1,323
Cost-type	42	639	111	—	792
Time and materials	—	—	55	—	55
Intersegment	5	4	30	(39)	—
Sales and service revenues	$670	$1,363	$237	$(39)	$2,231

	Three Months Ended June 30, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$564	$826	$30	$—	$1,420
Service revenues	57	294	256	—	607
Intersegment	1	2	34	(37)	—
Sales and service revenues	$622	$1,122	$320	$(37)	$2,027
Customer Type
Federal	$621	$1,119	$223	$—	$1,963
Commercial	—	1	62	—	63
State and local government agencies	—	—	1	—	1
Intersegment	1	2	34	(37)	—
Sales and service revenues	$622	$1,122	$320	$(37)	$2,027
Contract Type
Firm fixed-price	$16	$1	$62	$—	$79
Fixed-price incentive	535	493	—	—	1,028
Cost-type	70	626	113	—	809
Time and materials	—	—	111	—	111
Intersegment	1	2	34	(37)	—
Sales and service revenues	$622	$1,122	$320	$(37)	$2,027

	Six Months Ended June 30, 2021
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,228	$2,212	$44	$—	$3,484
Service revenues	83	552	390	—	1,025
Intersegment	8	6	62	(76)	—
Sales and service revenues	$1,319	$2,770	$496	$(76)	$4,509
Customer Type
Federal	$1,311	$2,764	$406	$—	$4,481
Commercial	—	—	28	—	28
Intersegment	8	6	62	(76)	—
Sales and service revenues	$1,319	$2,770	$496	$(76)	$4,509
Contract Type
Firm fixed-price	$24	$15	$80	$—	$119
Fixed-price incentive	1,205	1,435	3	—	2,643
Cost-type	82	1,314	231	—	1,627
Time and materials	—	—	120	—	120
Intersegment	8	6	62	(76)	—
Sales and service revenues	$1,319	$2,770	$496	$(76)	$4,509

	Six Months Ended June 30, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,142	$1,872	$30	$—	$3,044
Service revenues	107	587	552	—	1,246
Intersegment	2	4	55	(61)	—
Sales and service revenues	$1,251	$2,463	$637	$(61)	$4,290
Customer Type
Federal	$1,249	$2,458	$451	$—	$4,158
Commercial	—	1	130	—	131
State and local government agencies	—	—	1	—	1
Intersegment	2	4	55	(61)	—
Sales and service revenues	$1,251	$2,463	$637	$(61)	$4,290
Contract Type
Firm fixed-price	$31	$3	$121	$—	$155
Fixed-price incentive	1,058	1,131	—	—	2,189
Cost-type	160	1,325	246	—	1,731
Time and materials	—	—	215	—	215
Intersegment	2	4	55	(61)	—
Sales and service revenues	$1,251	$2,463	$637	$(61)	$4,290

	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
($ in millions)	2021	2020	2021	2020
Major Programs
Amphibious assault ships	$349	$328	$706	$675
Surface combatants and coast guard cutters	325	295	612	574
Other	(4)	(1)	1	2
Total Ingalls	670	622	1,319	1,251
Aircraft carriers	728	656	1,486	1,354
Submarines	472	286	929	741
Other	163	180	355	368
Total Newport News	1,363	1,122	2,770	2,463
Government and energy services	237	260	482	513
Oil and gas services	—	60	14	124
Total Technical Solutions	237	320	496	637
Intersegment eliminations	(39)	(37)	(76)	(61)
Sales and service revenues	$2,231	$2,027	$4,509	$4,290

As of June 30, 2021, the Company had $47.7 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2022, an additional 30% through 2024, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended June 30, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $35 million and $0.68, respectively. For the three months ended June 30, 2020, net cumulative catch-up adjustments decreased operating income and decreased diluted earnings per share by $111 million and $2.15, respectively. For the six months ended June 30, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $85 million and $1.66, respectively. For the six months ended June 30, 2020, net cumulative catch-up adjustments decreased operating income and decreased diluted earnings per share by $79 million and $1.53, respectively.

Cumulative catch-up adjustments for the three months ended June 30, 2021, included a favorable adjustment of $14 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.28. Cumulative catch-up adjustments for the three months ended June 30, 2020, included a favorable adjustment of $25 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.48.

For the three and six months ended June 30, 2021, no individual unfavorable adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income. Cumulative catch-up adjustments for the three and six months ended June 30, 2020, included unfavorable adjustments of $111 million and $120 million, respectively, relating to Block IV of the Virginia class (SSN 774) submarine program at the Company's Newport News segment, which decreased diluted earnings per share by $2.15 and $2.34, respectively. While other unfavorable cumulative catch-up adjustments for the three and six months ended June 30, 2020, were not individually material, cost estimates for discrete delay and disruption from COVID-19 Events drove $61 million of unfavorable cumulative catch-up adjustments across our contracts, including $16 million relating to Block IV of the Virginia class (SSN 774) submarine program, which is included in the $111 million and $120 million unfavorable adjustments discussed above.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $58 million from December 31, 2020, to June 30, 2021, primarily resulting from an increase in contract assets due to revenue on certain U.S. Navy contracts. For the three and six months ended June 30, 2021, the Company recognized revenue of $56 million and $453 million, respectively, related to its contract liabilities as of December 31, 2020. For the three months ended June 30, 2020, the Company recognized no revenue related to its contract liabilities as of December 31, 2020. For the six months ended June 30, 2020, the Company recognized revenue of $256 million related to its contract liabilities as of December 31, 2019.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2021	2020	2021	2020
Sales and Service Revenues
Ingalls	$670	$622	$1,319	$1,251
Newport News	1,363	1,122	2,770	2,463
Technical Solutions	237	320	496	637
Intersegment eliminations	(39)	(37)	(76)	(61)
Sales and service revenues	$2,231	$2,027	$4,509	$4,290
Operating Income
Ingalls	$80	$55	$171	$123
Newport News	76	(69)	169	26
Technical Solutions	13	9	20	2
Segment operating income	169	(5)	360	151
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(37)	63	(77)	126
Non-current state income taxes	(4)	(1)	(8)	(5)
Operating income	$128	$57	$275	$272

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	June 30, 2021	December 31, 2020
Assets
Ingalls	$1,665	$1,612
Newport News	4,201	4,124
Technical Solutions	1,396	1,379
Corporate	870	1,042
Total assets	$8,132	$8,157

9. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	June 30, 2021	December 31, 2020
Production costs of contracts in process[1]	$12	$17
Raw material inventory	127	120
Total inventoried costs, net	$139	$137
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

Accumulated goodwill impairment losses as of each of June 30, 2021, and December 31, 2020, were $2,906 million. The accumulated goodwill impairment losses for Ingalls as of each of June 30, 2021, and December 31, 2020, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of June 30, 2021, and December 31, 2020, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of June 30, 2021, and December 31, 2020, were $151 million.

For the six months ended June 30, 2021, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2020	$175	$721	$721	$1,617
Adjustments	—	—	(13)	(13)
Balance as of June 30, 2021	$175	$721	$708	$1,604

As of June 30, 2021, the Company recorded goodwill adjustments of $13 million relating to the acquisition of SIS, primarily related to allocations to intangible assets.

Other Intangible Assets

The Company's purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts relating to nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 40 years based on the long life cycle of the related programs. Aggregate amortization expense was $13 million and $15 million for the three months ended June 30, 2021 and 2020, respectively. Aggregate amortization expense was $26 million for each of the six months ended June 30, 2021 and 2020, respectively.

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

11. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended June 30, 2021 and 2020, were 19.9% and 18.5%, respectively. For the six months ended June 30, 2021 and 2020, the Company's effective income tax rates on earnings from operations were 17.1% and 19.9%, respectively. The higher effective tax rate for the three months ended June 30, 2021, was primarily attributable to research and development tax credits for prior periods recorded in 2020. The lower effective tax rate for the six months ended June 30, 2021, was primarily attributable to a tax loss associated with the sale of the Company’s oil and gas business.

For the three months ended June 30, 2021, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of the research and development tax credit. For the six months ended June 30, 2021, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of the tax loss associated with the sale of its oil and gas business. For the three and six months ended June 30, 2020, the Company’s effective tax rates differed from the federal statutory rate primarily as a result of research and development tax credits for prior periods.

The Company's unrecognized tax benefits increased by $2 million during the three months ended June 30, 2021. As of June 30, 2021, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $52 million. Assuming a sustainment of these tax positions, the reversal of $37 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2021, interest resulting from the unrecognized tax benefits noted above increased income tax expense less than $1 million.
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

12. DEBT

Long-term debt consisted of the following:

($ in millions)	June 30, 2021	December 31, 2020
Senior notes due December 1, 2027, 3.483%	$600	$600
Senior notes due May 1, 2025, 3.844%	500	500
Senior notes due May 1, 2030, 4.200%	500	500
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(16)	(19)
Total long-term debt	$1,689	$1,686

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

As of June 30, 2021, the Company had $15 million in issued but undrawn letters of credit and $1,235 million unutilized under the Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $3 million and $5 million as of June 30, 2021, and December 31, 2020, respectively.

The terms of the Company’s senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with its senior notes of $13 million and $14 million as of June 30, 2021, and December 31, 2020, respectively.

Under the Company's unsecured commercial paper program, the Company may issue up to $1 billion of unsecured commercial paper notes.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the six months ended June 30, 2021.

The estimated fair values of the Company's total long-term debt as of June 30, 2021, and December 31, 2020, were $1,892 million and $1,943 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of June 30, 2021, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $84 million due in 2024 and $500 million due in 2025.

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

Insurance Claims - In September 2020, the Company filed a complaint in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. A total of 32 reinsurers are named as defendants in the complaint. The Company also has initiated arbitration proceedings against six other reinsurers seeking similar relief. Prior to filing the complaint and initiating the arbitration proceedings, the Company provided a notice of loss to the reinsurers, but, to date, none of the reinsurers have acknowledged coverage. The full extent of the Company's losses resulting from COVID-19 have not yet been determined, and the process of calculating losses is continuing. On July 30, 2021, the Vermont court issued its ruling on the reinsurers’ motion for judgment on the pleadings and the Company’s cross motion for judgment on the pleadings. The court granted the reinsurers’ motion, finding that, because the Company continued to operate through the pandemic, the Company’s reduction of business not accompanied by a complete loss of use fell short of the required “direct physical loss or damage to property.” The Company has appealed the decision. Although the Company still believes its position is well-founded, no assurances can be provided regarding the ultimate resolution of this matter.
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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the six months ended June 30, 2021 and 2020, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - In March 2019, a new dry dock being transported for delivery to Ingalls by a heavy lift ship struck an Ingalls work barge, which in turn was pushed into USS Delbert D. Black (DDG 119) causing damage to USS Delbert D. Black (DDG 119), the work barge, and the new dry dock. At the time of the incident, responsibility for the new dry dock remained with the builder and the transport company. Repair work on USS Delbert D. Black (DDG 119) was completed at U.S. Navy direction. The Company is working with the U.S. Navy to ascertain whether third parties will pay for the repairs to USS Delbert D. Black (DDG 119) or whether the repairs will be paid under the builder's risk insurance included in the USS Delbert D. Black (DDG 119) contract. Claims were tendered to the Company's insurers, and the Company has received all outstanding claim proceeds. In April 2019, the Company filed suit in the U.S. District Court for the Southern District of Mississippi seeking, among other relief, damages from negligent third parties. On July 20, 2021, an agreement was reached with the defendants to resolve the Company’s remaining claims. We expect the settlement to be funded in the third quarter of 2021.

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

14. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2021, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in the aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such guarantees only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of June 30, 2021, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of June 30, 2021, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2021, the Company had $15 million in issued but undrawn letters of credit, as indicated in Note 12: Debt, and $276 million of surety bonds outstanding.

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

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. In 2016, the Defense Contract Audit Agency ("DCAA") opined that the 1985 settlement agreement did not comply with certain CAS standards and referred the matter to a U.S. Navy Contracting Officer. In December 2020, the Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. Cumulatively, under the 1985 settlement agreement, the Company has not recognized as allowable billable costs of approximately $120 million due to the difference between CAS and U.S. GAAP Financial Accounting Standards ("FAS") treatment of workers’ compensation cost. Under the 1985 settlement agreement, these costs would be recognized as allowable billable costs in future periods. Though the Company believes the 1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, the Company will seek to negotiate a resolution of the matter with the Contracting Officer. If a resolution results in the use of a different treatment or billing methodology that does not provide for the Company to recognize as allowable the CAS to FAS difference, the resolution could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, including an inability to recover any or all of the $120 million of costs not yet billed to the customer.

Collective Bargaining Agreements - Of the Company's approximately 41,000 employees, approximately 50% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in November 2021, December 2022, and April 2024. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 15 Technical Solutions employees in Klamath Falls, Oregon are covered by a collective bargaining agreement that expires in June 2025. The Company believes its relationship with its employees is satisfactory.
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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$49	$45	$2	$3	$99	$90	$5	$5
Interest cost	60	65	4	4	120	129	7	8
Expected return on plan assets	(138)	(122)	—	—	(276)	(243)	—	—
Amortization of prior service cost (credit)	4	3	(1)	(6)	8	6	(2)	(11)
Amortization of net actuarial loss (gain)	27	27	—	(1)	54	54	(1)	(3)
Net periodic benefit cost	$2	$18	$5	$—	$5	$36	$9	$(1)

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
($ in millions)	2021	2020
Pension plans
Discretionary
Qualified	$60	$65
Non-qualified	4	4
Other benefit plans	20	17
Total contributions	$84	$86

As of June 30, 2021, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2021.

16. STOCK COMPENSATION PLANS

During the six months ended June 30, 2021 and 2020, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2021, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $179.21. These rights are subject to cliff vesting on December 31, 2023. For the six months ended June 30, 2020, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $231.16. These rights are subject to cliff vesting on December 31, 2022. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For each of the six months ended June 30, 2021 and 2020, approximately 0.1 million of stock awards vested, of which less than 0.1 million each year were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2021:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	462	$190.39	1.4

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended June 30, 2021 and 2020, of $3 million and $6 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the six months ended June 30, 2021 and 2020, of $12 million and $13 million, respectively.
The Company recorded tax benefits related to stock awards of less than $1 million and $1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded tax benefits related to stock awards of $2 million for each of the six months ended June 30, 2021 and 2020, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of less than $1 million and $1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $2 million and $3 million for the six months ended June 30, 2021 and 2020, respectively.

Unrecognized Compensation Expense

As of June 30, 2021, the Company had less than $1 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2021, 2020, and 2019, which will be recognized over a weighted average period of 0.9 years, and $42 million of unrecognized compensation expense associated with RPSRs granted in 2021, 2020, and 2019, which will be recognized over a weighted average period of 1.6 years.

17. SUBSIDIARY GUARANTORS

As described in Note 12: Debt, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of June 30, 2021, and December 31, 2020, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

18. SUBSEQUENT EVENTS

On July 4, 2021, the Company entered into a Stock Purchase Agreement to acquire Alion Science and Technology (“Alion”) for $1.65 billion in cash, subject to customary adjustments. Alion is a high value, technology-driven solutions provider for the global defense marketplace. The transaction is expected to close in the second half of 2021, subject to customary closing conditions.

On August 2, 2021, the Company entered into a $400 million 364-day delayed draw term loan and a $650 million 3-year delayed draw term loan to finance a portion of the purchase price for Alion. Commitments under the 364-day facility, but not the 3-year facility, are subject to mandatory reduction upon the occurrence of certain events specified in the term loan credit agreement, including certain debt and equity issuances. Neither term loan requires principal amortization payments and each must be repaid prior to or at maturity, which is 364 days and 36 months, respectively, from the date of the initial draw. Each term loan has a variable interest rate on outstanding borrowings based on the London Interbank Offered Rate ("LIBOR"), plus a spread based upon the Company's credit rating, which may vary between 1.125% and 2.000%. The current interest rate on drawn amounts would be 1.375% based on the Company's current credit rating. The term loans also have a commitment fee rate on unutilized amounts, currently 0.20%, which will begin accruing on September 2, 2021.

On August 2, 2021, the Company also amended and restated its existing $1.25 billion Credit Facility, increasing the capacity thereunder to $1.5 billion and extending the maturity date to five years from signing. The amended and restated revolving credit facility has a variable interest rate on outstanding borrowings based on LIBOR, plus a spread based upon the Company's credit rating, which may vary between 1.125% and 2.000%. The current interest on drawn amounts would be 1.375% based on the Company's current credit rating. The amended and restated revolving credit facility also has a commitment fee rate on unutilized amounts, currently 0.20%.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Technical Solutions segment provides a range of services to government and commercial customers. Headquartered in Newport News, Virginia, HII employs approximately 41,000 people both domestically and internationally.
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

Business Environment

COVID-19 Pandemic - The COVID-19 global pandemic has had wide ranging effects on the global health environment and disrupted the global and U.S. economies and financial markets, including impacts to our employees, customers, suppliers, and communities (collectively, “COVID-19 Events”). COVID-19 Events have also impacted our operations, and the extent of future impacts are uncertain. The most significant areas of impact have been the disruption of our employees’ ability to work effectively, disruption in our supply chain, disruption of the U.S. Government's and our other customers' abilities to perform their obligations, and impact on pension assets and other investment performance.

We have aggressively managed our response to the uncertainties regarding COVID-19 Events and we have incurred costs to respond to COVID-19 Events, including paid leave, quarantining employees, and recurring facility cleaning. Our shipyards and other facilities remained open and productive, but we experienced temporary decreases in workforce attendance, which impacted our operations due to delay and disruption from a shortage of critical skills and out-of-sequence work. As of June 30, 2021, our workforce was operating at normal attendance rates.

Under Section 3610 of the CARES Act, contractors may submit claims for employee paid time off caused by restrictions from COVID-19 Events in circumstances where the employee could not work remotely. Such instances may include paid time off for employees to allow for plant decontamination, idle time due to social distancing restrictions, paid time off to take care of dependents impacted by government ordered school or day care closures, paid time for employee vaccinations or responding to side effects from vaccination, and employee quarantines due to travel restrictions or coming into contact, being diagnosed, or taking care of someone diagnosed with COVID-19. We have taken steps to preserve our rights to pursue such claims for HII and our subcontractors, and we submitted an initial Section 3610 Reimbursement Request to the DoD for Ingalls and Newport News Shipbuilding. We

anticipate submitting supplemental requests for Section 3610 reimbursement for HII and our subcontractors into 2022. Reimbursements of our requests are contingent upon contracting officers making funding available, and most DoD contracting officers are awaiting supplemental appropriations from Congress before approving such reimbursement requests. We have no assurance that Congress will appropriate sufficient funds to cover the reimbursement of costs contemplated by the CARES Act.

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

We have also focused on actively supporting our customers, suppliers, and communities. We have been proactive in engaging with our U.S. Government customers regarding future contract adjustments. While there has been no change in contract terms or substantial degradation in timely payments from customers, we have experienced delays in decisions on certain contract awards. We are unable to predict how our customers will allocate resources in the future as they react to the evolving demands of the COVID-19 response. We also accelerated payments to small business suppliers in an effort to minimize supply chain disruption.

We temporarily halted stock repurchases in the first quarter of 2020, but we resumed share repurchases during the first quarter of 2021. We also deferred certain payroll taxes in 2020 pursuant to the CARES Act, which increased our cash from operations in 2020, but will reduce cash from operations in 2021 and 2022.

U.S. Government Contracts - Long-term uncertainty exists with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

The Congressional markup process for fiscal year 2022 began following release of the President’s Budget Request in May 2021. The budget request continued recapitalization of the nation’s strategic ballistic missile submarine fleet and supported funding for Enterprise (CVN 80) and Doris Miller (CVN 81), two Virginia class (SSN 774) submarines, one Arleigh Burke (DDG 51) class destroyer, and LHA 9 (unnamed). While a bundled procurement of LHA 9 (unnamed), LPD 32 (unnamed) and LPD 33 (unnamed) was authorized and appropriated by fiscal year 2021 legislation, the President's fiscal year 2022 budget request did not include funding to enable a bundled award. The DoD included a second Arleigh Burke (DDG 51) class destroyer in its fiscal year 2022 unfunded priority list, which was submitted to the Congress shortly after the release of the budget request.

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

•Retirement related benefit plans; and

•Workers' compensation.

As of June 30, 2021, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2020.

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

Contracts

We generate most of our revenues from long-term U.S. Government contracts for design, production, and support activities. Government contracts typically include the following cost elements: direct material, labor, and subcontracting costs, and certain indirect costs, including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are treated as allowable and allocable costs under the Federal Acquisition Regulation ("FAR") and the U.S. Cost Accounting Standards ("CAS") regulations. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense, organizational costs, including most merger and acquisition costs, and advertising costs.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended June 30				Six Months Ended June 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and service revenues	$2,231	$2,027	$204	10%	$4,509	$4,290	$219	5%
Cost of product sales and service revenues	1,909	1,763	146	8%	3,845	3,603	242	7%
Income from operating investments, net	12	7	5	71%	20	13	7	54%
Other income and gains	(2)	—	(2)	—%	1	—	1	—%
General and administrative expenses	204	214	(10)	(5)%	410	428	(18)	(4)%
Operating income	128	57	71	125%	275	272	3	1%
Other income (expense)
Interest expense	(18)	(25)	7	28%	(39)	(41)	2	5%
Non-operating retirement benefit	44	30	14	47%	90	60	30	50%
Other, net	7	3	4	133%	8	(10)	18	180%
Federal and foreign income taxes	32	12	20	167%	57	56	1	2%
Net earnings	$129	$53	$76	143%	$277	$225	$52	23%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Product sales	$1,763	$1,420	$343	24%	$3,484	$3,044	$440	14%
Service revenues	468	607	(139)	(23)%	1,025	1,246	(221)	(18)%
Sales and service revenues	$2,231	$2,027	$204	10%	$4,509	$4,290	$219	5%

Product sales for the three months ended June 30, 2021, increased $343 million, or 24%, compared with the same period in 2020. Product sales for the six months ended June 30, 2021, increased $440 million, or 14%, compared with the same period in 2020. Ingalls product sales increased $60 million and $86 million for the three and six months ended June 30, 2021, respectively, primarily as a result of higher volumes in surface combatants and amphibious assault ships, partially offset by lower volume in the Legend class NSC program. Newport News product sales increased $285 million for the three months ended June 30, 2021, primarily as a result of higher volumes in submarines and aircraft carriers. Newport News product sales increased $340 million for the six months ended June 30, 2021, primarily as a result of higher volumes in aircraft carriers and submarines. Technical Solutions product sales decreased $2 million for the three months ended June 30, 2021, primarily as a result of lower volume in unmanned systems, partially offset by higher volumes in DFS. Technical Solutions product sales increased $14 million for the six months ended June 30, 2021, primarily as a result of higher volumes in DFS and unmanned systems.

Service revenues for the three months ended June 30, 2021, decreased $139 million, or 23%, compared with the same period in 2020. Service revenues for the six months ended June 30, 2021, decreased $221 million, or 18%, compared with the same period in 2020. Ingalls service revenues decreased $16 million and $24 million for the three and six months ended June 30, 2021, respectively, primarily as a result of lower volumes in surface combatant and amphibious assault ship services. Newport News service revenues decreased $46 million for the three months ended June 30, 2021, primarily as a result of lower volumes in submarine and naval nuclear support services. Newport News service revenues decreased $35 million for the six months ended June 30, 2021, primarily as a result of lower volumes in submarine and naval nuclear support services, partially offset by higher volumes in aircraft carrier services. Technical Solutions service revenues decreased $77 million for the three months ended June 30, 2021, primarily as a result of the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture, partially offset by higher volumes in DFS services. Technical Solutions service revenues decreased $162 million for the six months ended June 30, 2021, primarily as a result of the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture, as well as lower volumes in DFS services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Cost of product sales	$1,495	$1,253	$242	19%	$2,949	$2,543	$406	16%
% of product sales	84.8%	88.2%			84.6%	83.5%
Cost of service revenues	414	510	(96)	(19)%	896	1,060	(164)	(15)%
% of service revenues	88.5%	84.0%			87.4%	85.1%
Income from operating investments, net	12	7	5	71%	20	13	7	54%
Other income and gains	(2)	—	(2)	—%	1	—	1	—%
General and administrative expenses	204	214	(10)	(5)%	410	428	(18)	(4)%
% of sales and service revenues	9.1%	10.6%			9.1%	10.0%
Cost of sales and service revenues	$2,103	$1,970	$133	7%	$4,234	$4,018	$216	5%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2021, increased $242 million, or 19%, compared with the same period in 2020. Cost of product sales for the six months ended June 30, 2021, increased $406 million, or 16%, compared with the same period in 2020. Ingalls cost of product sales increased $29 million for the three months ended June 30, 2021, primarily as a result of the higher volumes described above, partially offset by higher risk retirement on the San Antonio class (LPD 17) program. Ingalls cost of product sales increased $30 million for the six months ended June 30, 2021, primarily as a result of the higher volumes described above, partially offset by higher risk retirement on Bougainville (LHA 8) and the San Antonio class (LPD 17) program. Newport News cost of product sales increased $129 million and $193 million for the three and six months ended June 30, 2021, respectively, primarily as a result of volume increases described above. Technical Solutions cost of product sales increased $2 million for the three months ended June 30, 2021, primarily as a result of the volume increases in DFS, partially offset by lower volume in unmanned systems and year-to-year variances in contract mix. Technical Solutions cost of product sales increased $17 million for the six months ended June 30, 2021, primarily as a result of the volume increases described above. Cost of product sales related to the Operating FAS/CAS Adjustment increased $82 million and $166 million for the three and six months ended June 30, 2021, respectively, as described below.

Cost of product sales as a percentage of product sales decreased from 88.2% for the three months ended June 30, 2020, to 84.8% for the three months ended June 30, 2021. The decrease was primarily due to impacts related to performance on the Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020, higher risk retirement on the San Antonio class (LPD 17) program, and a contract incentive on Jack H. Lucas (DDG 125), partially offset by an unfavorable change in the Operating FAS/CAS Adjustment and lower risk retirement on USS Delbert D. Black (DDG 119) following its delivery. Cost of product sales as a percentage of product sales increased from 83.5% for the six months ended June 30, 2020, to 84.6% for the six months ended June 30, 2021. The increase was due to impacts related to performance on the Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020, an unfavorable change in the Operating FAS/CAS Adjustment, and higher risk retirement on Bougainville (LHA 8) and the San Antonio class (LPD 17) program.

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2021, decreased $96 million, or 19%, compared with the same period in 2020. Cost of service revenues for the six months ended June 30, 2021, decreased $164 million, or 15%, compared with the same period in 2020. Ingalls cost of service revenues decreased $12 million and $19 million for the three and six months ended June 30, 2021, respectively, primarily as a result of lower volumes described above. Newport News cost of service revenues decreased $24 million and $10 million for the three and six months ended June 30, 2021, respectively, due to lower volumes described above. Technical Solutions cost of service revenues decreased $78 million and $172 million for the three and six months ended June 30, 2021, respectively, primarily as a result of the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture, lower volumes in nuclear and environmental services, and year-to-year variances in contract mix. Cost of service revenues related to the Operating FAS/CAS Adjustment increased $18 million and $37 million for the three and six months ended June 30, 2021, respectively, as described below.

Cost of service revenues as a percentage of service revenues increased from 84.0% for the three months ended June 30, 2020, to 88.5% for the three months ended June 30, 2021, primarily driven by an unfavorable change in the Operating FAS/CAS Adjustment, partially offset by improved performance on DFS services and year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues increased from 85.1% for the six months ended June 30, 2020, to 87.4% for the six months ended June 30, 2021, primarily driven by an unfavorable change in the Operating FAS/CAS Adjustment, partially offset by improved performance on DFS and nuclear and environmental services and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three and six months ended June 30, 2021, increased $5 million and $7 million, respectively, from the same periods in 2020, primarily due to higher equity income from our ship repair and specialty fabrication joint venture and nuclear and environmental joint ventures.

Other Income and Gains

For the three months ended June 30, 2021, we recognized a loss of $2 million, primarily due to final purchase price adjustment to a gain on the sale of our oil and gas business. For the six months ended June 30, 2021, we recognized a gain of $1 million, primarily due to the sale of our oil and gas business.

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

General and administrative expenses for the three and six months ended June 30, 2021, decreased $10 million and $18 million, respectively, from the same periods in 2020, primarily driven by favorable changes in current state income tax expense and lower overhead costs.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended June 30				Six Months Ended June 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Operating income	$128	$57	$71	125%	$275	$272	$3	1%
Operating FAS/CAS Adjustment	37	(63)	100	159%	77	(126)	203	161%
Non-current state income taxes	4	1	3	300%	8	5	3	60%
Segment operating income	$169	$(5)	$174	3,480%	$360	$151	$209	138%

Segment Operating Income

Segment operating income for the three months ended June 30, 2021, was $169 million, compared with a segment operating loss of $5 million for the same period in 2020. The increase was primarily due to impacts related to performance on the Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020, a contract incentive on Jack H. Lucas (DDG 125), higher risk retirement on Richard M. McCool Jr. (LPD 29) and Fort Lauderdale (LPD 28), partially offset by lower risk retirement on USS Delbert D. Black (DDG 119) following its delivery. Segment operating income for the six months ended June 30, 2021, was $360 million, compared with segment operating income of $151 million for the same period in 2020. The increase was primarily due to impacts related to performance on the Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020, higher risk retirement on Bougainville (LHA 8), a contract incentive on Jack H. Lucas (DDG 125), and higher risk retirement on Fort Lauderdale (LPD 28), partially offset by lower risk retirement on USS Delbert D. Black (DDG 119) following its delivery.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
FAS expense	$(7)	$(18)	$11	61%	$(14)	$(35)	$21	60%
CAS cost	14	111	(97)	(87)%	27	221	(194)	(88)%
FAS/CAS Adjustment	7	93	(86)	(92)%	13	186	(173)	(93)%
Non-operating retirement benefit	(44)	(30)	(14)	(47)%	(90)	(60)	(30)	(50)%
Operating FAS/CAS Adjustment	$(37)	$63	$(100)	(159)%	$(77)	$126	$(203)	(161)%

The Operating FAS/CAS Adjustment was a net expense of $37 million and a net benefit of $63 million for the three months ended June 30, 2021 and 2020, respectively. The Operating FAS/CAS Adjustment was a net expense of $77 million and a net benefit of $126 million for the six months ended June 30, 2021 and 2020, respectively. The unfavorable changes in the Operating FAS/CAS Adjustment of $100 million and $203 million for the three and six months ended June 30, 2021, respectively, were primarily driven by the more immediate recognition of higher interest rates under CAS.

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

Non-current state income tax expense for the three months ended June 30, 2021, was $4 million, compared to non-current state income tax expense of $1 million for the same period in 2020. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a decrease in expenses not currently deductible for income tax purposes. Non-current state income tax expense for the six months ended June 30, 2021, was $8 million, compared to non-current state income tax expense of $5 million for the same period in 2020. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a decrease in expenses not currently deductible for income tax purposes.

Interest Expense

Interest expense for the three and six months ended June 30, 2021, decreased $7 million and $2 million, respectively, compared with the same periods in 2020, primarily due to the early redemption of our senior notes in the fourth quarter of 2020.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and six months ended June 30, 2021, the favorable changes in the non-operating retirement benefit of $14 million and $30 million, respectively, were primarily driven by higher 2020 returns on plan assets.

Other, Net

Other, net income increased $4 million for the three months ended June 30, 2021, compared with the same period in 2020, primarily driven by an impairment of a loan receivable in 2020, partially offset by a decrease in gains on investments in marketable securities. Other, net income increased $18 million for the six months ended June 30, 2021, compared with the same period in 2020, primarily driven by gains on investments in marketable securities and an impairment of a loan receivable in the second quarter of 2020.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended June 30, 2021 and 2020, were 19.9% and 18.5%, respectively. Our effective income tax rates on earnings from operations for the six months ended June 30, 2021 and 2020, were 17.1% and 19.9%, respectively. The higher effective tax rate for the three months ended June 30, 2021, was primarily attributable to research and development tax credits for prior periods recorded in 2020. The lower effective tax rate for the six months ended June 30, 2021, was primarily attributable to a tax loss associated with the sale of our oil and gas business.

For the three months ended June 30, 2021, our effective tax rate differed from the federal statutory tax rate primarily as a result of the research and development tax credit. For the six months ended June 30, 2021, our effective tax rate differed from the federal statutory tax rate primarily as a result of the tax loss associated with the sale of our oil and gas business. For the three and six months ended June 30, 2020, our effective tax rates differed from the federal statutory tax rate primarily as a result of research and development tax credits for prior periods. See Note 11: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended June 30				Six Months Ended June 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and Service Revenues
Ingalls	$670	$622	$48	8%	$1,319	$1,251	$68	5%
Newport News	1,363	1,122	241	21%	2,770	2,463	307	12%
Technical Solutions	237	320	(83)	(26)%	496	637	(141)	(22)%
Intersegment eliminations	(39)	(37)	(2)	(5)%	(76)	(61)	(15)	(25)%
Sales and service revenues	$2,231	$2,027	$204	10%	$4,509	$4,290	$219	5%
Operating Income
Ingalls	$80	$55	$25	45%	$171	$123	$48	39%
Newport News	76	(69)	145	210%	169	26	143	550%
Technical Solutions	13	9	4	44%	20	2	18	900%
Segment operating income (loss)	169	(5)	174	3,480%	360	151	209	138%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	(37)	63	(100)	(159)%	(77)	126	(203)	(161)%
Non-current state income taxes	(4)	(1)	(3)	(300)%	(8)	(5)	(3)	(60)%
Operating income	$128	$57	$71	125%	$275	$272	$3	1%

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

Cumulative Adjustments

For the three and six months ended June 30, 2021 and 2020, favorable and unfavorable cumulative catch-up margin adjustments were as follows:

	Three Months Ended June 30		Six Months Ended June 30

($ in millions)	2021	2020	2021	2020
Gross favorable adjustments	$62	$56	$148	$117
Gross unfavorable adjustments	(27)	(167)	(63)	(196)
Net adjustments	$35	$(111)	$85	$(79)

For the three months ended June 30, 2021, favorable cumulative catch-up adjustments included a contract incentive on Jack H. Lucas (DDG 125) and risk retirement on Richard M. McCool Jr. (LPD 29) and Fort Lauderdale (LPD 28). During the same period, none of the unfavorable cumulative catch-up margin adjustments were individually significant.

For the six months ended June 30, 2021, favorable cumulative catch-up adjustments included risk retirement on Bougainville (LHA 8), a contract incentive on Jack H. Lucas (DDG 125), and risk retirement on Block IV of the Virginia class (SSN 774) submarine program and Fort Lauderdale (LPD 28). During the same period, none of the unfavorable cumulative catch-up margin adjustments were individually significant.

For the three months ended June 30, 2020, favorable cumulative catch-up adjustments included risk retirement on USS Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, and other individually insignificant adjustments. During the same period, unfavorable cumulative catch-up adjustments were primarily driven by $111 million on the Block IV boats of the Virginia class (SSN 774) submarine program, including $95 million for cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends. Our risk retirement assumptions on Block IV boats anticipated boat-to-boat cost and schedule improvements working down the learning curve, but performance trends, exacerbated by the COVID-19 Events, made those improvements less likely to occur. Unfavorable cumulative catch-up adjustments on the Block IV boats of the Virginia class (SSN 774) submarine program also included $16 million from delay and disruption directly attributable to COVID-19 Events due to lower employee attendance, shortage of critical skills, and out-of-sequence work. Unfavorable cumulative catch-up adjustments across all programs resulting from delay and disruption cost estimates for discrete COVID-19 Events were $61 million, including $16 million in relation to the Block IV boats of the Virginia class (SSN 774) submarine program, discussed above.

For the six months ended June 30, 2020, favorable cumulative catch-up adjustments included risk retirement on USS Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, and risk retirement on the San Antonio class (LPD 17) program. During the same period, unfavorable cumulative catch-up adjustments were primarily driven by the Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events, discussed above for the three months ended June 30, 2020.

Ingalls

	Three Months Ended June 30				Six Months Ended June 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and service revenues	$670	$622	$48	8%	$1,319	$1,251	$68	5%
Segment operating income	80	55	25	45%	171	123	48	39%
As a percentage of segment sales	11.9%	8.8%			13.0%	9.8%

Sales and Service Revenues

Ingalls revenues for the three months ended June 30, 2021, increased $48 million, or 8%, from the same period in 2020, primarily driven by higher revenues in surface combatants and amphibious assault ships, partially offset by lower revenues in the Legend class NSC program. Surface combatant revenues increased due to higher volumes on Jack H. Lucas (DDG 125), Jeremiah Denton (DDG 129) and Ted Stevens (DDG 128), partially offset by lower volumes on USS Delbert D. Black (DDG 119) following its delivery and USS Fitzgerald (DDG 62) restoration and modernization following its redelivery. Amphibious assault ship revenues increased due to higher volumes on Pittsburgh (LPD 31), LHA 9 (unnamed), and Bougainville (LHA 8), partially offset by lower volume on Fort Lauderdale (LPD 28). Revenues on the Legend class NSC program decreased due to lower volumes on Stone (NSC 9) following its delivery and Calhoun (NSC 10).

Ingalls revenues for the six months ended June 30, 2021, increased $68 million, or 5%, from the same period in 2020, primarily driven by higher revenues in surface combatants and amphibious assault ships, partially offset by lower revenues in the Legend class NSC program. Surface combatant revenues increased due to higher volumes on Jack H. Lucas (DDG 125), Jeremiah Denton (DDG 129), and George M. Neal (DDG 131), partially offset by lower volumes on USS Fitzgerald (DDG 62) restoration and modernization following its redelivery and USS Delbert D. Black (DDG 119) following its delivery. Amphibious assault ship revenues increased due to higher volumes on Pittsburgh (LPD 31), Bougainville (LHA 8), and LHA 9 (unnamed), partially offset by lower volumes on Fort Lauderdale (LPD 28) and Richard M. McCool Jr. (LPD 29). Revenues on the Legend class NSC program decreased due to lower volumes on Stone (NSC 9) following its delivery and Calhoun (NSC 10).

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2021, was $80 million, compared with $55 million for the same period in 2020. The increase was primarily driven by a contract incentive on Jack H. Lucas (DDG 125), and higher risk retirement on Bougainville (LHA 8), Richard M. McCool Jr. (LPD 29), and Fort Lauderdale (LPD 28), partially offset by lower risk retirement on USS Delbert D. Black (DDG 119) following its delivery.

Ingalls segment operating income for the six months ended June 30, 2021, was $171 million, compared with $123 million for the same period in 2020. The increase was primarily driven by higher risk retirement on Bougainville (LHA 8), a contract incentive on Jack H. Lucas (DDG 125), and higher risk retirement on Fort Lauderdale (LPD 28), partially offset by lower risk retirement on USS Delbert D. Black (DDG 119) following its delivery.

Newport News

	Three Months Ended June 30				Six Months Ended June 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and service revenues	$1,363	$1,122	$241	21%	$2,770	$2,463	$307	12%
Segment operating income (loss)	76	(69)	145	210%	169	26	143	550%
As a percentage of segment sales	5.6%	(6.1)%			6.1%	1.1%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2021, increased $241 million, or 21%, from the same period in 2020, primarily driven by higher revenues in submarines and aircraft carriers. Submarine revenues increased primarily as a result of higher volumes on Block IV and Block V boats of the Virginia class (SSN 774) submarine program and the Columbia class submarine program. Aircraft carrier revenues increased primarily as a result of higher volumes on Enterprise (CVN 80), the RCOH of USS John C. Stennis (CVN 74), and Doris Miller (CVN 81), partially offset by lower volumes on John F. Kennedy (CVN 79) and the RCOH of USS George Washington (CVN 73).

Newport News revenues for the six months ended June 30, 2021, increased $307 million, or 12%, from the same period in 2020, primarily driven by higher revenues in submarines and aircraft carriers. Submarine revenues increased primarily as a result of higher volumes on the Columbia class submarine program and the Virginia class (SSN 774) submarine program. The higher volume on the Virginia class (SSN 774) and the Columbia class submarine program was due to higher volumes on Block IV and Block V boats. Aircraft carrier revenues increased primarily as a result of higher volumes on Enterprise (CVN 80), the RCOH of USS John C. Stennis (CVN 74), and Doris Miller (CVN 81), partially offset by lower volumes on John F. Kennedy (CVN 79) and the RCOH of USS George Washington (CVN 73).

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2021, was $76 million, compared with a segment operating loss of $69 million for the same period in 2020. The increase was primarily due to impacts related to performance on the Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020.

Newport News segment operating income for the six months ended June 30, 2021, was $169 million, compared with segment operating income of $26 million for the same period in 2020. The increase was primarily due to impacts related to performance on the Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020.

Technical Solutions

	Three Months Ended June 30				Six Months Ended June 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and service revenues	$237	$320	$(83)	(26)%	$496	$637	$(141)	(22)%
Segment operating income	13	9	4	44%	20	2	18	900%
As a percentage of segment sales	5.5%	2.8%			4.0%	0.3%

Sales and Service Revenues

Technical Solutions revenues for the three months ended June 30, 2021, decreased $83 million, or 26%, from the same period in 2020, primarily due to the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture, as well as lower volumes in unmanned systems, partially offset by increased volumes in DFS.

Technical Solutions revenues for the six months ended June 30, 2021, decreased $141 million, or 22%, from the same period in 2020, primarily due to the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture, partially offset by the acquisition of Hydroid in March 2020 and higher volumes in DFS.

Segment Operating Income

Technical Solutions segment operating income for the three months ended June 30, 2021, was $13 million, compared with segment operating income of $9 million for the same period in 2020. The increase was primarily driven by higher equity income in our ship repair and specialty fabrication joint venture and improved performance on DFS services and nuclear and environmental services, partially offset by lower volume in unmanned systems.

Technical Solutions segment operating income for the six months ended June 30, 2021, was $20 million, compared with segment operating income of $2 million for the same period in 2020. The increase was primarily driven by higher equity income in our ship repair and specialty fabrication joint venture and improved performance in DFS services and nuclear and environmental services, partially offset by lower volume in unmanned systems.
BACKLOG

Total backlog as of June 30, 2021, and December 31, 2020, was approximately $47.7 billion and $46.0 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2021, and December 31, 2020:

	June 30, 2021			December 31, 2020
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$11,077	$660	$11,737	$10,443	$1,758	$12,201
Newport News	12,330	22,649	34,979	9,536	23,132	32,668
Technical Solutions	592	432	1,024	502	646	1,148
Total backlog	$23,999	$23,741	$47,740	$20,481	$25,536	$46,017

Approximately 16% of the $46.0 billion total backlog as of December 31, 2020, is expected to be converted into sales in 2021. U.S. Government orders comprised substantially all of the backlog as of June 30, 2021, and December 31, 2020.

Awards

The value of new contract awards during the six months ended June 30, 2021, was approximately $6.5 billion, comprised primarily of awards for the RCOH of the USS John C. Stennis (CVN 74), construction of a 10th boat of the Virginia class (SSN 774) submarine program, and construction of John F. Lehman (DDG 137) and Thad Cochran (DDG 135).

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

The following table summarizes key components of cash flow provided by operating activities:

	Six Months Ended June 30		2021 over 2020

($ in millions)	2021	2020	Dollars
Net earnings	$277	$225	$52
Depreciation and amortization	131	121	10
Provision for doubtful accounts	—	6	(6)
Stock-based compensation	12	13	(1)
Deferred income taxes	31	21	10
Loss (gain) on investments in marketable securities	(12)	5	(17)
Retiree benefit funding less than (in excess of) expense	(70)	(50)	(20)
Trade working capital decrease (increase)	(230)	(72)	(158)
Net cash provided by operating activities	$139	$269	$(130)
Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the six months ended June 30, 2021 and 2020, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2021, was $139 million, compared with $269 million provided by operating activities for the same period in 2020. The unfavorable change in operating cash flow was primarily due to changes in trade working capital. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the six months ended June 30, 2021, we made discretionary contributions to our qualified defined benefit pension plans totaling $60 million, compared with $65 million of discretionary contributions for the same period in 2020. As of June 30, 2021, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2021.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2021, was $134 million, compared with $519 million used in investing activities for the same period in 2020. The change in investing cash was driven by the acquisition of Hydroid in 2020, disposition of our oil and gas business in 2021, and lower capital expenditures in 2021, partially offset by the acquisition of a non-controlling interest in Titan in 2021. For 2021, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 2.0 % to 3.0% of annual revenues.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2021, was $169 million, compared with $806 million provided by financing activities for the same period in 2020. The change in financing cash was primarily due to receipt of net proceeds from the issuance of $1 billion of long-term debt in 2020 and an $8 million increase in cash dividend payments, partially offset by a decrease of $14 million from common stock repurchases and a decrease of $6 million in employee taxes on certain share-based payment arrangements.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended June 30		2021 over 2020

($ in millions)	2021	2020	Dollars
Net cash provided by operating activities	$139	$269	$(130)
Less capital expenditures:
Capital expenditure additions	(134)	(150)	16
Grant proceeds for capital expenditures	2	9	(7)
Free cash flow	$7	$128	$(121)

Free cash flow for the six months ended June 30, 2021, decreased $121 million from the same period in 2020, primarily due to higher contributions to retiree benefit plans and changes in trade working capital, partially offset by lower capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June

30, 2021 and 2020, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Other Sources and Uses of Capital

In August 2021, we entered into a $400 million 364-day delayed draw term loan and a $650 million 3-year delayed draw term loan to finance a portion of the purchase price for Alion. Commitments under the 364-day facility, but not the 3-year facility, are subject to mandatory reduction upon the occurrence of certain events specified in the term loan credit agreement, including certain debt and equity issuances. Neither term loan requires principal amortization payments and each must be repaid prior to or at maturity, which is 364 days and 36 months, respectively, from the date of the initial draw. Each term loan has a variable interest rate on outstanding borrowings based on LIBOR, plus a spread based upon our credit rating, which may vary between 1.125% and 2.000%. The current interest rate on drawn amounts would be 1.375% based on our current credit rating. The term loans also have a commitment fee rate on unutilized amounts, currently 0.20%, which will begin accruing on September 2, 2021.

In August 2021, we also amended and restated our existing $1.25 billion Credit Facility, increasing the capacity thereunder to $1.5 billion and extending the maturity date to five years from signing. The amended and restated revolving credit facility has a variable interest rate on outstanding borrowings based on LIBOR, plus a spread based upon our credit rating, which may vary between 1.125% and 2.000%. The current interest on drawn amounts would be 1.375% based on our current credit rating. The amended and restated revolving credit facility also has a commitment fee rate on unutilized amounts, currently 0.20%.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2021, $15 million in letters of credit were issued but undrawn and $276 million of surety bonds were outstanding. As of June 30, 2021, we had no other significant off-balance sheet arrangements.

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
•Our ability to complete the acquisition of Alion Science and Technology and integrate its operations into our business;
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

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS George Washington (CVN 73) arrived at Newport News for the start of its RCOH in August 2017 and USS John C. Stennis (CVN 74) arrived at Newport News for the start of its RCOH in May 2021.

Columbia class (SSBN 826) submarines
Newport News is participating in designing the Columbia class submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines, which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines. The Columbia class program plan of record is to construct 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DOD signed the acquisition decision memorandum approving the Columbia class program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. We have been awarded contracts from Electric Boat for integrated product and process development, providing long–lead–time material and advance construction, and construction of the first two boats of the Columbia class (SSBN 826) program. Construction of the first Columbia class (SSBN 826) submarine began in 2020.

Defense and federal solutions
DFS is focused on solving tough national security challenges for the DoD, the intelligence community, and federal civilian agencies around the globe. The group’s expertise includes intelligence, surveillance, and reconnaissance; cyber operations; secure enterprise information technology engineering and operations; advanced modeling, simulation, and training; logistics management and maritime fleet sustainment.

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

Interest Rates - Our financial instruments subject to interest rate risk include commercial paper and floating rate borrowings under our credit facility. As of June 30, 2021, our $1,250 million revolving credit facility was undrawn, and we had no outstanding commercial paper indebtedness.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of June 30, 2021, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2021. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2,3]
April 1, 2021 to April 30, 2021	34,594	$207.99	34,019	$1,085.2
May 1, 2021 to May 31, 2021	30,610	214.62	30,610	1,078.7
June 1, 2021 to June 30, 2021	30,253	215.78	30,253	1,072.1
Total	95,457	$212.59	94,882	$1,072.1
1We purchased an aggregate of 94,882 shares of our common stock in the open market pursuant to our repurchase program and 575 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted performance stock rights during the period.
2 From the stock repurchase program's inception through June 30, 2021, we purchased 13,237,323 shares at an average price of $160.75 per share for a total of $2.1 billion.
3 In October 2012, we commenced our stock repurchase program. In November 2019, we announced an increase in the stock repurchase program to $3.2 billion and an extension of the term to October 31, 2024.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

Amended and Restated Revolving Credit Facility

On August 2, 2021, we entered into an Amended and Restated Credit Agreement (as so amended and restated, the “Amended and Restated Revolving Credit Facility”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, and certain other issuing banks. Our Amended and Restated Revolving Credit Facility is comprised of a revolving credit facility of $1.50 billion, which may be drawn upon during a period of five years from the date thereof. It also includes a letter of credit subfacility of $300 million. In addition, our Amended and Restated Revolving Credit Facility permits us to solicit lenders to provide incremental revolving loan commitments and/or new tranches of term loans in an aggregate amount not to exceed $1.0 billion.

Guarantors - Each of our existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries or immaterial subsidiaries, are and will be guarantors under the Amended and Restated Revolving Credit Facility.

Interest Rates - The Amended and Restated Revolving Credit Facility has a variable interest rate on outstanding borrowings, which is generally based on LIBOR, plus a spread based upon our credit rating, which may vary between 1.125% and 2.000%. It also has a commitment fee rate on the unutilized balance based upon our credit rating. The commitment fee rate, currently 0.200%, may vary between 0.125% and 0.300%.

Covenants - Our Amended and Restated Revolving Credit Facility requires that we comply with customary affirmative covenants, including, but not limited to, those related to our maintaining our corporate existence, complying with applicable laws, payment of lawful obligations, maintaining books and records, maintenance of property, designation of subsidiaries and our maintaining a separate existence between us and our wholly owned subsidiary Titan II Inc. Our Amended and Restated Revolving Credit Facility also includes customary negative covenants, which include, but are not limited to, limitations on incurrence of indebtedness by non-guarantor subsidiaries, liens, sale and leaseback transactions, fundamental changes, dividends and activities of Titan II Inc., and it requires that we not exceed a maximum total leverage ratio.

Events of Default - Our Amended and Restated Revolving Credit Facility contains customary events of default and remedies provisions.

The administrative agent, issuing banks, and lenders, together with their affiliates, are full service financial institutions engaged in various activities, which may include securities trading, commercial and investment banking, financial advisory, investment management, investment research, principal investment, hedging, financing and brokerage activities. The administrative agent, issuing banks, and lenders and/or their affiliates have, from time to time, performed, or may in the future perform, various financial advisory and investment banking services for us, for which they received or will receive customary fees and expenses.

The foregoing description of the Amended and Restated Revolving Credit Facility is qualified in its entirety by reference to the Amended and Restated Credit Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Term Loan Credit Facility

On August 2, 2021, we entered into a Credit Agreement (the "Term Loan Credit Facility") with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Our Term Loan Credit Facility is comprised of an unsecured term loan credit facility with commitments in an aggregate principal amount of $1.05 billion consisting of (i) commitments for a 3-year tranche of term loans in an aggregate principal amount equal to $650 million (the “3-Year Tranche”) and (ii) commitments for a 364-day tranche in an aggregate principal amount equal to $400 million (the “364-Day Tranche”). The 3-Year Tranche will mature on the date that is three years from the date of funding of the term loans under the Term Loan Credit Facility, and the 364-Day Tranche will mature on the date that is 364 days from the date of funding of the term loans under the Term Loan Credit Facility. The amount committed under the 364-Day Tranche is subject to mandatory reductions upon the occurrence of certain events specified in the Term Loan Credit Facility and is expected to be reduced on a dollar for dollar basis with the net proceeds of this offering. No loans have been advanced under the Term Loan Credit Facility. The substantially concurrent consummation of the acquisition of Alion is a condition to funding under the Term Loan Credit Facility.

Guarantors - Each of our existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries or immaterial subsidiaries, are and will be guarantors under the Term Loan Credit Facility.

Interest Rates - The Term Loan Credit Facility has a variable interest rate on outstanding borrowings, which is generally based on LIBOR, plus a spread based upon our credit rating, which may vary between 1.125% and

2.000%. We have agreed to pay a ticking fee under the Term Loan Credit Facility in respect of the unutilized commitments for each tranche thereunder at a rate ranging from 0.125% to 0.300% per annum based upon our credit rating. The ticking fee accrues beginning September 2, 2021 and continuing until the earlier of the termination or expiration of the commitments under the applicable tranche of the Term Loan Credit Facility and the closing date of the acquisition of Alion.

Covenants - Our Term Loan Credit Facility requires that we comply with customary affirmative covenants, including, but not limited to, those related to our maintaining our corporate existence, complying with applicable laws, payment of lawful obligations, maintaining books and records, maintenance of property, designation of subsidiaries and our maintaining a separate existence between us and our wholly owned subsidiary Titan II Inc. Our Term Loan Credit Facility also includes customary negative covenants, which include, but are not limited to, limitations on incurrence of indebtedness by non-guarantor subsidiaries, liens, sale and leaseback transactions, fundamental changes, dividends and activities of Titan II Inc., and it requires that we not exceed a maximum total leverage ratio.

Events of Default - Our Term Loan Credit Facility contains customary events of default and remedies provisions.

The administrative agent and lenders, together with their affiliates, are full service financial institutions engaged in various activities, which may include securities trading, commercial and investment banking, financial advisory, investment management, investment research, principal investment, hedging, financing, and brokerage activities. The administrative agent and lenders and/or their affiliates have, from time to time, performed, or may in the future perform, various financial advisory and investment banking services for us, for which they received or will receive customary fees and expenses.

The foregoing description of the Term Loan Credit Facility is qualified in its entirety by reference to the Credit Agreement, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

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

3.4
Certificate of Amendment to the Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc., dated May 12, 2021 (incorporated by reference to Annex B to the Proxy Statement filed on March 19, 2021).

3.5	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 30, 2021).

10.1
Amended and Restated Revolving Credit Agreement, dated as of August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and an Issuing Bank.

10.2	Credit Agreement, dated as of August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2021	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)