Form 10-Q
period 2021-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2021-11-04
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of October 29, 2021, 40,060,998 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2021	2020	2021	2020
Sales and service revenues
Product sales	$1,701	$1,699	$5,185	$4,743
Service revenues	637	615	1,662	1,861
Sales and service revenues	2,338	2,314	6,847	6,604
Cost of sales and service revenues
Cost of product sales	1,453	1,388	4,402	3,931
Cost of service revenues	554	490	1,450	1,550
Income from operating investments, net	11	6	31	19
Other income and gains	2	—	3	—
General and administrative expenses	226	220	636	648
Operating income	118	222	393	494
Other income (expense)
Interest expense	(24)	(27)	(63)	(68)
Non-operating retirement benefit	45	29	135	89
Other, net	2	2	10	(8)
Earnings before income taxes	141	226	475	507
Federal and foreign income tax expense (benefit)	(6)	4	51	60
Net earnings	$147	$222	$424	$447

Basic earnings per share	$3.65	$5.47	$10.52	$11.01
Weighted-average common shares outstanding	40.3	40.6	40.3	40.6

Diluted earnings per share	$3.65	$5.45	$10.52	$10.98
Weighted-average diluted shares outstanding	40.3	40.7	40.3	40.7

Dividends declared per share	$1.14	$1.03	$3.42	$3.09

Net earnings from above	$147	$222	$424	$447
Other comprehensive income
Change in unamortized benefit plan costs	43	24	102	70
Other	(1)	1	1	—
Tax expense for items of other comprehensive income	(11)	(6)	(26)	(18)
Other comprehensive income, net of tax	31	19	77	52
Comprehensive income	$178	$241	$501	$499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$555	$512
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2021 and 2020	446	397
Contract assets	1,363	1,049
Inventoried costs, net	143	137
Income taxes receivable	221	171
Assets held for sale	—	133
Prepaid expenses and other current assets	66	45
Total current assets	2,794	2,444
Property, plant, and equipment, net of accumulated depreciation of $2,105 million as of 2021 and $2,024 million as of 2020	3,043	2,978
Operating lease assets	246	192
Goodwill	2,684	1,617
Other intangible assets, net of accumulated amortization of $702 million as of 2021 and $655 million as of 2020	1,187	512
Deferred tax assets	10	133
Miscellaneous other assets	436	281
Total assets	$10,400	$8,157
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$508	$460
Accrued employees’ compensation	367	293
Current portion of postretirement plan liabilities	131	133
Current portion of workers’ compensation liabilities	231	225
Contract liabilities	674	585
Liabilities held for sale	—	68
Other current liabilities	533	462
Total current liabilities	2,444	2,226
Long-term debt	3,321	1,686
Pension plan liabilities	833	960
Other postretirement plan liabilities	379	401
Workers’ compensation liabilities	522	511
Long-term operating lease liabilities	198	157
Deferred tax liabilities	154	—
Other long-term liabilities	360	315
Total liabilities	8,211	6,256
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.4 million shares issued and 40.1 million shares outstanding as of September 30, 2021, and 53.3 million shares issued and 40.5 million shares outstanding as of December 31, 2020	1	1
Additional paid-in capital	1,984	1,972
Retained earnings	3,819	3,533
Treasury stock	(2,145)	(2,058)
Accumulated other comprehensive loss	(1,470)	(1,547)
Total stockholders’ equity	2,189	1,901
Total liabilities and stockholders’ equity	$10,400	$8,157
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2021	2020
Operating Activities
Net earnings	$424	$447
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	154	136
Amortization of purchased intangibles	48	41
Amortization of debt issuance costs	6	5
Provision for doubtful accounts	—	(2)
Stock-based compensation	19	16
Deferred income taxes	74	(7)
Loss (gain) on investments in marketable securities	(12)	(3)
Asset impairments	—	13
Change in
Accounts receivable	52	(164)
Contract assets	(179)	(63)
Inventoried costs	(7)	(5)
Prepaid expenses and other assets	(116)	(60)
Accounts payable and accruals	93	315
Retiree benefits	(73)	(183)
Other non-cash transactions, net	6	5
Net cash provided by operating activities	489	491
Investing Activities
Capital expenditures
Capital expenditure additions	(216)	(220)
Grant proceeds for capital expenditures	11	17
Acquisitions of businesses, net of cash received	(1,636)	(377)
Investment in affiliates	(22)	—
Proceeds from disposition of business	20	—
Other investing activities, net	1	(6)
Net cash used in investing activities	(1,842)	(586)
Financing Activities
Proceeds from issuance of long-term debt	1,650	1,000
Proceeds from revolving credit facility borrowings	—	385
Repayment of revolving credit facility borrowings	—	(385)
Debt issuance costs	(22)	(13)
Dividends paid	(138)	(126)
Repurchases of common stock	(87)	(84)
Employee taxes on certain share-based payment arrangements	(7)	(13)
Net cash provided by financing activities	1,396	764
Change in cash and cash equivalents	43	669
Cash and cash equivalents, beginning of period	512	75
Cash and cash equivalents, end of period	$555	$744
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$31	$106
Cash paid for interest	$39	$33
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$4	$8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2021 and 2020 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of June 30, 2020	$1	$1,961	$3,150	$(2,058)	$(1,376)	$1,678
Net earnings	—	—	222	—	—	222
Dividends declared ($1.03 per share)	—	—	(42)	—	—	(42)
Stock compensation	—	3	—	—	—	3
Other comprehensive income, net of tax	—	—	—	—	19	19
Balance as of September 30, 2020	$1	$1,964	$3,330	$(2,058)	$(1,357)	$1,880

Balance as of June 30, 2021	$1	$1,977	$3,718	$(2,128)	$(1,501)	$2,067
Net earnings	—	—	147	—	—	147
Dividends declared ($1.14 per share)	—	—	(46)	—	—	(46)
Stock compensation	—	7	—	—	—	7
Other comprehensive income, net of tax	—	—	—	—	31	31
Treasury stock activity	—	—	—	(17)	—	(17)
Balance as of September 30, 2021	$1	$1,984	$3,819	$(2,145)	$(1,470)	$2,189

Nine Months Ended September 30, 2021 and 2020 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	$1	$1,961	$3,009	$(1,974)	$(1,409)	$1,588
Net earnings	—	—	447	—	—	447
Dividends declared ($3.09 per share)	—	—	(126)	—	—	(126)
Stock compensation	—	3	—	—	—	3
Other comprehensive income, net of tax	—	—	—	—	52	52
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of September 30, 2020	$1	$1,964	$3,330	$(2,058)	$(1,357)	$1,880

Balance as of December 31, 2020	$1	$1,972	$3,533	$(2,058)	$(1,547)	$1,901
Net earnings	—	—	424	—	—	424
Dividends declared ($3.42 per share)	—	—	(138)	—	—	(138)
Stock compensation	—	12	—	—	—	12
Other comprehensive income, net of tax	—	—	—	—	77	77
Treasury stock activity	—	—	—	(87)	—	(87)
Balance as of September 30, 2021	$1	$1,984	$3,819	$(2,145)	$(1,470)	$2,189

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

For the nine months ended September 30, 2021, the Company recognized cash grant benefits of approximately $11 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position. For the nine months ended September 30, 2020, the Company recognized cash grant benefits of approximately $17 million in other long-term liabilities in the unaudited condensed consolidated statements of financial position.
Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $209 million and $182 million as of September 30, 2021, and December 31, 2020, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Loan Receivable - The Company holds a loan receivable in connection with the financing of the sale of its previously owned Avondale Shipyard facility. The receivable was carried at amortized cost of $36 million, net of $13 million of loan discount as of September 30, 2021, and at amortized cost of $34 million, net of $15 million of loan discount as of December 31, 2020, which approximates fair value. The loan receivable is recorded in miscellaneous other assets on the unaudited condensed consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Other Current Liabilities - Other current liabilities were $533 million as of September 30, 2021, and $462 million as of December 31, 2020. Payroll taxes payable, which is a component of other current liabilities, was $132 million as of September 30, 2021, and $125 million as of December 31, 2020. No other component of other current liabilities was more than 5% of total current liabilities.

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

4. ACQUISITIONS AND DIVESTITURES

Acquisition of Alion

On August 19, 2021, the Company acquired all of the outstanding common stock of Alion Holding Corp., the parent company of Alion Science and Technology Corporation (“Alion”), a technology-driven solutions provider. The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with ASC 805 – “Business Combinations.” The preliminary purchase price was $1.78 billion, including $148 million of cash received in the acquisition. The purchase price was paid in cash and funded through the net proceeds of the Company’s issuance of $400 million aggregate principal amount of 0.670% Senior Notes due 2023 and $600 million aggregate principal amount of 2.043% Senior Notes due 2028, together with the proceeds of a $650 million term loan. See Note 12: Debt. The preliminary purchase price is subject to customary adjustments as provided in the purchase agreement.

Alion provides advanced engineering and R&D services in the areas of intelligence, surveillance, and reconnaissance, military training and simulation, cyber, data analytics and other next-generation technology based solutions to the DoD and intelligence community customers, with the U.S. Navy representing about one-third of current annual revenues.

The table below summarizes the preliminary fair value estimates of identifiable assets acquired and liabilities assumed in the acquisition. These estimates are subject to revisions, which may result in an adjustment to the preliminary values presented below.

($ in millions)	Preliminary 8/19/2021
Cash and cash equivalents	$148
Accounts receivable	228
Operating lease assets	46
Intangible assets	710
Other identifiable assets acquired	21
Total identifiable assets acquired	1,153

Trade accounts payable	95
Accrued employees' compensation	60
Deferred tax liabilities - noncurrent	177
Operating lease liabilities	49
Other identifiable liabilities assumed	68
Total identifiable liabilities assumed	449

Net identifiable assets acquired	704
Transaction price	1,784
Goodwill	$1,080

The Company is in various phases of valuing the assets acquired and liabilities assumed in the acquisition, including right-of-use assets, lease liabilities and tax balances, and its estimate of these values was still preliminary as of September 30, 2021. These provisional amounts are therefore subject to change as the Company continues to evaluate information required to complete the valuations through the measurement period, which will not exceed one year from the acquisition date.

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The recognized goodwill is attributable to operational synergies and growth opportunities and was allocated to the Company's Technical Solutions segment. None of the goodwill resulting from this acquisition is expected to be amortizable for tax purposes.

Approximately $16 million of one-time acquisition-related costs was included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2021.

The Company identified Alion’s contract backlog and customer relationships as finite-lived assets with fair values of $240 million and $470 million, respectively. The finite-lived assets are subject to amortization under the pattern of benefits method over six years for backlog and 20 years for customer relationships.

Total revenue and operating income for Alion for the period from August 19, 2021 through September 30, 2021 were as follows:

($ in millions)	Period from 8/19/2021-9/30/2021
Sales and service revenues	$163
Operating income	$4

Pro Forma Financial Information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the acquisition of Alion as if it had occurred on January 1, 2020.

	Pro Forma (Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30

($ in millions, except per share amounts)	2021	2020	2021	2020
Sales and service revenues	$2,532	$2,628	$7,687	$7,416
Net earnings	$142	$217	$416	$409
Basic earnings per share	$3.52	$5.34	$10.32	$10.07
Diluted earnings per share	$3.52	$5.33	$10.32	$10.05

These unaudited pro forma results include adjustments, such as the amortization of acquired intangible assets and interest expense on debt financing, in connection with the acquisition.

The unaudited consolidated pro forma financial information was prepared in accordance with GAAP and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the acquisition date, including, but not limited to, the anticipated realization of operating synergies in subsequent periods. These results also do not give effect to certain charges that the Company expects to incur in connection with the acquisition, including, but not limited to, additional professional fees and employee integration.

Other Acquisitions

In December 2020, the Company acquired the autonomy business of Spatial Integrated Systems, Inc. ("SIS"), a leading provider of autonomous technology, for approximately $40 million in cash. The acquisition further expanded the Company's unmanned systems capabilities. In connection with this acquisition, the Company preliminarily recorded $40 million of goodwill, which included the value of SIS's workforce, all of which was allocated to the Company's Technical Solutions segment. For the nine months ended September 30, 2021, the Company recorded a decrease in goodwill of $13 million, due to a reallocation of purchase price to intangible assets related to technology and existing contract backlog. See Note 10: Goodwill and Other Intangible Assets. The assets, liabilities, and results of operations of SIS are not material to the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company funded the SIS and Hydroid acquisitions using cash on hand, issuances of commercial paper, and borrowings on its revolving credit facility. The acquisition costs incurred in connection with these acquisitions were not material. The operating results of these businesses have been included in the Company’s consolidated results as of the respective closing dates of the acquisitions. In allocating the purchase prices of these businesses, the Company considered the estimated fair values of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. The total amount of goodwill resulting from these acquisitions is expected to be amortizable for tax purposes. These acquisitions are not material either individually or in the aggregate, and pro forma revenues and results of operations have therefore not been provided.

Divestitures

On February 1, 2021, the Company contributed its San Diego Shipyard (“SDSY”) business to a joint venture, Titan Acquisition Holdings, L.P. ("Titan"), in exchange for a non-controlling interest. Titan is a leading provider of ship repair and specialty fabrication services to government and commercial customers. The joint venture contribution was completed as part of the Company’s operating strategy. The Company recognized its interest in Titan at fair value, which approximated $83 million. No gain or loss was recognized in the transaction. The contributed assets and liabilities were previously reported in assets and liabilities held for sale. The Company transferred $22 million to Titan as part of the exchange.

On February 1, 2021, the Company completed the sale of its oil and gas business. The divestiture was completed as part of the Company’s plan to exit this part of the oil and gas industry and focus on its core services and customers. The divested assets and liabilities were previously reported in assets and liabilities held for sale. In connection with the sale, the Company received $25 million net cash and recorded an initial net pre-tax gain of $3 million in other income and gains within operating income in the unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2021, the Company recognized a net pre-tax gain on sale of $1 million due to final purchase price adjustments.

5. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2021, the Company repurchased 469,436 shares at an aggregate cost of $87 million. For the nine months ended September 30, 2020, the Company repurchased 390,904 shares at an aggregate cost of $84 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $1.14 and $1.03 for the three months ended September 30, 2021 and 2020, respectively. The Company declared cash dividends per share of $3.42 and $3.09 for the nine months ended September 30, 2021 and 2020, respectively. The Company paid cash dividends totaling $138 million and $126 million for the nine months ended September 30, 2021 and 2020, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of September 30, 2021, was comprised of unamortized benefit plan costs of $1,470 million. The accumulated other comprehensive loss as of December 31, 2020, was comprised of unamortized benefit plan costs of $1,546 million and other comprehensive loss items of $1 million.

The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2021 and 2020, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2020	$(1,373)	$(3)	$(1,376)
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(2)	—	(2)
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	18	1	19
Balance as of September 30, 2020	$(1,355)	$(2)	$(1,357)

Balance as of June 30, 2021	$(1,502)	$1	$(1,501)
Other comprehensive income before reclassifications	14	(1)	13
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	2	—	2
Amortization of net actuarial loss[1]	27	—	27
Tax expense for items of other comprehensive income	(11)	—	(11)
Net current period other comprehensive income	32	(1)	31
Balance as of September 30, 2021	$(1,470)	$—	$(1,470)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2019	$(1,407)	$(2)	$(1,409)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	(7)	—	(7)
Amortization of net actuarial loss[1]	77	—	77
Tax expense for items of other comprehensive income	(18)	—	(18)
Net current period other comprehensive income (loss)	52	—	52
Balance as of September 30, 2020	$(1,355)	$(2)	$(1,357)

Balance as of December 31, 2020	$(1,546)	$(1)	$(1,547)
Other comprehensive income before reclassifications	14	1	15
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	8	—	8
Amortization of net actuarial loss[1]	80	—	80
Tax expense for items of other comprehensive income	(26)	—	(26)
Net current period other comprehensive income	76	1	77
Balance as of September 30, 2021	$(1,470)	$—	$(1,470)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 15: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2021 and 2020, was $8 million and $6 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020, was $23 million and $18 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2021	2020	2021	2020
Net earnings	$147	$222	$424	$447

Weighted-average common shares outstanding	40.3	40.6	40.3	40.6
Net dilutive effect of stock awards	—	0.1	—	0.1
Dilutive weighted-average common shares outstanding	40.3	40.7	40.3	40.7

Earnings per share - basic	$3.65	$5.47	$10.52	$11.01
Earnings per share - diluted	$3.65	$5.45	$10.52	$10.98

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million and 0.3 million Restricted Performance Stock Rights ("RPSRs") for the three and nine months ended September 30, 2021 and 2020, respectively.

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

Services - The Technical Solutions segment generates revenue primarily under U.S. Government contracts. Contracts generally are structured using either an Indefinite Delivery/Indefinite Quantity ("IDIQ") vehicle, under which orders are issued, or a standalone contract. Contracts may be fixed-price or cost-type, include variable consideration such as incentives and awards, and structured as task orders under an IDIQ contract vehicle or requirements contract vehicle. In either case, the Company generally performs services over a shorter duration and may continue to perform upon exercise of related period of performance options that are also shorter in duration. The Company’s performance obligations vary in nature and may be stand-ready, in which case the Company responds to the customer’s needs on the basis of its demand, a recurring service, typically recurring maintenance services, or a single performance obligation that does not comprise a series of distinct services.

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

Revenue generally is recognized over time given the terms and conditions of the related contracts. The Company generally utilizes a cost-to-cost input method to measure performance progress, which best reflects the transfer of control to the customer. The Company’s non-U.S. Government contract portfolio is comprised of a large number of time and material arrangements. As a result, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company invoices, which corresponds with the value provided to the customer and to which the Company is entitled to payment for performance to date.

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

	Three Months Ended September 30, 2021
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$586	$1,088	$27	$—	$1,701
Service revenues	38	263	336	—	637
Intersegment	4	3	31	(38)	—
Sales and service revenues	$628	$1,354	$394	$(38)	$2,338
Customer Type
Federal	$624	$1,351	$354	$—	$2,329
Commercial	—	—	9	—	9
Intersegment	4	3	31	(38)	—
Sales and service revenues	$628	$1,354	$394	$(38)	$2,338
Contract Type
Firm fixed-price	$5	$15	$52	$—	$72
Fixed-price incentive	585	686	—	—	1,271
Cost-type	34	650	261	—	945
Time and materials	—	—	50	—	50
Intersegment	4	3	31	(38)	—
Sales and service revenues	$628	$1,354	$394	$(38)	$2,338

	Three Months Ended September 30, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$623	$1,054	$22	$—	$1,699
Service revenues	52	301	262	—	615
Intersegment	—	3	36	(39)	—
Sales and service revenues	$675	$1,358	$320	$(39)	$2,314
Customer Type
Federal	$675	$1,355	$218	$—	$2,248
Commercial	—	—	66	—	66
Intersegment	—	3	36	(39)	—
Sales and service revenues	$675	$1,358	$320	$(39)	$2,314
Contract Type
Firm fixed-price	$9	$5	$58	$—	$72
Fixed-price incentive	606	682	—	—	1,288
Cost-type	60	668	121	—	849
Time and materials	—	—	105	—	105
Intersegment	—	3	36	(39)	—
Sales and service revenues	$675	$1,358	$320	$(39)	$2,314

	Nine Months Ended September 30, 2021
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,814	$3,300	$71	$—	$5,185
Service revenues	121	815	726	—	1,662
Intersegment	12	9	93	(114)	—
Sales and service revenues	$1,947	$4,124	$890	$(114)	$6,847
Customer Type
Federal	$1,935	$4,115	$760	$—	$6,810
Commercial	—	—	37	—	37
Intersegment	12	9	93	(114)	—
Sales and service revenues	$1,947	$4,124	$890	$(114)	$6,847
Contract Type
Firm fixed-price	$29	$30	$132	$—	$191
Fixed-price incentive	1,790	2,121	3	—	3,914
Cost-type	116	1,964	492	—	2,572
Time and materials	—	—	170	—	170
Intersegment	12	9	93	(114)	—
Sales and service revenues	$1,947	$4,124	$890	$(114)	$6,847

	Nine Months Ended September 30, 2020
($ in millions)	Ingalls	Newport News	Technical Solutions	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,765	$2,926	$52	$—	$4,743
Service revenues	159	888	814	—	1,861
Intersegment	2	7	91	(100)	—
Sales and service revenues	$1,926	$3,821	$957	$(100)	$6,604
Customer Type
Federal	$1,924	$3,813	$669	$—	$6,406
Commercial	—	1	196	—	197
State and local government agencies	—	—	1	—	1
Intersegment	2	7	91	(100)	—
Sales and service revenues	$1,926	$3,821	$957	$(100)	$6,604
Contract Type
Firm fixed-price	$40	$8	$179	$—	$227
Fixed-price incentive	1,664	1,813	—	—	3,477
Cost-type	220	1,993	367	—	2,580
Time and materials	—	—	320	—	320
Intersegment	2	7	91	(100)	—
Sales and service revenues	$1,926	$3,821	$957	$(100)	$6,604

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Major Programs
Amphibious assault ships	$326	$338	$1,032	$1,013
Surface combatants and coast guard cutters	286	335	898	909
Other	16	2	17	4
Total Ingalls	628	675	1,947	1,926
Aircraft carriers	742	733	2,228	2,087
Submarines	490	436	1,419	1,177
Other	122	189	477	557
Total Newport News	1,354	1,358	4,124	3,821
Government and energy services	394	259	876	772
Oil and gas services	—	61	14	185
Total Technical Solutions	394	320	890	957
Intersegment eliminations	(38)	(39)	(114)	(100)
Sales and service revenues	$2,338	$2,314	$6,847	$6,604

As of September 30, 2021, the Company had $50.1 billion of remaining performance obligations. The Company expects to recognize approximately 25% of its remaining performance obligations as revenue through 2022, an additional 30% through 2024, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended September 30, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $21 million and $0.41, respectively. For the three months ended September 30, 2020, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $4 million and $0.08, respectively. For the nine months ended September 30, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $106 million and $2.07, respectively. For the nine months ended September 30, 2020, net cumulative catch-up adjustments decreased operating income and decreased diluted earnings per share by $75 million and $1.45, respectively.

For the three and nine months ended September 30, 2021, no individual cumulative catch-up adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

No individual cumulative catch-up adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2020.

Cumulative catch-up adjustments for the nine months ended September 30, 2020, included unfavorable adjustments of $134 million relating to Block IV of the Virginia class (SSN 774) submarine program at the Company's Newport News segment, which decreased diluted earnings per share by $2.60. While other unfavorable cumulative catch-up adjustments for the nine months ended September 30, 2020, were not individually material, cost estimates for discrete delay and disruption from COVID-19 Events drove $61 million of unfavorable cumulative catch-up adjustments across our contracts, including $16 million relating to Block IV of the Virginia class (SSN 774) submarine program, which is included in the $134 million unfavorable adjustments discussed above. For the nine months ended September 30, 2020, no individual favorable cumulative catch-up adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

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

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $225 million from December 31, 2020, to September 30, 2021, primarily resulting from an increase in contract assets related to revenue on certain U.S. Navy contracts and the acquisition of Alion. For the three months ended September 30, 2021, the Company did not recognize revenue related to its contract liabilities as of December 31, 2020. For the nine months ended September 30, 2021, the Company recognized revenue of $447 million related to its contract liabilities as of December 31, 2020. For the three and nine months ended September 30, 2020, the Company recognized revenue of $9 million and $265 million, respectively, related to its contract liabilities as of December 31, 2019.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Technical Solutions, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
Sales and Service Revenues
Ingalls	$628	$675	$1,947	$1,926
Newport News	1,354	1,358	4,124	3,821
Technical Solutions	394	320	890	957
Intersegment eliminations	(38)	(39)	(114)	(100)
Sales and service revenues	$2,338	$2,314	$6,847	$6,604
Operating Income
Ingalls	$62	$62	$233	$185
Newport News	88	79	257	105
Technical Solutions	13	21	33	23
Segment operating income	163	162	523	313
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(41)	60	(118)	186
Non-current state income taxes	(4)	—	(12)	(5)
Operating income	$118	$222	$393	$494

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	September 30, 2021	December 31, 2020
Assets
Ingalls	$1,691	$1,612
Newport News	4,189	4,124
Technical Solutions	3,590	1,379
Corporate	930	1,042
Total assets	$10,400	$8,157

9. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	September 30, 2021	December 31, 2020
Production costs of contracts in process[1]	$21	$17
Raw material inventory	122	120
Total inventoried costs, net	$143	$137
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

Accumulated goodwill impairment losses as of each of September 30, 2021, and December 31, 2020, were $2,906 million. The accumulated goodwill impairment losses for Ingalls as of each of September 30, 2021, and December 31, 2020, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of September 30, 2021, and December 31, 2020, were $1,187 million. The accumulated goodwill impairment losses for Technical Solutions as of each of September 30, 2021, and December 31, 2020, were $151 million.

For the nine months ended September 30, 2021, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Technical Solutions	Total
Balance as of December 31, 2020	$175	$721	$721	$1,617
Acquisitions	—	—	1,080	1,080
Adjustments	—	—	(13)	(13)
Balance as of September 30, 2021	$175	$721	$1,788	$2,684

See Note 4: Acquisitions and Divestitures for discussions on changes in goodwill.

Other Intangible Assets

The Company's purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts relating to customer relationships and existing contract backlog within Technical Solutions, as well as nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 29 years based on the long life cycle of the related programs. Aggregate amortization expense was $22 million and $15 million for the three months ended September 30, 2021 and 2020, respectively. Aggregate amortization expense was $48 million and $41 million for the nine months ended September 30, 2021 and 2020, respectively.

In connection with the Alion purchase in August 2021, the Company recorded $710 million of intangible assets pertaining to customer relationships and existing contract backlog, which is being amortized using the pattern of benefits method over a weighted-average life of 15 years.

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

The Company expects amortization expense for purchased intangible assets of approximately $86 million in 2021, $142 million in 2022, $129 million in 2023, $108 million in 2024, and $98 million in 2025.

11. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended September 30, 2021 and 2020, were (4.3)% and 1.8%, respectively. For the nine months ended September 30, 2021 and 2020, the Company's effective income tax rates on earnings from operations were 10.7% and 11.8%, respectively. The lower effective tax rate for the three months ended September 30, 2021, was primarily attributable to research and development tax credits for prior periods. The lower effective tax rate for the nine months ended September 30, 2021, was attributable to an increase in research and development tax credits for prior periods and a tax loss associated with the sale of the Company’s oil and gas business, partially offset by an increase in unrecognized tax benefits.

For each of the three and nine months ended September 30, 2021 and 2020, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of the research and development tax credits for prior periods.

The Company's unrecognized tax benefits increased by $32 million during the three months ended September 30, 2021. As of September 30, 2021, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $84 million. Assuming a sustainment of these tax positions, the reversal of $68 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2021, interest resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million and $2 million, respectively.
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

12. DEBT

Long-term debt consisted of the following:

($ in millions)	September 30, 2021	December 31, 2020
Senior notes due December 1, 2027, 3.483%	$600	$600
Senior notes due May 1, 2025, 3.844%	500	500
Senior notes due May 1, 2030, 4.200%	500	500
Senior notes due August 16, 2023, 0.670%	400	—
Senior notes due August 16, 2028, 2.043%	600	—
Term loan due August 19, 2024	650	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(34)	(19)
Total long-term debt	$3,321	$1,686

Credit Facility - In August 2021, the Company amended and restated its existing $1.25 billion credit facility, increasing the capacity thereunder to $1.5 billion and extending the maturity date to five years from signing (the "Revolving Credit Facility"). The Revolving Credit Facility has a variable interest rate on outstanding borrowings based on London Interbank Offered Rate ("LIBOR"), plus a spread based upon the Company's credit rating, which may vary between 1.125% and 2.000%. As of September 30, 2021, the interest rate spread on drawn amounts was 1.375% based on the Company's current credit rating. The Revolving Credit Facility also has a commitment fee rate on unutilized amounts, currently 0.200%, and includes a letter of credit subfacility of $300 million.

Term Loan - In August 2021, the Company entered into a $650 million 3-year delayed draw term loan (the “Term Loan”) to finance a portion of the purchase price for Alion. The Term Loan must be repaid prior to or at maturity, which is 36 months from the date of the initial draw. The Term Loan has a variable interest rate on outstanding borrowings based on LIBOR, plus a spread based upon the Company's credit rating, which may vary between 1.125% and 2.000%. As of September 30, 2021, the annual interest rate spread was 1.375% based on the Company's current credit rating.

As of September 30, 2021, the Company had $16 million in issued but undrawn letters of credit and $1,484 million unutilized under the Revolving Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $14 million and $5 million as of September 30, 2021, and December 31, 2020, respectively.

The Revolving Credit Facility and the Term Loan contain customary affirmative and negative covenants, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Revolving Credit Facility and the Term Loan. See Note 17: Subsidiary Guarantors.

Senior Notes - In August 2021, the Company issued $400 million aggregate principal amount of callable unregistered 0.670% senior notes due 2023 and $600 million aggregate principal amount of unregistered 2.043% senior notes due 2028, both with registration rights. The net proceeds were used to fund a portion of the purchase price for the acquisition of Alion. Interest on these senior notes is payable semiannually.

The terms of the Company’s senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with its senior notes of $20 million and $14 million as of September 30, 2021, and December 31, 2020, respectively.

Under the Company's unsecured commercial paper program, the Company may issue up to $1 billion of unsecured commercial paper notes.

The Company's debt arrangements contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the nine months ended September 30, 2021.

The estimated fair values of the Company's total long-term debt as of September 30, 2021, and December 31, 2020, were $3,515 million and $1,943 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of September 30, 2021, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $400 million due in 2023, $734 million due in 2024, and $500 million due in 2025.

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

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. The court dismissed the complaint in September 2021, and the plaintiff has appealed the dismissal to the United States Court of Appeals for the 11th Circuit.

Insurance Claims - In September 2020, the Company filed a complaint in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. A total of 32 reinsurers are named as defendants in the complaint. The Company also has initiated arbitration proceedings against six other reinsurers seeking similar relief. Prior to filing the complaint and initiating the arbitration proceedings, the Company provided a notice of loss to the reinsurers, but, to date, none of the reinsurers have acknowledged coverage. The full extent of the Company's losses resulting from COVID-19 have not yet been determined. In July 2021, the Vermont court granted the reinsurers’ motion for judgment on the pleadings, finding that, because the Company continued to operate through the pandemic, the Company’s reduction of business not accompanied by a complete loss of use fell short of the required “direct physical loss or damage to property.” The Company has appealed the decision to the Vermont Supreme Court. Although the Company still believes its position is well-founded, no assurances can be provided regarding the ultimate resolution of this matter.
In September 2021, the Company filed a complaint in the Superior Court of Delaware, seeking a judgment against certain insurers for breach of contract and breach of the implied covenant of good faith and fair dealing under three representations and warranties insurance policies purchased in connection with the Company’s acquisition of Hydroid. The policies insure the Company against losses relating to the seller’s breach of certain representations and warranties in the Hydroid acquisition agreement. The coverage limit under the insurance policies is $70 million, and the Company believes it has incurred losses equal to at least that amount as a result of breaches of the acquisition agreement. No assurances can be provided regarding the ultimate resolution of this matter.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the nine months ended September 30, 2021 and 2020, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - In March 2019, a new dry dock being transported for delivery to Ingalls by a heavy lift ship struck an Ingalls work barge, which in turn was pushed into USS Delbert D. Black (DDG 119) causing damage to USS Delbert D. Black (DDG 119), the work barge, and the new dry dock. At the time of the incident, responsibility for the new dry dock remained with the builder and the transport company. Repair work on USS Delbert D. Black (DDG 119) was completed at U.S. Navy direction. In April 2019, the Company filed suit in the U.S. District Court for the Southern District of Mississippi seeking, among other relief, damages from negligent third parties. In July 2021, an agreement was reached with the defendants to resolve the Company’s remaining claims, and the agreement was funded in September 2021, ending the Company's involvement in the litigation.

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

14. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2021, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in the aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such guarantees only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of September 30, 2021, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of September 30, 2021, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2021, the Company had $16 million in issued but undrawn letters of credit, as indicated in Note 12: Debt, and $276 million of surety bonds outstanding.

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

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. In 2016, the Defense Contract Audit Agency ("DCAA") opined that the 1985 settlement agreement did not comply with certain CAS standards and referred the matter to a U.S. Navy Contracting Officer. In December 2020, the Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. Under the 1985 settlement agreement, the Company has not recognized as allowable cumulative billable costs of approximately $120 million due to the difference between CAS and U.S. GAAP Financial Accounting Standards ("FAS") treatment of workers’ compensation cost. Under the 1985 settlement agreement, these costs would be recognized as allowable billable costs in future periods. Though the Company believes the

1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, the Company will seek to negotiate a resolution of the matter with the Contracting Officer. If a resolution results in the use of a different treatment or billing methodology that does not provide for the Company to recognize as allowable the CAS to FAS difference, the resolution could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, including an inability to recover any or all of the $120 million of costs not yet billed to the customer.

Collective Bargaining Agreements - Of the Company's approximately 44,000 employees, approximately 45% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in November 2021, December 2022, and April 2024. The collective bargaining agreement that expires in November 2021 covers approximately 50% of Newport News employees. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2022. Approximately 15 Technical Solutions employees in Klamath Falls, Oregon are covered by a collective bargaining agreement that expires in June 2025. The Company believes its relationship with its employees is satisfactory.
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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$50	$45	$2	$2	$149	$135	$7	$7
Interest cost	60	64	4	4	180	193	11	12
Expected return on plan assets	(138)	(122)	—	—	(414)	(365)	—	—
Amortization of prior service cost (credit)	3	3	(1)	(5)	11	9	(3)	(16)
Amortization of net actuarial loss (gain)	28	28	(1)	(2)	82	82	(2)	(5)
Net periodic benefit cost	$3	$18	$4	$(1)	$8	$54	$13	$(2)

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30
($ in millions)	2021	2020
Pension plans
Discretionary
Qualified	$60	$205
Non-qualified	6	6
Other benefit plans	28	25
Total contributions	$94	$236

As of September 30, 2021, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2021.

In August 2021, the Company amended its postretirement benefit plan for represented post-65 participants, which replaced a Company-sponsored indemnity plan with coverage offered through a third-party vendor. As a result of the amendment, the remeasurement of the plan decreased the postretirement liability and pre-tax accumulated other comprehensive loss by approximately $14 million.

16. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2021 and 2020, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2021, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $180.05. These rights are subject to cliff vesting on December 31, 2023. For the nine months ended September 30, 2020, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $230.10. These rights are subject to cliff vesting on December 31, 2022. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For each of the nine months ended September 30, 2021 and 2020, approximately 0.1 million of stock awards vested, of which less than 0.1 million each period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2021:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	486	$191.23	1.2

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the three months ended September 30, 2021 and 2020, of $7 million and $3 million, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors for the nine months ended September 30, 2021 and 2020, of $19 million and $16 million, respectively.
The Company recorded tax benefits related to stock awards of $1 million for each of the three months ended September 30, 2021 and 2020. The Company recorded tax benefits related to stock awards of $3 million for each of the nine months ended September 30, 2021 and 2020. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of less than $1 million for each of the three months ended September 30, 2021 and 2020. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $2 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively.

Unrecognized Compensation Expense

As of September 30, 2021, the Company had $4 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2021 and 2020, which will be recognized over a weighted average period of 1.8 years, and $35 million of unrecognized compensation expense associated with RPSRs granted in 2021, 2020, and 2019, which will be recognized over a weighted average period of 1.4 years.

17. SUBSIDIARY GUARANTORS

As described in Note 12: Debt, the Company issued senior notes through the consolidating parent company, HII.  Performance of the Company's obligations under its senior notes outstanding as of September 30, 2021, and December 31, 2020, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Under SEC Regulation S-X Rule 3-10, each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is minor and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Technical Solutions segment provides a range of services to government and commercial customers. Headquartered in Newport News, Virginia, HII employs approximately 44,000 people both domestically and internationally.
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

Business Environment

COVID-19 Pandemic - The COVID-19 global pandemic has had wide ranging effects on the global health environment and disrupted the global and U.S. economies and financial markets, including impacts to our employees, customers, suppliers, and communities (collectively, “COVID-19 Events”). COVID-19 Events have also impacted our operations, and the extent of future impacts are uncertain. The most significant areas of impact have been the disruption of our employees’ ability to work effectively, disruption in our supply chain, disruption of the U.S. Government's and our other customers' abilities to perform their obligations, and impact on pension assets and other investment performance. On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors that work on or in support of U.S. Government contracts are fully vaccinated by December 8, 2021.

The executive order includes on-site and remote U.S.-based employees, contractors, and subcontractors, with limited exceptions for medical and religious reasons.

It is currently not possible to predict with any certainty the impact the executive order will have on our workforce. As a U.S. Government contractor, we are currently requiring all U.S.-based employees, contractors, and subcontractors that service or support our U.S. Government contracts to be fully vaccinated in accordance with the guidelines of the Safer Federal Workforce Task Force. Our implementation of these requirements will result in employee attrition to some extent, including attrition of critical skilled labor, and difficulty meeting future labor requirements.
See Item 1A. Risk Factors in this Form 10-Q for a discussion of COVID-19-related risks, including risks associated with the potential adverse effects on our workforce of the U.S. Government vaccine mandate for employees, contractors, and subcontractors that service federal contracts.

We have aggressively managed our response to the uncertainties regarding COVID-19 Events, and we have incurred costs to respond to COVID-19 Events, including paid leave, quarantining employees, vaccinations, and recurring facility cleaning. Our shipyards and other facilities have remained open and productive, but we continue to experience decreases in workforce attendance and challenges meeting our hiring requirements, which has impacted our operations due to delay and disruption from a shortage of critical skills and out-of-sequence work.

Under Section 3610 of the CARES Act, contractors may submit claims for employee paid time off caused by restrictions from COVID-19 Events in circumstances where the employee could not work remotely. Such instances may include paid time off for employees to allow for plant decontamination, idle time due to social distancing restrictions, paid time off to take care of dependents impacted by government ordered school or day care closures, paid time for employee vaccinations or responding to side effects from vaccination, and employee quarantines due to travel restrictions or coming into contact, being diagnosed, or taking care of someone diagnosed with COVID-19. We have taken steps to preserve our rights to pursue such claims for HII and our subcontractors, and we submitted an initial Section 3610 Reimbursement Request to the DoD for Ingalls and Newport News Shipbuilding. Section 3610 under the CARES Act was not extended past September 30, 2021. We anticipate submitting supplemental requests for Section 3610 reimbursement for HII and our subcontractors into 2022. Reimbursements of our requests are contingent upon contracting officers making funding available, and most DoD contracting officers are awaiting supplemental appropriations from Congress before approving such reimbursement requests. We have no assurance that Congress will appropriate sufficient funds to cover the reimbursement of costs contemplated by the CARES Act.

While costs related to COVID-19 Events are allowable under U.S. Government contracts, our contract estimates reflect margin impact uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed price and fixed price incentive contracts, or may not be adequately covered by insurance. Our reinsurers have failed to acknowledge coverage for various losses related to COVID-19, and we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. We also initiated arbitration proceedings against other reinsurers seeking similar relief. The Vermont court dismissed our complaint in response to a motion of the reinsurers for judgment on the pleadings, and we have appealed the decision. Although we continue to believe that our position is well-founded, no assurance can be provided regarding the ultimate resolution of this matter. See Note 13: Investigations, Claims, and Litigation.

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

The Congressional budget markup process for fiscal year 2022 is ongoing, following a late release of the President’s Budget Request in May 2021. Consequently, the U.S. Government is currently operating under a Continuing Resolution which funds government operations through December 3, 2021. It remains uncertain at this point whether fiscal year 2022 government operations will require additional short-term funding or if annual appropriations measures will be finalized by December 3. The House of Representatives and the Senate Armed Services Committee have each acted on respective National Defense Authorization bills for fiscal year 2022, but the Congress has yet to reconcile those bills and produce a final measure. Additionally, while the House Appropriations Committee voted out a defense appropriations measure earlier this year, the Senate Appropriations Committee has released the text of its defense appropriations measure, but a traditional markup process remains uncertain. Appropriations measures must be passed by Congress and enacted by the President, and we cannot predict the outcome of the fiscal year 2022 budget process.

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

The federal budget environment remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures will have serious implications for defense discretionary spending, the defense industrial base, including HII, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. It is likely budget and program decisions made in this environment will have long-term impacts on HII and the entire defense industry.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, we consider our policies relating to the following matters to be critical accounting policies:

•Revenue recognition;

•Purchase accounting, goodwill, and intangible assets;

•Litigation, commitments, and contingencies;

•Retirement related benefit plans; and

•Workers' compensation.

As of September 30, 2021, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2020.

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

We monitor our policies and procedures with respect to our contracts on a regular basis to ensure consistent application under similar terms and conditions, as well as compliance with all applicable government regulations. In addition, the Defense Contract Audit Agency routinely audits the costs we incur that are allocated to U.S. Government contracts.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended September 30				Nine Months Ended September 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and service revenues	$2,338	$2,314	$24	1%	$6,847	$6,604	$243	4%
Cost of product sales and service revenues	2,007	1,878	129	7%	5,852	5,481	371	7%
Income from operating investments, net	11	6	5	83%	31	19	12	63%
Other income and gains	2	—	2	—%	3	—	3	—%
General and administrative expenses	226	220	6	3%	636	648	(12)	(2)%
Operating income	118	222	(104)	(47)%	393	494	(101)	(20)%
Other income (expense)
Interest expense	(24)	(27)	3	11%	(63)	(68)	5	7%
Non-operating retirement benefit	45	29	16	55%	135	89	46	52%
Other, net	2	2	—	—%	10	(8)	18	225%
Federal and foreign income taxes	(6)	4	(10)	(250)%	51	60	(9)	(15)%
Net earnings	$147	$222	$(75)	(34)%	$424	$447	$(23)	(5)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Product sales	$1,701	$1,699	$2	—%	$5,185	$4,743	$442	9%
Service revenues	637	615	22	4%	1,662	1,861	(199)	(11)%
Sales and service revenues	$2,338	$2,314	$24	1%	$6,847	$6,604	$243	4%

Product sales for the three months ended September 30, 2021, increased $2 million from the same period in 2020. Product sales for the nine months ended September 30, 2021, increased $442 million, or 9%, compared with the same period in 2020. Ingalls product sales decreased $37 million for the three months ended September 30, 2021, primarily as a result of lower volumes in the Legend class NSC program and amphibious assault ships, partially offset by higher volumes on surface combatants. Ingalls product sales increased $49 million for the nine months ended September 30, 2021, primarily as a result of higher volumes in surface combatants and amphibious assault ships, partially offset by lower volumes in the Legend class NSC program. Newport News product sales increased $34 million and $374 million for the three and nine months ended September 30, 2021, respectively, primarily as a result of higher volumes in submarines and aircraft carriers. Technical Solutions product sales increased $5 million for the three months ended September 30, 2021, primarily as a result of higher volumes in DFS due to the acquisition of Alion, partially offset by lower volumes in unmanned systems. Technical Solutions product sales increased $19 million for the nine months ended September 30, 2021, primarily as a result of higher volumes in DFS and unmanned systems.

Service revenues for the three months ended September 30, 2021, increased $22 million, or 4%, compared with the same period in 2020. Service revenues for the nine months ended September 30, 2021, decreased $199 million, or 11%, compared with the same period in 2020. Ingalls service revenues for the three months ended September 30, 2021, decreased $14 million, primarily as a result of lower volumes in surface combatant services. Ingalls service revenues for the nine months ended September 30, 2021, decreased $38 million, primarily as a result of lower volumes in surface combatant and amphibious assault ship services. Newport News service revenues decreased $38 million for the three months ended September 30, 2021, primarily as a result of lower volumes in naval nuclear support services, partially offset by higher volumes in submarine services. Newport News service revenues decreased $73 million for the nine months ended September 30, 2021, primarily as a result of lower volumes in naval nuclear support services, partially offset by higher volumes in aircraft carrier and submarine services. Technical Solutions service revenues increased $74 million for the three months ended September 30, 2021, primarily as a result of higher volumes in DFS services due to the acquisition of Alion, partially offset by the divestiture of our oil and gas business. Technical Solutions service revenues decreased $88 million for the nine months ended September 30, 2021, primarily as a result of the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture, partially offset by higher volumes in DFS services due to the acquisition of Alion.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Cost of product sales	$1,453	$1,388	$65	5%	$4,402	$3,931	$471	12%
% of product sales	85.4%	81.7%			84.9%	82.9%
Cost of service revenues	554	490	64	13%	1,450	1,550	(100)	(6)%
% of service revenues	87.0%	79.7%			87.2%	83.3%
Income from operating investments, net	11	6	5	83%	31	19	12	63%
Other income and gains	2	—	2	—%	3	—	3	—%
General and administrative expenses	226	220	6	3%	636	648	(12)	(2)%
% of sales and service revenues	9.7%	9.5%			9.3%	9.8%
Cost of sales and service revenues	$2,220	$2,092	$128	6%	$6,454	$6,110	$344	6%

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2021, increased $65 million, or 5%, compared with the same period in 2020. Cost of product sales for the nine months ended September 30, 2021, increased $471 million, or 12%, compared with the same period in 2020. Ingalls cost of product sales decreased $30 million for the three months ended September 30, 2021, primarily as a result of volume decreases described above. Ingalls cost of product sales for the nine months ended September 30, 2021, were flat primarily as a result of volume increases described above, partially offset by higher risk retirement on Bougainville (LHA 8). Newport News cost of product sales increased $14 million and $207 million for the three and nine months ended September 30, 2021, respectively, primarily as a result of volume increases described above. Technical Solutions cost of product sales decreased $2 million for the three months ended September 30, 2021, driven by improved performance in DFS services, partially offset by volume increases described above. Technical Solutions cost of product sales increased $15 million for the nine months ended September 30, 2021, primarily as a result of the volume increases described above. Cost of product sales related to the Operating FAS/CAS Adjustment increased $83 million and $249 million for the three and nine months ended September 30, 2021, respectively, as described below.

Cost of product sales as a percentage of product sales increased from 81.7% for the three months ended September 30, 2020, to 85.4% for the three months ended September 30, 2021. The increase was primarily due to an unfavorable change in the Operating FAS/CAS Adjustment, lower performance in unmanned systems, and lower risk retirement on Bougainville (LHA 8), partially offset by higher risk retirements on the RCOH of USS George Washington (CVN 73), Block IV boats of the Virginia class (SSN 774) submarine program, and USS Frank E. Peterson Jr. (DDG 121). Cost of product sales as a percentage of product sales increased from 82.9% for the nine months ended September 30, 2020, to 84.9% for the nine months ended September 30, 2021. The increase was due to an unfavorable change in the Operating FAS/CAS Adjustment, partially offset by impacts related to performance on Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020, a contract incentive on Jack H. Lucas (DDG 125), and higher risk retirement on Bougainville (LHA 8) and Fort Lauderdale (LPD 28).

Cost of Service Revenues

Cost of service revenues for the three months ended September 30, 2021, increased $64 million, or 13%, compared with the same period in 2020. Cost of service revenues for the nine months ended September 30, 2021, decreased $100 million, or 6%, compared with the same period in 2020. Ingalls cost of service revenues decreased $15 million and $34 million for the three and nine months ended September 30, 2021, respectively, primarily as a result of lower volumes described above. Newport News cost of service revenues decreased $19 million and $29 million for the three and nine months ended September 30, 2021, respectively, primarily as a result of lower volumes described above. Technical Solutions cost of service revenues increased $80 million for the three months ended September 30, 2021, primarily as a result of higher volumes described above. Technical Solutions cost of service revenues decreased $92 million for the nine months ended September 30, 2021, primarily as a result of lower volumes described above. Cost of service revenues related to the Operating FAS/CAS Adjustment increased $18 million and $55 million for the three and nine months ended September 30, 2021, respectively, as described below.

Cost of service revenues as a percentage of service revenues increased from 79.7% for the three months ended September 30, 2020, to 87.0% for the three months ended September 30, 2021, primarily driven by an unfavorable change in the Operating FAS/CAS Adjustment, lower risk retirement on submarine support services, lower performance in DFS services, and year-to-year variances in contract mix. Cost of service revenues as a percentage of service revenues increased from 83.3% for the nine months ended September 30, 2020, to 87.2% for the nine months ended September 30, 2021, primarily driven by an unfavorable change in the Operating FAS/CAS Adjustment, lower risk retirement on submarine support services, and year-to-year variances in contract mix.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three and nine months ended September 30, 2021, increased $5 million and $12 million, respectively, from the same periods in 2020, primarily due to higher equity income from our nuclear and environmental joint ventures and ship repair and specialty fabrication joint venture.

Other Income and Gains

For the three months ended September 30, 2021, we recognized a gain of $2 million, primarily due to a favorable claim resolution. For the nine months ended September 30, 2021, we recognized a gain of $3 million, primarily due a favorable claim resolution and the sale of our oil and gas business.

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

General and administrative expenses for the three months ended September 30, 2021, increased $6 million from the same period in 2020, primarily due to higher overhead costs, partially offset by favorable changes in current state income tax expense. General and administrative expenses for the nine months ended September 30, 2021, decreased $12 million from the same period in 2020, primarily driven by favorable changes in current state income tax expense, partially offset by higher overhead costs.

Operating Income

We consider operating income to be an important measure for evaluating our operating performance, and, consistent with industry practice, we define operating income as revenues less the related costs of producing the revenues and general and administrative expenses.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended September 30				Nine Months Ended September 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Operating income	$118	$222	$(104)	(47)%	$393	$494	$(101)	(20)%
Operating FAS/CAS Adjustment	41	(60)	101	168%	118	(186)	304	163%
Non-current state income taxes	4	—	4	—%	12	5	7	140%
Segment operating income	$163	$162	$1	1%	$523	$313	$210	67%

Segment Operating Income

Segment operating income for the three months ended September 30, 2021, was $163 million, compared with segment operating income of $162 million for the same period in 2020. The increase was primarily due to higher risk retirement on the RCOH of USS George Washington (CVN 73), and Block IV boats of the Virginia class (SSN 774) submarine program, and equity income in nuclear and environmental joint ventures and our ship repair and specialty fabrication joint venture, partially offset by lower performance in unmanned systems. Segment operating income for the nine months ended September 30, 2021, was $523 million, compared with segment operating income of $313 million for the same period in 2020. The increase was primarily due to impacts related to performance on Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020, a contract incentive on USS Jack H. Lucas (DDG 125), and higher risk retirement on Bougainville (LHA 8) and Fort Lauderdale (LPD 28), partially offset by lower risk retirement on USS Delbert D. Black (DDG 119) following its delivery.

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

Effective January 1, 2021, we adopted the Safe Harbor methodology for determining CAS pension costs. Under the new methodology, the interest rates used to calculate pension liabilities under CAS are consistent with those used in the determination of minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA").

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
FAS expense	$(7)	$(18)	$11	61%	$(21)	$(53)	$32	60%
CAS cost	11	107	(96)	(90)%	38	328	(290)	(88)%
FAS/CAS Adjustment	4	89	(85)	(96)%	17	275	(258)	(94)%
Non-operating retirement benefit	(45)	(29)	(16)	(55)%	(135)	(89)	(46)	(52)%
Operating FAS/CAS Adjustment	$(41)	$60	$(101)	(168)%	$(118)	$186	$(304)	(163)%

The Operating FAS/CAS Adjustment was a net expense of $41 million and a net benefit of $60 million for the three months ended September 30, 2021 and 2020, respectively. The Operating FAS/CAS Adjustment was a net expense of $118 million and a net benefit of $186 million for the nine months ended September 30, 2021 and 2020, respectively. The unfavorable changes in the Operating FAS/CAS Adjustment of $101 million and $304 million for the three and nine months ended September 30, 2021, respectively, were primarily driven by the more immediate recognition of higher interest rates under CAS.

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

Non-current state income tax expense for the three months ended September 30, 2021, was $4 million, compared to non-current state income tax expense of less than $1 million for the same period in 2020. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a reduction in the tax basis of fixed assets resulting from increased tax depreciation. Non-current state income tax expense for the nine months ended September 30, 2021, was $12 million, compared to non-current state income tax expense of $5 million for the same period in 2020. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a decrease in expenses not currently deductible for income tax purposes.

Interest Expense

Interest expense for the three and nine months ended September 30, 2021, decreased $3 million and $5 million, respectively, compared with the same periods in 2020, primarily due to the early redemption of our senior notes in the fourth quarter of 2020, partially offset by the issuance of senior notes and borrowing under the Term Loan in August 2021.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and nine months ended September 30, 2021, the favorable changes in the non-operating retirement benefit of $16 million and $46 million, respectively, were primarily driven by higher 2020 returns on plan assets.

Other, Net

Other, net income for the three months ended September 30, 2021, was flat with the same period in 2020. Other, net income increased $18 million for the nine months ended September 30, 2021, compared with the same period in 2020, primarily driven by an impairment of a loan receivable in 2020 and net gains on investments in marketable securities.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended September 30, 2021 and 2020, were (4.3)% and 1.8%, respectively. Our effective income tax rates on earnings from operations for the nine months ended September 30, 2021 and 2020, were 10.7% and 11.8%, respectively. The lower effective tax rate for the three months ended September 30, 2021, was primarily attributable to research and development tax credits for prior periods. The lower effective tax rate for the nine months ended September 30, 2021, was attributable to an increase in research and development tax credits for prior periods and a tax loss associated with the sale of our oil and gas business, partially offset by an increase in unrecognized tax benefits.

For each of the three and nine months ended September 30, 2021 and 2020, our effective tax rates differed from the federal statutory tax rate primarily as a result of the research and development tax credits for prior periods. See Note 11: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Technical Solutions.

The following table presents segment operating results:

	Three Months Ended September 30				Nine Months Ended September 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and Service Revenues
Ingalls	$628	$675	$(47)	(7)%	$1,947	$1,926	$21	1%
Newport News	1,354	1,358	(4)	—%	4,124	3,821	303	8%
Technical Solutions	394	320	74	23%	890	957	(67)	(7)%
Intersegment eliminations	(38)	(39)	1	3%	(114)	(100)	(14)	(14)%
Sales and service revenues	$2,338	$2,314	$24	1%	$6,847	$6,604	$243	4%
Operating Income
Ingalls	$62	$62	$—	—%	$233	$185	$48	26%
Newport News	88	79	9	11%	257	105	152	145%
Technical Solutions	13	21	(8)	(38)%	33	23	10	43%
Segment operating income (loss)	163	162	1	1%	523	313	210	67%
Non-segment factors affecting operating income (loss)
Operating FAS/CAS Adjustment	(41)	60	(101)	(168)%	(118)	186	(304)	(163)%
Non-current state income taxes	(4)	—	(4)	—%	(12)	(5)	(7)	(140)%
Operating income	$118	$222	$(104)	(47)%	$393	$494	$(101)	(20)%

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

Cumulative Adjustments

For the three and nine months ended September 30, 2021 and 2020, favorable and unfavorable cumulative catch-up margin adjustments were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions)	2021	2020	2021	2020
Gross favorable adjustments	$51	$40	$199	$157
Gross unfavorable adjustments	(30)	(36)	(93)	(232)
Net adjustments	$21	$4	$106	$(75)

For the three months ended September 30, 2021, no favorable or unfavorable cumulative catch-up margin adjustments were individually significant.

For the nine months ended September 30, 2021, favorable cumulative catch-up margin adjustments included risk retirement on Bougainville (LHA 8), a contract incentive on Jack H. Lucas (DDG 125) and risk retirement on Fort Lauderdale (LPD 28). During the same period, no unfavorable cumulative catch-up margin adjustments were individually significant.

For the three months ended September 30, 2020, no favorable cumulative catch-up margin adjustments were individually significant.

For the nine months ended September 30, 2020, favorable cumulative catch-up margin adjustments included risk retirement on USS Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, and other individually insignificant adjustments.

During the same period, unfavorable cumulative catch-up margin adjustments were primarily driven by $111 million in the second quarter of 2020 on the Block IV boats of the Virginia class (SSN 774) submarine program, including $95 million for cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends. Our risk retirement assumptions on Block IV boats anticipated boat-to-boat cost and schedule improvements working down the learning curve, but performance trends, exacerbated by the COVID-19 Events, made those improvements less likely to occur. Unfavorable cumulative catch-up adjustments on the Block IV boats of the Virginia class (SSN 774) submarine program also included $16 million from delay and disruption directly attributable to COVID-19 Events due to lower employee attendance, a shortage of critical skills, and out-of-sequence work. Unfavorable cumulative catch-up margin adjustments across all programs resulting from delay and disruption cost estimates for discrete COVID-19 Events were $61 million, including $16 million in relation to the Block IV boats of the Virginia class (SSN 774) submarine program, discussed above.

Ingalls

	Three Months Ended September 30				Nine Months Ended September 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and service revenues	$628	$675	$(47)	(7)%	$1,947	$1,926	$21	1%
Segment operating income	62	62	—	—%	233	185	48	26%
As a percentage of segment sales	9.9%	9.2%			12.0%	9.6%

Sales and Service Revenues

Ingalls revenues for the three months ended September 30, 2021, decreased $47 million, or 7%, from the same period in 2020, primarily driven by lower revenues in the Legend class NSC program, surface combatants, and amphibious assault ships. Revenues on the NSC program decreased due to lower volumes on Stone (NSC 9) following its delivery. Revenues on surface combatants decreased due to lower volumes on Ted Stevens (DDG 128) and USS Delbert D. Black (DDG 119) following its delivery, partially offset by higher volumes on USS Jack H.

Lucas (DDG 125). Revenues on amphibious assault ships decreased due to lower volumes on Bougainville (LHA 8), partially offset by higher volumes on LHA 9 (unnamed).

Ingalls revenues for the nine months ended September 30, 2021, increased $21 million, or 1%, from the same period in 2020, primarily driven by higher revenues in surface combatants and amphibious assault ships, partially offset by lower revenues in the Legend class NSC program. Surface combatant revenues increased due to higher volumes on USS Jack H. Lucas (DDG 125), USS Jeremiah Denton (DDG 129), USS George M. Neal (DDG 131), and USS Sam Nunn (DDG 133), partially offset by lower volumes on USS Delbert D. Black (DDG 119) following its delivery and USS Fitzgerald (DDG 62) following its redelivery. Amphibious assault ship revenues increased due to higher volumes on Pittsburgh (LPD 31), LHA 9 (unnamed) and Bougainville (LHA 8), partially offset by lower volumes on Fort Lauderdale (LPD 28), Richard M. McCool Jr. (LPD 29) and USS Tripoli (LHA 7). Revenues on the Legend class NSC program decreased due to lower volumes on Stone (NSC 9) following its delivery, partially offset by higher volumes on Friedman (NSC 11).

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2021, was flat with the same period in 2020.

Ingalls segment operating income for the nine months ended September 30, 2021, was $233 million, compared with $185 million for the same period in 2020. The increase was primarily driven by a contract incentive on USS Jack H. Lucas (DDG 125) and higher risk retirement on Bougainville (LHA 8) and Fort Lauderdale (LPD 28), partially offset by lower risk retirement on USS Delbert D. Black (DDG 119) following its delivery.

Newport News

	Three Months Ended September 30				Nine Months Ended September 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and service revenues	$1,354	$1,358	$(4)	—%	$4,124	$3,821	$303	8%
Segment operating income (loss)	88	79	9	11%	257	105	152	145%
As a percentage of segment sales	6.5%	5.8%			6.2%	2.7%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2021, decreased $4 million from the same period in 2020, primarily driven by lower revenues in naval nuclear support services, partially offset by higher revenues in submarines and aircraft carriers. Naval nuclear support services revenues decreased primarily as a result of lower volumes in submarine fleet support services and facility maintenance services, partially offset by higher volumes in carrier fleet support services. Aircraft carrier revenues increased primarily as a result of higher volumes on the RCOH of USS John C. Stennis (CVN 74), the construction of Doris Miller (CVN 81), and the construction of Enterprise (CVN 80), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73) and the construction of John F. Kennedy (CVN 79). Submarine revenues increased due to higher volumes on Block V boats of the Virginia class (SSN 774) submarine program, submarine support services and the Columbia class (SSBN 826) submarine program, partially offset by lower volumes on Block IV boats of the Virginia class (SSN 774) submarine program.

Newport News revenues for the nine months ended September 30, 2021, increased $303 million, or 8%, from the same period in 2020, primarily driven by higher revenues in submarines and aircraft carriers, partially offset by lower revenues in naval nuclear support services. Submarine revenues increased primarily as a result of higher volumes on Block V boats of the Virginia class (SSN 774) submarine program and the Columbia class (SSBN 826) submarine program. Aircraft carrier revenues increased primarily as a result of higher volumes on the construction of Enterprise (CVN 80), the RCOH of USS John C. Stennis (CVN 74), and the construction of Doris Miller (CVN 81), partially offset by lower volumes on the construction of John F. Kennedy (CVN 79) and the RCOH of USS George Washington (CVN 73). Naval nuclear support services revenues decreased primarily as a result of lower volumes in submarine fleet support services and facility maintenance services, partially offset by higher volumes in carrier fleet support services.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2021, was $88 million, compared with segment operating income of $79 million for the same period in 2020. The increase was primarily due to higher risk retirement on the RCOH of USS George Washington (CVN 73) and Block IV boats of the Virginia class (SSN 774) submarine program, partially offset by lower risk retirement on naval nuclear support services.

Newport News segment operating income for the nine months ended September 30, 2021, was $257 million, compared with segment operating income of $105 million for the same period in 2020. The increase was primarily due to impacts related to performance on Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020.

Technical Solutions

	Three Months Ended September 30				Nine Months Ended September 30
			2021 over 2020				2021 over 2020
($ in millions)	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and service revenues	$394	$320	$74	23%	$890	$957	$(67)	(7)%
Segment operating income	13	21	(8)	(38)%	33	23	10	43%
As a percentage of segment sales	3.3%	6.6%			3.7%	2.4%

Sales and Service Revenues

Technical Solutions revenues for the three months ended September 30, 2021, increased $74 million, or 23%, from the same period in 2020, primarily due to higher volumes in DFS due to the acquisition of Alion, offset by the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture in the first quarter of 2021.

Technical Solutions revenues for the nine months ended September 30, 2021, decreased $67 million, or 7%, from the same period in 2020, primarily due to the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture, partially offset by higher volumes in DFS due to the acquisition of Alion.

Segment Operating Income

Technical Solutions segment operating income for the three months ended September 30, 2021, was $13 million, compared with segment operating income of $21 million for the same period in 2020. The decrease was primarily driven by the amortization of Alion purchased intangible assets, lower performance in DFS, the divestiture of our oil and gas business, and a contribution of our San Diego Shipyard to a joint venture, partially offset by the acquisition of Alion.

Technical Solutions segment operating income for the nine months ended September 30, 2021, was $33 million, compared with segment operating income of $23 million for the same period in 2020. The increase was primarily driven by equity income in nuclear and environmental joint ventures and our ship repair and specialty fabrication joint venture and the acquisition of Alion, partially offset by lower performance in unmanned systems and the amortization of Alion purchased intangible assets.
BACKLOG

Total backlog as of September 30, 2021, and December 31, 2020, was approximately $50.1 billion and $46.0 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded IDIQ orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2021, and December 31, 2020:

	September 30, 2021			December 31, 2020
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,561	$661	$11,222	$10,443	$1,758	$12,201
Newport News	11,715	21,741	33,456	9,536	23,132	32,668
Technical Solutions	1,499	3,967	5,466	502	646	1,148
Total backlog	$23,775	$26,369	$50,144	$20,481	$25,536	$46,017

Approximately 15% of the $46.0 billion total backlog as of December 31, 2020, is expected to be converted into sales in 2021. U.S. Government orders comprised substantially all of the backlog as of September 30, 2021, and December 31, 2020.

Awards

The value of new contract awards during the nine months ended September 30, 2021, was approximately $7.1 billion, comprised primarily of awards for the RCOH of the USS John C. Stennis (CVN 74), construction of a 10th boat of the Virginia class (SSN 774) submarine program, and construction of John F. Lehman (DDG 137).

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

The following table summarizes key components of cash flow provided by operating activities:

	Nine Months Ended September 30		2021 over 2020

($ in millions)	2021	2020	Dollars
Net earnings	$424	$447	$(23)
Depreciation and amortization	208	182	26
Provision for doubtful accounts	—	(2)	2
Stock-based compensation	19	16	3
Deferred income taxes	74	(7)	81
Loss (gain) on investments in marketable securities	(12)	(3)	(9)
Asset impairments	—	13	(13)
Retiree benefit funding less than (in excess of) expense	(73)	(183)	110
Trade working capital decrease (increase)	(151)	28	(179)
Net cash provided by operating activities	$489	$491	$(2)
Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the nine months ended September 30, 2021 and 2020, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2021, was $489 million, compared with $491 million provided by operating activities for the same period in 2020. The unfavorable change in operating cash flow was primarily due to changes in trade working capital, partially offset by lower contributions to retiree benefit plans and lower income tax payments. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

For the nine months ended September 30, 2021, we made discretionary contributions to our qualified defined benefit pension plans totaling $60 million, compared with $205 million of discretionary contributions for the same period in 2020. As of September 30, 2021, we anticipate no further significant cash contributions to our qualified defined benefit pension plans in 2021.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the next 12 months.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021, was $1,842 million, compared with $586 million used in investing activities for the same period in 2020. The change in investing cash was driven by the acquisitions of Alion and a non-controlling interest in Titan in 2021, partially offset by the acquisition of Hydroid in 2020 and the disposition of our oil and gas business in 2021. For 2021, we expect our capital expenditures for maintenance and sustainment to be approximately 1.5% of annual revenues and our discretionary capital expenditures to be approximately 1.5% to 2.5% of annual revenues.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021, was $1,396 million, compared with $764 million provided by financing activities for the same period in 2020. The change in financing cash was primarily due to an increase in net proceeds from the incurrence of long-term debt of $650 million and a decrease of $6 million in employee taxes on certain share-based payment arrangements, partially offset by a $12 million increase in cash dividend payments, a $9 million increase in debt issuance costs, and an increase of $3 million from common stock repurchases.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30		2021 over 2020

($ in millions)	2021	2020	Dollars
Net cash provided by operating activities	$489	$491	$(2)
Less capital expenditures:
Capital expenditure additions	(216)	(220)	4
Grant proceeds for capital expenditures	11	17	(6)
Free cash flow	$284	$288	$(4)

Free cash flow for the nine months ended September 30, 2021, decreased $4 million from the same period in 2020, primarily due to changes in trade working capital and higher capital expenditures, partially offset by lower contributions to retiree benefit plans and lower income tax payments.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2021 and 2020, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Other Sources and Uses of Capital

In August 2021, we entered into a $650 million 3-year delayed draw Term Loan to finance a portion of the purchase price for Alion. The Term Loan must be repaid prior to or at maturity, which is 36 months from the date of the initial draw. The Term Loan has a variable interest rate on outstanding borrowings based on LIBOR, plus a spread based upon our credit rating, which may vary between 1.125% and 2.000%. As of September 30, 2021, the annual interest rate spread was 1.375% based on our current credit rating.

In August 2021, we also amended and restated our existing $1.25 billion credit facility, increasing the capacity thereunder to $1.5 billion and extending the maturity date to five years from signing. The amended and restated Revolving Credit Facility has a variable interest rate on outstanding borrowings based on LIBOR, plus a spread based upon our credit rating, which may vary between 1.125% and 2.000%. As of September 30, 2021, the interest rate spread on drawn amounts would have been 1.375% based on our current credit rating. The amended and restated Revolving Credit Facility also has a commitment fee rate on unutilized amounts, currently 0.200%.

In August 2021, we issued $400 million aggregate principal amount of callable unregistered 0.670% senior notes due 2023 and $600 million aggregate principal amount of unregistered 2.043% senior notes due 2028, both with registration rights. The net proceeds were used to fund a portion of the purchase price for the acquisition of Alion. Interest on these senior notes is payable semiannually.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2021, $16 million in letters of credit were issued but undrawn and $276 million of surety bonds were outstanding. As of September 30, 2021, we had no other significant off-balance sheet arrangements.

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
•Health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic, and the impacts of vaccination mandates on our workforce;
•Our ability to effectively integrate the operations of Alion into our business;
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

Defense and federal solutions	DFS is focused on solving tough national security challenges for the DoD, the intelligence community, and federal civilian agencies around the globe. The group provides a wide range of professional services and products including fleet sustainment, cyber and electronic warfare, intelligence, surveillance, and reconnaissance, and live, virtual, and constructive solutions.

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $650 million Term Loan, a $1.5 billion Revolving Credit Facility, and a $1 billion commercial paper program. As of September 30, 2021, we had $650 million outstanding on the Term Loan and no indebtedness outstanding under our Revolving Credit Facility or our commercial paper program. Based on the amounts outstanding under our Term Loan as of September 30, 2021, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $7 million on an annual basis.

Foreign Currency - We currently have, and in the future may enter into, foreign currency forward contracts to manage foreign currency exchange rate risk related to payments to suppliers denominated in foreign currencies. As of September 30, 2021, the fair values of our outstanding foreign currency forward contracts were not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2021. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On August 19, 2021, the Company completed the acquisition of Alion. In accordance with the general guidance issued by the staff of the SEC, Alion will be excluded from the scope of management’s report on internal control over financial reporting for the year ending December 31, 2021. The Company has started integrating Alion’s processes into its financial reporting framework, which may result in additions or changes to its internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, including the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2020 Form 10–K, which could materially affect our business, financial condition, or future results.

We face risks related to health epidemics, pandemics, and similar outbreaks, and our business has been and will continue to be adversely affected by the COVID-19 pandemic.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. Such risks include disruptions or restrictions on our employees’ ability to work or work effectively, temporary closures of our facilities or the facilities of our customers or suppliers, and delays in supplier deliveries. We have experienced higher employee absentee rates as a result of COVID-19, which has impacted our operations and financial results. Higher absentee rates attributable to COVID-19, including because of illness, quarantines, government actions, facility closures, or other restrictions resulting from COVID-19, have impacted and may continue to impact performance on our contracts and have increased and may continue to increase our costs. These impacts may continue, and the cost increases may not be fully recoverable under our contracts or adequately covered by insurance, which could impact our profitability.

COVID-19 has also caused disruption in our supply chain, caused delays in, and limited the ability of, the U.S. Government and other customers to perform, including causing delays in contract award decisions, and caused other unpredictable events. Some or all of these impacts might continue into the future.

On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors that work on or in support of U.S. Government contracts are fully vaccinated in accordance with the guidelines of the Safer Federal Workforce Task Force. The executive order includes on-site and remote U.S.-based employees, contractors, and subcontractors, with limited exceptions for medical and religious reasons.

It is currently not possible to predict with any certainty the impact the executive order will have on our workforce. As a U.S. Government contractor, we are currently requiring all U.S.-based employees, contractors, and subcontractors that service or support our U.S. Government contracts to be fully vaccinated by December 8, 2021. Our implementation of these requirements will result in employee attrition to some extent, including attrition of critical skilled labor, and difficulty meeting future labor requirements. If attrition is significant, our operations and ability to execute our contracts could be materially impacted. In addition, our subcontractors and suppliers who are subject to the U.S. federal contractor vaccine mandate may be impacted by an inability to comply or loss of personnel, which could disrupt subcontractor or supplier performance or deliveries, and negatively impact our business.

COVID-19 has already impacted our business and results of operations, and the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs on the expected schedule, remains uncertain and will depend on future COVID-19 related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness of COVID-19 vaccines and the impacts of implementation of the vaccine mandates, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. As a result, we cannot predict the full impact of COVID-19, but it could materially affect our business, financial position, results of operations, and/or cash flows in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2,3]
July 1, 2021 to July 31, 2021	25,234	$203.47	25,234	$1,067.0
August 1, 2021 to August 31, 2021	23,245	205.51	22,749	1,062.3
September 1, 2021 to September 30, 2021	34,990	198.20	34,990	1,055.4
Total	83,469	$201.83	82,973	$1,055.4
1We purchased an aggregate of 82,973 shares of our common stock in the open market pursuant to our repurchase program and 496 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted performance stock rights during the period.
2 From the stock repurchase program's inception through September 30, 2021, we purchased 13,320,296 shares at an average price of $161.00 per share for a total of $2.1 billion.
3 In October 2012, we commenced our stock repurchase program. In November 2019, we announced an increase in the stock repurchase program to $3.2 billion and an extension of the term to October 31, 2024.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits

2.1
Stock Purchase Agreement by and among Alion Holdings LLC, Alion Holding Corp. and Huntington Ingalls Industries, Inc. dated July 4, 2021* (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8–K filed on July 9, 2021).

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

4.1
Indenture, dated as of August 16, 2021, by and among the Company, certain subsidiaries of the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8–K filed on August 16, 2021).

4.2	Form of 0.670% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 16, 2021).

4.3	Form of 2.043% Senior Note due 2028 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 16, 2021).

4.4
Registration Rights Agreement, dated as of August 16, 2021, by and among the Company, certain subsidiaries of the Company and J.P. Morgan Securities LLC, BofA Securities, Inc., Mizuho Securities USA LLC, MUFG Securities Americas Inc., Scotia Capital (USA) Inc. and U.S. Bancorp Investments, Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 16, 2021).

10.1
Amended and Restated Revolving Credit Agreement, dated as of August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and an Issuing Bank.

10.2	Credit Agreement, dated as of August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

	*	All exhibits and schedules to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S–K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 4, 2021	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)