Form 10-Q
period 2022-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2022-05-05
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of April 29, 2022, 40,047,195 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2022	2021
Sales and service revenues
Product sales	$1,724	$1,721
Service revenues	852	557
Sales and service revenues	2,576	2,278
Cost of sales and service revenues
Cost of product sales	1,468	1,454
Cost of service revenues	759	482
Income from operating investments, net	7	8
Other income and gains (losses), net	(1)	3
General and administrative expenses	217	206
Operating income	138	147
Other income (expense)
Interest expense	(26)	(21)
Non-operating retirement benefit	71	46
Other, net	(7)	1
Earnings before income taxes	176	173
Federal and foreign income tax expense	36	25
Net earnings	$140	$148

Basic earnings per share	$3.50	$3.68
Weighted-average common shares outstanding	40.0	40.2

Diluted earnings per share	$3.50	$3.68
Weighted-average diluted shares outstanding	40.0	40.2

Dividends declared per share	$1.18	$1.14

Net earnings from above	$140	$148
Other comprehensive income
Change in unamortized benefit plan costs	(86)	29
Other	—	2
Tax benefit (expense) for items of other comprehensive income	22	(7)
Other comprehensive (loss) income, net of tax	(64)	24
Comprehensive income	$76	$172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$330	$627
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2022 and $9 million as of 2021	671	433
Contract assets	1,349	1,310
Inventoried costs, net	188	161
Income taxes receivable	171	209
Prepaid expenses and other current assets	77	50
Total current assets	2,786	2,790
Property, plant, and equipment, net of accumulated depreciation of $2,193 million as of 2022 and $2,149 million as of 2021	3,094	3,107
Operating lease assets	235	241
Goodwill	2,628	2,628
Other intangible assets, net of accumulated amortization of $776 million as of 2022 and $741 million as of 2021	1,124	1,159
Pension plan assets	275	281
Miscellaneous other assets	415	421
Total assets	$10,557	$10,627
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$544	$603
Accrued employees’ compensation	336	361
Current portion of postretirement plan liabilities	137	137
Current portion of workers’ compensation liabilities	254	252
Contract liabilities	685	651
Other current liabilities	465	423
Total current liabilities	2,421	2,427
Long-term debt	3,200	3,298
Pension plan liabilities	398	351
Other postretirement plan liabilities	365	368
Workers’ compensation liabilities	509	506
Long-term operating lease liabilities	189	194
Deferred tax liabilities	293	313
Other long-term liabilities	360	362
Total liabilities	7,735	7,819
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.5 million shares issued and 40.1 million shares outstanding as of March 31, 2022, and 53.4 million shares issued and 40.0 million shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,995	1,998
Retained earnings	3,982	3,891
Treasury stock	(2,169)	(2,159)
Accumulated other comprehensive loss	(987)	(923)
Total stockholders’ equity	2,822	2,808
Total liabilities and stockholders’ equity	$10,557	$10,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2022	2021
Operating Activities
Net earnings	$140	$148
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	52	52
Amortization of purchased intangibles	35	13
Amortization of debt issuance costs	2	2
Provision for doubtful accounts	(7)	—
Stock-based compensation	9	9
Deferred income taxes	2	31
Gain on disposition of business	—	(3)
Loss (gain) on investments in marketable securities	9	(4)
Change in
Accounts receivable	(231)	(10)
Contract assets	(39)	(239)
Inventoried costs	(27)	(5)
Prepaid expenses and other assets	7	(6)
Accounts payable and accruals	—	116
Retiree benefits	(34)	(65)
Other non-cash transactions, net	(1)	4
Net cash (used in) provided by operating activities	(83)	43
Investing Activities
Capital expenditures
Capital expenditure additions	(43)	(60)
Grant proceeds for capital expenditures	—	1
Investment in affiliates	—	(12)
Proceeds from disposition of business	—	25
Net cash used in investing activities	(43)	(46)
Financing Activities
Repayment of long-term debt	(100)	—
Dividends paid	(47)	(46)
Repurchases of common stock	(10)	(49)
Employee taxes on certain share-based payment arrangements	(14)	(7)
Net cash used in financing activities	(171)	(102)
Change in cash and cash equivalents	(297)	(105)
Cash and cash equivalents, beginning of period	627	512
Cash and cash equivalents, end of period	$330	$407
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$—	$(42)
Cash paid for interest	$11	$1
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$1	$12
Accrued repurchases of common stock	$—	$1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2022 and 2021 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2020	$1	$1,972	$3,533	$(2,058)	$(1,547)	$1,901
Net earnings	—	—	148	—	—	148
Dividends declared ($1.14 per share)	—	—	(46)	—	—	(46)
Stock-based compensation	—	2	—	—	—	2
Other comprehensive income, net of tax	—	—	—	—	24	24
Treasury stock activity	—	—	—	(50)	—	(50)
Balance as of March 31, 2021	$1	$1,974	$3,635	$(2,108)	$(1,523)	$1,979

Balance as of December 31, 2021	$1	$1,998	$3,891	$(2,159)	$(923)	$2,808
Net earnings	—	—	140	—	—	140
Dividends declared ($1.18 per share)	—	—	(47)	—	—	(47)
Stock-based compensation	—	(3)	(2)	—	—	(5)
Other comprehensive loss, net of tax	—	—	—	—	(64)	(64)
Treasury stock activity	—	—	—	(10)	—	(10)
Balance as of March 31, 2022	$1	$1,995	$3,982	$(2,169)	$(987)	$2,822
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is an all-domain defense and technologies partner, recognized worldwide as America’s largest shipbuilder. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Mission Technologies (formerly named Technical Solutions). For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. The Mission Technologies segment delivers high-value engineering and technology solutions to enable multi-domain distributed operations in the government and commercial services marketplace.

HII conducts most of its business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Mission Technologies segment provides a wide range of services and products, including C5ISR systems and operations; the application of Artificial Intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; unmanned autonomous systems; live, virtual, and constructive solutions; platform modernization; and critical nuclear operations.

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $216 million and $220 million as of March 31, 2022, and December 31, 2021, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt as of March 31, 2022, and December 31, 2021, were $3,184 million and $3,449 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

Debt Prepayment - For the three months ended March 31, 2022, the Company prepaid $100 million of long-term debt related to its Term Loan due August 19, 2024.

3. ACCOUNTING STANDARDS UPDATES

Accounting pronouncements issued but not effective until after December 31, 2022, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS

On August 19, 2021, the Company acquired all of the outstanding common stock of Alion Holding Corp., the parent company of Alion Science and Technology Corporation (“Alion”), a technology-driven solutions provider. The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations. The preliminary purchase price was $1.79 billion, including $148 million of cash received in the acquisition. In connection with the acquisition, the Company recorded $1,024 million of goodwill, which included the value of Alion's workforce, and $720 million of intangible assets related to customer relationships and existing contract backlog. The goodwill is attributable to operational synergies and growth opportunities and was allocated to the Company's Mission Technologies segment. None of the goodwill resulting from this acquisition is expected to be amortizable for tax purposes.

Alion provides advanced engineering and research and development services in the areas of intelligence, surveillance, and reconnaissance, military training and simulation, cyber, data analytics, and other next-generation technology based solutions to the DoD and intelligence community customers, with the U.S. Navy representing about one-third of current annual revenues.

Pro Forma Financial Information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the acquisition of Alion as if it had occurred on January 1, 2021.

	Three Months Ended March 31

($ in millions, except per share amounts)	2022	Pro Forma (Unaudited) 2021
Sales and service revenues	$2,576	$2,593
Net earnings	$140	$160
Basic earnings per share	$3.50	$3.98
Diluted earnings per share	$3.50	$3.98

These unaudited pro forma results include adjustments associated with the acquisition, such as the amortization of acquired intangible assets and interest expense on debt financing.

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

5. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2022, the Company repurchased 50,549 shares at an aggregate cost of $10 million. For the three months ended March 31, 2021, the Company repurchased 291,581 shares at an aggregate cost of $50 million, of which approximately $1 million was not yet settled for cash as of March 31, 2021. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company declared cash dividends per share of $1.18 and $1.14 for the three months ended March 31, 2022 and 2021, respectively. The Company paid cash dividends totaling $47 million and $46 million for the three months ended March 31, 2022 and 2021, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of March 31, 2022, was comprised of unamortized benefit plan costs of $987 million. The accumulated other comprehensive loss as of December 31, 2021, was comprised of unamortized benefit plan costs of $923 million.

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2020	$(1,546)	$(1)	$(1,547)
Other comprehensive income before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	3	—	3
Amortization of net actuarial loss[1]	26	—	26
Tax expense for items of other comprehensive income	(7)	—	(7)
Net current period other comprehensive income	22	2	24
Balance as of March 31, 2021	$(1,524)	$1	$(1,523)

Balance as of December 31, 2021	$(923)	$—	$(923)
Other comprehensive loss before reclassifications	(97)	—	(97)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	8	—	8
Tax benefit for items of other comprehensive (loss) income	22	—	22
Net current period other comprehensive loss	(64)	—	(64)
Balance as of March 31, 2022	$(987)	$—	$(987)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 14: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021, was $3 million and $7 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2022	2021
Net earnings	$140	$148

Weighted-average common shares outstanding	40.0	40.2
Net dilutive effect of stock awards	—	—
Dilutive weighted-average common shares outstanding	40.0	40.2

Earnings per share - basic	$3.50	$3.68
Earnings per share - diluted	$3.50	$3.68

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the three months ended March 31, 2022 and 2021.

7. REVENUE

Disaggregation of Revenue

The Company's contracts with customers typically fall into one of four categories: firm fixed-price, fixed-price incentive, cost-type, and time and materials.

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

The Company monitors its policies and procedures with respect to its contracts on a regular basis to ensure consistent application under similar terms and conditions, as well as compliance with all applicable government regulations. In addition, the Defense Contract Audit Agency ("DCAA") routinely audits the costs the Company incurs that are allocated to U.S. Government contracts.

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

	Three Months Ended March 31, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$578	$1,121	$25	$—	$1,724
Service revenues	50	267	535	—	852
Intersegment	3	2	30	(35)	—
Sales and service revenues	$631	$1,390	$590	$(35)	$2,576
Customer Type
Federal	$628	$1,388	$547	$—	$2,563
Commercial	—	—	13	—	13
Intersegment	3	2	30	(35)	—
Sales and service revenues	$631	$1,390	$590	$(35)	$2,576
Contract Type
Firm fixed-price	$2	$8	$64	$—	$74
Fixed-price incentive	576	703	—	—	1,279
Cost-type	50	677	425	—	1,152
Time and materials	—	—	71	—	71
Intersegment	3	2	30	(35)	—
Sales and service revenues	$631	$1,390	$590	$(35)	$2,576

	Three Months Ended March 31, 2021
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$604	$1,101	$16	$—	$1,721
Service revenues	42	304	211	—	557
Intersegment	3	2	32	(37)	—
Sales and service revenues	$649	$1,407	$259	$(37)	$2,278
Customer Type
Federal	$646	$1,405	$206	$—	$2,257
Commercial	—	—	21	—	21
Intersegment	3	2	32	(37)	—
Sales and service revenues	$649	$1,407	$259	$(37)	$2,278
Contract Type
Firm fixed-price	$11	$8	$39	$—	$58
Fixed-price incentive	595	722	3	—	1,320
Cost-type	40	675	120	—	835
Time and materials	—	—	65	—	65
Intersegment	3	2	32	(37)	—
Sales and service revenues	$649	$1,407	$259	$(37)	$2,278

	Three Months Ended March 31	Three Months Ended March 31
($ in millions)	2022	2021
Major Programs
Amphibious assault ships	$363	$357
Surface combatants and coast guard cutters	265	287
Other	3	5
Total Ingalls	631	649
Aircraft carriers	742	758
Submarines	470	457
Other	178	192
Total Newport News	1,390	1,407
Government and energy services	590	245
Oil and gas services	—	14
Total Mission Technologies	590	259
Intersegment eliminations	(35)	(37)
Sales and service revenues	$2,576	$2,278

As of March 31, 2022, the Company had $47.9 billion of remaining performance obligations. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue through 2023, an additional 30% through 2025, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended March 31, 2022, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $45 million and $0.89, respectively. For the three months ended March 31, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $50 million and $0.98, respectively.

Cumulative catch-up adjustments for the three months ended March 31, 2022, included a favorable adjustment of $17 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.34. Cumulative catch-up adjustments for the three months ended March 31, 2021, included a favorable adjustment of $25 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.50.

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $5 million from December 31, 2021, to March 31, 2022, primarily resulting from an increase in contract assets related to revenue on certain U.S. Navy contracts. For the three months ended March 31, 2022, the Company recognized revenue of $379 million related to its contract liabilities as of December 31, 2021. For the three months ended March 31, 2021, the Company recognized revenue of $397 million related to its contract liabilities as of December 31, 2020.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Mission Technologies, consistent with how management makes operating decisions and assesses performance.

The following table presents segment results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
($ in millions)	2022	2021
Sales and Service Revenues
Ingalls	$631	$649
Newport News	1,390	1,407
Mission Technologies	590	259
Intersegment eliminations	(35)	(37)
Sales and service revenues	$2,576	$2,278
Operating Income
Ingalls	$86	$91
Newport News	81	93
Mission Technologies	9	7
Segment operating income	176	191
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(37)	(40)
Non-current state income taxes	(1)	(4)
Operating income	$138	$147

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	March 31, 2022	December 31, 2021
Assets
Ingalls	$1,707	$1,659
Newport News	4,389	4,179
Mission Technologies	3,473	3,553
Corporate	988	1,236
Total assets	$10,557	$10,627

9. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

($ in millions)	March 31, 2022	December 31, 2021
Production costs of contracts in process[1]	$68	$37
Raw material inventory	120	124
Total inventoried costs, net	$188	$161
1 Includes amounts capitalized pursuant to applicable provisions of the FAR and CAS.

10. INTANGIBLE ASSETS

The Company's intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts relating to customer relationships and existing contract backlog within Mission Technologies, as well as nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 29 years based on the long life cycle of the related programs. Aggregate amortization expense was $35 million and $13 million for the three months ended March 31, 2022 and 2021, respectively.

In connection with the Alion purchase in 2021, the Company recorded $720 million of intangible assets pertaining to customer relationships and existing contract backlog, which is being amortized using the pattern of benefits method over a weighted-average life of 15 years.

11. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended March 31, 2022 and 2021, were 20.5% and 14.5%, respectively. The higher effective tax rate for the three months ended March 31, 2022, was primarily attributable to a tax loss associated with the sale of the Company’s oil and gas business recorded in 2021.

For the three months ended March 31, 2022, the Company’s effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%. For the three months ended March 31, 2021, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of the loss associated with the sale of its oil and gas business.

The Company's unrecognized tax benefits increased by $2 million during the three months ended March 31, 2022. As of March 31, 2022, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $83 million. Assuming a sustainment of these tax positions, the reversal of $64 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2022, interest resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million.
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

12. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to FASB ASC 450 Contingencies, the Company has accrued for losses associated with investigations, claims, and litigation when, and to the extent that, loss amounts related to the investigations, claims, and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims, and litigation may be higher or lower than the amounts accrued. For matters where a material loss is probable or reasonably possible and the amount of loss cannot be reasonably estimated, but the Company is able to reasonably estimate a range of possible losses, the Company will disclose such estimated range in these notes. This estimated range is based on information currently available to the Company and involves elements of judgment and significant uncertainties. Any estimated range of possible loss does not represent the Company's maximum possible loss exposure. For matters as to which the Company is not able to reasonably estimate a possible loss or range of loss, the Company will indicate the reasons why it is unable to estimate the possible loss or range of loss. For matters not specifically described in these notes, the Company does not believe, based on information currently available to it, that it is reasonably possible that the liabilities, if any, arising from such investigations, claims, and litigation will have a material effect on its consolidated financial position, results of operations, or cash flows. The Company has, in certain cases, provided disclosure regarding certain matters for which the Company believes at this time that the likelihood of material loss is remote.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. The cases allege various injuries, including those associated with pleural plaque disease, asbestosis, cancer, mesothelioma, and other alleged asbestos related conditions. In some cases, several of HII's former executive officers are also named as defendants. In some instances, partial or full insurance coverage is available to the Company for its liability and that of its former executive officers. The costs to resolve cases during the three months ended March 31, 2022 and 2021, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

13. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2022, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in the aggregate.

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

In the ordinary course of business, the Company may guarantee obligations of its subsidiaries under certain contracts. Generally, the Company is liable under such guarantees only if its subsidiary is unable to perform its obligations. Historically, the Company has not incurred any substantial liabilities resulting from these guarantees. As of March 31, 2022, the Company was not aware of any existing event of default that would require it to satisfy any of these guarantees.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. To assess the potential impact on the Company's consolidated financial statements, management estimates the range of reasonably possible remediation costs that could be incurred by the Company, taking into account currently available facts on each site, as well as the current state of technology and prior experience remediating contaminated sites. These estimates are reviewed periodically and adjusted to reflect changes in facts and technical and legal circumstances. Management estimates that as of March 31, 2022, the probable estimable future cost for environmental remediation was immaterial. Factors that could result in changes to the Company's estimates include: modification of planned remedial actions, increases or decreases in the estimated time required to remediate, changes to the determination of legally responsible parties, discovery of more extensive contamination than anticipated, changes in laws and regulations affecting remediation requirements, and improvements in remediation technology. Should other PRPs not pay their allocable share of remediation costs, the Company may incur costs exceeding those already estimated and accrued. In addition, there are certain potential remediation sites where the costs of remediation cannot be reasonably estimated. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2022, the Company had $15 million in issued but undrawn letters of credit and $276 million of surety bonds outstanding.

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

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. In 2016, the DCAA opined that the 1985 settlement agreement did not comply with certain CAS standards and referred the matter to a U.S. Navy Contracting Officer. In December 2020, the Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. Under the 1985 settlement agreement, the Company has not recognized as allowable cumulative billable costs of approximately $120 million resulting from the difference between CAS and U.S. GAAP Financial Accounting Standards ("FAS") treatment of workers’ compensation cost. Under the 1985 settlement agreement, these costs would be recognized as allowable billable costs in future periods. Though the Company believes the 1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, the Company will seek to negotiate a resolution of the matter with the Contracting Officer. If a resolution results in the use of a different treatment or billing methodology that does not provide for the Company to recognize as allowable the CAS to FAS difference, the resolution could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows, including an inability to recover any or all of the $120 million of costs not yet billed to the customer.

In January 2022, the Navy Contracting Officer issued a written determination that the Ingalls Shipbuilding Material Management and Accounting System had three significant deficiencies, resulting in a 5% withhold of payments on certain invoices issued under one contract. Ingalls Shipbuilding subsequently submitted a corrective action plan, which was approved in February 2022, and the withhold was reduced to 2%. The withhold will terminate and withheld funds returned to the Company when the Contracting Officer determines that the significant deficiencies have been corrected. Although the Company believes the ultimate resolution of this matter will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict or give assurances regarding the ultimate outcome of this matter.

Collective Bargaining Agreements - Of the Company's approximately 44,000 employees, approximately 45% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, including one with United Steelworkers Local 8888 (Newport News) (the “USWs”), which covers approximately 50% of Newport News employees. The collective bargaining agreement with the USWs expired in November 2021, and the Company reached a tentative agreement with representatives of the USWs in February 2022. The members of the USWs bargaining unit ratified the contract in March 2022. The Company believes its relationship with its employees is satisfactory.

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

14. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, other postretirement benefit plans, and defined contribution pension plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$45	$50	$2	$3
Interest cost	64	60	4	3
Expected return on plan assets	(150)	(138)	—	—
Amortization of prior service cost (credit)	4	4	(1)	(1)
Amortization of net actuarial loss (gain)	9	27	(1)	(1)
Net periodic benefit (income) cost	$(28)	$3	$4	$4

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
($ in millions)	2022	2021
Pension plans
Discretionary
Qualified	$—	$60
Non-qualified	3	2
Other benefit plans	7	10
Total contributions	$10	$72

As of March 31, 2022, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2022.

In March 2022, the Company concluded negotiations on one of its collective bargaining agreements, which required an amendment to one of the Company's pension plans. As a result of the amendment, the remeasurement of the plan increased the pension liability and pre-tax accumulated other comprehensive loss by approximately $97 million.

15. STOCK COMPENSATION PLANS

During the three months ended March 31, 2022 and 2021, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2022, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $204.10. These rights are subject to cliff vesting on December 31, 2024. For the three months ended March 31, 2021, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $178.41. These rights are subject to cliff vesting on December 31, 2023. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the three months ended March 31, 2022 and 2021, awards of approximately 0.2 million and 0.1 million shares of stock vested, respectively, of which less than 0.1 million each period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2022:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	513	$189.65	1.6

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors of $9 million for each of the three months ended March 31, 2022 and 2021.
The Company recorded tax benefits related to stock awards of $1 million and $2 million for the three months ended March 31, 2022 and 2021, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $4 million and $2 million for the three months ended March 31, 2022 and 2021, respectively.

Unrecognized Compensation Expense

As of March 31, 2022, the Company had $4 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2022, 2021, and 2020, which will be recognized over a weighted average period of 1.4 years, and $50 million of unrecognized compensation expense associated with RPSRs granted in 2022, 2021, and 2020, which will be recognized over a weighted average period of 1.8 years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is America’s largest military shipbuilding company and a provider of professional services to partners in government and industry. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Mission Technologies (formerly named Technical Solutions) segment provides a range of services to government and commercial customers. Headquartered in Newport News, Virginia, HII employs approximately 44,000 people domestically and internationally.
We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Mission Technologies segment provides a wide range of services and products, including C5ISR systems and operations; the application of Artificial Intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; unmanned autonomous systems; live, virtual, and constructive solutions; platform modernization; and critical nuclear operations.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have aggressively managed our response to the uncertainties regarding COVID-19 Events, and we have incurred costs to respond to COVID-19 Events, including costs for paid leave, quarantining employees, vaccinations, and recurring facility cleaning. Our shipyards and other facilities have remained open and productive, but we continue to experience challenges meeting our hiring requirements, which has impacted our operations due to delay and disruption from a shortage of critical skills and out-of-sequence work.

While costs related to COVID-19 Events are allowable under U.S. Government contracts, our contract estimates reflect profit margin impact uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed-price and fixed-price incentive contracts, or may not be adequately covered by insurance. Reinsurers under our property insurance have failed to acknowledge coverage for various losses related to COVID-19, and we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. We also initiated arbitration proceedings against other reinsurers seeking similar relief. The Vermont court dismissed our complaint in response to a motion of the reinsurers for judgment on the pleadings, and we have appealed the decision. Although we continue to believe that our position is well-founded, no assurance can be provided regarding the ultimate resolution of this matter. See Note 12: Investigations, Claims, and Litigation.

We have also focused on actively supporting our customers, suppliers, and communities. We have been proactive engaging with our U.S. Government customers regarding future contract adjustments. While there has been no change in contract terms or substantial degradation in timely payments from customers, we have experienced delays in decisions on certain contract awards. Our suppliers have experienced reductions in employee attendance and hiring challenges, similar to us, which has affected their performance and delayed material deliveries. We are therefore continuing to monitor material availability and affordability. We are unable to predict how our customers and suppliers will allocate resources in the future as they react to the evolving demands of the COVID-19 response.

U.S. Government Contracts - Long-term uncertainty exists with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

The fiscal year 2022 budget cycle ultimately concluded with the passage of the Consolidated Appropriations Act of 2022, signed into law March 15, 2022. Final defense appropriations broadly supported shipbuilding programs, including funding for two Arleigh Burke class (DDG 51) destroyers and two Virginia class attack submarines. Additionally, the appropriations measure provided $250 million for Advance Procurement ("AP") funding for LPD 32 (unnamed), additional AP for a third Arleigh Burke class (DDG 51) destroyer in fiscal year 2023, funding for the Columbia class ballistic-missile (SSBN 826) submarine program, USS Gerald R. Ford class (CVN 78) nuclear aircraft carrier programs, and the refueling and complex overhaul ("RCOH") of USS John C. Stennis (CVN 74).

The President submitted the fiscal year 2023 budget request on March 28, 2022, and it is now under consideration by Congress. The budget request reflects continued investment in shipbuilding, funding two amphibious ships, LPD 32 (unnamed) and LHA 9 (unnamed), two Arleigh Burke class (DDG 51) surface combatants, and two Block V Virginia class submarines equipped with the Virginia Payload Module, and continues funding USS Gerald R. Ford class (CVN 78) nuclear aircraft carrier programs, carrier RCOH programs, and construction of Columbia class (SSBN 826) submarines. Additionally, the budget request includes investment in the submarine industrial base.

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

The federal budget environment remains a significant long-term risk. Considerable uncertainty exists regarding how future budget and program decisions will develop and what challenges budget changes will present for the defense industry. We believe continued budget pressures could have serious implications for defense discretionary spending, the defense industrial base, including HII, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. Although it is difficult to determine specific impacts, we expect that over the longer term, the budget environment may result in fewer contract awards and lower revenues, profits, and cash flows from our U.S. Government contracts. It is likely budget and program decisions made in this environment will have long-term impacts on HII and the entire defense industry.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Purchase accounting, goodwill, and intangible assets;

•Litigation, commitments, and contingencies;

•Retirement related benefit plans; and

•Workers' compensation.

As of March 31, 2022, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2021.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended March 31
			2022 over 2021
($ in millions)	2022	2021	Dollars	Percent
Sales and service revenues	$2,576	$2,278	$298	13%
Cost of product sales and service revenues	2,227	1,936	291	15%
Income from operating investments, net	7	8	(1)	(13)%
Other income and gains (losses), net	(1)	3	(4)	(133)%
General and administrative expenses	217	206	11	5%
Operating income	138	147	(9)	(6)%
Other income (expense)
Interest expense	(26)	(21)	(5)	(24)%
Non-operating retirement benefit	71	46	25	54%
Other, net	(7)	1	(8)	(800)%
Federal and foreign income taxes	36	25	11	44%
Net earnings	$140	$148	$(8)	(5)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended March 31
			2022 over 2021
($ in millions)	2022	2021	Dollars	Percent
Product sales	$1,724	$1,721	$3	—%
Service revenues	852	557	295	53%
Sales and service revenues	$2,576	$2,278	$298	13%

Product sales for the three months ended March 31, 2022, increased $3 million from the same period in 2021. Ingalls product sales decreased $26 million for the three months ended March 31, 2022, primarily as a result of lower volumes in surface combatants and amphibious assault ships. Newport News product sales increased $20 million for the three months ended March 31, 2022, primarily as a result of higher volumes in submarines and aircraft carriers. Mission Technologies product sales increased $9 million for the three months ended March 31, 2022, primarily as a result of higher volumes in unmanned systems and defense and federal solutions ("DFS").

Service revenues for the three months ended March 31, 2022, increased $295 million, or 53%, compared with the same period in 2021. Ingalls service revenues for the three months ended March 31, 2022, increased $8 million, primarily as a result of higher volumes in amphibious assault ship services, partially offset by lower volumes in surface combatant services. Newport News service revenues decreased $37 million for the three months ended March 31, 2022, primarily as a result of lower volumes in aircraft carriers and naval nuclear support services. Mission Technologies service revenues increased $324 million for the three months ended March 31, 2022, primarily as a result of higher volumes in DFS services, partially offset by the divestiture of our oil and gas business in the first quarter of 2021 and lower volumes in Fleet Sustainment.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended March 31
			2022 over 2021
($ in millions)	2022	2021	Dollars	Percent
Cost of product sales	$1,468	$1,454	$14	1%
% of product sales	85.2%	84.5%
Cost of service revenues	759	482	277	57%
% of service revenues	89.1%	86.5%
Income from operating investments, net	7	8	(1)	(13)%
Other income and gains (losses), net	(1)	3	(4)	(133)%
General and administrative expenses	217	206	11	5%
% of sales and service revenues	8.4%	9.0%
Cost of sales and service revenues	$2,438	$2,131	$307	14%

Cost of Product Sales

Cost of product sales for the three months ended March 31, 2022, increased $14 million, or 1%, compared with the same period in 2021. Ingalls cost of product sales decreased $10 million for the three months ended March 31, 2022, primarily as a result of volume decreases described above. Newport News cost of product sales increased $20 million for the three months ended March 31, 2022, primarily as a result of volume increases described above. Mission Technologies cost of product sales increased $6 million for the three months ended March 31, 2022, driven by volume increases described above. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $2 million for the three months ended March 31, 2022, as described below.

Cost of product sales as a percentage of product sales increased from 84.5% for the three months ended March 31, 2021, to 85.2% for the three months ended March 31, 2022. The increase was primarily due to lower risk retirement on the Virginia class (SSN 774) submarine program and Bougainville (LHA 8), as well as a contract incentive on USS Jack H. Lucas (DDG 125) in the first quarter of 2021, partially offset by higher risk retirement on USS Gerald R. Ford (CVN 78) and Fort Lauderdale (LPD 28) following its delivery, as well as a favorable change in the Operating FAS/CAS Adjustment.

Cost of Service Revenues

Cost of service revenues for the three months ended March 31, 2022, increased $277 million, or 57%, compared with the same period in 2021. Ingalls cost of service revenues increased $7 million for the three months ended March 31, 2022, primarily as a result of higher volumes described above. Newport News cost of service revenues decreased $35 million for the three months ended March 31, 2022, primarily as a result of lower volumes described above. Mission Technologies cost of service revenues increased $306 million for the three months ended March 31, 2022, primarily as a result of higher volumes described above. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $1 million for the three months ended March 31, 2022, as described below.

Cost of service revenues as a percentage of service revenues increased from 86.5% for the three months ended March 31, 2021, to 89.1% for the three months ended March 31, 2022, primarily driven by lower performance in DFS services and higher amortization of purchased intangible assets, partially offset by year-to-year variances in contract mix and a favorable change in the Operating FAS/CAS Adjustment.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three months ended March 31, 2022, was flat compared to 2021.

Other Income and Gains (Losses), Net

Other income and gains (losses), net was a net loss of $1 million and a net gain of $3 million for the three months ended March 31, 2022 and 2021, respectively. The unfavorable change of $4 million was primarily due to the gain on sale of our oil and gas business in the first quarter of 2021.

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

General and administrative expenses for the three months ended March 31, 2022, increased $11 million from the same period in 2021, primarily due to higher overhead costs as a result of the acquisition of Alion in the third quarter of 2021 and current state income tax expense, partially offset by favorable changes in non-current state income taxes.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended March 31
			2022 over 2021
($ in millions)	2022	2021	Dollars	Percent
Operating income	$138	$147	$(9)	(6)%
Operating FAS/CAS Adjustment	37	40	(3)	(8)%
Non-current state income taxes	1	4	(3)	(75)%
Segment operating income	$176	$191	$(15)	(8)%

Segment Operating Income

Segment operating income for the three months ended March 31, 2022, was $176 million, compared with segment operating income of $191 million for the same period in 2021. The decrease was primarily due to lower risk retirement on the Virginia class (SSN 774) submarine program and Bougainville (LHA 8), receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in the first quarter of 2021, and higher amortization of purchased intangible assets, partially offset by higher risk retirement on Fort Lauderdale (LPD 28) following its delivery and USS Gerald R. Ford (CVN 78), as well as higher performance in DFS services and unmanned systems.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended March 31
			2022 over 2021
($ in millions)	2022	2021	Dollars	Percent
FAS benefit (expense)	$24	$(7)	$31	443%
CAS cost	10	13	(3)	(23)%
FAS/CAS Adjustment	34	6	28	467%
Non-operating retirement benefit	(71)	(46)	(25)	(54)%
Operating FAS/CAS Adjustment	$(37)	$(40)	$3	8%

The Operating FAS/CAS Adjustment was a net expense of $37 million and $40 million for the three months ended March 31, 2022 and 2021, respectively. The favorable change in the Operating FAS/CAS Adjustment of $3 million was driven by higher interest rates.

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

Non-current state income tax expense for the three months ended March 31, 2022, was $1 million, compared to non-current state income tax expense of $4 million for the same period in 2021. The favorable change in non-current state income taxes was driven by a decrease in deferred state income tax expense, primarily attributable to an increase in expenses that are not currently deductible for income tax purposes.

Interest Expense

Interest expense for the three months ended March 31, 2022, increased $5 million, compared with the same period in 2021, primarily due to borrowing under the Term Loan and the issuance of senior notes in August 2021.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three months ended March 31, 2022, the favorable change in the non-operating retirement benefit of $25 million was primarily driven by higher 2021 returns on plan assets.

Other, Net

Other, net expense increased $8 million for the three months ended March 31, 2022, compared with the same period in 2021, primarily driven by losses on investments in marketable securities.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended March 31, 2022 and 2021, were 20.5% and 14.5%, respectively. The higher effective tax rate for the three months ended March 31, 2022, was primarily attributable to a tax loss associated with the sale of the Company’s oil and gas business recorded in 2021.

For the three months ended March 31, 2022, our effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%. For the three months ended March 31, 2021, our effective tax rate differed from the federal statutory rate primarily as a result of the loss associated with the sale of our oil and gas business. See Note 11: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended March 31
			2022 over 2021
($ in millions)	2022	2021	Dollars	Percent
Sales and Service Revenues
Ingalls	$631	$649	$(18)	(3)%
Newport News	1,390	1,407	(17)	(1)%
Mission Technologies	590	259	331	128%
Intersegment eliminations	(35)	(37)	2	5%
Sales and service revenues	$2,576	$2,278	$298	13%
Operating Income
Ingalls	$86	$91	$(5)	(5)%
Newport News	81	93	(12)	(13)%
Mission Technologies	9	7	2	29%
Segment operating income	176	191	(15)	(8)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(37)	(40)	3	8%
Non-current state income taxes	(1)	(4)	3	75%
Operating income	$138	$147	$(9)	(6)%

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

Cumulative Adjustments

For the three months ended March 31, 2022 and 2021, favorable and unfavorable cumulative catch-up margin adjustments were as follows:

	Three Months Ended March 31

($ in millions)	2022	2021
Gross favorable adjustments	$107	$86
Gross unfavorable adjustments	(62)	(36)
Net adjustments	$45	$50

For the three months ended March 31, 2022, favorable cumulative catch-up margin adjustments were related to risk retirement on Fort Lauderdale (LPD 28) following its delivery and other individually insignificant adjustments. During the same period, none of the unfavorable cumulative catch-up margin adjustments were individually significant.

For the three months ended March 31, 2021, favorable cumulative catch-up margin adjustments were related to risk retirement on Bougainville (LHA 8) and Block IV of the Virginia class (SSN 774) submarine program. During the same period, none of the unfavorable cumulative catch-up margin adjustments were individually significant.

Ingalls

	Three Months Ended March 31
			2022 over 2021
($ in millions)	2022	2021	Dollars	Percent
Sales and service revenues	$631	$649	$(18)	(3)%
Segment operating income	86	91	(5)	(5)%
As a percentage of segment sales	13.6%	14.0%

Sales and Service Revenues

Ingalls revenues for the three months ended March 31, 2022, decreased $18 million, or 3%, from the same period in 2021, primarily driven by lower revenues in surface combatants, partially offset by higher revenues in amphibious assault ships. Revenues on surface combatants decreased due to lower volumes on Jeremiah Denton (DDG 129), George M. Neal (DDG 131), and Frank E. Petersen Jr. (DDG 121), partially offset by higher volumes on Sam Nunn (DDG 133). Revenues on amphibious assault ships increased due to higher volumes on LHA 9 (unnamed) and L-Class planning yard services contract, partially offset by lower volumes on Bougainville (LHA 8).

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2022, was $86 million, compared with segment operating income of $91 million for the same period in 2021. The decrease was primarily driven by lower risk retirement on Bougainville (LHA 8) and receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in the first quarter of 2021, partially offset by higher risk retirement on Fort Lauderdale (LPD 28) following its delivery.

Newport News

	Three Months Ended March 31
			2022 over 2021
($ in millions)	2022	2021	Dollars	Percent
Sales and service revenues	$1,390	$1,407	$(17)	(1)%
Segment operating income	81	93	(12)	(13)%
As a percentage of segment sales	5.8%	6.6%

Sales and Service Revenues

Newport News revenues for the three months ended March 31, 2022, decreased $17 million, or 1%, from the same period in 2021, primarily driven by lower revenues in aircraft carriers and naval nuclear support services, partially offset by higher revenues in submarines. Aircraft carrier revenues decreased primarily as a result of lower volumes on the RCOH of USS George Washington (CVN 73), the construction of John F. Kennedy (CVN 79), and USS Gerald R. Ford (CVN 78), partially offset by higher volumes on the RCOH of USS John C. Stennis (CVN 74). Naval nuclear support services revenues decreased primarily as a result of lower volumes in submarine fleet support services and facility maintenance services, partially offset by higher volumes in carrier fleet support services. Submarine revenues increased due to higher volumes on the Columbia class (SSBN 826) program and Block V boats of the Virginia class (SSN 774) submarine program, partially offset by lower volumes on Block IV boats of the Virginia class (SSN 774) submarine program.

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2022, was $81 million, compared with segment operating income of $93 million for the same period in 2021. The decrease was primarily due to lower risk retirement on the Virginia class (SSN 774) submarine program, partially offset by higher risk retirement on USS Gerald R. Ford (CVN 78).

Mission Technologies

	Three Months Ended March 31
			2022 over 2021
($ in millions)	2022	2021	Dollars	Percent
Sales and service revenues	$590	$259	$331	128%
Segment operating income	9	7	2	29%
As a percentage of segment sales	1.5%	2.7%

Sales and Service Revenues

Mission Technologies revenues for the three months ended March 31, 2022, increased $331 million, or 128%, from the same period in 2021, primarily due to higher volumes in DFS attributable to the acquisition of Alion in the third quarter of 2021, partially offset by the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture in the first quarter of 2021, as well as lower volumes in Fleet Sustainment.

Segment Operating Income

Mission Technologies segment operating income for the three months ended March 31, 2022, was $9 million, compared with segment operating income of $7 million for the same period in 2021. The increase was primarily driven by higher performance in DFS and unmanned systems, partially offset by higher amortization of purchased intangible assets.

BACKLOG

Total backlog as of March 31, 2022, and December 31, 2021, was approximately $47.9 billion and $48.5 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2022, and December 31, 2021:

	March 31, 2022			December 31, 2021
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,515	$815	$11,330	$10,216	$792	$11,008
Newport News	12,954	18,859	31,813	11,121	21,198	32,319
Mission Technologies	1,369	3,415	4,784	1,334	3,789	5,123
Total backlog	$24,838	$23,089	$47,927	$22,671	$25,779	$48,450

Approximately 19% of the $48.5 billion total backlog as of December 31, 2021, is expected to be converted into sales in 2022. U.S. Government orders comprised substantially all of the backlog as of March 31, 2022, and December 31, 2021.

Awards

The value of new contract awards during the three months ended March 31, 2022, was approximately $2 billion, comprised primarily of an award for the construction of DDG 139 (unnamed).

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

The following table summarizes key components of cash flow provided by operating activities:

	Three Months Ended March 31		2022 over 2021

($ in millions)	2022	2021	Dollars
Net earnings	$140	$148	$(8)
Depreciation and amortization	89	67	22
Provision for doubtful accounts	(7)	—	(7)
Stock-based compensation	9	9	—
Deferred income taxes	2	31	(29)
Gain on disposition of business	—	(3)	3
Loss (gain) on investments in marketable securities	9	(4)	13
Retiree benefit funding in excess of expense	(34)	(65)	31
Trade working capital increase	(291)	(140)	(151)
Net cash (used in) provided by operating activities	$(83)	$43	$(126)
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the three months ended March 31, 2022 and 2021, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2022, was $83 million, compared with $43 million provided by operating activities for the same period in 2021. The unfavorable change in operating cash flow was primarily due to changes in trade working capital and income tax refunds in the first quarter of 2021, partially offset by lower contributions to retiree benefit plans. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the 12 months beginning April 1, 2022 and beyond such 12-month period based on our current business plan.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022, was $43 million, compared with $46 million used in investing activities for the same period in 2021. The change in investing cash was driven by the disposition of our oil and gas business in the first quarter of 2021 and lower capital expenditures in 2022, partially offset by contribution of our San Diego Shipyard to a joint venture in the first quarter of 2021. For 2022, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 1.5% to 2.0% of annual revenues.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2022, was $171 million, compared with $102 million used in financing activities for the same period in 2021. The change in financing cash was primarily due to an increase in the repayment of long-term debt of $100 million, an increase of $7 million in employee taxes on certain share-based payment arrangements, and a $1 million increase in cash dividend payments, partially offset by a decrease of $39 million in common stock repurchases.

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

The following table reconciles net cash (used in) provided by operating activities to free cash flow:

	Three Months Ended March 31		2022 over 2021

($ in millions)	2022	2021	Dollars
Net cash (used in) provided by operating activities	$(83)	$43	$(126)
Less capital expenditures:
Capital expenditure additions	(43)	(60)	17
Grant proceeds for capital expenditures	—	1	(1)
Free cash flow	$(126)	$(16)	$(110)

Free cash flow for the three months ended March 31, 2022, decreased $110 million from the same period in 2021, primarily due to changes in trade working capital and income tax refunds in the first quarter of 2021, partially offset by lower contributions to retiree benefit plans and lower capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2022 and 2021, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2022, $15 million in letters of credit were issued but undrawn and $276 million of surety bonds were outstanding. As of March 31, 2022, we had no other significant off-balance sheet arrangements.

ACCOUNTING STANDARDS UPDATES

See Note 3: Accounting Standards Updates in Part I, Item 1 for information related to accounting standards updates.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission ("SEC"), as well as other statements we may make from time to time, other than statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance, or achievements. There are a number of important factors that could cause our actual results to differ materially from the results anticipated by our forward-looking statements, which include, but are not limited to:

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
•Disruptions impacting global supply, including those attributable to the ongoing COVID-19 pandemic and those resulting from the ongoing conflict between Russia and Ukraine;
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

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered USS Paul Ignatius (DDG 117), USS Delbert D. Black (DDG 119), and Frank E. Petersen Jr. (DDG121) in 2019, 2020, and 2021, respectively. We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Lenah H. Sutcliffe Higbee (DDG 123), Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), John F. Lehman (DDG 137), and DDG 139 (unnamed).

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

Defense and federal solutions ("DFS")	Develops integrated solutions that enable today's connected, all–domain force. Capabilities include: C5ISR systems and operations; the application of artificial intelligence ("AI") and machine learning to battlefield decisions; defensive and offensive cyberspace strategies and electronic warfare ("EW"); and live, virtual, and constructive ("LVC") solutions.

Fleet sustainment	Maintains and modernizes a significant majority of the U.S. Navy fleet, from small watercraft to submarines, combatants, and aircraft carriers, our systems and maintenance experts help the Navy maintain a high state of readiness. Ensures effective system operation and sustainment by actively supporting design and decision–making processes through studies, analyses, and reviews of program documents, and provides a wide range of logistics products.

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

Nuclear and environmental services
Supports the national security mission of the Department of Energy ("DoE") through the management and operation of its sites, as well as the safe cleanup of legacy waste across the country. We meet our clients' toughest nuclear and environmental challenges and are positioned to serve the growing commercial nuclear power plant decommissioning market. We participate in several joint ventures, including Newport News Nuclear BWXT Los Alamos, LLC (" N3B"), Mission Support and Test Services, LLC ("MSTS"), and Savannah River Nuclear Solutions, LLC ("SRNS"), and we are an integrated subcontractor to Triad National Security. N3B was awarded the Los Alamos Legacy Cleanup Contract at the DoE/National Nuclear Security Administration’s Los Alamos National Laboratory. MSTS was awarded a contract for site management and operations at the Nevada National Security Site. SRNS provides site management and operations at the DoE’s Savannah River Site near Aiken, South Carolina. Triad provides site management and operations at the DoE’s Los Alamos National Laboratory.

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2022, we delivered Fort Lauderdale (LPD 28). We are currently constructing Richard M. McCool Jr. (LPD 29) and Harrisburg (LPD 30). In 2020, we were awarded a contract to construct Pittsburgh (LPD 31).

Unmanned systems
Creates advanced unmanned maritime solutions for defense, marine research, and commercial applications. Serving customers in more than 30 countries, unmanned systems provides design, autonomy, manufacturing, testing, operations, and sustainment of unmanned systems, including unmanned underwater vehicles and unmanned surface vessels.

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $650 million Term Loan, a $1.5 billion Revolving Credit Facility, and a $1 billion commercial paper program. As of March 31, 2022, we had $525 million outstanding on the Term Loan and no indebtedness outstanding under our Revolving Credit Facility or our commercial paper program. Based on the amounts outstanding under our Term Loan as of March 31, 2022, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $5 million on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On August 19, 2021, the Company completed the acquisition of Alion. The Company is in the process of implementing its internal control structure over Alion operations, and the process must be completed within one year of the acquisition.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2021 Form 10–K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2,3]
January 1, 2022 to January 31, 2022	15,896	$193.46	15,683	$1,037.9
February 1, 2022 to February 28, 2022	15,956	185.73	15,956	1,035.0
March 1, 2022 to March 31, 2022	86,271	204.17	18,910	1,031.1
Total	118,123	$200.23	50,549	$1,031.1
1We purchased an aggregate of 50,549 shares of our common stock in the open market pursuant to our repurchase program and 67,574 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted performance stock rights during the period.
2 From the stock repurchase program's inception through March 31, 2022, we have purchased 13,445,849 shares at an average price of $161.31 per share for a total of $2.2 billion.
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

Date:	May 5, 2022	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)