Form 10-Q
period 2022-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2022-08-04
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of July 29, 2022, 39,947,745 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2022	2021	2022	2021
Sales and service revenues
Product sales	$1,829	$1,763	$3,553	$3,484
Service revenues	833	468	1,685	1,025
Sales and service revenues	2,662	2,231	5,238	4,509
Cost of sales and service revenues
Cost of product sales	1,526	1,495	2,994	2,949
Cost of service revenues	746	414	1,505	896
Income from operating investments, net	27	12	34	20
Other income and gains (losses), net	1	(2)	—	1
General and administrative expenses	227	204	444	410
Operating income	191	128	329	275
Other income (expense)
Interest expense	(26)	(18)	(52)	(39)
Non-operating retirement benefit	67	44	138	90
Other, net	(10)	7	(17)	8
Earnings before income taxes	222	161	398	334
Federal and foreign income tax expense	44	32	80	57
Net earnings	$178	$129	$318	$277

Basic earnings per share	$4.44	$3.20	$7.93	$6.87
Weighted-average common shares outstanding	40.1	40.3	40.1	40.3

Diluted earnings per share	$4.44	$3.20	$7.93	$6.87
Weighted-average diluted shares outstanding	40.1	40.3	40.1	40.3

Dividends declared per share	$1.18	$1.14	$2.36	$2.28

Net earnings from above	$178	$129	$318	$277
Other comprehensive income (loss)
Change in unamortized benefit plan costs	13	30	(73)	59
Other	(1)	—	(1)	2
Tax benefit (expense) for items of other comprehensive income	(3)	(8)	19	(15)
Other comprehensive income (loss), net of tax	9	22	(55)	46
Comprehensive income	$187	$151	$263	$323
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$375	$627
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2022 and $9 million as of 2021	681	433
Contract assets	1,366	1,310
Inventoried costs	196	161
Income taxes receivable	128	209
Prepaid expenses and other current assets	74	50
Total current assets	2,820	2,790
Property, plant, and equipment, net of accumulated depreciation of $2,234 million as of 2022 and $2,149 million as of 2021	3,102	3,107
Operating lease assets	226	241
Goodwill	2,634	2,628
Other intangible assets, net of accumulated amortization of $811 million as of 2022 and $741 million as of 2021	1,089	1,159
Pension plan assets	314	281
Miscellaneous other assets	401	421
Total assets	$10,586	$10,627
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$528	$603
Accrued employees’ compensation	339	361
Current portion of postretirement plan liabilities	137	137
Current portion of workers’ compensation liabilities	255	252
Contract liabilities	757	651
Other current liabilities	431	423
Total current liabilities	2,447	2,427
Long-term debt	3,102	3,298
Pension plan liabilities	396	351
Other postretirement plan liabilities	363	368
Workers’ compensation liabilities	496	506
Long-term operating lease liabilities	181	194
Deferred tax liabilities	293	313
Other long-term liabilities	356	362
Total liabilities	7,634	7,819
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.5 million shares issued and 40.0 million shares outstanding as of June 30, 2022, and 53.4 million shares issued and 40.0 million shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	2,002	1,998
Retained earnings	4,113	3,891
Treasury stock	(2,186)	(2,159)
Accumulated other comprehensive loss	(978)	(923)
Total stockholders’ equity	2,952	2,808
Total liabilities and stockholders’ equity	$10,586	$10,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2022	2021
Operating Activities
Net earnings	$318	$277
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	104	102
Amortization of purchased intangibles	70	26
Amortization of debt issuance costs	4	3
Provision for doubtful accounts	(7)	—
Stock-based compensation	16	12
Deferred income taxes	(1)	31
Loss (gain) on investments in marketable securities	26	(12)
Change in
Accounts receivable	(241)	(45)
Contract assets	(56)	(127)
Inventoried costs	(35)	(3)
Prepaid expenses and other assets	47	(29)
Accounts payable and accruals	8	(32)
Retiree benefits	(65)	(70)
Other non-cash transactions, net	(4)	6
Net cash provided by operating activities	184	139
Investing Activities
Capital expenditures
Capital expenditure additions	(102)	(134)
Grant proceeds for capital expenditures	—	2
Investment in affiliates	(5)	(22)
Proceeds from disposition of business	—	20
Other investing activities, net	6	—
Net cash used in investing activities	(101)	(134)
Financing Activities
Repayment of long-term debt	(200)	—
Dividends paid	(94)	(92)
Repurchases of common stock	(27)	(70)
Employee taxes on certain share-based payment arrangements	(14)	(7)
Net cash used in financing activities	(335)	(169)
Change in cash and cash equivalents	(252)	(164)
Cash and cash equivalents, beginning of period	627	512
Cash and cash equivalents, end of period	$375	$348
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$15	$21
Cash paid for interest	$49	$37
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$6	$5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2022 and 2021 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of March 31, 2021	$1	$1,974	$3,635	$(2,108)	$(1,523)	$1,979
Net earnings	—	—	129	—	—	129
Dividends declared ($1.14 per share)	—	—	(46)	—	—	(46)
Stock-based compensation	—	3	—	—	—	3
Other comprehensive income, net of tax	—	—	—	—	22	22
Treasury stock activity	—	—	—	(20)	—	(20)
Balance as of June 30, 2021	$1	$1,977	$3,718	$(2,128)	$(1,501)	$2,067

Balance as of March 31, 2022	$1	$1,995	$3,982	$(2,169)	$(987)	$2,822
Net earnings	—	—	178	—	—	178
Dividends declared ($1.18 per share)	—	—	(47)	—	—	(47)
Stock-based compensation	—	7	—	—	—	7
Other comprehensive loss, net of tax	—	—	—	—	9	9
Treasury stock activity	—	—	—	(17)	—	(17)
Balance as of June 30, 2022	$1	$2,002	$4,113	$(2,186)	$(978)	$2,952

Six Months Ended June 30, 2022 and 2021 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2020	$1	$1,972	$3,533	$(2,058)	$(1,547)	$1,901
Net earnings	—	—	277	—	—	277
Dividends declared ($2.28 per share)	—	—	(92)	—	—	(92)
Stock-based compensation	—	5	—	—	—	5
Other comprehensive income, net of tax	—	—	—	—	46	46
Treasury stock activity	—	—	—	(70)	—	(70)
Balance as of June 30, 2021	$1	$1,977	$3,718	$(2,128)	$(1,501)	$2,067

Balance as of December 31, 2021	$1	$1,998	$3,891	$(2,159)	$(923)	$2,808
Net earnings	—	—	318	—	—	318
Dividends declared ($2.36 per share)	—	—	(94)	—	—	(94)
Stock-based compensation	—	4	(2)	—	—	2
Other comprehensive loss, net of tax	—	—	—	—	(55)	(55)
Treasury stock activity	—	—	—	(27)	—	(27)
Balance as of June 30, 2022	$1	$2,002	$4,113	$(2,186)	$(978)	$2,952
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is an all-domain defense and technologies partner, recognized worldwide as America’s largest shipbuilder. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Mission Technologies (formerly named Technical Solutions). For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. The Mission Technologies segment delivers high-value engineering and technology solutions to enable multi-domain distributed operations in the government and commercial services markets.

HII conducts most of its business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Mission Technologies segment provides a wide range of services and products, including C5ISR systems and operations; the application of Artificial Intelligence and machine learning to battlefield decisions; defensive and offensive cyberspace strategies and electronic warfare; unmanned autonomous systems; live, virtual, and constructive solutions; platform modernization; and critical nuclear operations.

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

Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments are recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $201 million and $220 million as of June 30, 2022, and December 31, 2021, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt as of June 30, 2022, and December 31, 2021, were $2,954 million and $3,449 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

Debt Prepayment - As of June 30, 2022, $225 million of the Company's Term Loan due August 19, 2024 has been prepaid, with a remaining balance of $425 million.

3. ACCOUNTING STANDARDS UPDATES

Accounting pronouncements issued but not effective until after December 31, 2022, are not expected to have a material impact on the Company's consolidated financial position, results of operations, and cash flows.

4. ACQUISITIONS

On August 19, 2021, the Company acquired all of the outstanding common stock of Alion Holding Corp., the parent company of Alion Science and Technology Corporation (“Alion”), a technology-driven solutions provider. The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations. The preliminary purchase price was $1.79 billion, including $148 million of cash received in the acquisition. In connection with the acquisition, the Company originally recorded $1,024 million of goodwill, which included the value of Alion's workforce, and $720 million of intangible assets related to customer relationships and existing contract backlog. The goodwill is attributable to operational synergies and growth opportunities and was allocated to the Company's Mission Technologies segment. For the six months ended June 30, 2022, the Company recorded an increase to goodwill of $6 million, resulting from an adjustment to contingent liabilities for potential information reporting penalties. None of the goodwill resulting from this acquisition is expected to be amortizable for tax purposes.

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

	Three Months Ended June 30		Six Months Ended June 30

($ in millions, except per share amounts)	2022	Pro Forma 2021	2022	Pro Forma 2021
Sales and service revenues	$2,662	$2,562	$5,238	$5,155
Net earnings	$178	$121	$318	$265
Basic earnings per share	$4.44	$3.00	$7.93	$6.58
Diluted earnings per share	$4.44	$3.00	$7.93	$6.58

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

The unaudited pro forma results do not reflect events that either have occurred or may occur after the acquisition date, including, but not limited to, the anticipated realization of operating synergies in subsequent periods. These results also do not give effect to certain charges that the Company incurred in connection with the acquisition, including, but not limited to, additional professional fees and employee integration.

5. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2022, the Company repurchased 131,006 shares at an aggregate cost of $27 million. For the six months ended June 30, 2021, the Company repurchased 386,463 shares at an aggregate cost of $70 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $94 million and $92 million for the six months ended June 30, 2022 and 2021, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of June 30, 2022, was comprised of unamortized benefit plan costs of $977 million and other comprehensive loss of $1 million. The accumulated other comprehensive loss as of December 31, 2021, was comprised of unamortized benefit plan costs of $923 million.

The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2022 and 2021, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2021	$(1,524)	$1	$(1,523)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	27	—	27
Tax expense for items of other comprehensive income	(8)	—	(8)
Net current period other comprehensive income	22	—	22
Balance as of June 30, 2021	$(1,502)	$1	$(1,501)

Balance as of March 31, 2022	$(987)	$—	$(987)
Other comprehensive loss before reclassifications	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	5	—	5
Amortization of net actuarial loss[1]	8	—	8
Tax benefit for items of other comprehensive (loss) income	(3)	—	(3)
Net current period other comprehensive loss	10	(1)	9
Balance as of June 30, 2022	$(977)	$(1)	$(978)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2020	$(1,546)	$(1)	$(1,547)
Other comprehensive income before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	6	—	6
Amortization of net actuarial loss[1]	53	—	53
Tax expense for items of other comprehensive income	(15)	—	(15)
Net current period other comprehensive income	44	2	46
Balance as of June 30, 2021	$(1,502)	$1	$(1,501)

Balance as of December 31, 2021	$(923)	$—	$(923)
Other comprehensive income before reclassifications	(97)	(1)	(98)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	8	—	8
Amortization of net actuarial loss[1]	16	—	16
Tax expense for items of other comprehensive income	19	—	19
Net current period other comprehensive income	(54)	(1)	(55)
Balance as of June 30, 2022	$(977)	$(1)	$(978)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 12: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2022 and 2021, was $3 million and $8 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021, was $6 million and $15 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2022	2021	2022	2021
Net earnings	$178	$129	$318	$277

Weighted-average common shares outstanding	40.1	40.3	40.1	40.3
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	40.1	40.3	40.1	40.3

Earnings per share - basic	$4.44	$3.20	$7.93	$6.87
Earnings per share - diluted	$4.44	$3.20	$7.93	$6.87

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the three and six months ended June 30, 2022 and 2021.

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

The following tables present revenues on a disaggregated basis:

	Three Months Ended June 30, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$611	$1,190	$28	$—	$1,829
Service revenues	45	242	546	—	833
Intersegment	2	1	26	(29)	—
Sales and service revenues	$658	$1,433	$600	$(29)	$2,662
Customer Type
Federal	$656	$1,432	$564	$—	$2,652
Commercial	—	—	10	—	10
Intersegment	2	1	26	(29)	—
Sales and service revenues	$658	$1,433	$600	$(29)	$2,662
Contract Type
Firm fixed-price	$4	$3	$69	$—	$76
Fixed-price incentive	609	754	—	—	1,363
Cost-type	43	675	437	—	1,155
Time and materials	—	—	68	—	68
Intersegment	2	1	26	(29)	—
Sales and service revenues	$658	$1,433	$600	$(29)	$2,662

	Three Months Ended June 30, 2021
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$624	$1,111	$28	$—	$1,763
Service revenues	41	248	179	—	468
Intersegment	5	4	30	(39)	—
Sales and service revenues	$670	$1,363	$237	$(39)	$2,231
Customer Type
Federal	$665	$1,359	$200	$—	$2,224
Commercial	—	—	7	—	7
Intersegment	5	4	30	(39)	—
Sales and service revenues	$670	$1,363	$237	$(39)	$2,231
Contract Type
Firm fixed-price	$13	$7	$41	$—	$61
Fixed-price incentive	610	713	—	—	1,323
Cost-type	42	639	111	—	792
Time and materials	—	—	55	—	55
Intersegment	5	4	30	(39)	—
Sales and service revenues	$670	$1,363	$237	$(39)	$2,231

	Six Months Ended June 30, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,189	$2,311	$53	$—	$3,553
Service revenues	95	509	1,081	—	1,685
Intersegment	5	3	56	(64)	—
Sales and service revenues	$1,289	$2,823	$1,190	$(64)	$5,238
Customer Type
Federal	$1,284	$2,820	$1,111	$—	$5,215
Commercial	—		23	—	23
Intersegment	5	3	56	(64)	—
Sales and service revenues	$1,289	$2,823	$1,190	$(64)	$5,238
Contract Type
Firm fixed-price	$6	$11	$133	$—	$150
Fixed-price incentive	1,185	1,457	—	—	2,642
Cost-type	93	1,352	862	—	2,307
Time and materials	—	—	139	—	139
Intersegment	5	3	56	(64)	—
Sales and service revenues	$1,289	$2,823	$1,190	$(64)	$5,238

	Six Months Ended June 30, 2021
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,228	$2,212	$44	$—	$3,484
Service revenues	83	552	390	—	1,025
Intersegment	8	6	62	(76)	—
Sales and service revenues	$1,319	$2,770	$496	$(76)	$4,509
Customer Type
Federal	$1,311	$2,764	$406	$—	$4,481
Commercial	—	—	28	—	28
Intersegment	8	6	62	(76)	—
Sales and service revenues	$1,319	$2,770	$496	$(76)	$4,509
Contract Type
Firm fixed-price	$24	$15	$80	$—	$119
Fixed-price incentive	1,205	1,435	3	—	2,643
Cost-type	82	1,314	231	—	1,627
Time and materials	—	—	120	—	120
Intersegment	8	6	62	(76)	—
Sales and service revenues	$1,319	$2,770	$496	$(76)	$4,509

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Major Programs
Amphibious assault ships	$372	$349	$735	$706
Surface combatants and coast guard cutters	284	325	549	612
Other	2	(4)	5	1
Total Ingalls	658	670	1,289	1,319
Aircraft carriers	814	728	1,556	1,486
Submarines	470	472	940	929
Other	149	163	327	355
Total Newport News	1,433	1,363	2,823	2,770
Government and energy services	600	237	1,190	482
Oil and gas services	—	—	—	14
Total Mission Technologies	600	237	1,190	496
Intersegment eliminations	(29)	(39)	(64)	(76)
Sales and service revenues	$2,662	$2,231	$5,238	$4,509

As of June 30, 2022, the Company had $47.2 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2023, an additional 30% through 2025, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended June 30, 2022, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $68 million and $1.34, respectively. For the three months ended June 30, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $35 million and $0.68, respectively. For the six months ended June 30, 2022, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $113 million and $2.22, respectively. For the six months ended June 30, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $85 million and $1.66, respectively.

Cumulative catch-up adjustments for the three months ended June 30, 2022, included a favorable adjustment of $20 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.40. Cumulative catch-up adjustments for the three months ended June 30, 2021, included a favorable adjustment of $14 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.28.
For the six months ended June 30, 2022 and 2021, no individual favorable adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

For the three and six months ended June 30, 2022, no individual unfavorable adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2021, no individual unfavorable adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets decreased $50 million from December 31, 2021, to June 30, 2022, primarily resulting from advance billings on certain U.S. Navy contracts. For the three and six months ended June 30, 2022, the Company recognized revenue of $152 million and $531 million, respectively, related to its contract liabilities as of December 31, 2021. For the three and six months ended June 30, 2021, the Company recognized revenue of $56 million and $453 million, respectively, related to its contract liabilities as of December 31, 2020.

8. SEGMENT INFORMATION

The following table presents segment results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
Sales and Service Revenues
Ingalls	$658	$670	$1,289	$1,319
Newport News	1,433	1,363	2,823	2,770
Mission Technologies	600	237	1,190	496
Intersegment eliminations	(29)	(39)	(64)	(76)
Sales and service revenues	$2,662	$2,231	$5,238	$4,509
Operating Income
Ingalls	$106	$80	$192	$171
Newport News	94	76	175	169
Mission Technologies	25	13	34	20
Segment operating income	225	169	401	360
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(35)	(37)	(72)	(77)
Non-current state income taxes	1	(4)	—	(8)
Operating income	$191	$128	$329	$275

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	June 30, 2022	December 31, 2021
Assets
Ingalls	$1,701	$1,659
Newport News	4,418	4,179
Mission Technologies	3,430	3,553
Corporate	1,037	1,236
Total assets	$10,586	$10,627

9. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended June 30, 2022 and 2021, were 19.8% and 19.9%, respectively. For the six months ended June 30, 2022 and 2021, the Company's effective income tax rates on earnings from operations were 20.1% and 17.1%, respectively. The effective tax rate for the three months ended June 30, 2022, was generally flat compared to the prior year. The higher effective tax rate for the six months ended June 30, 2022, was primarily attributable to a tax loss associated with the sale of the Company’s oil and gas business recorded in 2021.

For the three months ended June 30, 2022, the Company’s effective tax rate differed from the federal statutory corporate income tax rate primarily as a result of research and development tax credits. For the six months ended June 30, 2022, the Company’s effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%. For the three months ended June 30, 2021, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of research and development tax credits. For the six months ended June 30, 2021, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of a tax loss associated with the sale of its oil and gas business.

The Company's unrecognized tax benefits increased by $3 million and $5 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $86 million. Assuming a sustainment of these tax positions, a reversal of $65 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2022, interest resulting from the unrecognized tax benefits noted above increased income tax expense by less than $1 million.
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

10. INVESTIGATIONS, CLAIMS, AND LITIGATION

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

Insurance Claims - In September 2020, the Company filed a complaint against 32 reinsurers in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. The Company also initiated arbitration proceedings against six other reinsurers seeking similar relief. In July 2021, the Vermont court granted the reinsurers’ motion for judgment on the pleadings, and the Company has appealed the decision to the Vermont Supreme Court. Although the Company still believes its position is well-founded, no assurances can be provided regarding the ultimate resolution of this matter.
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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the six months ended June 30, 2022 and 2021, were immaterial individually and in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, and cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the "Republic") since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. Following an arbitration proceeding between the parties, in February 2018, the arbitral tribunal awarded the Company approximately $151 million on its claims and awarded the Republic approximately $22 million on its counterclaims. The Company is seeking to enforce and execute upon the award in multiple jurisdictions. No assurances can be provided regarding the ultimate resolution of this matter.
The Company is party to various other claims, legal proceedings, and investigations that arise in the ordinary course of business, including U.S. Government investigations that could result in administrative, civil, or criminal proceedings involving the Company. The Company is a contractor with the U.S. Government, and such proceedings can therefore include False Claims Act allegations against the Company. Although the Company believes that the resolution of these other claims, legal proceedings, and investigations will not have a material effect on its consolidated financial position, results of operations, and cash flows, the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

11. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of June 30, 2022, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in the aggregate.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of June 30, 2022, the probable estimable future cost for environmental remediation was immaterial. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, and cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2022, the Company had $15 million in issued but undrawn letters of credit and $276 million of surety bonds outstanding.

U.S. Government Claims - From time to time, the U.S. Government communicates to the Company potential claims, disallowed costs, and penalties concerning prior costs incurred by the Company with which the U.S. Government disagrees. When such preliminary findings are presented, the Company and U.S. Government representatives engage in discussions, from which the Company evaluates the merits of the claims and assesses the amounts being questioned. Although the Company believes that the resolution of any of these matters will not have a material effect on its consolidated financial position, results of operations, and cash flows, it cannot predict the ultimate outcome of these matters.

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. Consistent with the 1985 settlement agreement, the Company has not recovered cumulative billable costs resulting from the different treatment of workers' compensation costs between CAS and U.S. GAAP Financial Accounting Standards ("FAS"). Under the 1985 settlement agreement, these costs would be recovered in future periods. In December 2020, a U.S. Navy Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. In July 2022, the Contracting Officer reiterated its direction that the Company submit a cost accounting practice change from the 1985 settlement agreement for Government review and concurrence. Although the Company believes the 1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, the Company is seeking to negotiate a resolution of the matter with the Contracting Officer.

In January 2022, a U.S. Navy Contracting Officer issued a written determination that the Ingalls Shipbuilding Material Management and Accounting System (“MMAS”) had three significant deficiencies (as defined in the Defense Federal Acquisition Regulation Supplement provision relating to MMASs), resulting in a 5% withhold of payments on certain invoices issued under one contract. Ingalls subsequently submitted a corrective action plan, which was approved in February 2022, and the withhold was reduced to 2%. On May 27, 2022, the Contracting Officer determined that Ingalls had corrected the significant deficiencies, and the Contracting Officer terminated the remaining 2% withhold and approved the MMAS system.

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

12. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, other postretirement benefit plans, and defined contribution pension plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$45	$49	$3	$2	$90	$99	$5	$5
Interest cost	65	60	3	4	129	120	7	7
Expected return on plan assets	(148)	(138)	—	—	(298)	(276)	—	—
Amortization of prior service cost (credit)	6	4	(1)	(1)	10	8	(2)	(2)
Amortization of net actuarial loss (gain)	9	27	(1)	—	18	54	(2)	(1)
Net periodic benefit (income) cost	$(23)	$2	$4	$5	$(51)	$5	$8	$9

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30
($ in millions)	2022	2021
Pension plans
Discretionary
Qualified	$—	$60
Non-qualified	5	4
Other benefit plans	16	20
Total contributions	$21	$84

As of June 30, 2022, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2022.

In March 2022, the Company concluded negotiations on one of its collective bargaining agreements, which required an amendment to one of the Company's pension plans. As a result of the amendment, the remeasurement of the plan increased the pension liability and pre-tax accumulated other comprehensive loss by approximately $97 million.

13. STOCK COMPENSATION PLANS

During the six months ended June 30, 2022 and 2021, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2022, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $204.10. These rights are subject to cliff vesting on December 31, 2024. For the six months ended June 30, 2021, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $179.21. These rights are subject to cliff vesting on December 31, 2023. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the six months ended June 30, 2022 and 2021, awards of approximately 0.2 million and 0.1 million shares of stock vested, respectively, of which less than 0.1 million each period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2022:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	511	$189.61	1.4

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors of $7 million and $3 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors of $16 million and $12 million for the six months ended June 30, 2022 and 2021, respectively.
The Company recorded tax benefits related to stock awards of $1 million and less than $1 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded tax benefits related to stock awards of $2 million for each of the six months ended June 30, 2022 and 2021. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of less than $1 million for each of the three months ended June 30, 2022 and 2021. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $4 million and $2 million for the six months ended June 30, 2022 and 2021, respectively.

Unrecognized Compensation Expense

As of June 30, 2022, the Company had $3 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2022 and 2021, which will be recognized over a weighted average period of 1.2 years, and $44 million of unrecognized compensation expense associated with RPSRs granted in 2022, 2021, and 2020, which will be recognized over a weighted average period of 1.6 years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is an all-domain defense and technologies partner, recognized worldwide as America’s largest shipbuilder. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Mission Technologies (formerly named Technical Solutions) segment provides a range of services and products to government and commercial customers. Headquartered in Newport News, Virginia, HII employs approximately 44,000 people domestically and internationally.
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

Business Environment

We continue to see uncertainty in the economy, our industry, and our company, with challenges for customers and suppliers, labor shortages, supply chain challenges, and increasing inflation, among other impacts.

U.S. Government Contracts - Long-term uncertainty exists with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

Congressional consideration of the fiscal year 2023 President’s Budget Request began following its release in March 2022 and is ongoing. The House Appropriations Committee voted out a defense appropriations measure that broadly supports our shipbuilding and unmanned programs and awaits floor consideration. The Senate Appropriations Committee has yet to conduct markups, and the timing of committee action remains uncertain. The House and Senate Armed Services Committees have each acted on their respective National Defense Authorization bills for fiscal year 2023, both of which broadly support our shipbuilding programs, including increased funding authority for Arleigh Burke class destroyers (DDG-51) and LHA and LPD Flight II amphibious ships. The full House has approved its authorization bill and awaits Senate floor consideration of its version before the two bills can be reconciled to produce a final measure. We cannot predict the outcome of the fiscal year 2023 budget process or whether short-term funding will be required in the event annual appropriations measures are not finalized by the start of the October 1 fiscal year.

Long-term funding for certain programs in which we participate may be reduced, delayed, or canceled. In addition, spending cuts and/or reprioritization of defense investment could adversely affect the viability of our suppliers, subcontractors, and employee base. Our contracts or subcontracts under programs in which we participate may be terminated or adjusted by the U.S. Government or the prime contractor due to lack of government funding or reductions or delays in government funding. Significant reductions in the number of ships procured by the U.S. Navy or significant delays in funding our ship programs would have a material effect on our financial position, results of operations, and cash flows.

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

Political and Economic Environment – The global geopolitical and economic environment continues to be impacted by uncertainty, heightened tensions, and instability. Geopolitical relationships have changed, and are continuing to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability. These global threats persist across all domains, from undersea to space to cyber, and the global market for defense products, services, and solutions is driven by these complex and evolving security challenges. Our current operating environment exists in the broader context of political and socioeconomic priorities and reflects, among other things, the continued impact of and uncertainty surrounding geopolitical tensions, financial market volatility, inflation, and the COVID-19 pandemic.

In February 2022, Russian forces invaded Ukraine. In response, the United States and other countries imposed economic and trade sanctions, export controls, and other restrictions. The conflict and these sanctions have caused disruptions to global economies and global business, including heightened cybersecurity risks, supply chain challenges, increased energy costs, and an exacerbation of existing inflationary pressures. Additionally, and more broadly, economic tensions with China and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could impact the global market for defense products, services, and solutions.

In addition to price surges in energy, food, and aluminum as a result of the Russian invasion of Ukraine, rising inflation has led to higher costs of various commodities and supplier products. Inflation has also increased interest rates, raising the cost of borrowing for the federal government, which could impact other spending priorities. In an era of unanticipated cost increases, the inclusion of mitigation mechanisms, such as Economic Price Adjustment clauses, in our contracts help reduce risks from negative price adjustments. Our bids for longer-term firm fixed-price contracts typically include assumptions for labor and other contract costs that historically have been sufficient to cover cost increases over the period of performance. If, however, recent inflationary conditions continue over the long-term, our cost assumptions may not be sufficient to cover potential contract cost growth or may impact the availability of resources to execute the respective contracts. Management is closely monitoring possible cost impacts with our customers.

COVID-19 Pandemic - The COVID-19 pandemic has dramatically impacted the global economic environment, including labor shortages and supply chain challenges. The COVID-19 crisis initially had a significant impact on the U.S. labor market, and the resulting challenges and uncertainty have exacerbated already existing workforce trends. Talent attraction and retention and the ability to maintain a qualified workforce affects not only industry prime contractors but suppliers as well. Challenges incurred by our suppliers relative to their workforces, access to necessary components, materials, and other supplies at reasonable prices, and access to support services, such as shipping and transportation, may impact the ability of suppliers to provide agreed-upon goods and services in a timely, compliant, and cost-effective manner. We may in the future incur additional costs and performance challenges, including as a result of higher prices, schedule delays, or the need to identify and develop alternative suppliers.

The COVID-19 pandemic has impacted our employees, customers, suppliers, and communities (collectively, “COVID-19 Events”). While costs related to COVID-19 Events are allowable under U.S. Government contracts, our contract estimates reflect profit margin impact uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed-price and fixed-price incentive contracts, or may not be adequately covered by insurance. Reinsurers under our property insurance have failed to acknowledge coverage for various losses related to COVID-19, and we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. We also initiated arbitration proceedings against other reinsurers seeking similar relief. The Vermont court dismissed our complaint in response to a motion of the reinsurers for judgment on the pleadings, and we have appealed the decision. Although we continue to believe that our position is well-founded, no assurance can be provided regarding the ultimate resolution of this matter. See Note 10: Investigations, Claims, and Litigation.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Purchase accounting, goodwill, and intangible assets;

•Litigation, commitments, and contingencies;

•Retirement related benefit plans; and

•Workers' compensation.

As of June 30, 2022, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2021.

We have incorporated realized and estimated future effects of COVID-19 Events, based upon current conditions and our judgment of the future impacts of COVID-19 Events, with respect to contract costs and revenue recognition, effective income tax rates, and the fair values of our long-lived assets, financial instruments, intangible assets, and goodwill recorded at our reporting units.

Contracts

We generate most of our revenues from multi-year contracts with the U.S. Government for design, production, and support activities. Due to the size, duration, and nature of many of our multi-year contracts, the estimation of sales and services revenues and costs through completion is complicated and subject to many variables. Sales and service revenue estimates are based on negotiated contract prices, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with schedule, technical performance, and price adjustment clauses (such as inflation or index-based clauses). These multi-year contracts generally have a transaction price that is based on estimated cost to produce the product or service plus margin. Product and service cost estimates are based on negotiated or estimated contract terms, historical performance trends, and other economic projections. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs, including allowable general and administrative expenses. Factors that influence our cost estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, COVID-19 disruptions, and capital costs.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended June 30				Six Months Ended June 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and service revenues	$2,662	$2,231	$431	19%	$5,238	$4,509	$729	16%
Cost of product sales and service revenues	2,272	1,909	363	19%	4,499	3,845	654	17%
Income from operating investments, net	27	12	15	125%	34	20	14	70%
Other income and gains (losses), net	1	(2)	3	150%	—	1	(1)	(100)%
General and administrative expenses	227	204	23	11%	444	410	34	8%
Operating income	191	128	63	49%	329	275	54	20%
Other income (expense)
Interest expense	(26)	(18)	(8)	(44)%	(52)	(39)	(13)	(33)%
Non-operating retirement benefit	67	44	23	52%	138	90	48	53%
Other, net	(10)	7	(17)	(243)%	(17)	8	(25)	(313)%
Federal and foreign income taxes	44	32	12	38%	80	57	23	40%
Net earnings	$178	$129	$49	38%	$318	$277	$41	15%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Product sales	$1,829	$1,763	$66	4%	$3,553	$3,484	$69	2%
Service revenues	833	468	365	78%	1,685	1,025	660	64%
Sales and service revenues	$2,662	$2,231	$431	19%	$5,238	$4,509	$729	16%

Product sales for the three months ended June 30, 2022, increased $66 million, or 4%, from the same period in 2021. Product sales for the six months ended June 30, 2022, increased $69 million, or 2%, from the same period in 2021. Ingalls product sales decreased $13 million and $39 million for the three and six months ended June 30, 2022, respectively, primarily as a result of lower volumes in surface combatants, partially offset by higher volumes in amphibious assault ships. Newport News product sales increased $79 million for the three months ended June 30, 2022, primarily as a result of higher volumes in aircraft carriers, partially offset by lower volumes in submarines. Newport News product sales increased $99 million for the six months ended June 30, 2022, primarily as a result of higher volumes in aircraft carriers. Mission Technologies product sales were flat for the three months ended June 30, 2022. Mission Technologies product sales increased $9 million for the six months ended June 30, 2022, primarily as a result of higher volumes in defense and federal solutions ("DFS").

Service revenues for the three months ended June 30, 2022, increased $365 million, or 78%, compared with the same period in 2021. Service revenues for the six months ended June 30, 2022, increased $660 million, or 64%, compared with the same period in 2021. Ingalls service revenues increased $4 million and $12 million for the three and six months ended June 30, 2022, respectively, primarily as a result of higher volumes in amphibious assault ship services, partially offset by lower volumes in surface combatant services. Newport News service revenues decreased $6 million for the three months ended June 30, 2022, primarily as a result of lower volumes in naval nuclear support services and aircraft carrier services, partially offset by higher volumes in submarine services. Newport News service revenues decreased $43 million for the six months ended June 30, 2022, primarily as a result of lower volumes in aircraft carrier services and naval nuclear support services. Mission Technologies service revenues increased $367 million and $691 million for the three and six months ended June 30, 2022, respectively, primarily as a result of higher volumes in DFS services.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Cost of product sales	$1,526	$1,495	$31	2%	$2,994	$2,949	$45	2%
% of product sales	83.4%	84.8%			84.3%	84.6%
Cost of service revenues	746	414	332	80%	1,505	896	609	68%
% of service revenues	89.6%	88.5%			89.3%	87.4%
Income from operating investments, net	27	12	15	125%	34	20	14	70%
Other income and gains (losses), net	1	(2)	3	150%	—	1	(1)	(100)%
General and administrative expenses	227	204	23	11%	444	410	34	8%
% of sales and service revenues	8.5%	9.1%			8.5%	9.1%
Cost of sales and service revenues	$2,471	$2,103	$368	17%	$4,909	$4,234	$675	16%

Cost of Product Sales

Cost of product sales for the three months ended June 30, 2022, increased $31 million, or 2%, compared with the same period in 2021. Cost of product sales for the six months ended June 30, 2022, increased $45 million, or 2%, compared with the same period in 2021. Ingalls cost of product sales decreased $28 million and $38 million for the three and six months ended June 30, 2022, respectively, primarily as a result of volume decreases described above, partially offset by higher risk retirement on Harrisburg (LPD 30). Newport News cost of product sales increased $56 million and $76 million for the three and six months ended June 30, 2022, respectively, primarily as a result of volume increases described above. Mission Technologies cost of product sales increased $5 million for the three months ended June 30, 2022, driven by year-to-year variances in contract mix. Mission Technologies cost of product sales increased $11 million for the six months ended June 30, 2022, driven by volume increases described above. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $2 million and $4 million for the three and six months ended June 30, 2022, respectively, as described below.

Cost of product sales as a percentage of product sales decreased from 84.8% for the three months ended June 30, 2021, to 83.4% for the three months ended June 30, 2022. The decrease was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses and higher risk retirement on Harrisburg (LPD 30), as well as a favorable change in the Operating FAS/CAS Adjustment, partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program and receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021. Cost of product sales as a percentage of product sales decreased from 84.6% for the six months ended June 30, 2021, to 84.3% for the six months ended June 30, 2022. The decrease was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses and higher risk retirement on Harrisburg (LPD 30), USS Gerald R. Ford (CVN 78), Fort Lauderdale (LPD 28) following its delivery, and Frank E. Petersen Jr. (DDG 121), as well as a favorable change in the Operating FAS/CAS Adjustment, partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program, receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021, and lower risk retirement on Bougainville (LHA 8).

Cost of Service Revenues

Cost of service revenues for the three months ended June 30, 2022, increased $332 million, or 80%, compared with the same period in 2021. Cost of service revenues for the six months ended June 30, 2022, increased $609 million, or 68%, compared with the same period in 2021. Ingalls cost of service revenues increased $5 million and $12 million for the three and six months ended June 30, 2022, respectively, primarily as a result of higher volumes described above. Newport News cost of service revenues decreased $15 million and $50 million for the three and six months ended June 30, 2022, respectively, primarily as a result of lower volumes described above. Mission Technologies cost of service revenues increased $342 million and $648 million for the three and six months ended June 30, 2022, respectively, primarily as a result of higher volumes described above. Cost of service revenues related to the Operating FAS/CAS Adjustment was flat for the three months ended June 30, 2022 and decreased $1 million for the six months ended June 30, 2022, as described below.

Cost of service revenues as a percentage of service revenues increased from 88.5% for the three months ended June 30, 2021, to 89.6% for the three months ended June 30, 2022, primarily driven by higher amortization of purchased intangible assets and year-to-year variances in contract mix, partially offset by improved performance in DFS services due to the acquisition of Alion in the third quarter of 2021. and a favorable change in the Operating FAS/CAS Adjustment. Cost of service revenues as a percentage of service revenues increased from 87.4% for the six months ended June 30, 2021, to 89.3% for the six months ended June 30, 2022, primarily driven by higher amortization of purchased intangible assets and year-to-year variances in contract mix, partially offset by improved performance in DFS services due to the acquisition of Alion in the third quarter of 2021, as well as a favorable change in the Operating FAS/CAS Adjustment.

Income (Loss) from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three and six months ended June 30, 2022, increased $15 million and $14 million, respectively, from the same periods in 2021, primarily due to higher equity income from our investment in an unconsolidated ship repair and specialty fabrication joint venture, partially offset by lower equity income from our nuclear and environmental joint ventures.

Other Income and Gains (Losses), Net

Other income and gains (losses), net was a net gain of $1 million and a net loss of $2 million for the three months ended June 30, 2022 and 2021, respectively. The favorable change of $3 million was primarily due to a loss recognized in the second quarter of 2021 as a result of the final purchase price adjustment to a gain on the sale of our oil and gas business. Other income and gains (losses), net were flat for the six months ended June 30, 2022, compared to the same period in 2021.

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

General and administrative expenses for the three and six months ended June 30, 2022, increased $23 million and $34 million, respectively, from the same periods in 2021, primarily due to higher overhead costs as a result of the acquisition of Alion in the third quarter of 2021 and current state income tax expense, partially offset by favorable changes in non-current state income taxes.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended June 30				Six Months Ended June 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Operating income	$191	$128	$63	49%	$329	$275	$54	20%
Operating FAS/CAS Adjustment	35	37	(2)	(5)%	72	77	(5)	(6)%
Non-current state income taxes	(1)	4	(5)	(125)%	—	8	(8)	(100)%
Segment operating income	$225	$169	$56	33%	$401	$360	$41	11%

Segment Operating Income

Segment operating income for the three months ended June 30, 2022, was $225 million, compared with segment operating income of $169 million for the same period in 2021. The increase was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses and higher risk retirement on Harrisburg (LPD 30), as well as improved performance in DFS services and higher equity income, partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program and receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021, as well as higher amortization of purchased intangible assets.

Segment operating income for the six months ended June 30, 2022, was $401 million, compared with segment operating income of $360 million for the same period in 2021. The increase was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses and higher risk retirement on Harrisburg (LPD 30), USS Gerald R. Ford (CVN 78), Fort Lauderdale (LPD 28) following its delivery, and Frank E. Petersen Jr. (DDG 121), as well as improved performance in DFS services and higher equity income, partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program, receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021, and lower risk retirement on Bougainville (LHA 8), as well as higher amortization of purchased intangible assets.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
FAS benefit (expense)	$19	$(7)	$26	371%	$43	$(14)	$57	407%
CAS cost	13	14	(1)	(7)%	23	27	(4)	(15)%
FAS/CAS Adjustment	32	7	25	357%	66	13	53	408%
Non-operating retirement benefit	(67)	(44)	(23)	(52)%	(138)	(90)	(48)	(53)%
Operating FAS/CAS Adjustment	$(35)	$(37)	$2	5%	$(72)	$(77)	$5	6%

The Operating FAS/CAS Adjustment was a net expense of $35 million and $37 million for the three months ended June 30, 2022 and 2021, respectively. The Operating FAS/CAS Adjustment was a net expense of $72 million and $77 million for the six months ended June 30, 2022 and 2021, respectively. The favorable changes in the Operating FAS/CAS Adjustment of $2 million and $5 million for the three and six months ended June 30, 2022, respectively, were primarily driven by the more immediate recognition of higher interest rates under FAS.

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

Non-current state income tax benefit for the three months ended June 30, 2022, was $1 million, compared to non-current state income tax expense of $4 million for the same period in 2021. The favorable change in non-current state income taxes was driven by a decrease in deferred state income tax expense, primarily attributable to an increase in expenses that are not currently deductible for income tax purposes. Non-current state income tax benefit for the six months ended June 30, 2022, was less than $1 million, compared to non-current state income tax expense of $8 million for the same period in 2021. The favorable change in non-current state income taxes was driven by a decrease in deferred state income tax expense, primarily attributable to an increase in expenses that are not currently deductible for income tax purposes.

Interest Expense

Interest expense for the three and six months ended June 30, 2022, increased $8 million and $13 million, respectively, compared with the same periods in 2021, primarily due to the issuance of senior notes and borrowing under the Term Loan in the third quarter of 2021.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and six months ended June 30, 2022, the favorable change in the non-operating retirement benefit of $23 million and $48 million was primarily driven by higher 2021 returns on plan assets.

Other, Net

Other, net expense increased $17 million and $25 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021, primarily driven by losses on investments in marketable securities.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended June 30, 2022 and 2021, were 19.8% and 19.9%, respectively. Our effective income tax rates on earnings from operations for the six months ended June 30, 2022 and 2021, were 20.1% and 17.1%, respectively. The effective tax rate for the three months ended June 30, 2022, was generally flat compared to the prior year. The higher effective tax rate for the six months ended June 30, 2022, was primarily attributable to a tax loss associated with the sale of our oil and gas business recorded in 2021.

For the three months ended June 30, 2022, our effective tax rate differed from the federal statutory corporate income tax rate primarily as a result of research and development tax credits. For the six months ended June 30, 2022, our effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%. For the three months ended June 30, 2021, our effective tax rate differed from the federal statutory tax rate primarily as a result of research and development tax credits. For the six months ended June 30, 2021, our effective tax rate differed from the federal statutory tax rate primarily as a result of a tax loss associated with the sale of our oil and gas business. See Note 9: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended June 30				Six Months Ended June 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and Service Revenues
Ingalls	$658	$670	$(12)	(2)%	$1,289	$1,319	$(30)	(2)%
Newport News	1,433	1,363	70	5%	2,823	2,770	53	2%
Mission Technologies	600	237	363	153%	1,190	496	694	140%
Intersegment eliminations	(29)	(39)	10	26%	(64)	(76)	12	16%
Sales and service revenues	$2,662	$2,231	$431	19%	$5,238	$4,509	$729	16%
Operating Income
Ingalls	$106	$80	$26	33%	$192	$171	$21	12%
Newport News	94	76	18	24%	175	169	6	4%
Mission Technologies	25	13	12	92%	34	20	14	70%
Segment operating income	225	169	56	33%	401	360	41	11%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(35)	(37)	2	5%	(72)	(77)	5	6%
Non-current state income taxes	1	(4)	5	125%	—	(8)	8	100%
Operating income	$191	$128	$63	49%	$329	$275	$54	20%

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

Cumulative Adjustments

For the three and six months ended June 30, 2022 and 2021, favorable and unfavorable cumulative catch-up margin adjustments were as follows:

	Three Months Ended June 30		Six Months Ended June 30

($ in millions)	2022	2021	2022	2021
Gross favorable adjustments	$106	$62	$213	$148
Gross unfavorable adjustments	(38)	(27)	(100)	(63)
Net adjustments	$68	$35	$113	$85

For the three months ended June 30, 2022, favorable cumulative catch-up margin adjustments were related to risk retirement on Harrisburg (LPD 30). During the same period, none of the unfavorable cumulative catch-up margin adjustments were individually significant.

For the six months ended June 30, 2022, favorable cumulative catch-up margin adjustments were related to risk retirement on Harrisburg (LPD 30) and Fort Lauderdale (LPD 28) following its delivery. During the same period, none of the unfavorable cumulative catch-up margin adjustments were individually significant.

For the three months ended June 30, 2021, favorable cumulative margin catch-up adjustments included a contract incentive on Jack H. Lucas (DDG 125) and risk retirement on Richard M. McCool Jr. (LPD 29) and Fort Lauderdale (LPD 28). During the same period, none of the unfavorable cumulative catch-up margin adjustments were individually significant.

For the six months ended June 30, 2021, favorable cumulative margin catch-up adjustments included risk retirement on Bougainville (LHA 8), a contract incentive on Jack H. Lucas (DDG 125), and risk retirement on Block IV of the Virginia class (SSN 774) submarine program and Fort Lauderdale (LPD 28). During the same period, none of the unfavorable cumulative catch-up margin adjustments were individually significant.

Ingalls

	Three Months Ended June 30				Six Months Ended June 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and service revenues	$658	$670	$(12)	(2)%	$1,289	$1,319	$(30)	(2)%
Segment operating income	106	80	26	33%	192	171	21	12%
As a percentage of segment sales	16.1%	11.9%			14.9%	13.0%

Sales and Service Revenues

Ingalls revenues for the three months ended June 30, 2022, decreased $12 million, or 2%, from the same period in 2021, primarily driven by lower revenues in surface combatants, partially offset by higher revenues in amphibious assault ships. Revenues on surface combatants decreased due to lower volumes on Jeremiah Denton (DDG 129) and USS Jack H Lucas (DDG 125), partially offset by higher volumes on Thad Cochran (DDG 135). Revenues on amphibious assault ships increased due to higher volumes on Pittsburgh (LPD 31), Harrisburg (LPD 30), LHA 9 (unnamed), and L-Class planning yard services contract, partially offset by lower volumes on Fort Lauderdale (LPD 28).

Ingalls revenues for the six months ended June 30, 2022, decreased $30 million, or 2%, from the same period in 2021, primarily driven by lower revenues in surface combatants, partially offset by higher revenues in amphibious assault ships. Revenues on surface combatants decreased due to lower volumes on Jeremiah Denton (DDG 129), USS Jack H. Lucas (DDG 125), and Frank E. Petersen Jr. (DDG 121), partially offset by higher volumes on Thad Cochran (DDG 135). Revenues on amphibious assault ships increased due to higher volumes on LHA 9 (unnamed), Pittsburgh (LPD 31), and L-Class planning yard services contract and higher volumes on Harrisburg (LPD 30), partially offset by lower volumes on Fort Lauderdale (LPD 28) and Bougainville (LHA 8).

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2022, was $106 million, compared with segment operating income of $80 million for the same period in 2021. The increase was primarily driven by favorable changes in contract estimates from facilities capital and price adjustment clauses and higher risk retirement on Harrisburg (LPD 30), partially offset by receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021.

Ingalls segment operating income for the six months ended June 30, 2022, was $192 million, compared with segment operating income of $171 million for the same period in 2021. The increase was primarily driven by favorable changes in contract estimates from facilities capital and price adjustment clauses and higher risk retirement on Harrisburg (LPD 30), Fort Lauderdale (LPD 28) following its delivery, and Frank E. Petersen Jr. (DDG 121), partially offset by receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021 and lower risk retirement on Bougainville (LHA 8).

Newport News

	Three Months Ended June 30				Six Months Ended June 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and service revenues	$1,433	$1,363	$70	5%	$2,823	$2,770	$53	2%
Segment operating income	94	76	18	24%	175	169	6	4%
As a percentage of segment sales	6.6%	5.6%			6.2%	6.1%

Sales and Service Revenues

Newport News revenues for the three months ended June 30, 2022, increased $70 million, or 5%, from the same period in 2021, primarily driven by higher revenues in aircraft carriers, partially offset by lower volumes in naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on the RCOH of USS John C. Stennis (CVN 74), the construction of Doris Miller (CVN 81), the construction of John F. Kennedy (CVN 79), and Enterprise (CVN 80), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73). Naval nuclear support services revenues decreased primarily as a result of lower volumes in submarine fleet support services and facility maintenance services, partially offset by higher volumes in carrier fleet support services.

Newport News revenues for the six months ended June 30, 2022, increased $53 million, or 2%, from the same period in 2021, primarily driven by higher revenues in aircraft carriers and submarines, partially offset by lower revenues in naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on the RCOH of USS John C. Stennis (CVN 74), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73). Submarine revenues increased due to higher volumes on Block V boats of the Virginia class (SSN 774) submarine program and the Columbia class (SSBN 826) program, partially offset by lower volumes on Block IV boats of the Virginia class (SSN 774) submarine program. Naval nuclear support services revenues decreased primarily as a result of lower volumes in submarine fleet support services and facility maintenance services, partially offset by higher volumes in carrier fleet support services.

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2022, was $94 million, compared with segment operating income of $76 million for the same period in 2021. The increase was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses, partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program.

Newport News segment operating income for the six months ended June 30, 2022, was $175 million, compared with segment operating income of $169 million for the same period in 2021. The increase was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses and higher risk retirement on USS Gerald R. Ford (CVN 78), partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program.

Mission Technologies

	Three Months Ended June 30				Six Months Ended June 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and service revenues	$600	$237	$363	153%	$1,190	$496	$694	140%
Segment operating income	25	13	12	92%	34	20	14	70%
As a percentage of segment sales	4.2%	5.5%			2.9%	4.0%

Sales and Service Revenues

Mission Technologies revenues for the three months ended June 30, 2022, increased $363 million, or 153%, from the same period in 2021, primarily due to higher volumes in DFS attributable to the acquisition of Alion in the third quarter of 2021.

Mission Technologies revenues for the six months ended June 30, 2022, increased $694 million, or 140%, from the same period in 2021, primarily due to higher volumes in DFS attributable to the acquisition of Alion in the third quarter of 2021.

Segment Operating Income

Mission Technologies segment operating income for the three months ended June 30, 2022, was $25 million, compared with segment operating income of $13 million for the same period in 2021. The increase was primarily driven by the acquisition of Alion in the third quarter of 2021 and higher equity income, partially offset by higher amortization of purchased intangible assets.

Mission Technologies segment operating income for the six months ended June 30, 2022, was $34 million, compared with segment operating income of $20 million for the same period in 2021. The increase was primarily driven by the acquisition of Alion in the third quarter of 2021 and higher equity income, partially offset by higher amortization of purchased intangible assets.

BACKLOG

Total backlog as of June 30, 2022, and December 31, 2021, was approximately $47.2 billion and $48.5 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2022, and December 31, 2021:

	June 30, 2022			December 31, 2021
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,208	$940	$11,148	$10,216	$792	$11,008
Newport News	13,025	18,386	31,411	11,121	21,198	32,319
Mission Technologies	1,361	3,289	4,650	1,334	3,789	5,123
Total backlog	$24,594	$22,615	$47,209	$22,671	$25,779	$48,450

Approximately 18% of the $48.5 billion total backlog as of December 31, 2021, is expected to be converted into sales in 2022. U.S. Government orders comprised substantially all of the backlog as of June 30, 2022, and December 31, 2021.

Awards

The value of new contract awards during the six months ended June 30, 2022, was approximately $4 billion, including an award for the construction of DDG 139 (unnamed).

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

The following table summarizes key components of cash flow provided by operating activities:

	Six Months Ended June 30		2022 vs. 2021

($ in millions)	2022	2021	Dollars
Net earnings	$318	$277	$41
Depreciation and amortization	178	131	47
Provision for doubtful accounts	(7)	—	(7)
Stock-based compensation	16	12	4
Deferred income taxes	(1)	31	(32)
Loss (gain) on investments in marketable securities	26	(12)	38
Retiree benefits	(65)	(70)	5
Trade working capital increase	(281)	(230)	(51)
Net cash provided by operating activities	$184	$139	$45
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the six months ended June 30, 2022 and 2021, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2022, was $184 million, compared with $139 million provided by operating activities for the same period in 2021. The favorable change in operating cash flow was primarily due to higher earnings, lower contributions to retiree benefit plans, and lower income tax payments, partially offset by changes in trade working capital and higher interest payments. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable and payments of accounts payable.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the 12 months beginning July 1, 2022, and beyond such 12-month period based on our current business plan.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022, was $101 million, compared with $134 million used in investing activities for the same period in 2021. The change in investing cash was driven by lower capital expenditures in 2022 and contribution of our San Diego Shipyard to a joint venture in 2021, partially offset by the disposition of our oil and gas business in 2021. For 2022, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 1.5% to 2.0% of annual revenues.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2022, was $335 million, compared with $169 million used in financing activities for the same period in 2021. The change in financing cash was primarily due to an increase in the repayment of long-term debt of $200 million, an increase of $7 million in employee taxes on certain share-based payment arrangements, and a $2 million increase in cash dividend payments, partially offset by a decrease of $43 million in common stock repurchases.

Free Cash Flow

Free cash flow represents cash provided by operating activities less capital expenditures net of related grant proceeds. Free cash flow is not a measure recognized under GAAP. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, net earnings as a measure of our performance or net cash provided by operating activities as a measure of our liquidity. We believe free cash flow is an important liquidity measure for our investors because it provides insight into our current and period-to-period performance and our ability to generate cash from continuing operations. We also use free cash flow as a key operating metric in assessing the performance of our business and as a key performance measure in evaluating management performance and determining incentive compensation. Free cash flow may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended June 30		2022 vs. 2021

($ in millions)	2022	2021	Dollars
Net cash provided by operating activities	$184	$139	$45
Less capital expenditures:
Capital expenditure additions	(102)	(134)	32
Grant proceeds for capital expenditures	—	2	(2)
Free cash flow	$82	$7	$75

Free cash flow for the six months ended June 30, 2022, increased $75 million from the same period in 2021, primarily due to higher earnings, lower capital expenditures, lower contributions to retiree benefit plans, and lower income tax payments, partially offset by changes in trade working capital and higher interest payments.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June 30, 2022 and 2021, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2022, $15 million in letters of credit were issued but undrawn and $276 million of surety bonds were outstanding. As of June 30, 2022, we had no other significant off-balance sheet arrangements.

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
•Our ability to estimate our future contract costs, including cost increases due to inflation, and perform our contracts effectively;
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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $650 million Term Loan, a $1.5 billion Revolving Credit Facility, and a $1 billion commercial paper program. As of June 30, 2022, we had $425 million outstanding on the Term Loan and no indebtedness outstanding under our Revolving Credit Facility or our commercial paper program. Based on the amounts outstanding under our Term Loan as of June 30, 2022, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $4 million on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2,3]
April 1, 2022 to April 30, 2022	9,754	$208.87	9,050	$1,029.2
May 1, 2022 to May 31, 2022	14,084	205.83	14,084	1,026.3
June 1, 2022 to June 30, 2022	57,558	211.96	57,323	1,014.2
Total	81,396	$210.53	80,457	$1,014.2
1We purchased an aggregate of 80,457 shares of our common stock in the open market pursuant to our repurchase program and 939 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted performance stock rights during the period.
2 From the stock repurchase program's inception through June 30, 2022, we have purchased 13,526,306 shares at an average price of $161.60 per share for a total of $2.2 billion.
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

3.5	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 30, 2021).

10.1	Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (incorporated herein by reference to Annex B to the Company's definitive proxy statement filed on March 21, 2022).

10.2	Terms and Conditions Applicable to Restricted Performance Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan.

10.3	Terms and Conditions Applicable to Restricted Stock Rights (1-year vesting) Granted Under the 2022 Long-Term Incentive Stock Plan.

10.4	Terms and Conditions Applicable to Restricted Stock Rights (2-year vesting) Granted Under the 2022 Long-Term Incentive Stock Plan.

10.5	Terms and Conditions Applicable to Restricted Stock Rights (3-year vesting) Granted Under the 2022 Long-Term Incentive Stock Plan.

10.6	Terms and Conditions Applicable to Non-Employee Director Stock Grants Under the 2022 Long-Term Incentive Stock Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2022	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)