Form 10-Q
period 2022-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2022-11-03
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of October 28, 2022, 39,903,536 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2022	2021	2022	2021
Sales and service revenues
Product sales	$1,774	$1,701	$5,327	$5,185
Service revenues	852	637	2,537	1,662
Sales and service revenues	2,626	2,338	7,864	6,847
Cost of sales and service revenues
Cost of product sales	1,517	1,453	4,511	4,402
Cost of service revenues	747	554	2,252	1,450
Income from operating investments, net	13	11	47	31
Other income and gains, net	—	2	—	3
General and administrative expenses	244	226	688	636
Operating income	131	118	460	393
Other income (expense)
Interest expense	(27)	(24)	(79)	(63)
Non-operating retirement benefit	71	45	209	135
Other, net	(13)	2	(30)	10
Earnings before income taxes	162	141	560	475
Federal and foreign income tax expense (benefit)	24	(6)	104	51
Net earnings	$138	$147	$456	$424

Basic earnings per share	$3.44	$3.65	$11.37	$10.52
Weighted-average common shares outstanding	40.1	40.3	40.1	40.3

Diluted earnings per share	$3.44	$3.65	$11.37	$10.52
Weighted-average diluted shares outstanding	40.1	40.3	40.1	40.3

Dividends declared per share	$1.18	$1.14	$3.54	$3.42

Net earnings from above	$138	$147	$456	$424
Other comprehensive income (loss)
Change in unamortized benefit plan costs	12	43	(61)	102
Other	(1)	(1)	(2)	1
Tax benefit (expense) for items of other comprehensive income	(3)	(11)	16	(26)
Other comprehensive income (loss), net of tax	8	31	(47)	77
Comprehensive income	$146	$178	$409	$501
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$117	$627
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2022 and $9 million as of 2021	721	433
Contract assets	1,564	1,310
Inventoried costs	174	161
Income taxes receivable	180	209
Prepaid expenses and other current assets	61	50
Total current assets	2,817	2,790
Property, plant, and equipment, net of accumulated depreciation of $2,283 million as of 2022 and $2,149 million as of 2021	3,136	3,107
Operating lease assets	236	241
Goodwill	2,618	2,628
Other intangible assets, net of accumulated amortization of $846 million as of 2022 and $741 million as of 2021	1,054	1,159
Pension plan assets	355	281
Miscellaneous other assets	399	421
Total assets	$10,615	$10,627
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$539	$603
Accrued employees’ compensation	355	361
Current portion of long-term debt	399	—
Current portion of postretirement plan liabilities	137	137
Current portion of workers’ compensation liabilities	241	252
Contract liabilities	768	651
Other current liabilities	453	423
Total current liabilities	2,892	2,427
Long-term debt	2,605	3,298
Pension plan liabilities	394	351
Other postretirement plan liabilities	360	368
Workers’ compensation liabilities	486	506
Long-term operating lease liabilities	202	194
Deferred tax liabilities	274	313
Other long-term liabilities	354	362
Total liabilities	7,567	7,819
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.5 million shares issued and 39.9 million shares outstanding as of September 30, 2022, and 53.4 million shares issued and 40.0 million shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	2,014	1,998
Retained earnings	4,203	3,891
Treasury stock	(2,200)	(2,159)
Accumulated other comprehensive loss	(970)	(923)
Total stockholders’ equity	3,048	2,808
Total liabilities and stockholders’ equity	$10,615	$10,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2022	2021
Operating Activities
Net earnings	$456	$424
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation	158	154
Amortization of purchased intangibles	105	48
Amortization of debt issuance costs	6	6
Provision for doubtful accounts	(7)	—
Stock-based compensation	28	19
Deferred income taxes	(14)	74
Loss (gain) on investments in marketable securities	34	(12)
Change in
Accounts receivable	(281)	52
Contract assets	(254)	(179)
Inventoried costs	(13)	(7)
Prepaid expenses and other assets	(4)	(116)
Accounts payable and accruals	48	93
Retiree benefits	(99)	(73)
Other non-cash transactions, net	2	6
Net cash provided by operating activities	165	489
Investing Activities
Capital expenditures
Capital expenditure additions	(179)	(216)
Grant proceeds for capital expenditures	—	11
Acquisitions of businesses, net of cash received	—	(1,636)
Investment in affiliates	(5)	(22)
Proceeds from disposition of business	—	20
Other investing activities, net	6	1
Net cash used in investing activities	(178)	(1,842)
Financing Activities
Proceeds from issuance of long-term debt	—	1,650
Repayment of long-term debt	(300)	—
Debt issuance costs	—	(22)
Dividends paid	(142)	(138)
Repurchases of common stock	(41)	(87)
Employee taxes on certain share-based payment arrangements	(14)	(7)
Net cash (used in) provided by financing activities	(497)	1,396
Change in cash and cash equivalents	(510)	43
Cash and cash equivalents, beginning of period	627	512
Cash and cash equivalents, end of period	$117	$555
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$107	$31
Cash paid for interest	$61	$39
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$5	$4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2022 and 2021 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of June 30, 2021	$1	$1,977	$3,718	$(2,128)	$(1,501)	$2,067
Net earnings	—	—	147	—	—	147
Dividends declared ($1.14 per share)	—	—	(46)	—	—	(46)
Stock-based compensation	—	7	—	—	—	7
Other comprehensive income, net of tax	—	—	—	—	31	31
Treasury stock activity	—	—	—	(17)	—	(17)
Balance as of September 30, 2021	$1	$1,984	$3,819	$(2,145)	$(1,470)	$2,189

Balance as of June 30, 2022	$1	$2,002	$4,113	$(2,186)	$(978)	$2,952
Net earnings	—	—	138	—	—	138
Dividends declared ($1.18 per share)	—	—	(48)	—	—	(48)
Stock-based compensation	—	12	—	—	—	12
Other comprehensive income, net of tax	—	—	—	—	8	8
Treasury stock activity	—	—	—	(14)	—	(14)
Balance as of September 30, 2022	$1	$2,014	$4,203	$(2,200)	$(970)	$3,048

Nine Months Ended September 30, 2022 and 2021 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2020	$1	$1,972	$3,533	$(2,058)	$(1,547)	$1,901
Net earnings	—	—	424	—	—	424
Dividends declared ($3.42 per share)	—	—	(138)	—	—	(138)
Stock-based compensation	—	12	—	—	—	12
Other comprehensive income, net of tax	—	—	—	—	77	77
Treasury stock activity	—	—	—	(87)	—	(87)
Balance as of September 30, 2021	$1	$1,984	$3,819	$(2,145)	$(1,470)	$2,189

Balance as of December 31, 2021	$1	$1,998	$3,891	$(2,159)	$(923)	$2,808
Net earnings	—	—	456	—	—	456
Dividends declared ($3.54 per share)	—	—	(142)	—	—	(142)
Stock-based compensation	—	16	(2)	—	—	14
Other comprehensive loss, net of tax	—	—	—	—	(47)	(47)
Treasury stock activity	—	—	—	(41)	—	(41)
Balance as of September 30, 2022	$1	$2,014	$4,203	$(2,200)	$(970)	$3,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Mission Technologies (formerly named Technical Solutions). For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. The Mission Technologies segment delivers high-value engineering and technology solutions to enable multi-domain distributed operations in the government and commercial services markets.

HII conducts most of its business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, the Company participates in many high-priority U.S. defense programs. Through its Ingalls segment, HII is a builder of amphibious assault and expeditionary warfare ships for the U.S. Navy, the sole builder of National Security Cutters for the U.S. Coast Guard, and one of only two companies that builds the Navy's current fleet of Arleigh Burke class (DDG 51) destroyers. Through its Newport News segment, HII is the nation's sole designer, builder, and refueler of nuclear-powered aircraft carriers, and one of only two companies currently designing and building nuclear-powered submarines for the U.S. Navy. The Mission Technologies segment provides a wide range of services and products, including command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance ("C5ISR") systems and operations; the application of Artificial Intelligence and machine learning to battlefield decisions; defensive and offensive cyberspace strategies and electronic warfare; unmanned autonomous systems; live, virtual, and constructive training solutions; platform modernization; and critical nuclear operations.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $196 million and $220 million as of September 30, 2022, and December 31, 2021, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt (including current portion) as of September 30, 2022, and December 31, 2021, were $2,768 million and $3,449 million, respectively. The estimated fair value of the current portion of the Company's long-term debt was $386 million as of September 30, 2022. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

Debt Prepayment - As of September 30, 2022, $325 million of the Company's Term Loan due August 19, 2024 has been prepaid, with a remaining balance of $325 million.

3. ACCOUNTING STANDARDS UPDATES

Accounting pronouncements issued but not effective until after December 31, 2022, are not expected to have a material impact on the Company's consolidated financial position, results of operations, and cash flows.

4. ACQUISITIONS

On August 19, 2021, the Company acquired all of the outstanding common stock of Alion Holding Corp., the parent company of Alion Science and Technology Corporation (“Alion”), a technology-driven solutions provider. The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations. The purchase price was $1.79 billion, including $148 million of cash received in the acquisition. In connection with the acquisition, the Company originally recorded $1,024 million of goodwill, which included the value of Alion's workforce, and $720 million of intangible assets related to customer relationships and existing contract backlog. The goodwill is attributable to operational synergies and growth opportunities and was allocated to the Company's Mission Technologies segment. For the nine months ended September 30, 2022, the Company recorded a decrease to goodwill of $10 million, resulting from updates to Alion’s tax carryforwards and the true-up of estimated taxes to filed income tax returns for the pre-acquisition period. The acquisition accounting was completed at September 30, 2022. None of the goodwill resulting from this acquisition is expected to be amortizable for tax purposes.

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

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions, except per share amounts)	2022	Pro Forma 2021	2022	Pro Forma 2021
Sales and service revenues	$2,626	$2,532	$7,864	$7,687
Net earnings	$138	$142	$456	$416
Basic earnings per share	$3.44	$3.52	$11.37	$10.32
Diluted earnings per share	$3.44	$3.52	$11.37	$10.32

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

5. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2022, the Company repurchased 196,850 shares at an aggregate cost of $41 million. For the nine months ended September 30, 2021, the Company repurchased 469,436 shares at an aggregate cost of $87 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $142 million and $138 million for the nine months ended September 30, 2022 and 2021, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss as of September 30, 2022, was comprised of unamortized benefit plan costs of $969 million and other comprehensive loss of $1 million. The accumulated other comprehensive loss as of December 31, 2021, was comprised of unamortized benefit plan costs of $923 million.

The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2022 and 2021, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2021	$(1,502)	$1	$(1,501)
Other comprehensive income (loss) before reclassifications	14	(1)	13
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	2	—	2
Amortization of net actuarial loss[1]	27	—	27
Tax expense for items of other comprehensive income	(11)	—	(11)
Net current period other comprehensive income (loss)	32	(1)	31
Balance as of September 30, 2021	$(1,470)	$—	$(1,470)

Balance as of June 30, 2022	$(977)	$(1)	$(978)
Other comprehensive income (loss) before reclassifications	3	(1)	2
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	5	—	5
Amortization of net actuarial loss[1]	8	—	8
Settlement gain[1]	(4)	—	(4)
Tax (expense) benefit for items of other comprehensive income (loss)	(4)	1	(3)
Net current period other comprehensive income	8	—	8
Balance as of September 30, 2022	$(969)	$(1)	$(970)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2020	$(1,546)	$(1)	$(1,547)
Other comprehensive income before reclassifications	14	1	15
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	8	—	8
Amortization of net actuarial loss[1]	80	—	80
Tax expense for items of other comprehensive income	(26)	—	(26)
Net current period other comprehensive income	76	1	77
Balance as of September 30, 2021	$(1,470)	$—	$(1,470)

Balance as of December 31, 2021	$(923)	$—	$(923)
Other comprehensive loss before reclassifications	(94)	(2)	(96)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	13	—	13
Amortization of net actuarial loss[1]	24	—	24
Settlement gain[1]	(4)	—	(4)
Tax benefit for items of other comprehensive loss	15	1	16
Net current period other comprehensive loss	(46)	(1)	(47)
Balance as of September 30, 2022	$(969)	$(1)	$(970)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 13: Employee Pension and Other Postretirement Benefits. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the three months ended September 30, 2022 and 2021, was $2 million and $8 million, respectively. The tax benefit associated with amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2022 and 2021, was $8 million and $23 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2022	2021	2022	2021
Net earnings	$138	$147	$456	$424

Weighted-average common shares outstanding	40.1	40.3	40.1	40.3
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	40.1	40.3	40.1	40.3

Earnings per share - basic	$3.44	$3.65	$11.37	$10.52
Earnings per share - diluted	$3.44	$3.65	$11.37	$10.52

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the three and nine months ended September 30, 2022 and 2021.

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

The following tables present revenues on a disaggregated basis:

	Three Months Ended September 30, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$577	$1,185	$12	$—	$1,774
Service revenues	41	259	552	—	852
Intersegment	5	1	31	(37)	—
Sales and service revenues	$623	$1,445	$595	$(37)	$2,626
Customer Type
Federal	$618	$1,444	$554	$—	$2,616
Commercial	—	—	9	—	9
State and local government agencies	—	—	1	—	1
Intersegment	5	1	31	(37)	—
Sales and service revenues	$623	$1,445	$595	$(37)	$2,626
Contract Type
Firm fixed-price	$1	$1	$59	$—	$61
Fixed-price incentive	577	723	—	—	1,300
Cost-type	40	720	437	—	1,197
Time and materials	—	—	68	—	68
Intersegment	5	1	31	(37)	—
Sales and service revenues	$623	$1,445	$595	$(37)	$2,626

	Three Months Ended September 30, 2021
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$586	$1,088	$27	$—	$1,701
Service revenues	38	263	336	—	637
Intersegment	4	3	31	(38)	—
Sales and service revenues	$628	$1,354	$394	$(38)	$2,338
Customer Type
Federal	$624	$1,351	$354	$—	$2,329
Commercial	—	—	9	—	9
Intersegment	4	3	31	(38)	—
Sales and service revenues	$628	$1,354	$394	$(38)	$2,338
Contract Type
Firm fixed-price	$5	$15	$52	$—	$72
Fixed-price incentive	585	686	—	—	1,271
Cost-type	34	650	261	—	945
Time and materials	—	—	50	—	50
Intersegment	4	3	31	(38)	—
Sales and service revenues	$628	$1,354	$394	$(38)	$2,338

	Nine Months Ended September 30, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,766	$3,496	$65	$—	$5,327
Service revenues	136	768	1,633	—	2,537
Intersegment	10	4	87	(101)	—
Sales and service revenues	$1,912	$4,268	$1,785	$(101)	$7,864
Customer Type
Federal	$1,902	$4,264	$1,665	$—	$7,831
Commercial	—	—	32	—	32
State and local government agencies	—	—	1	—	1
Intersegment	10	4	87	(101)	—
Sales and service revenues	$1,912	$4,268	$1,785	$(101)	$7,864
Contract Type
Firm fixed-price	$7	$12	$192	$—	$211
Fixed-price incentive	1,762	2,180	—	—	3,942
Cost-type	133	2,072	1,299	—	3,504
Time and materials	—	—	207	—	207
Intersegment	10	4	87	(101)	—
Sales and service revenues	$1,912	$4,268	$1,785	$(101)	$7,864

	Nine Months Ended September 30, 2021
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,814	$3,300	$71	$—	$5,185
Service revenues	121	815	726	—	1,662
Intersegment	12	9	93	(114)	—
Sales and service revenues	$1,947	$4,124	$890	$(114)	$6,847
Customer Type
Federal	$1,935	$4,115	$760	$—	$6,810
Commercial	—	—	37	—	37
Intersegment	12	9	93	(114)	—
Sales and service revenues	$1,947	$4,124	$890	$(114)	$6,847
Contract Type
Firm fixed-price	$29	$30	$132	$—	$191
Fixed-price incentive	1,790	2,121	3	—	3,914
Cost-type	116	1,964	492	—	2,572
Time and materials	—	—	170	—	170
Intersegment	12	9	93	(114)	—
Sales and service revenues	$1,947	$4,124	$890	$(114)	$6,847

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2022	2021	2022	2021
Major Programs
Amphibious assault ships	$325	$326	$1,060	$1,032
Surface combatants and coast guard cutters	291	286	840	898
Other	7	16	12	17
Total Ingalls	623	628	1,912	1,947
Aircraft carriers	762	742	2,318	2,228
Submarines	519	490	1,459	1,419
Other	164	122	491	477
Total Newport News	1,445	1,354	4,268	4,124
Government and energy services	595	394	1,785	876
Oil and gas services	—	—	—	14
Total Mission Technologies	595	394	1,785	890
Intersegment eliminations	(37)	(38)	(101)	(114)
Sales and service revenues	$2,626	$2,338	$7,864	$6,847

As of September 30, 2022, the Company had $46.7 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2023, an additional 35% through 2025, and the balance thereafter.
Cumulative Catch-up Adjustments

For the three months ended September 30, 2022, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $27 million and $0.53, respectively. For the three months ended September 30, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $21 million and $0.41, respectively. For the nine months ended September 30, 2022, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $140 million and $2.75, respectively. For the nine months ended September 30, 2021, net cumulative catch-up adjustments increased operating income and increased diluted earnings per share by $106 million and $2.07, respectively.

Cumulative catch-up adjustments for the three months ended September 30, 2022, included a favorable adjustment of $41 million on a contract at the Company's Newport News segment, which increased diluted earnings per share by $0.80. For the nine months ended September 30, 2022, no individual favorable adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

For the three and nine months ended September 30, 2022, no individual unfavorable adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

For the three and nine months ended September 30, 2021, no individual adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $137 million from December 31, 2021, to September 30, 2022, primarily resulting from an increase in contract assets related to revenue on certain U.S. Navy contracts. For the three and nine months ended September 30, 2022, the Company recognized revenue of $17 million and $548 million, respectively, related to its contract liabilities as of December 31, 2021. For the three months ended September 30, 2021, the Company did not recognize revenue related to its contract liabilities as of December 31, 2020. For the nine months ended September 30, 2021, the Company recognized revenue of $447 million related to its contract liabilities as of December 31, 2020.

8. SEGMENT INFORMATION

The following table presents segment results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2022	2021	2022	2021
Sales and Service Revenues
Ingalls	$623	$628	$1,912	$1,947
Newport News	1,445	1,354	4,268	4,124
Mission Technologies	595	394	1,785	890
Intersegment eliminations	(37)	(38)	(101)	(114)
Sales and service revenues	$2,626	$2,338	$7,864	$6,847
Operating Income
Ingalls	$50	$62	$242	$233
Newport News	102	88	277	257
Mission Technologies	14	13	48	33
Segment operating income	166	163	567	523
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(36)	(41)	(108)	(118)
Non-current state income taxes	1	(4)	1	(12)
Operating income	$131	$118	$460	$393

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with GAAP ("FAS") and our pension and other postretirement expense under CAS.

The following table presents the Company's assets by segment:

($ in millions)	September 30, 2022	December 31, 2021
Assets
Ingalls	$1,716	$1,659
Newport News	4,558	4,179
Mission Technologies	3,403	3,553
Corporate	938	1,236
Total assets	$10,615	$10,627

9. GOODWILL

The Company’s annual goodwill impairment test will be performed as of November 30, 2022, whereby management will test goodwill for each of its three reporting units with goodwill balances to determine whether an event occurred or circumstances changed that would more likely than not reduce the fair values of the Company's reporting units below their respective carrying values. The Company expects that the fair value of the Government Services reporting unit within the Mission Technologies segment will exceed carrying value by less than 10%. The Company expects that the estimated fair values of its remaining reporting units will exceed by more than 10% their corresponding carrying values as of November 30, 2022.

10. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended September 30, 2022 and 2021, were 14.8% and (4.3)%, respectively. For the nine months ended September 30, 2022 and 2021, the Company's effective income tax rates on earnings from operations were 18.6% and 10.7%, respectively. The higher effective tax rates for the three and nine months ended September 30, 2022, were primarily attributable to research and development tax credits for prior periods recorded in 2021.

For each of the three and nine months ended September 30, 2022 and 2021, the Company’s effective tax rates differed from the federal statutory corporate income tax rate primarily as a result of research and development tax credits for prior periods.

The Company's unrecognized tax benefits increased by $5 million and $10 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $91 million. Assuming a sustainment of these tax positions, a reversal of $69 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2022, interest resulting from the unrecognized tax benefits noted above increased income tax expense by less than $1 million and $1 million, respectively.
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

11. INVESTIGATIONS, CLAIMS, AND LITIGATION

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

Insurance Claims - In September 2020, the Company filed a complaint against 32 reinsurers in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. The Company also initiated arbitration proceedings against six other reinsurers seeking similar relief. In July 2021, the Vermont court granted the reinsurers’ motion for judgment on the pleadings, which would have ended the Company’s claim. The Company appealed the decision to the Vermont Supreme Court, which reversed and remanded the lower court’s decision in September 2022, allowing the Company’s claim to proceed. No assurances can be provided regarding the ultimate resolution of this matter.
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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the nine months ended September 30, 2022 and 2021, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, and cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

12. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of September 30, 2022, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in the aggregate.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of September 30, 2022, the probable estimable future cost for environmental remediation was not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, and cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2022, the Company had $14 million in issued but undrawn letters of credit and $360 million of surety bonds outstanding.

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

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. Consistent with the 1985 settlement agreement, the Company has not recovered cumulative billable costs resulting from the different treatment of workers' compensation costs between CAS and U.S. GAAP Financial Accounting Standards ("FAS"). Under the 1985 settlement agreement, these costs would be recovered in future periods. In December 2020, a U.S. Navy Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. The Company has submitted to the Navy a proposed draft alternative approach to billing and allocating the cost of workers’ compensation self-insurance, while continuing to reiterate its belief that the 1985 settlement agreement remains binding on the parties. Although the Company believes the 1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, the Company is seeking to negotiate a resolution of the matter with the Contracting Officer.

In August 2022, the Navy Contracting Officer issued a written determination that the Ingalls Shipbuilding Property Management System had a significant deficiency, resulting in a 2% withhold of payments on certain invoices issued under one contract. The withhold will terminate and withheld funds paid to the Company when the Contracting Officer determines that the significant deficiency has been corrected. Although the Company believes the ultimate resolution of this matter will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict or give assurances regarding the ultimate outcome of this matter.

Collective Bargaining Agreements - Of the Company's approximately 43,000 employees, approximately 45% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. The Company believes its relationship with its employees is satisfactory.

13. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, other postretirement benefit plans, and defined contribution pension plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$45	$50	$2	$2	$135	$149	$7	$7
Interest cost	65	60	3	4	194	180	10	11
Expected return on plan assets	(148)	(138)	—	—	(446)	(414)	—	—
Amortization of prior service cost (credit)	6	3	(1)	(1)	16	11	(3)	(3)
Amortization of net actuarial loss (gain)	8	28	—	(1)	26	82	(2)	(2)
Settlement gain	(4)	—	—	—	(4)	—	—	—
Net periodic benefit (income) cost	$(28)	$3	$4	$4	$(79)	$8	$12	$13

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30
($ in millions)	2022	2021
Pension plans
Discretionary
Qualified	$—	$60
Non-qualified	7	6
Other benefit plans	25	28
Total contributions	$32	$94

As of September 30, 2022, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2022.

On September 6, 2022, the Company purchased annuity contracts to transfer $32 million of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 500 retirees and beneficiaries. The annuity contracts were purchased using assets from the pension master trust, and no additional funding contribution was required. This transaction had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. In connection with this transaction, the Company recognized a noncash, non-operating pension settlement gain of $4 million for the affected plan, which represents the accelerated recognition of actuarial losses that were included in accumulated other comprehensive loss within stockholders' equity.

In March 2022, the Company concluded negotiations on one of its collective bargaining agreements, which required an amendment to one of the Company's pension plans. As a result of the amendment, the remeasurement of the plan increased the pension liability and pre-tax accumulated other comprehensive loss by approximately $97 million.

14. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2022 and 2021, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2022, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $201.48. These rights are subject to cliff vesting on December 31, 2024. For the nine months ended September 30, 2021, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $180.05. These rights are subject to cliff vesting on December 31, 2023. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the nine months ended September 30, 2022 and 2021, awards of approximately 0.2 million and 0.1 million shares of stock vested, respectively, of which less than 0.1 million each period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2022:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	509	$188.84	1.2

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors of $12 million and $7 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors of $28 million and $19 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company recorded tax benefits related to stock awards of $3 million and $1 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded tax benefits related to stock awards of $5 million and $3 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of less than $1 million for each of the three months ended September 30, 2022 and 2021. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $4 million and $2 million for the nine months ended September 30, 2022 and 2021, respectively.

Unrecognized Compensation Expense

As of September 30, 2022, the Company had $3 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2022 and 2021, which will be recognized over a weighted average period of 1 year, and $37 million of unrecognized compensation expense associated with RPSRs granted in 2022, 2021, and 2020, which will be recognized over a weighted average period of 1.3 years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. For more than a century, our Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder. Our Mission Technologies (formerly named Technical Solutions) segment provides a range of services and products to government and commercial customers. Headquartered in Newport News, Virginia, HII employs approximately 43,000 people domestically and internationally.

We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Mission Technologies segment provides a wide range of services and products, including command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance ("C5ISR") systems and operations; the application of Artificial Intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; unmanned autonomous systems; live, virtual, and constructive training solutions; platform modernization; and critical nuclear operations.

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

Congressional consideration of the fiscal year 2023 President’s Budget Request began following its release in March 2022, and appropriations for the Federal government have yet to be finalized. Consequently, the U.S. Government is currently operating under a Continuing Resolution ("CR") that funds government operations through December 16, 2022. The House Appropriations Committee voted out a defense appropriations measure earlier this year, and the Senate Appropriations Committee released the text of its defense appropriations measure, but a traditional markup process remains uncertain. The House and Senate Armed Services Committees have acted on their respective National Defense Authorization bills for fiscal year 2023, both of which broadly support our shipbuilding programs. The full House has approved its authorization bill and awaits Senate floor consideration of its version before the two bills are reconciled to produce a final measure. It remains uncertain at this point whether fiscal year 2023 government operations will require additional short-term funding or, alternatively, annual appropriations measures will be finalized by the expiration of the CR. Appropriations measures must be passed by Congress and enacted by the President, and we cannot predict the outcome of the fiscal year 2023 budget process.

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

Political and Economic Environment – The global geopolitical and economic environment continues to be impacted by uncertainty, heightened tensions, and instability. Geopolitical relationships have changed, and are continuing to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability. These global threats persist across all domains, from undersea to space to cyber, and the global market for defense products, services, and solutions is driven by these complex and evolving security challenges. Our current operating environment exists in the broader context of political and socioeconomic priorities and reflects, among other things, the continued impact of and uncertainty surrounding geopolitical tensions, financial market volatility, inflation, a challenging labor market, and the COVID-19 pandemic.

In February 2022, Russian forces invaded Ukraine. In response, the United States and other countries imposed economic and trade sanctions, export controls, and other restrictions. The conflict and these sanctions have caused disruptions to global economies and global business, including heightened cybersecurity risks, supply chain challenges, higher energy costs, and an exacerbation of existing inflationary pressures. Additionally, and more broadly, tensions with China and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, could impact the global market for defense products, services, and solutions.

In addition to price surges in energy, food, and aluminum, rising inflation has led to higher costs of various commodities and supplier products. Inflation has also resulted in rising interest rates, raising the cost of borrowing for the federal government, which could impact other spending priorities. In an era of unanticipated cost increases, the inclusion of mitigation mechanisms, such as Economic Price Adjustment clauses, in our contracts help reduce risks from negative price adjustments. Our bids for longer-term firm fixed-price contracts typically include assumptions for labor and other contract costs that historically have been sufficient to cover cost increases over the period of performance. If, however, recent inflationary conditions continue over the long-term, our cost assumptions may not be sufficient to cover potential contract cost growth or may impact the availability of resources to execute the respective contracts. Management is closely monitoring possible cost impacts with our customers.

The macro labor market continues to present significant challenges, and those challenges are continuing to impact our operations and our financial performance. We are aggressively responding to the labor market challenges, including utilizing outside leased labor and overtime to mitigate the short-term deficit of employees and implementing aggressive hiring and retention programs. Labor shortages are also impacting our supply chain, resulting in longer lead times for materials and inflationary pressure. Our longer term ability to meet contract requirements, as well as our financial performance, are dependent on our ability to attract and retain a stable skilled workforce.

The Inflation Reduction Act of 2022 was signed into law during the third quarter of 2022 and included, among other things, provisions for an alternative minimum tax and a one percent excise tax on share repurchases. We anticipate being subject to the excise tax beginning in 2023 and continue to evaluate other provisions of the Act for their impact on our business.

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

The COVID-19 pandemic has impacted our employees, customers, suppliers, and communities (collectively, “COVID-19 Events”). While costs related to COVID-19 Events are allowable under U.S. Government contracts, our contract financial estimates reflect profit margin impact uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed-price and fixed-price incentive contracts, or may not be adequately covered by insurance. Reinsurers under our property insurance have failed to acknowledge coverage for various losses related to COVID-19, and we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. We also initiated arbitration proceedings against other reinsurers seeking similar relief. The Vermont court dismissed our complaint, and we appealed the decision to the Vermont Supreme Court. That court reversed and remanded the lower court’s decision in September 2022, allowing our claim to proceed. No assurance can be provided regarding the ultimate resolution of this matter. See Note 11: Investigations, Claims, and Litigation.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Purchase accounting, goodwill, and intangible assets;

•Litigation, commitments, and contingencies;

•Retirement related benefit plans; and

•Workers' compensation.

As of September 30, 2022, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2021.

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

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended September 30				Nine Months Ended September 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and service revenues	$2,626	$2,338	$288	12%	$7,864	$6,847	$1,017	15%
Cost of product sales and service revenues	2,264	2,007	257	13%	6,763	5,852	911	16%
Income from operating investments, net	13	11	2	18%	47	31	16	52%
Other income and gains, net	—	2	(2)	(100)%	—	3	(3)	(100)%
General and administrative expenses	244	226	18	8%	688	636	52	8%
Operating income	131	118	13	11%	460	393	67	17%
Other income (expense)
Interest expense	(27)	(24)	(3)	(13)%	(79)	(63)	(16)	(25)%
Non-operating retirement benefit	71	45	26	58%	209	135	74	55%
Other, net	(13)	2	(15)	(750)%	(30)	10	(40)	(400)%
Federal and foreign income taxes	24	(6)	30	500%	104	51	53	104%
Net earnings	$138	$147	$(9)	(6)%	$456	$424	$32	8%

Operating Performance Assessment and Reporting

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is largely flexibly-priced. Therefore, sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operating performance. Under FAR rules that govern our business with the U.S. Government, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, as well as operating income, including the effects of significant changes in operating income as a result of changes in contract financial estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. This approach is consistent with the long-term life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Product sales	$1,774	$1,701	$73	4%	$5,327	$5,185	$142	3%
Service revenues	852	637	215	34%	2,537	1,662	875	53%
Sales and service revenues	$2,626	$2,338	$288	12%	$7,864	$6,847	$1,017	15%

Product sales for the three months ended September 30, 2022, increased $73 million, or 4%, from the same period in 2021. Product sales for the nine months ended September 30, 2022, increased $142 million, or 3%, from the same period in 2021. Ingalls product sales decreased $9 million for the three months ended September 30, 2022, primarily driven by lower volumes in the Legend class National Security Cutter ("NSC") program and amphibious assault ships, partially offset by higher volumes in surface combatants. Ingalls product sales decreased $48 million for the nine months ended September 30, 2022, primarily as a result of lower volumes in surface combatants and the Legend class NSC program, partially offset by higher volumes in amphibious assault ships. Newport News product sales increased $97 million for the three months ended September 30, 2022, primarily as a result of higher volumes in submarines and aircraft carriers. Newport News product sales increased $196 million for the nine months ended September 30, 2022, primarily as a result of higher volumes in aircraft carriers and submarines. Mission Technologies product sales decreased $15 million for the three months ended September 30, 2022, primarily as a result of lower volumes in Unmanned Systems, partially offset by higher volumes in Fleet Sustainment. Mission Technologies product sales decreased $6 million for the nine months ended September 30, 2022, primarily as a result of lower volumes in Unmanned Systems, partially offset by higher volumes in Defense and Federal Solutions (“DFS”) and Fleet Sustainment.

Service revenues for the three months ended September 30, 2022, increased $215 million, or 34%, compared with the same period in 2021. Service revenues for the nine months ended September 30, 2022, increased $875 million, or 53%, compared with the same period in 2021. Ingalls service revenues increased $3 million for the three months ended September 30, 2022, primarily as a result of higher volumes in surface combatant services. Ingalls service revenues increased $15 million for the nine months ended September 30, 2022, primarily as a result of higher volumes in amphibious assault ship services, partially offset by lower volumes in surface combatant services. Newport News service revenues decreased $4 million for the three months ended September 30, 2022, primarily as a result of lower volumes in submarine services, partially offset by higher volumes in naval nuclear support services. Newport News service revenues decreased $47 million for the nine months ended September 30, 2022, primarily as a result of lower volumes in submarine and aircraft carrier services, partially offset by higher volumes in naval nuclear support services. Mission Technologies service revenues increased $216 million and $907 million for the three and nine months ended September 30, 2022, respectively, primarily as a result of higher volumes in DFS services due to the acquisition of Alion in the third quarter of 2021.

Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Cost of product sales	$1,517	$1,453	$64	4%	$4,511	$4,402	$109	2%
% of product sales	85.5%	85.4%			84.7%	84.9%
Cost of service revenues	747	554	193	35%	2,252	1,450	802	55%
% of service revenues	87.7%	87.0%			88.8%	87.2%
Income from operating investments, net	13	11	2	18%	47	31	16	52%
Other income and gains, net	—	2	(2)	(100)%	—	3	(3)	(100)%
General and administrative expenses	244	226	18	8%	688	636	52	8%
% of sales and service revenues	9.3%	9.7%			8.7%	9.3%
Cost of sales and service revenues	$2,495	$2,220	$275	12%	$7,404	$6,454	$950	15%

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2022, increased $64 million, or 4%, compared with the same period in 2021. Cost of product sales for the nine months ended September 30, 2022, increased $109 million, or 2%, compared with the same period in 2021. Ingalls cost of product sales increased $8 million for the three months ended September 30, 2022, primarily as a result of lower risk retirement on Arleigh Burke class (DDG 51) destroyers, partially offset by volume decreases described above. Ingalls cost of product sales decreased $30 million for the nine months ended September 30, 2022, primarily as a result of volume decreases described above, partially offset by higher risk retirement on Harrisburg (LPD 30). Newport News cost of product sales increased $70 million and $146 million for the three and nine months ended September 30, 2022, respectively, primarily as a result of volume increases described above. Mission Technologies cost of product sales decreased $11 million for the three months ended September 30, 2022, driven by volume changes described above. Mission Technologies cost of product sales remained flat for the nine months ended September 30, 2022. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $3 million and $7 million for the three and nine months ended September 30, 2022, respectively, as described below.

Cost of product sales as a percentage of product sales increased from 85.4% for the three months ended September 30, 2021, to 85.5% for the three months ended September 30, 2022. The increase was primarily due to lower risk retirement on the Virginia class (SSN 774) submarine program, higher amortization of purchased intangible assets in 2022 due to the Alion acquisition, and lower risk retirement on Ted Stevens (DDG 128) and Delbert D. Black (DDG 119), partially offset by contract incentives on the Columbia class (SSBN 826) submarine program, higher risk retirement on USS Portland (LPD 27), as well as a favorable change in the Operating FAS/CAS Adjustment. Cost of product sales as a percentage of product sales decreased from 84.9% for the nine months ended September 30, 2021, to 84.7% for the nine months ended September 30, 2022. The decrease was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses, contract incentives on the Columbia class (SSBN 826) submarine program, higher risk retirement on Harrisburg (LPD 30) and USS Fort Lauderdale (LPD 28) following its delivery, as well as a favorable change in the Operating FAS/CAS Adjustment, partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program, and receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021.

Cost of Service Revenues

Cost of service revenues for the three months ended September 30, 2022, increased $193 million, or 35%, compared with the same period in 2021. Cost of service revenues for the nine months ended September 30, 2022, increased $802 million, or 55%, compared with the same period in 2021. Ingalls cost of service revenues increased $6 million and $18 million for the three and nine months ended September 30, 2022, respectively, primarily as a result of higher volumes described above. Newport News cost of service revenues decreased $8 million and $58 million for the three and nine months ended September 30, 2022, respectively, primarily as a result of lower volumes described above. Mission Technologies cost of service revenues increased $197 million and $845 million for the three and nine months ended September 30, 2022, respectively, primarily as a result of higher volumes described above. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $2 million and $3 million for the three and nine months ended September 30, 2022, respectively, as described below.

Cost of service revenues as a percentage of service revenues increased from 87.0% for the three months ended September 30, 2021, to 87.7% for the three months ended September 30, 2022. The increase was primarily driven by higher amortization of purchased intangible assets in 2022 due to the Alion acquisition and year-to-year variances in contract mix, partially offset by improved performance in DFS services due to the acquisition of Alion in the third quarter of 2021, as well as a favorable change in the Operating FAS/CAS Adjustment. Cost of service revenues as a percentage of service revenues increased from 87.2% for the nine months ended September 30, 2021, to 88.8% for the nine months ended September 30, 2022. The increase was primarily driven by higher amortization of purchased intangible assets in 2022 due to the Alion acquisition and year-to-year variances in contract mix, partially offset by improved performance in DFS services due to the acquisition of Alion in the third quarter of 2021, as well as a favorable change in the Operating FAS/CAS Adjustment.

Income from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Income from operating investments, net for the three and nine months ended September 30, 2022, increased $2 million and $16 million, respectively, from the same periods in 2021, primarily due to higher equity income from our investment in an unconsolidated ship repair and specialty fabrication joint venture and from our nuclear and environmental joint ventures.

Other Income and Gains, Net

Other income and gains, net for the three months ended September 30, 2022, was $2 million less than the same period in 2021, primarily due to a gain recognized in the third quarter of 2021 as a result of a favorable claim resolution. Other income and gains, net for the nine months ended September 30, 2022, was $3 million less than the prior year period, primarily due to gains recognized as a result of a favorable claim resolution and the sale of our oil and gas business in 2021.

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

General and administrative expenses for the three and nine months ended September 30, 2022, increased $18 million and $52 million, respectively, from the same periods in 2021, primarily due to higher overhead costs as a result of the acquisition of Alion in the third quarter of 2021 and current state income tax expense, partially offset by favorable changes in non-current state income taxes.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended September 30				Nine Months Ended September 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Operating income	$131	$118	$13	11%	$460	$393	$67	17%
Operating FAS/CAS Adjustment	36	41	(5)	(12)%	108	118	(10)	(8)%
Non-current state income taxes	(1)	4	(5)	(125)%	(1)	12	(13)	(108)%
Segment operating income	$166	$163	$3	2%	$567	$523	$44	8%

Segment Operating Income

Segment operating income for the three months ended September 30, 2022, was $166 million, compared with segment operating income of $163 million for the same period in 2021. The increase was primarily due to contract incentives on the Columbia class (SSBN 826) submarine program, improved performance in DFS services due to the acquisition of Alion in the third quarter of 2021, higher equity income, and higher risk retirement on the USS Portland (LPD 27), partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program, higher amortization of purchased intangible assets in 2022 due to the Alion acquisition, and lower risk retirement on Ted Stevens (DDG 128) and Delbert D. Black (DDG 119).

Segment operating income for the nine months ended September 30, 2022, was $567 million, compared with segment operating income of $523 million for the same period in 2021. The increase was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses, contract incentives on the Columbia class (SSBN 826) submarine program, higher risk retirement on Harrisburg (LPD 30) and USS Fort Lauderdale (LPD 28), improved performance in DFS services due to the acquisition of Alion in the third quarter of 2021, and higher equity income, partially offset by higher amortization of purchased intangible assets in 2022 due to the Alion acquisition, lower risk retirement on the Virginia class (SSN 774) submarine program, and receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
FAS benefit (expense)	$24	$(7)	$31	443%	$67	$(21)	$88	419%
CAS cost	11	11	—	—%	34	38	(4)	(11)%
FAS/CAS Adjustment	35	4	31	775%	101	17	84	494%
Non-operating retirement benefit	(71)	(45)	(26)	(58)%	(209)	(135)	(74)	(55)%
Operating FAS/CAS Adjustment	$(36)	$(41)	$5	12%	$(108)	$(118)	$10	8%

The Operating FAS/CAS Adjustment was a net expense of $36 million and $41 million for the three months ended September 30, 2022 and 2021, respectively. The Operating FAS/CAS Adjustment was a net expense of $108 million and $118 million for the nine months ended September 30, 2022 and 2021, respectively. The favorable changes in the Operating FAS/CAS Adjustment of $5 million and $10 million for the three and nine months ended September 30, 2022, respectively, were primarily driven by the more immediate recognition of higher interest rates under FAS.

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

Non-current state income tax benefit for the three months ended September 30, 2022, was $1 million, compared to non-current state income tax expense of $4 million for the same period in 2021. The favorable change in non-current state income taxes was driven by a decrease in deferred state income tax expense, primarily attributable to an increase in expenses that are not currently deductible for income tax purposes. Non-current state income tax benefit for the nine months ended September 30, 2022, was $1 million, compared to non-current state income tax expense of $12 million for the same period in 2021. The favorable change in non-current state income taxes was driven by a decrease in deferred state income tax expense, primarily attributable to an increase in expenses that are not currently deductible for income tax purposes.

Interest Expense

Interest expense for the three and nine months ended September 30, 2022, increased $3 million and $16 million, respectively, compared with the same periods in 2021, primarily due to the issuance of senior notes and borrowing under the Term Loan in the third quarter of 2021.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects. For the three and nine months ended September 30, 2022, the favorable change in the non-operating retirement benefit of $26 million and $74 million was primarily driven by higher 2021 returns on plan assets.

Other, Net

Other, net expense increased $15 million and $40 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily driven by realized and unrealized net losses in investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended September 30, 2022 and 2021, were 14.8% and (4.3)%, respectively. Our effective income tax rates on earnings from operations for the nine months ended September 30, 2022 and 2021, were 18.6% and 10.7%, respectively. The higher effective tax rates for the three and nine months ended September 30, 2022, were primarily attributable to research and development tax credits for prior periods recorded in 2021.

For each of the three and nine months ended September 30, 2022 and 2021, our effective tax rates differed from the federal statutory corporate income tax rate primarily as a result of research and development tax credits for prior periods. See Note 10: Income Taxes.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended September 30				Nine Months Ended September 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and Service Revenues
Ingalls	$623	$628	$(5)	(1)%	$1,912	$1,947	$(35)	(2)%
Newport News	1,445	1,354	91	7%	4,268	4,124	144	3%
Mission Technologies	595	394	201	51%	1,785	890	895	101%
Intersegment eliminations	(37)	(38)	1	3%	(101)	(114)	13	11%
Sales and service revenues	$2,626	$2,338	$288	12%	$7,864	$6,847	$1,017	15%
Operating Income
Ingalls	$50	$62	$(12)	(19)%	$242	$233	$9	4%
Newport News	102	88	14	16%	277	257	20	8%
Mission Technologies	14	13	1	8%	48	33	15	45%
Segment operating income	166	163	3	2%	567	523	44	8%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(36)	(41)	5	12%	(108)	(118)	10	8%
Non-current state income taxes	1	(4)	5	125%	1	(12)	13	108%
Operating income	$131	$118	$13	11%	$460	$393	$67	17%

KEY SEGMENT FINANCIAL MEASURES

Sales and Service Revenues

Period-to-period revenues reflect performance under new and ongoing contracts. Changes in sales and service revenues are typically expressed in terms of volume. Unless otherwise described, volume generally refers to increases (or decreases) in reported revenues due to varying production activity levels, delivery rates, or service levels on individual contracts. Volume changes will typically carry a corresponding income change based on the profit margin rate for a particular contract.

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, such as the Operating FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract profit margin rates. These changes typically relate to profit recognition associated with revisions to estimated costs at completion ("EAC") that reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Cumulative Adjustments

For the three and nine months ended September 30, 2022 and 2021, favorable and unfavorable cumulative catch-up margin adjustments were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions)	2022	2021	2022	2021
Gross favorable adjustments	$84	$51	$297	$199
Gross unfavorable adjustments	(57)	(30)	(157)	(93)
Net adjustments	$27	$21	$140	$106

For the three months ended September 30, 2022, favorable cumulative catch-up margin adjustments were related to contract incentives on the Columbia class (SSBN 826) submarine program. During the same period, the unfavorable cumulative catch-up margin adjustments were related to lower risk retirement on the Virginia class (SSN 774) submarine program.

For the nine months ended September 30, 2022, favorable cumulative catch-up margin adjustments were related to contract incentives on the Columbia class (SSBN 826) submarine program and higher risk retirement on USS Fort Lauderdale (LPD 28), Bougainville (LHA 8), and Harrisburg (LPD 30). During the same period, the unfavorable cumulative catch-up margin adjustments were related to lower risk retirement on the RCOH of USS George Washington (CVN 73).

For the three months ended September 30, 2021, no favorable or unfavorable cumulative catch-up margin adjustments were individually significant.

For the nine months ended September 30, 2021, favorable cumulative catch-up margin adjustments included risk retirement on Bougainville (LHA 8), a contract incentive on USS Jack H. Lucas (DDG 125), and risk retirement on USS Fort Lauderdale (LPD 28). During the same period, no unfavorable cumulative catch-up margin adjustments were individually significant.

Ingalls

	Three Months Ended September 30				Nine Months Ended September 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and service revenues	$623	$628	$(5)	(1)%	$1,912	$1,947	$(35)	(2)%
Segment operating income	50	62	(12)	(19)%	242	233	9	4%
As a percentage of segment sales	8.0%	9.9%			12.7%	12.0%

Sales and Service Revenues

Ingalls revenues for the three months ended September 30, 2022, decreased $5 million, or 1%, from the same period in 2021, primarily driven by lower revenues in the Legend class NSC program and amphibious assault ships, partially offset by higher revenues in surface combatants. Revenues on the Legend class NSC program decreased due to lower volumes on Friedman (NSC 11) and Calhoun (NSC 10). Revenues on amphibious assault ships decreased due to lower volumes on USS Fort Lauderdale (LPD 28), partially offset by higher volumes on LHA 9 (unnamed). Revenues on surface combatants increased due to higher volumes on Thad Cochran (DDG 135) and Telesforo Trinidad (DDG 139), partially offset by lower volumes on Frank E. Petersen Jr. (DDG 121), Jeremiah Denton (DDG 129), and Ted Stevens (DDG 128).

Ingalls revenues for the nine months ended September 30, 2022, decreased $35 million, or 2%, from the same period in 2021, primarily driven by lower revenues in surface combatants and the Legend class NSC program, partially offset by higher revenues in amphibious assault ships. Revenues on surface combatants decreased due to lower volumes on Jeremiah Denton (DDG 129), Frank E. Petersen Jr. (DDG 121), and USS Jack H. Lucas (DDG 125), partially offset by higher volume on Thad Cochran (DDG 135). Revenues on the Legend class NSC program decreased due to lower volumes on Friedman (NSC 11) and Calhoun (NSC 10). Revenues on amphibious assault ships increased due to higher volumes on LHA 9 (unnamed), partially offset by lower volumes on USS Fort Lauderdale (LPD 28) and Bougainville (LHA 8).

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2022, was $50 million, compared with segment operating income of $62 million for the same period in 2021. The decrease was primarily driven by lower risk retirement on Ted Stevens (DDG 128) and Delbert D. Black (DDG 119), partially offset by higher risk retirement on USS Portland (LPD 27).

Ingalls segment operating income for the nine months ended September 30, 2022, was $242 million, compared with segment operating income of $233 million for the same period in 2021. The increase was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses and higher risk retirement on Harrisburg (LPD 30) and USS Fort Lauderdale (LPD 28), partially offset by receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021.

Newport News

	Three Months Ended September 30				Nine Months Ended September 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and service revenues	$1,445	$1,354	$91	7%	$4,268	$4,124	$144	3%
Segment operating income	102	88	14	16%	277	257	20	8%
As a percentage of segment sales	7.1%	6.5%			6.5%	6.2%

Sales and Service Revenues

Newport News revenues for the three months ended September 30, 2022, increased $91 million, or 7%, from the same period in 2021, primarily driven by higher revenues in naval nuclear support services, submarines, and aircraft carriers. Naval nuclear support services revenues increased primarily as a result of higher volumes in submarine and carrier fleet support services. Submarine revenues increased due to higher volumes on the Columbia class (SSBN 826) submarine program and Block V boats of the Virginia class (SSN 774) submarine program, partially offset by lower volumes on submarine services and Block IV boats of the Virginia class (SSN 774) submarine program. Aircraft carrier revenues increased primarily as a result of higher volumes on the RCOH of USS John C. Stennis (CVN 74), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73).

Newport News revenues for the nine months ended September 30, 2022, increased $144 million, or 3%, from the same period in 2021, primarily driven by higher revenues in aircraft carriers, submarines, and naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on the RCOH of USS John C. Stennis (CVN 74), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73).
Submarine revenues increased due to higher volumes on the Columbia class (SSBN 826) submarine program and Block V boats of the Virginia class (SSN 774) submarine program, partially offset by lower volumes on Block IV boats of the Virginia class (SSN 774) submarine program. Naval nuclear support services revenues increased primarily as a result of higher volumes in carrier fleet support services, partially offset by lower volumes in facility maintenance services.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2022, was $102 million, compared with segment operating income of $88 million for the same period in 2021. The increase was primarily due to contract incentives on the Columbia class (SSBN 826) submarine program, partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program.

Newport News segment operating income for the nine months ended September 30, 2022, was $277 million, compared with segment operating income of $257 million for the same period in 2021. The increase was primarily due to contract incentives on the Columbia class (SSBN 826) submarine program and favorable changes in contract estimates from facilities capital and price adjustment clauses, partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program.

Mission Technologies

	Three Months Ended September 30				Nine Months Ended September 30
			2022 vs. 2021				2022 vs. 2021
($ in millions)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and service revenues	$595	$394	$201	51%	$1,785	$890	$895	101%
Segment operating income	14	13	1	8%	48	33	15	45%
As a percentage of segment sales	2.4%	3.3%			2.7%	3.7%

Sales and Service Revenues

Mission Technologies revenues for the three months ended September 30, 2022, increased $201 million, or 51%, from the same period in 2021, primarily due to higher volumes in DFS attributable to the acquisition of Alion in the third quarter of 2021.

Mission Technologies revenues for the nine months ended September 30, 2022, increased $895 million, or 101%, from the same period in 2021, primarily due to higher volumes in DFS attributable to the acquisition of Alion in the third quarter of 2021.

Segment Operating Income

Mission Technologies segment operating income for the three months ended September 30, 2022, was $14 million, compared with segment operating income of $13 million for the same period in 2021. The increase was primarily driven by improved performance in DFS due to the acquisition of Alion in the third quarter of 2021, as well as higher equity income, partially offset by higher amortization of purchased intangible assets in 2022 due to the Alion acquisition.

Mission Technologies segment operating income for the nine months ended September 30, 2022, was $48 million, compared with segment operating income of $33 million for the same period in 2021. The increase was primarily driven by improved performance in DFS due to the acquisition of Alion in the third quarter of 2021, as well as higher equity income, partially offset by higher amortization of purchased intangible assets in 2022 due to the Alion acquisition.

BACKLOG

Total backlog as of September 30, 2022, and December 31, 2021, was approximately $46.7 billion and $48.5 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2022, and December 31, 2021:

	September 30, 2022			December 31, 2021
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$9,698	$1,028	$10,726	$10,216	$792	$11,008
Newport News	11,914	18,675	30,589	11,121	21,198	32,319
Mission Technologies	1,600	3,746	5,346	1,334	3,789	5,123
Total backlog	$23,212	$23,449	$46,661	$22,671	$25,779	$48,450

Approximately 18% of the $48.5 billion total backlog as of December 31, 2021, is expected to be converted into sales in 2022. U.S. Government orders comprised substantially all of the backlog as of September 30, 2022, and December 31, 2021.

Awards

The value of new contract awards during the nine months ended September 30, 2022, was approximately $6.1 billion, including an award for the construction of Telesforo Trinidad (DDG 139).

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

The following table summarizes key components of cash flow provided by operating activities:

	Nine Months Ended September 30		2022 vs. 2021

($ in millions)	2022	2021	Dollars
Net earnings	$456	$424	$32
Depreciation and amortization	269	208	61
Provision for doubtful accounts	(7)	—	(7)
Stock-based compensation	28	19	9
Deferred income taxes	(14)	74	(88)
Loss (gain) on investments in marketable securities	34	(12)	46
Retiree benefits	(99)	(73)	(26)
Trade working capital increase	(502)	(151)	(351)
Net cash provided by operating activities	$165	$489	$(324)
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the nine months ended September 30, 2022 and 2021, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2022, was $165 million, compared with $489 million provided by operating activities for the same period in 2021. The unfavorable change in operating cash flow was primarily due to an unfavorable change in trade working capital, as well as higher payments for income taxes and interest, partially offset by lower contributions to retiree benefit plans. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing credit facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and finance capital expenditures for at least the 12 months beginning October 1, 2022, and beyond such 12-month period based on our current business plan.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022, was $178 million, compared with $1,842 million used in investing activities for the same period in 2021.The change in investing cash was driven by the acquisition of Alion in 2021. For 2022, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 1.5% to 2.0% of annual revenues.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022, was $497 million, compared with $1,396 million provided by financing activities for the same period in 2021. The change in financing cash was primarily due to $1,650 million of proceeds from the incurrence of long term debt in 2021, an increase in the repayment of long-term debt of $300 million, an increase of $7 million in employee taxes on certain share-based payment arrangements, and a $4 million increase in cash dividend payments, partially offset by a decrease of $46 million in common stock repurchases and a decrease of $22 million in debt issuance costs.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30		2022 vs. 2021

($ in millions)	2022	2021	Dollars
Net cash provided by operating activities	$165	$489	$(324)
Less capital expenditures:
Capital expenditure additions	(179)	(216)	37
Grant proceeds for capital expenditures	—	11	(11)
Free cash flow	$(14)	$284	$(298)

Free cash flow for the nine months ended September 30, 2022, decreased $298 million from the same period in 2021, primarily due to an unfavorable change in trade working capital, as well as higher payments for income taxes and interest, partially offset by lower contributions to retiree benefit plans and lower capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2022 and 2021, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2022, $14 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of September 30, 2022, we had no other significant off-balance sheet arrangements.

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
•Our ability to attract and retain a qualified workforce;
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

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered USS Paul Ignatius (DDG 117), USS Delbert D. Black (DDG 119), and Frank E. Petersen Jr. (DDG121) in 2019, 2020, and 2021, respectively. We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Lenah H. Sutcliffe Higbee (DDG 123), USS Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), John F. Lehman (DDG 137), and Telesforo Trinidad (DDG 139).

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS George Washington (CVN 73) arrived at Newport News for the start of its RCOH in August 2017, and USS John C. Stennis (CVN 74) arrived at Newport News for the start of its RCOH in May 2021.

Columbia class (SSBN 826) submarines
Newport News is participating in designing the Columbia class submarine as a replacement for the current aging Ohio class nuclear ballistic missile submarines, which were first introduced into service in 1981. The Ohio class SSBN includes 14 nuclear ballistic missile submarines and four nuclear cruise missile submarines. The Columbia class program plan of record is to construct 12 new ballistic missile submarines. The U.S. Navy has initiated the design process for the new class of submarines, and, in early 2017, the DoD signed the acquisition decision memorandum approving the Columbia class program’s Milestone B, which formally authorizes the program’s entry into the engineering and manufacturing development phase. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. We have been awarded contracts from Electric Boat for integrated product and process development, providing long–lead–time material and advance construction, and construction of the first two boats of the Columbia class (SSBN 826) submarine program. Construction of the first Columbia class (SSBN 826) submarine began in 2020.

Defense and federal solutions ("DFS")
Develops integrated solutions that enable today's connected, all–domain force. Capabilities include: command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance ("C5ISR") systems and operations; the application of artificial intelligence ("AI") and machine learning to battlefield decisions; defensive and offensive cyberspace strategies and electronic warfare ("EW"); and live, virtual, and constructive ("LVC") solutions.

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2022, we delivered USS Fort Lauderdale (LPD 28). We are currently constructing Richard M. McCool Jr. (LPD 29), Harrisburg (LPD 30), and Pittsburgh (LPD 31).

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to interest rates.

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $650 million Term Loan, a $1.5 billion Revolving Credit Facility, and a $1 billion commercial paper program. As of September 30, 2022, we had $325 million outstanding on the Term Loan and no indebtedness outstanding under our Revolving Credit Facility or our commercial paper program. Based on the amounts outstanding under our Term Loan as of September 30, 2022, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $3 million on an annual basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of September 30, 2022, the Company completed the integration of Alion, acquired on August 19, 2021, into its internal controls over financial reporting. Other than the foregoing, there have been no changes in the Company's internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2021 Form 10–K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2,3]
July 1, 2022 to July 31, 2022	30,654	$210.14	30,654	$1,007.7
August 1, 2022 to August 31, 2022	10,794	232.13	10,794	1,005.2
September 1, 2022 to September 30, 2022	24,774	231.14	24,396	999.6
Total	66,222	$221.58	65,844	$999.6
1We purchased an aggregate of 65,844 shares of our common stock in the open market pursuant to our repurchase program and 378 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock rights during the period.
2 From the stock repurchase program's inception through September 30, 2022, we have purchased 13,592,150 shares at an average price of $161.89 per share for a total of $2.2 billion.
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

Date:	November 3, 2022	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)