Form 10-K
period 2022-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2023-02-09
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

As of June 30, 2022, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $8,709 million.

As of February 3, 2023, 39,855,814 shares of the registrant's common stock were outstanding.
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

History and Organization

Huntington Ingalls Industries, Inc. ("HII", the "Company", "we", "us", or "our") is a global, all-domain defense partner, building and delivering the world's most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. For more than a century, our Ingalls Shipbuilding segment ("Ingalls") in Mississippi and Newport News Shipbuilding segment ("Newport News") in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making us America's largest shipbuilder. Our Mission Technologies (formerly named Technical Solutions) segment delivers high-value engineering and technology solutions to enable multi-domain distributed operations in the government and commercial markets. Headquartered in Newport News, Virginia, we employ approximately 43,000 people domestically and internationally.

We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Mission Technologies segment provides a wide range of services and products, including command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance ("C5ISR") systems and operations; the application of artificial intelligence and machine learning to battlefield decisions; defensive and offensive cyberspace strategies and electronic warfare ("CEWS"); unmanned autonomous systems; live, virtual, and constructive training solutions ("LVC"); platform modernization; and critical nuclear operations.

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

Amphibious Assault Ships
We construct amphibious assault ships and expeditionary warfare ships for the U.S. Navy, which include U.S. Navy large deck amphibious assault ships ("LHA") and amphibious transport dock ships ("LPD"), respectively. The LHA is a key component of the Department of the Navy's requirement for Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction, and modernization of LHAs are core to our Ingalls operations. In 2007, we were awarded the construction contract for USS America (LHA 6), the first in a class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We delivered USS Tripoli (LHA 7) in 2020 and are currently constructing Bougainville (LHA 8). In 2022, we were awarded the construction contract for Fallujah (LHA 9).
The LPD program is a long-running production program of expeditionary warfare ships in which we have generated efficiencies through ship-over-ship learning. We delivered USS Fort Lauderdale (LPD 28) in 2022, and we are currently constructing Richard M. McCool Jr. (LPD 29), Harrisburg (LPD 30), and Pittsburgh (LPD 31). In 2022, we were awarded a long-lead time material contract for LPD 32 (unnamed).

Surface Combatants
We are a design agent for, and one of only two companies that constructs, Arleigh Burke class (DDG 51) guided missile destroyers, a class of surface combatant. We have delivered 34 Arleigh Burke class (DDG 51) destroyers to the U.S. Navy, including Lenah H. Sutcliffe Higbee (DDG 123) in 2022, USS Frank E. Petersen Jr. (DDG 121) in 2021, and USS Delbert D. Black (DDG 119) in 2020. In 2013, we were awarded a multi-year contract totaling $3.3 billion for construction of five Arleigh Burke class (DDG 51) destroyers, of which four have been delivered and Jack H. Lucas (DDG 125) is being constructed. In 2018, we were awarded a multi-year contract totaling $5.1 billion for construction of six additional Arleigh Burke class (DDG 51) destroyers. In 2020, we were awarded a contract to construct an additional Arleigh Burke class (DDG 51) destroyer. We are currently constructing Ted Stevens (DDG128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), and Sam Nunn (DDG 133).
National Security Cutters
The U.S. Coast Guard's recapitalization program is replacing aging and operationally expansive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend class NSC, a multi-mission platform we designed and continue to build. We delivered USCGC Stone (NSC 9) to the U.S. Coast Guard in 2020. In 2018, we were awarded long-lead-time material and construction contracts for Calhoun (NSC 10) and Friedman (NSC 11), which are currently under construction.

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

We delivered USS Gerald R. Ford (CVN 78), the first aircraft carrier of the Gerald R. Ford class to the U.S. Navy in 2017. Beginning in 2009, we received contract awards totaling $8.2 billion for construction preparation, detail design, and construction of the second Gerald R. Ford class (CVN 78) aircraft carrier, John F. Kennedy (CVN 79). In addition, we have received awards valued at $15.3 billion for detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and Doris Miller (CVN 81).
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

We are currently performing the RCOH of USS George Washington (CVN 73) and USS John C. Stennis (CVN 74). We believe our position as the exclusive designer and builder of nuclear-powered aircraft carriers, our RCOH performance on the first seven Nimitz class (CVN 68) carriers, our highly trained workforce, the capital-intensive nature of RCOH work, and high barriers to entry due to its nuclear component position us well for RCOH contract awards on the remaining Nimitz class (CVN 68) carriers, as well as future RCOH work on Gerald R. Ford class (CVN 78) aircraft carriers.

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

Design and Construction of Nuclear-Powered Submarines
We are one of only two companies in the United States capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 63 submarines to the U.S. Navy since 1960, comprised of 49 fast attack and 14 ballistic missile submarines. Of the 50 nuclear-powered fast attack submarines currently in active service, 25 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research, and integrated planning.

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

The four submarines of the first block, six submarines of the second block, and eight submarines of the third block of Virginia class (SSN 774) submarines have been delivered. In 2014, the team was awarded a construction contract for the fourth block of ten Virginia class (SSN 774) submarines, which requires production of two submarines per year. The first submarine of the Block IV contract was delivered in 2020, two more submarines of the Block IV contract were delivered in 2022, and the remaining boats are in the manufacturing and outfitting phases of construction.

In 2019, the team was awarded a construction contract for the fifth block of nine Virginia class (SSN 774) submarines, and, in 2021, an option for a 10th submarine was exercised, continuing the two submarines per year production rate. Eight of the Block V boats are in manufacturing and outfitting stages and two of the Block V boats are in the advance procurement phases.

Columbia Class (SSBN 826) Submarines

Newport News is participating in the design and construction of the Columbia class (SSBN 826) submarines as a replacement for the current aging Ohio class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. The Columbia class (SSBN 826) program currently anticipates 12 new ballistic missile submarines. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. We were previously awarded contracts from Electric Boat to begin integrated product and process development and provide long-lead-time material and advance construction for the Columbia class (SSBN 826) program. Contract award for the first two Columbia class submarines (SSBN 826 and SSBN 827) and construction start of the first Columbia class (SSBN 826) submarine occurred in late 2020.

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
Mission Technologies

The Mission Technologies segment includes business groups focused on high-end information technology (“IT”) and mission based solutions for DoD, intelligence, and federal civilian customers; life-cycle sustainment services to the U.S. Navy fleet and other maritime customers; unmanned, autonomous systems; and nuclear management and operations and environmental management services for the Department of Energy ("DoE"), DoD, state and local governments, and private sector companies. The Mission Technologies segment is comprised of four business groups as follows:

Mission Based Solutions

Our mission based solutions businesses are focused on solving national security challenges for the DoD, the intelligence community, and federal civilian agencies around the globe. The group’s expertise includes intelligence, surveillance, and reconnaissance; cyber operations; secure enterprise information technology engineering and operations; advanced modeling, simulation, and training; and logistics management. Our C5ISR solutions deliver actionable intelligence across the globe at hyper speed through mission systems and operations, accelerating decision-making and exploiting foreign threat vulnerabilities. Our CEWS solutions provide full spectrum cyber, electronic warfare, and space capabilities that address today’s rapidly changing, multi-domain global security threats, and anticipated emerging threats. Our LVC solutions designs and executes enterprise simulation and network technologies to prepare warfighters for virtually every conceivable environment they may face in the service to national defense and security.

Unmanned Systems

Our unmanned systems products and services create advanced unmanned maritime solutions for defense, marine research, and commercial applications. Serving customers in more than 30 countries, our unmanned systems group provides design, autonomy, manufacturing, testing, operations, and sustainment of unmanned systems, including unmanned underwater vehicles and unmanned surface vessels.

Fleet Sustainment

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

Customers

Our revenues are primarily derived from the U.S. Government, including the U.S. Navy, the U.S. Coast Guard, the DoD, the DoE, and other federal agencies. In 2022, 2021, and 2020, approximately 82%, 90%, and 88%, respectively, of our revenues were generated from the U.S. Navy.

Intellectual Property

We develop new technologies that are incorporated into the products we produce and services we provide for our customers. We also develop new manufacturing processes and systems-integration technologies and processes that we use to produce our products and to provide services to our customers. In addition to owning intellectual property, we license intellectual property rights to and from other parties. The U.S. Government generally receives non-exclusive licenses to certain intellectual property we develop in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize other parties to use the intellectual property we license to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on multiple factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Note 2: Summary of Significant Accounting Policies in Item 8.

Backlog

As of December 31, 2022 and 2021, our total backlog was approximately $47.1 billion and $48.5 billion, respectively. We expect approximately 22% of backlog at December 31, 2022, to be converted into sales in 2023.

Raw Materials
The most significant material we use is steel. Other materials we use in large quantities include paint, aluminum, pipe, electrical cable, and fittings. All of these materials are currently available in adequate supply. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. For long-term contracts, we generally solicit price quotations for many of our material requirements from multiple suppliers to ensure competitive pricing. While we have not generally been dependent upon any one supply source, we currently have only one supplier for certain component parts as a result of consolidation in the defense industry. We believe these single source suppliers, as well as our overall supplier base, are adequate to meet our foreseeable needs. Any inability to procure the necessary raw materials, components, and other supplies for our products on a timely basis could negatively affect our results of operations, financial condition, or cash flow. In addition, a significant prolonged increase in inflation could negatively impact the cost of raw materials, components, and other supplies. We mitigate some supply risk by negotiating long-term agreements with certain raw material suppliers, and we mitigate inflation risk related to raw material to an extent through price escalation provisions in certain customer contracts.

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

Government Contracting

We are overseen and audited by the U.S. Government and its agencies, including the U.S. Navy's Supervisor of Shipbuilding, the Defense Contract Audit Agency ("DCAA"), and the Defense Contract Management Agency ("DCMA"). These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges.

U.S. Government agencies also evaluate the adequacy of our business systems and processes relative to U.S. Government requirements. Our business systems subject to audit or review include our accounting systems, purchasing systems, government property management systems, estimating systems, earned value management systems, and material management accounting systems. The U.S. Government has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in one or more of our business systems.

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

Our contracts with the U.S. Government sometimes result in Requests for Equitable Adjustments ("REAs"), which represent requests for the U.S. Government to make appropriate adjustments to contract terms, including pricing, delivery schedule, technical requirements, or other affected terms, due to changes to the original contract requirements and resulting delays and disruption for which the U.S. Government is responsible. We submit and negotiate REAs in the ordinary course of business, and large REAs are not uncommon at the conclusion of both new construction and RCOH activities. REAs can result in claims under the Contract Disputes Act of 1978, in cases in which we cannot reach agreement with the U.S. Government.
U.S. Government regulations determine contractor costs that are allowable and therefore recoverable from the government, and certain costs are not allowable and therefore not recoverable. The U.S. Government also regulates the methods by which allowable costs, including overhead, are allocated to government contracts. Costs we incur that are not allowable under the Federal Acquisition Regulation (the “FAR”) or U.S. Cost Accounting Standards (“CAS”) or that are otherwise determined to be unallowable or improperly allocated to a specific contract are not recovered or must be refunded if already reimbursed.
Our business, including contracts with U.S. Government agencies and subcontracts with other prime contractors, is subject to a variety of laws and regulations, including the FAR, the Defense Federal Acquisition Regulation Supplement ("DFARS"), the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, CAS, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, and the Foreign Corrupt Practices Act. A noncompliance determination by a government agency may result in reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment. We are also subject to evolving cyber security and data privacy and protection laws and regulations, which increase our costs and compliance risks and may affect our competitiveness, cause reputational harm, and expose us to damage claims, substantial fines, and other penalties. See Note 7: Revenue under Item 8 and "Risk Factors" in Item 1A for further information regarding our contracts.

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

Subject to certain requirements and limitations, our contracts with the U.S. Navy and the DoE generally provide for indemnity by the U.S. Government for losses resulting from our nuclear operations. For our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators for risk mitigation, and we maintain limited insurance coverage for losses in excess of the coverage of facility operators. See "Risk Factors" in Item 1A for further information regarding nuclear regulatory matters.

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

We believe we are in material compliance with environmental laws and regulations, and historical environmental compliance costs have not been material to our business. We could be affected by new environmental laws or regulations, including any laws and regulations enacted in response to concerns over climate change, other aspects of the environment, or natural resources. We have made investments we believe are necessary to comply with environmental legal requirements, but we expect to incur future capital and operating costs to comply with current and future environmental laws and regulations. We do not currently believe such costs will have a material effect on our financial position, results of operations, or cash flows. See "Risk Factors" in Item 1A and Note 16: Commitments and Contingencies under Item 8 for further information regarding environmental matters.

Competitive Environment

In our business of designing, building, overhauling, and repairing military ships, we primarily compete with General Dynamics and, in the case of certain non-nuclear shipbuilding programs, smaller shipyards. The smaller shipyards sometimes team with large defense contractors. Intense competition related to programs, resources, funding, and long operating cycles are key characteristics of both our shipbuilding business and the shipbuilding defense industry in general. It is common industry practice to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, serve as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding long-term contracts, enable companies that perform well to benefit from a level of program continuity not common in many industries.

We believe we are well-positioned in our shipbuilding markets. Because we are the only company currently capable of building, refueling, and inactivating the U.S. Navy's nuclear-powered aircraft carriers, we believe we are positioned well to be awarded future contracts to perform such activities. Even so, the government periodically revisits whether refueling of nuclear-powered aircraft carriers should be performed in private or public facilities. If a U.S. Government shipyard were to become capable and engaged in the refueling of nuclear-powered aircraft carriers, our market position could be significantly and adversely affected.

While we have competed with another large defense contractor to build large deck amphibious ships, we are currently the only builder of large deck amphibious assault ships and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs. We are also the sole builder of NSCs for the U.S. Coast Guard. We are one of only two companies currently capable of designing and building nuclear-powered submarines for the U.S. Navy, and we are party to long-term teaming agreements with the other company for the production of both Virginia class (SSN 774) fast attack nuclear submarines and Columbia class (SSBN 826) ballistic missile submarines. We are one of only two companies that builds the U.S. Navy's current fleet of Arleigh Burke class (DDG 51) destroyers and are positioned well to be awarded future contracts for surface combatant ships as well.

Our Mission Technologies segment delivers technology based products and solutions to government and commercial markets. Key competitive factors in these markets include technology capabilities, innovative cyber advances and artificial intelligence, the ability to develop and implement complex, integrated solutions; the ability to meet delivery schedules; and cost effectiveness. Our success depends on investments in our people, technologies, and products to meet the evolving needs of our customers. To remain competitive, we must be able to identify emerging technology trends and consistently provide superior service, while understanding customer priorities and maintaining customer relationships.

Our Mission Technologies segment competes domestically and internationally against large aerospace and defense ("A&D") companies, primarily L3 Harris, Amentum, ManTech, Leidos, and, increasingly, small businesses serving the intelligence community. To a lesser extent, our lines of business compete on certain contracts with major prime A&D contractors, including Lockheed Martin, General Dynamics, Northrop Grumman, Raytheon, and Boeing.

Our success depends upon our ability to develop, market, produce, and deliver our products and services at costs consistent with our customers' expectations, as well as our ability to provide the workforce, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency.

Human Capital Resources

We recognize that our employees are our most important resources and serve as the foundation for our ability to achieve financial and strategic objectives. Our employees are critical to driving operational execution, meeting customer expectations, delivering strong financial performance, advancing innovation, and maintaining a strong quality and compliance program. Our leaders believe each employee contributes to our success.
We have approximately 43,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 7,100 engineers and designers and approximately 3,600 employees with advanced degrees. Our workforce contains many third-, fourth-, and fifth-generation employees, and approximately 1,600 employees with more than 40 years of continuous service. Employees in our shipbuilding segments with more than 40 years of continuous service achieve the honor of “Master Shipbuilder.” As of December 31, 2022, we had 1,305 Master Shipbuilders at Newport News and 242 at Ingalls. We also employ more than 7,400 veterans across the enterprise.

In addition, over 1,000 apprentices are enrolled in more than 27 crafts and advanced programs at our two shipbuilding segments. From nuclear pipe welders to senior executives, we employ approximately 4,600 apprentice school alumni at Newport News and Ingalls.

Approximately 45% of our employees are covered by a total of nine collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in April 2024, February 2027, and December 2027. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2026. Approximately 15 Mission Technologies employees in Klamath Falls, Oregon are covered by a collective bargaining agreement that expires in June 2025.

We have not experienced a work stoppage in more than 23 years at Newport News and more than 15 years at Ingalls. We are committed to working effectively with our existing unions and believe our relationship with our represented employees is satisfactory.

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

Recruitment, Training, and Workforce Development - Our three segments hire thousands of employees each year. In 2022, we hired over 7,500 new employees. To help us meet this large demand for talent, we have created, developed, and maintain multiple talent pipelines. One of the key components of our approach to workforce development is to “grow our own.” We operate two apprentice schools, one at Ingalls and one at Newport News. The Newport News Apprentice School was founded in 1919, and the Ingalls Apprentice School was founded in 1952.

The two apprentice schools combined have graduated over 14,250 graduates since their inceptions. The schools are nationally renowned and are critical to training both our craft/trades and technical workforce, as well as developing the future leaders of our company. The Ingalls Apprentice School has partnered with the Mississippi Gulf Coast Community College to permit their apprentices to earn credits toward an associate’s degree. The Newport News Apprentice School has partnered with two community colleges, as well as Old Dominion University, to enable apprentices to earn a bachelor’s degree in Mechanical Engineering, Electrical Engineering, or Modeling & Simulation.

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

We view our workforce development process critical to our success and have developed a robust and effective succession planning process that ensures continuity in our leadership ranks. Since our founding in 2011, we have followed our succession plans 81% of the time when replacing a vacancy in an existing vice president position, and we have filled 82% of newly created vice president positions with internal hires. See "Risk Factors" in Item 1A for further information regarding our human capital resources.

Environmental, Health & Safety (“EH&S”) - The health, safety, and well-being of our employees, together with protection of the environment in the communities in which we operate, is one of our core values and rooted in our culture across the enterprise. We prioritize, manage, and carefully track safety performance and integrate sound environmental, safety, and health practices to make a meaningful difference in every facet of our operations, particularly at our shipbuilding segments and at DoE sites on which Mission Technologies segment employees work.
Safety goals are included in operational metrics under the Newport News and Ingalls compensation programs. We also use a wide variety of training courses, pre-job “Take Five” crew talks, medical surveillance programs, and employee involvement to focus our workforce on EH&S. At Newport News and Ingalls, a key component of our EH&S program is the utilization of health and safety teams, which are comprised of production and maintenance employees and front-line managers whose goal is to educate, engage, and empower our workforce toward a culture that strives to reduce injury, illness, and environmental impacts. We employ programs focused on identifying, reporting, and abating near misses and other programs that aim to recognize, evaluate, and control hazards.

We track multiple metrics related to occupational injuries as one of several methods to monitor our safety performance. One of the key metrics is Total Case Rate (“TCR”), which is the number of Occupational Safety and Health Administration ("OSHA") recordable injuries per 100 equivalent employees. The TCR for Newport News was 5.58 in 2022, 5.64 in 2021, and 4.77 in 2020, and the TCR at Ingalls was 5.67 in 2022, 6.26 in 2021, and 6.35 in 2020. Newport News also tracks Days Away, Restricted or Transferred (“DART”), which is the number of OSHA recordable cases in which the employee is unable to work, cannot work due to a restriction, or can work with a restriction as a result of an injury per 100 equivalent employees. DART at Newport News was 4.86 in 2022, 4.45 in 2021, and 3.41 in 2020. Ingalls tracks two other safety metrics: Lost Time Case Rate (“LTCR”), which is the number of employees that lost work time per 100 employees, and Lost Work Day Rate (“LWDR”), which is the number of lost workdays per 100 full-time employees. The LTCR and LWDR at Ingalls were 2.55 and 73.06, respectively, in 2022, 2.75 and 76.32, respectively, in 2021, and 2.53 and 56.37, respectively, in 2020.

Corporate Values - We operate on a set of values that are shared with all employees: Integrity, Safety, Respect, Engagement, Responsibility, and Performance. "Always doing the right thing" is an essential belief at HII, and the tone starts at the top and permeates through the culture of the company. It is a set of core values, standards, and behaviors that guide employee commitment to the highest ethical standards and serves as the underlying framework for all of our human capital strategies.

Advancing and Celebrating Diversity and Inclusion (“D&I”) - We believe we gain a key competitive advantage by building a workforce community that values contributions and perspectives from a variety of backgrounds, skills, and experiences regardless of race, ethnicity, color, religion, sex, disability, nationality, or other differentiation, and our leaders leverage the differences within their teams. We also believe D&I is vital to our ability to grow and innovate in an ever-changing, fast-paced environment. Our diverse and inclusive workplace encourages different perspectives and ideas, which we believe enables better business decisions. The following are highlights of our D&I program:
•Employee Resource Groups (“ERGs”) are a key component of our corporate culture and an important part of our diversity and inclusion strategy. We currently sponsor 20 ERGs, which represent 10 distinct affinity groups, are employee-led and open to all employees, and include: African American Shipbuilders Association, Asian & Pacific Islander Shipbuilding Association, Hispanic Outreach & Leadership Alliance, Women in Shipbuilding Enterprise, Ingalls Shipbuilders Equality Alliance, Shipbuilders Together Realizing Inclusion, Diversity and Equality, Engaging Employees to Learn Improve Network and Knowledge Share, FitNNS, and the Veterans Employee Resource Groups.
•We have established D&I Councils, which provide strategic direction, guidance, and advocacy for our D&I initiatives and advancements. These councils are led by senior executives and include high-performing employees and leaders from across our enterprise.
•We have a long history of participation in a number of annual national diversity conferences, including Black Engineer of the Year Awards (BEYA), Society of Hispanic Engineers and Professionals (SHPE), Society of Asian Scientists and Engineers (SASE), and Women of Color STEM Conference. These events provide recruitment, recognition, and development opportunities for our diverse workforce.

Employee Engagement - Since 2006, we have conducted an annual anonymous engagement survey of our workforce, both non-represented and represented. Administered and analyzed by an independent third party, the survey results are reviewed by our executive team and other senior leaders at our three segments. The results of this engagement survey are also shared with individual managers and employees, who are then tasked with discussing the results with their teams and working together to set goals and implement actions to improve employee engagement and performance. Approximately 78% of our workforce participated in the 2022 engagement survey. We believe that, at the individual employee level, engagement is about taking ownership of your work and work processes. At the enterprise level, engagement is about creating an inclusive and highly collaborative culture where we all care about and encourage each other’s success, and supporting the opportunity to create more value and transform our business for the future.

Available Information

We maintain a website at the following address: www.hii.com. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website. Accordingly, such information should not be considered part of this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission ("SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our Annual Reports on Form 10–K, our Quarterly Reports on Form 10–Q, and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

In addition, we routinely post on the "Investors" page of our website (www.ir.hii.com) news releases, announcements, and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the "Investors" page of our website and review the information we post on that page.

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
•Our ability to attract, retain, and train a qualified workforce;
•Disruptions impacting global supply, including those attributable to the COVID-19 pandemic and those resulting from the ongoing conflict between Russia and Ukraine;
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

A substantial majority of our business consists of the design, construction, repair, and maintenance of nuclear-powered ships and non-nuclear ships for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. We also provide high-end IT and mission based solutions for DoD, intelligence, and federal civilian customers; life-cycle sustainment services to the U.S. Navy fleet and other maritime customers; unmanned, autonomous systems; and nuclear management and operations and environmental management services for the DoE, DoD, state and local governments, and private sector companies. Substantially all of our revenues in 2022 were derived from products and services sold to the U.S. Government, and we expect this to continue for the foreseeable future. In addition, substantially all of our backlog as of December 31, 2022, was related to products and services deliverable to the U.S. Government. Our U.S. Government contracts are subject to various risks, including customer political and budgetary constraints and processes, changes in customer short-term and long-term strategic plans, the timing of contract awards, significant changes in contract scheduling, recessionary impacts on government spending, intense contract award and funding competition, challenges forecasting costs and schedules for bids on developmental and sophisticated technical work, and contractor suspension or debarment in the event of certain legal or regulatory violations. Any of these factors could affect our business with the U.S. Government, which would have a material adverse effect on our financial position, results of operations, or cash flows.

Significant delays or reductions in appropriations for our programs, changes in customer priorities, and potential contract terminations could have a material adverse effect on our financial position, results of operations, or cash flows.

We are directly dependent upon Congressional funding of U.S. Navy, U.S. Coast Guard, and other federal agency programs. Under the normal legislative process, Congress completes 12 annual appropriations bills each fiscal year to fund the activities of the federal agencies. When Congress is unable to pass appropriations bills before the beginning of a fiscal year, a continuing resolution can be enacted to provide stopgap funding for a specified period of time at a specified rate, often the prior year’s appropriations level. When the U.S. Government operates under a continuing resolution, limitations can be placed on production increases, multi-year procurements, and new program starts, which may result in delays or cancellation of new contract awards. When the U.S. Government fails to enact annual appropriations or a continuing resolution, a full or partial federal government shutdown may occur. A federal government shutdown could, in turn, result in the delay or cancellation of government programs, or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations.

Congress sometimes appropriates funds on an annual fiscal year basis for programs for which the performance period may extend over multiple years. Such programs are funded initially on a partial basis, and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of existing funding on a contract, we may not recover those costs unless and until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased, or reduced as part of the annual budget process or through continuing resolutions or individual supplemental appropriations.

Congressional actions to reduce the federal debt and resulting pressures on federal spending could adversely affect the total funding of individual contracts or funding for individual programs and delay purchasing or payment decisions by our customers. Considerable uncertainty exists regarding how future budget and program decisions will develop and the challenges budget changes will present for the defense industry. It is likely that U.S. Government discretionary spending levels, including defense spending, will continue to be subject to significant pressure. For additional information relating to the U.S. defense budget, see the Business Environment section under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

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

As of December 31, 2022, our total backlog was $47.1 billion, including $22.2 billion in funded backlog. The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based upon performance. In the event of termination of a contract for the U.S. Government's convenience, a contractor is normally able to recover costs already incurred on the contract and profit on incurred costs up to the amount authorized under the contract, but not the profit that would have been earned had the contract been completed. Our unfunded backlog, in particular, contains management’s estimate of revenues expected to be realized on unfunded contracts that may never be realized. Any termination could also result in the cancellation of future work on the related program. A termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination could have a material adverse effect on our financial condition, results of operations, or cash flows.

Changes to Department of Defense business practices could have a material effect on DoD's procurement process and adversely impact our current programs and potential new awards.

Our industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from greater focus on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of defense funding. These initiatives and changes to procurement practices may change the way U.S. Government contracts are solicited, negotiated, and managed, and may impact whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations, and cash flows. Changes in procurement practices favoring incentive-based fee arrangements, different award fee criteria, non-traditional contract provisions, and cost mandates from the government may affect our profitability and the predictability of our profit rates. The U.S. Government is also pursuing alternatives to shift additional responsibility and performance risks to contractors.

For example, the DoD is accelerating development and acquisition of new technologies through rapid acquisition alternatives and procedures, including through other transaction authority agreements (“OTAs”). In recent years, the DoD has increased the frequency and size of OTAs, and we expect this trend to continue in the future. OTAs are exempt from many traditional procurement laws, including the FAR, and may be used, subject to certain conditions, for research, prototype development, and follow-on production for a successful prototype. OTA awards include, in certain instances, that a significant portion of the work under the OTA be performed by a non-traditional defense contractor or that a portion of the cost of the prototype project be funded by non-governmental sources. If we cannot successfully adapt to the DoD’s accelerated acquisition processes or if the DoD significantly increases the use of OTAs with non-traditional defense contractors or increases cost sharing mandates, we may lose new strategic business opportunities in high-growth areas and our future performance and results of operations could be adversely affected.

In addition to the DoD's business practice initiatives, the DCMA and DCAA have implemented cost recovery/cost savings initiatives to prioritize cost recovery/savings. As a result, we have experienced and may continue to experience a higher number of audits and/or lengthened periods of time required to close open audits. Moreover, the thresholds for certain allowable costs, including compensation costs, have been significantly reduced, and the allowability of other types of costs are being challenged, debated, and, in certain cases, modified. Significant changes to the thresholds for allowable costs or the allowability of certain costs could adversely affect our financial position, results of operations, or cash flows.

Competition within our markets or an increase in bid protests may reduce our revenues and market share.

U.S. defense spending levels are uncertain and difficult to predict. A longer term trend in reduced U.S. Navy shipbuilding activity, evidenced by the reduction in fleet size from 566 ships in 1989 to 293 ships as of December 31, 2022, has resulted in workforce reductions but limited infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Five major private United States shipyards, two of which we own, plus many other smaller private shipyards compete for contracts to construct, overhaul, repair, and convert naval vessels. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, compete for funding with each other, as well as with other defense products and services. We expect competition for future shipbuilding programs to be intense.

We compete with another large defense contractor for contracts to build surface combatants, submarines, and large deck amphibious ships, and smaller shipyards have entered the market for surface combatants. We may compete in the future with the same contractor and other shipyards to build new and different classes of ships, as well as ships for which we are currently the sole source, including expeditionary warfare and amphibious assault ships. Moreover, reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our exposure to market competition risk. If we are unable to continue to compete successfully against our current or future competitors, we may generate lower revenues and lose market share, which would negatively impact our financial condition, results of operations, and cash flows and could impact our ability to compete for future defense contracts.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, two existing U.S. Government shipyards may be able to refuel nuclear-powered aircraft carriers if they made substantial investments in facilities, personnel, and training. U.S. Government-owned shipyards currently engage in the refueling, overhaul, and inactivation of Los Angeles class (SSN 688) submarines and are capable of repairing and overhauling non-nuclear ships. If a U.S. Government-owned shipyard became capable of and engaged in the refueling of nuclear-powered aircraft carriers, our financial position, results of operations, or cash flows could be adversely affected.

We also compete in the shipbuilding engineering, planning, and design market with companies that provide engineering support services. Such competition increases the risk we may not be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design, and surface combatant and amphibious assault ship program contracts.

Mission Technologies competes domestically and internationally against large A&D companies, primarily L3 Harris, Amentum, ManTech, Leidos, and, increasingly, small businesses serving the intelligence community. To a lesser extent, our lines of business compete on certain contracts with major prime A&D contractors, including Lockheed Martin, General Dynamics, Northrop Grumman, Raytheon, and Boeing.

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

Contract accounting requires judgments relative to assessing risks, estimating contract revenues and costs, and making assumptions regarding schedule and technical issues. The size and nature of many of our contracts make the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate, and contract for construction of ships that are not completely designed, which subjects our risk assessments, revenue and cost estimates, and assumptions to the variability of the final ship design and an evolving scope of work. Our judgment, estimation, and assumption processes significantly impact our contract accounting, and materially different amounts can result if different assumptions are used or if actual events differ from our assumptions. Future changes in assumptions, circumstances, or estimates may have a material adverse effect on our future financial position, results of operations, or cash flows. See the Contracts section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Our debt exposes us to certain risks.

As of December 31, 2022, we had $2.6 billion of debt under our senior notes, $225 million of debt under our $650 million 3-year term loan (the “Term Loan”), $105 million of revenue bonds, $1.5 billion of additional borrowing capacity under our revolving credit facility (the "Revolving Credit Facility"), and $1 billion of borrowing capacity under our commercial paper program. Our Revolving Credit Facility also allows us to solicit lenders to provide incremental financing capacity in an aggregate amount not to exceed $1 billion, and the indentures governing our senior notes do not limit our incurrence of debt.

Our ability to make payments on and to refinance our current or future indebtedness will depend on our ability to generate cash from operations, financings, or asset sales, which may be subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other unfavorable actions, including reducing financing for working capital, capital expenditures, and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense industry could be impaired. In the event of a default on any of our indebtedness, the lenders who hold such debt could accelerate amounts due, which could potentially trigger a default or acceleration of our other indebtedness.

The interest rates on variable rate indebtedness under our Revolving Credit Facility and Term Loan are based upon the London Interbank Offered Rate (“LIBOR”). In March 2021, LIBOR’s regulator, the U.K. Financial Conduct Authority, announced that the publication of rates for one-week and two-month U.S. Dollar LIBOR maturities and all non-U.S. LIBOR maturities would cease immediately after December 31, 2021, with all other tenors ceasing immediately after June 30, 2023. In anticipation of the cessation of LIBOR as a benchmark interest rate, our Revolving Credit Facility and Term Loan mandate the use of the Secured Overnight Financing Rate (“SOFR”) or, if unavailable, other alternative benchmarks upon termination of LIBOR. We cannot predict the consequences of the benchmark transition from LIBOR to SOFR or another benchmark, but the transition may potentially increase the cost of our variable rate indebtedness.

Business and Operational Risk Factors

Cost growth on flexibly priced contracts that does not result in higher contract price due from customers reduces our profit and exposes us to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Cost growth can occur if expenses to complete a contract increase due to inflation, technical challenges, manufacturing difficulties, delays, workforce-related issues, or inaccurate initial contract cost estimates. Reasons may include labor shortages or reduced productivity, the nature and complexity of the work performed, the timeliness and availability of materials, subcontractor performance or product quality issues, performance delays, availability and timing of customer funding, and natural disasters. A significant increase in contract costs from our original cost estimates on one or more contracts could have a material adverse effect on our financial position, results of operations, or cash flows.

Our ability to recover costs and realize profits on contracts with our U.S. Government customers depends upon the type of contract under which we are performing. Our U.S. Government contracts include firm fixed-price, fixed-price incentive, cost-type, and time and material contracts. Under firm fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, including due to greater than anticipated or a sustained period of higher inflation or unexpected delays, we will generate more or less profit or could incur a loss. Some firm fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based upon our performance. Fixed-price incentive contracts provide for reimbursement of the contractor’s allowable costs, subject to a cost-share limit that impacts the profit on the contract. Cost-type contracts provide for the payment of allowable costs plus a fee up to a ceiling based on the amount that has been funded. Under time and material contracts, we are paid for direct labor hours incurred at specified hourly rates plus material costs. See the Contracts section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for descriptions of the types of contracts that comprise our business.

Approximately 50% of our revenues in 2022 were generated under fixed-price incentive contracts, approximately 44% were generated under cost-type contracts, approximately 3% were generated under time and material contracts, and approximately 3% were generated under firm fixed-price contracts. Fixed price contracts increase the risk that we may not recover all of our costs or will generate less profit or a loss. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to negotiate an increase in contract price with our customers.

U.S. Government contracts can extend for years, and unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in or sustained period of higher inflation, problems with our suppliers, labor market conditions, and cost overruns, can result in the contract price becoming less favorable or even unprofitable to us over time. Higher interest rates resulting from inflationary pressures can also impact the fair value of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and, if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns would adversely impact our results of operations, which are dependent on our ability to maximize our earnings from our contracts, and the potential risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards. In addition, changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, including a reversal or modification of the DoD’s March 2020 increase to the applicable progress payment rate from 80% to 90%, could significantly affect the timing of our cash flows.

From time to time, we may begin performance under an undefinitized contract action with a not-to-exceed price prior to completing contract negotiations in order to support U.S. government priorities. Uncertainties in final contract price, specifications and terms, or loss of negotiating leverage associated with contract definitization may negatively affect our profitability.

Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.

We rely on third parties to provide raw materials, major components and sub-systems, hardware elements, and sub-assemblies for our products and to perform certain services we provide to our customers, and we rely on such third parties to comply with applicable laws and regulations, including various DoD cybersecurity requirements. Disruptions and performance problems from our suppliers and subcontractors, or inconsistencies between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers. Our ability to satisfy our obligations on a timely basis are adversely affected if one or more of our suppliers or subcontractors are unable to provide agreed-upon products or materials or perform agreed-upon services in a timely, compliant, and cost-effective manner, or they otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to meet expectations could also result in our need to transition to alternate parties, which could result in significant incremental cost and delay, or the need for us to provide other supplemental support to our existing suppliers and subcontractors.

Our costs to manufacture our products can increase over the terms of our contracts, including as a result of increases in material costs and wages. Although we may be protected from increases in material costs through cost escalation provisions, the difference in basis between our actual material costs and industry indices may expose us to cost recovery risk. Our bids for longer-term firm fixed-price contracts typically include assumptions for labor and other contract costs that historically have been sufficient to cover cost increases over the period of performance. If, however, recent inflationary conditions continue over the long-term, our cost assumptions may not be sufficient to cover potential contract cost growth. In addition, significant delays in deliveries of key raw materials, which may occur as a result of shortage or pricing, could have a material adverse effect on our financial position, results of operations, or cash flows.

In some cases, only one supplier may exist for certain components and parts required to manufacture our products. The inability of a sole source supplier to provide a necessary component or part on a timely, compliant, and cost-effective basis could increase our contract cost and affect our ability to satisfy our contract obligations.

Our procurement practices are intended to provide materials and services that meet contract specifications and to reduce the likelihood of our procurement of unauthorized, non-compliant, or deficient materials and services. We rely on our subcontractors and suppliers to comply with applicable laws, regulations, and the obligations set forth in the HII Supplier Code of Conduct. We rely on representations and certifications from our subcontractors and suppliers regarding such compliance, and we conduct technical assessments, inspections, and audits, as necessary, with subcontractors and suppliers. Notwithstanding the actions we take to mitigate the risk of receiving non-compliant materials and services, subcontractors and suppliers sometimes provide us with unauthorized, non-compliant, or deficient materials and services. Such unauthorized, non-compliant or deficient materials or services can increase our contract costs and impact our ability to satisfy our contract obligations to our customers.

We depend on the recruitment and retention of qualified personnel, and our failure to attract, train and retain such personnel could seriously harm our business.

Due to the specialized nature of our business, our performance is dependent upon our ability to identify, attract and retain a workforce with the requisite skills in multiple areas, including: engineering, nuclear, trades and crafts, manufacturing, information technology, and cybersecurity. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition.

To the extent we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the short and long-term transfer of critical knowledge and skills. Competition for talent is intense, and this may affect our ability to successfully attract or retain personnel with the requisite skills or clearances. We increasingly compete with commercial technology companies outside of the shipbuilding and defense industry for qualified technical positions. To the extent that these companies grow at a faster rate or face fewer cost and product pricing constraints, they may be able to offer more attractive compensation and other benefits to candidates, including in the recruitment of our existing employees. In cases where the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting, or training costs to attract and retain such employees. We could experience difficulty performing our contracts and executing on new or growing programs if we have a shortage of skilled employees or we experience recruiting challenges. We also must manage leadership development and succession planning throughout our business. While we have processes in place for management transition and the transfer of knowledge and skills, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel, or transfer knowledge and skills, could significantly impact our ability to perform under our contracts and compete for new contracts.

Many of our contracts include performance obligations that incorporate innovative designs and state-of-the-art manufacturing expertise, include new technologies, or are dependent upon factors not wholly within our control, and failure to meet performance expectations could adversely affect our profitability and future prospects.

We design, develop, and manufacture products and provide services that often involve innovative designs, new technologies, and complex manufacturing processes. Problems and delays with product development, technology implementation, manufacturing, or subcontractor components or services can impact our contract performance.

First-in-class ships, also known as lead ships, usually include new technologies supplied by the U.S. Navy or other contractors or developed by us. Problems associated with development or implementation of these new technologies or design changes in the construction process can lead to delays in the design and construction schedule. The risks associated with new technologies or design changes during construction can both increase the cost of a ship and delay delivery.

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

Our suppliers and subcontractors are also subject to natural and environmental disasters that could affect their ability to deliver products or services or otherwise perform their contracts. Performance failures by our subcontractors or suppliers due to natural or environmental disasters may adversely affect our ability to perform our contracts, which could reduce our profitability in the event damages or other costs are not recoverable from the subcontractor or supplier, the customer, or insurers. Such events could also result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

We face risks related to health epidemics, pandemics, and similar outbreaks.

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the global health crisis of COVID-19. Such risks include disruptions or restrictions on our employees’ ability to work or work effectively, temporary closures of our facilities or the facilities of our customers or suppliers, delays in supplier deliveries, and delays in customer contract awards. We experienced higher employee absentee rates as a result of COVID-19, which increased our costs and generated delay and disruption, impacted our performance on our contracts, and degraded our financial performance. We could incur similar impacts in the future, in connection with

COVID-19 or other health epidemics, pandemics, or similar outbreaks, and related cost increases may not be fully recoverable under our contracts or adequately covered by insurance, which could impact our profitability.

The COVID-19 health crisis also created challenges for our suppliers relative to their workforces, access to necessary components, materials, and other supplies at reasonable prices, and access to support services, such as shipping and transportation. These challenges have impacted the ability of suppliers to provide agreed-upon goods and services in a timely, compliant, and cost-effective manner. We may in the future incur additional costs and performance challenges, including as a result of higher prices, schedule delays, or the need to identify and develop alternative suppliers.

While we are not currently subject to any vaccine mandate, we continue to encourage each of our employees to be fully vaccinated against COVID-19. To the extent we become subject to a vaccine mandate in the future, our implementation of the mandate could result in employee attrition, including attrition of critical skilled labor, and difficulty meeting future labor requirements. If attrition is significant, our operations and ability to execute our contracts could be materially impacted. In addition, our subcontractors and suppliers who become subject to a vaccine mandate could be impacted by an inability to comply or loss of personnel, which could disrupt subcontractor or supplier performance or deliveries, and negatively impact our business.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

Approximately 45% of our employees are covered by a total of nine collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in April 2024, February 2027, and December 2027. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite DoE site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2026. Approximately 15 Mission Technologies employees in Klamath Falls, Oregon are covered by a collective bargaining agreement that expires in June 2025.

Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. While we believe we maintain satisfactory relationships with our represented workers, it is possible we may experience difficulties renegotiating expiring collective bargaining agreements. We have experienced in the past work stoppages, strikes, and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, we could incur additional expenses or work delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

We could be negatively impacted by security threats, including cyber security threats, and related disruptions.

As a defense contractor, we rely on our information technology infrastructure to process, transmit, and store electronic information, including classified and other sensitive information of the U.S. Government. While we maintain stringent information security policies and protocols and implement security controls and complementary cyber security technologies in compliance with industry requirements, we face substantial cyber security threats to our information technology infrastructure, including threats to our and the U.S. Government's proprietary and classified information from advanced nation state threat actors, sophisticated cybercrime syndicates, hacktivists, and insiders. Such cyber security threats include security breaches (whether through cyber attack, cyber intrusion or insider threat) via the internet; malicious software, including ransomware; computer viruses; attachments to emails; persons inside our organization or with access to systems inside our organization; subcontractors or suppliers; or other significant disruptions of our information technology networks and related systems or those of our suppliers or subcontractors.

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches of our information technology can be expected to lead to the following types of adverse consequences: losses or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; financial costs and liabilities; protracted interruptions in our operations and performance; significant recovery and restoration expenses, degraded performance on existing contracts, the misuse of our products; and exposure to reputational damage, potential liability, or the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, any of which could have a material adverse effect on our operations, financial position, results of operations, or cash flows.

While we implement countermeasures to address the risks posed by cyber security threats, external and internal threat actors continuously seek to evade our cyber security countermeasures to gain unauthorized and unlawful access to our information technology infrastructure, assets, and data, both on premises and in the cloud. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and cyber intrusions or disruptions, regularly occur and will continue to occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target. Accordingly, we are not always able to anticipate these techniques or to implement adequate security barriers or other preventative measures.

Our suppliers, subcontractors, and other business partners also face cyber security and other security threats. Although we undertake cooperative efforts with our customers, suppliers, subcontractors, and other business partners to facilitate their understanding of cyber security threats they face and potential cyber security countermeasures to mitigate potential cyber-attacks, other security threats, and business disruptions, we rely substantially on the safeguards implemented by these organizations, which affects the security of our information. These organizations have varying levels of cyber security expertise and safeguards, and their relationships with U.S. Government contractors increases the likelihood that they are or will be targeted by the same cyber security threats we face.

Our business and financial performance may be adversely affected by threats to our physical security and other events outside our control.

We could encounter threats to our physical security, including our facilities and personnel, and threats from workplace violence, civil unrest, acts of sabotage or terrorism, and other local security issues, any of which could disrupt our business. Such events may require us to incur greater costs for security or to shut down operations for a period of time.

Changes in future business conditions could cause business investments, recorded goodwill, and/or purchased intangible assets to become impaired, resulting in losses and write-downs that would reduce our operating income.

Our business strategy includes strategic business acquisitions and non-controlling investments in businesses. We make acquisitions and investments following careful analysis and due diligence to achieve a desired strategic objective or acquire a desired capability or technology. Acquisitions involve estimates, assumptions, and judgments to arrive at acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our acquisition process and business integration efforts, actual operating results of businesses we acquire or in which we invest may vary significantly from expectations. In such events, we may be required to write down our carrying values of the related goodwill, purchased intangible assets, or investments. In addition, declines in the trading price of our common stock or the market as a whole can result in goodwill and/or purchased intangible asset impairment charges associated with our existing businesses.

As of December 31, 2022, goodwill and purchased intangible assets from prior business acquisitions accounted for approximately 24% and 9%, respectively, of our total assets. We evaluate goodwill values for impairment annually, or when evidence of potential impairment exists. We also evaluate the values of purchased intangible assets when evidence of potential impairment exists. The impairment tests are based on several factors requiring judgments. As a general matter, a significant decrease in expected cash flows or unfavorable changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangible assets.

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

The U.S. Government also has the ability to decrease or withhold contract payments if it determines significant deficiencies exist in one or more of our business systems. The U.S. Government has, in certain instances, withheld contract payments upon its assessment that deficiencies exist with one or more of our business systems, which can have a material impact on the timing of our cash receipts. For example, in August 2022, a Navy Contracting Officer issued a written determination that the Ingalls Shipbuilding Property Management System had a significant deficiency, resulting in a 2% withhold of payments on certain invoices issued under one contract. The withhold will terminate and withheld funds paid to us when the Contracting Officer determines that the significant deficiency has been corrected.

The U.S. Government has, from time to time, recommended that certain of our contract prices be reduced, or that certain costs allocated to our contracts be disallowed, which sometimes involve substantial dollar amounts. In response to U.S. Government audits, investigations, and inquiries, we have also made adjustments from time to time to our contract prices and costs allocated to our government contracts. Such audits, investigations, and inquiries may result in future reductions of our contract prices. Costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded if previously reimbursed.

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

Our operations are subject to and affected by federal, state, and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal, and remediation of certain materials, substances, and wastes used in our operations. Future environmental laws or regulations could also impact us. Increased public awareness and concern regarding global climate change may result in more federal, regional, and/or international requirements to reduce or mitigate global warming, and legislation, international protocols or treaties, or regulation could mandate stricter limits on greenhouse gas emissions. Environmental laws and regulations may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges and/or to decrease the likelihood of accidental hazardous material releases. We expect to incur future capital and operating costs to comply with current and future laws and regulations for environmental protection and remediation, and such costs could be substantial, depending on the future proliferation of environmental requirements and the extent to which we discover currently unknown environmental conditions.

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

Our compliance program includes detailed compliance plans and related compliance controls, policies, procedures, and training designed to prevent and detect misconduct by employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition, and data privacy. From time to time we are impacted by the misconduct of employees and business partners, and we may be impacted in the future by the misconduct of our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors. Moreover, the risk of improper conduct may be expected to increase as we expand our operations into foreign jurisdictions. Any improper actions by our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, could subject us to administrative, civil, or criminal investigations and monetary and non-monetary penalties, including suspension or debarment, which could have a material adverse effect on our financial position, results of operations, or cash flows. Any such improper actions could also cause us significant reputational damage.

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

Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to capitalize and amortize such expenditures over five years. This change reduced our 2022 cash from operations by $102 million, and we estimate it will reduce our 2023 cash from operations by approximately $82 million. The actual impact on 2023 cash from operations will depend on whether and when these provisions are deferred, modified, or repealed by Congress, including any retroactive application to 2022, among other factors.

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

The size, nature, and complexity of our business make it highly susceptible to claims and litigation. We are subject to various administrative, civil, and criminal litigation, environmental claims, income tax proceedings, compliance proceedings, customer claims, and audits and investigations, which can divert financial and management resources and result in fines, penalties, compensatory, treble or other damages, or nonmonetary sanctions. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges. Suspension or debarment would have a material adverse effect on us because of our reliance on government contracts and authorizations. Litigation, claims, or investigations, if ultimately resolved against us, could have a material adverse effect on our financial position, results of operations, or cash flows. Any litigation, claim, audit, or investigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public and make it more difficult for us to compete effectively or acquire adequate insurance in the future. See Note 14: Investigations, Claims, and Litigation in Item 8.

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

Provisions of our Restated Certificate of Incorporation and our Restated Bylaws and our existing contracts with the U.S. Navy may have the effect of discouraging, delaying, or preventing a change of control of our company that may be beneficial to our stockholders and could have a negative impact on our stock price.

Our Restated Bylaws include an exclusive forum requirement for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for such disputes with us or our directors, officers, or employees.

Our Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees, or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery, (iv) any action asserting a claim arising pursuant to any provision of our Certificate of Incorporation or Restated Bylaws, (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the General Corporation Law of the State of Delaware, or (vi) any action governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, which provides for exclusive jurisdiction of the federal courts.

The exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the exclusive forum provision contained in our Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs and liabilities associated with resolving such action in other jurisdictions.

General Risk Factors

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We seek to insure our significant risks and potential liabilities that are insurable, including, among others, property loss from natural disasters, product liability, and business interruption resulting from an insured property loss. In some circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage we can reasonably purchase may not be sufficient to cover the full amount of our actual losses or liabilities, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business can make it difficult to quantify the disruptive impact and loss resulting from such events. Limitations on the availability of insurance coverage may result in substantial uninsured losses, which could have a material adverse effect on our financial position, results of operations, or cash flows. Even in cases for which we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows and cause us to incur significant expense to pursue insurance claims. In addition, in the event of litigation with an insurance carrier, an unfavorable outcome may have a material adverse effect on our financial position, results of operations, or cash flows.

Market volatility and adverse capital market conditions may affect our ability to access cost-effective sources of funding and may expose us to risks associated with the financial viability of suppliers and subcontractors.

The financial markets have recently experienced high levels of volatility and disruption, reducing the availability of credit for certain issuers. We access these markets from time to time to support certain business activities, including funding acquisitions and capital projects and refinancing existing indebtedness. We may also access these markets to acquire credit support for our workers' compensation self-insurance program and letters of credit. A number of factors could cause us to incur higher borrowing costs and experience greater difficulty accessing public and private markets for debt, including disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges.

Tightening capital markets could also adversely affect the ability of our suppliers and subcontractors to obtain financing. Delays in the ability of our suppliers or subcontractors to obtain financing, or the unavailability of financing, could negatively affect their ability to perform their contracts with us and, as a result, our ability to satisfy our contractual obligations. The inability of our suppliers and subcontractors to obtain financing could also result in the need for us to transition to alternate suppliers and subcontractors, which could result in us incurring significant incremental costs and delays.

If we fail to manage acquisitions, equity investments, and other transactions successfully or if acquired businesses or equity investments fail to perform as expected, our financial results, business, and future prospects could be harmed.

As part of our business strategy, we identify and evaluate potential acquisitions and investments. When evaluating such transactions, we make significant judgments regarding the values of business opportunities, technologies, and other assets, the risks and costs of potential liabilities, and the future prospects of strategic acquisitions. We often compete with other potential buyers for the same opportunities. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies; negotiate transaction terms; complete and close complex transactions; integrate acquired companies and employees; and realize anticipated operating synergies efficiently and effectively. Acquisition, joint venture, and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified or identified but un-indemnified or uninsured pre-closing liabilities could affect our future financial results, particularly through successor liability under procurement laws and regulations, such as the False Claims Act or Truth in Negotiations Act, anti-corruption, environmental, tax, import-export, and technology transfer laws, which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation, and other liabilities. Any of the foregoing could adversely affect our business and results of operations.

Joint ventures and other non-controlling investments operate under shared control with other parties. These investments typically include many of the same risks and uncertainties as we do, but may also expose us to additional risks not present if we retained full control. A joint venture partner may have economic or other business interests that are inconsistent with our interests, and we may be unable to prevent strategic decisions that may adversely affect our business, financial condition, and results of operations. We also could be adversely affected by, or liable for, actions taken by joint ventures that we do not control, including violations of anti-corruption, import and export, taxation, and anti-boycott laws.

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

ITEM 2. PROPERTIES

Our principal properties are located in Pascagoula, Mississippi; Fairfax, Hampton, McLean, Newport News, Suffolk, and Virginia Beach, Virginia; and Washington, D.C.
Ingalls - The primary properties comprising our Ingalls operating segment are located in Pascagoula, Mississippi.

Our Pascagoula shipyard facilities are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. This shipyard offers a collection of manufacturing capabilities, including a 660-ton gantry crane and a Land Based Test Facility. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 44 years of the lease and beyond.

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

Mission Technologies - The properties comprising our Mission Technologies operating segment are located throughout the United States, United Kingdom, and Australia. Our Mission Technologies headquarters are located in Fairfax and McLean, Virginia, and Mission Technologies leases properties related to its operations in approximately 51 locations, consisting of both corporate support locations and contract performance locations. Mission Technologies also has employees working at customer sites throughout the United States and in other countries.

As of December 31, 2022, Mission Based Solutions had major operations in Annapolis and Hanover, Maryland; Syracuse, New York; Beavercreek and Dayton, Ohio; and Alexandria, Virginia. Fleet Sustainment had operations in Portsmouth, New Hampshire; Philadelphia, Pennsylvania; and Suffolk and Virginia Beach, Virginia. Unmanned Solutions had operations in Pocasset, Massachusetts and Hampton, Virginia, and Nuclear and Environmental had operations in Los Alamos, New Mexico; Aiken, South Carolina; and Newport News, Virginia.

We maintain a robust capital sustainment and maintenance program and believe our physical facilities and equipment are generally well maintained, in good operating condition, and satisfactory for our current needs. We have undertaken substantial capital expenditure programs at our Ingalls and Newport News segments intended to increase our competitiveness and enable us to meet future obligations under our growing shipbuilding program backlog.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 14: Investigations, Claims, and Litigation in Item 8.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "HII".

Stockholders

The approximate number of our common stockholders was 13,278 as of February 3, 2023.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders is currently scheduled to be held on May 2, 2023, through a virtual format.

Stock Performance Graph
The following graph compares the total return on a cumulative basis of $100 invested in our common stock on January 1, 2018, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Select Index.

Total Stockholder Returns
Index Value ($)
200
175
150
125
100
75
50
1/1/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1,2]
October 1, 2022 to October 31, 2022	7,631	$230.49	7,631	$997.8
November 1, 2022 to November 30, 2022	24,320	228.46	24,320	992.3
December 1, 2022 to December 31, 2022	15,760	230.57	15,760	988.6
Total	47,711	$229.48	47,711	$988.6
1 From the stock repurchase program's inception through December 31, 2022, we have purchased 13,639,861 shares at an average price of $162.13 per share for a total of $2.2 billion.
2 In October 2012, we commenced our stock repurchase program. In November 2019, we announced an increase in the stock repurchase program to $3.2 billion and an extension of the term to October 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read along with the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, as well as Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Environment

We continue to see uncertainty in the economy, our industry, and our company, with challenges for customers and suppliers, labor shortages, supply chain challenges, and inflation, among other impacts.

U.S. Government Contracts - Long-term uncertainty exists with respect to overall levels of defense spending across the future years' defense plan, and it is likely that U.S. Government discretionary spending levels will continue to be subject to significant pressure.

The fiscal year 2023 budget cycle concluded with the enactment of the National Defense Authorization Act ("NDAA") for fiscal year 2023 on December 23, 2022 and the Consolidated Appropriations Act, 2023 on December 29, 2022. The NDAA broadly supported our shipbuilding programs, including multiyear procurement authority for up to 15 DDG Flight III destroyers, a fleet requirement of no less than 31 operational amphibious warships (LPD/LHD/LHA), including a minimum of 10 amphibious assault ships (LHD/LHA), and bundle acquisition authority for LPD/LHA amphibious warship procurement. Final defense appropriations were included in the Consolidated Appropriations Act and provided funding for three Arleigh Burke class (DDG 51) destroyers, two Virginia class (SSN 774) attack submarines and continued funding for LPD 32 (unnamed) and Fallujah (LHA 9). Additionally, the appropriations measure provided advance procurement funding for LPD 33, LHA 10, and a third Arleigh Burke class (DDG 51) destroyer in fiscal year 2024. The bill also provided funding for the Columbia class (SSBN 826) ballistic-missile submarine program, Gerald R. Ford class (CVN 78) nuclear aircraft carrier programs, and the refueling and complex overhaul ("RCOH") of USS John C. Stennis (CVN 74), as well as funding to support large surface combatant shipyard infrastructure and the submarine industrial base.

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

Political and Economic Environment – The global geopolitical and economic environment continues to be impacted by uncertainty, heightened tensions, and instability. Geopolitical relationships have changed, and are continuing to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability. These global threats persist across all domains, from undersea to space to cyber, and the global market for defense products, services, and solutions is driven by these complex and evolving security challenges. Our current operating environment exists in the broader context of political and socioeconomic priorities and reflects, among other things, the continued impact of and uncertainty surrounding geopolitical tensions, financial market volatility, inflation, a challenging labor market, and the continued threat posed by COVID-19.

In February 2022, Russian forces invaded Ukraine, and the conflict is continuing. In response, the United States and other countries imposed economic and trade sanctions, export controls, and other restrictions. This conflict and the associated sanctions have disrupted the global economy, causing heightened cybersecurity risks, supply chain challenges, higher energy costs, and an exacerbation of existing inflationary pressures. Additionally, and more broadly, tensions with China and changes in international trade policies, including higher tariffs on imported goods and materials, could impact the global market for defense products, services, and solutions.

In addition to price surges in energy, food, and aluminum, an increase in inflation has led to higher costs of various commodities and supplier products. In an era of unanticipated cost increases, the inclusion of mitigation mechanisms, such as economic price adjustment clauses, in our contracts help mitigate certain risks attributable to price inflation. Our bids for longer-term firm fixed-price contracts typically include assumptions for labor and other contract costs that historically have been sufficient to cover cost increases over the period of performance. If, however, recent inflationary conditions continue over the long-term, our cost assumptions may not be sufficient to cover potential contract cost growth or may impact the availability of resources to execute the respective contracts. Management is closely monitoring possible cost impacts with our customers.

The macro labor market continues to present significant challenges, and those challenges continue to impact our operations and our financial performance. We are aggressively responding to the labor market challenges, including utilizing outside leased labor and overtime to mitigate the short-term deficit of employees and implementing aggressive hiring and retention programs. Labor shortages are also impacting our supply chain, resulting in longer lead times for materials, parts, and other supplies, as well as inflationary pressure. Our longer term ability to meet contract requirements, as well as our financial performance, are dependent on our ability to attract and retain a stable skilled workforce.

The Inflation Reduction Act of 2022 ("IRA") was signed into law during the third quarter of 2022 and included provisions for an alternative minimum tax and a one percent excise tax on share repurchases. We anticipate being subject to the excise tax beginning in 2023 and continue to evaluate other provisions of the IRA for their impact on our business.

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

The COVID-19 pandemic has impacted our employees, customers, suppliers, and communities (collectively, “COVID-19 Events”). While costs related to COVID-19 Events are allowable under U.S. Government contracts, our contract financial estimates reflect profit margin impact uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed-price and fixed-price incentive contracts, or may not be adequately covered by insurance. Reinsurers under our property insurance have failed to acknowledge coverage for various losses related to COVID-19, and we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. We also initiated arbitration proceedings against other reinsurers seeking similar relief. The Vermont court dismissed our complaint, and we appealed the decision to the Vermont Supreme Court, which reversed and remanded the lower court’s decision in September 2022, allowing our claim to proceed. No assurance can be provided regarding the ultimate resolution of this matter. See Note 14: Investigations, Claims, and Litigation.

Defense Industry Overview

The United States faces a complex, uncertain, and rapidly changing national security environment. President Biden released his first National Security Strategy (the "NSS") in October 2022. The NSS, which continues the U.S. focus on China as the “pacing challenge” and Russia as an “acute” threat, calls for investments in emerging technologies and modernizing the U.S. military, with a special focus on allies in the Indo-Pacific region and Europe. The Biden Administration also released in October 2022 the public version of its 2022 National Defense Strategy (the "NDS"). Under the NDS, the Indo-Pacific region remains at the heart of U.S. defense planning, and primary focus is placed on the need to sustain and strengthen U.S. deterrence against China. The NDS also takes into account the challenges posed by Russia, including those connected with its invasion of Ukraine, along with threats posed by North Korea, Iran, and violent extremist organizations. Additionally, ‘non-traditional’ threats, such as pandemic disease and climate change, are included in the NDS as part of the national security dialogue. Integrated deterrence, the defining principle of the NDS, seeks to align DoD activities and investments across all theaters, across the full spectrum of conflict, and across all domains, including space and cyberspace, as well as a closer working relationship with the U.S.’s network of allies and partners to deter aggression, exemplified in the Indo-Pacific region by the Australia, U.K., and U.S. AUKUS agreement and the trilateral cooperation agreement with Japan and Korea.

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

The Navy’s force structure goal of 355 ships, identified in the December 2016 Force Structure Assessment and codified in the fiscal year 2018 National Defense Authorization Act, has remained the fleet objective for six years. The Navy and the DoD have been working to develop a successor for the 355-ship force-level goal. The Navy submitted a long-range shipbuilding plan with the fiscal year 2023 budget request, but, instead of providing a single

30-year outlook for shipbuilding, the service issued three separate plans for fiscal year 2023. The Navy crafted low-end and high-end plans based on two separate funding profiles, and a third profile emphasized the building of attack submarines and Columbia class (SSBN 826) nuclear ballistic missile submarines. In 2022, the Navy also delivered its initial, long-range ship maintenance plan, The Framework for Maintenance and Modernization of Naval Vessels, to Congress. The maintenance plan provides a long-range look at upcoming maintenance requirements to better prepare Navy and industry partners for projected workloads. The Navy has struggled with maintenance delays in recent years, and a significant tension exists between maintaining and modernizing the fleet.

The DoD and Navy not only face difficult tradeoffs between modernization priorities, but also tradeoffs about where to take risk across time. The shipbuilding defense industry is capital heavy and skilled labor intensive. The Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by an increasingly fragile supplier base that has trended toward exclusive providers. Inconsistent shipbuilding plans and annual funding uncertainty severely degrade the ability of shipyards to conduct long-term planning and respond to near-term changes in requirements. This ultimately results in longer construction times and increased costs. For example, the high operational tempo of the Navy in recent years has resulted in a backlog of repair work across the fleet. Coupled with the impacts of COVID-19 and increases in new ship construction, many suppliers are experiencing a shortfall in their capacity to perform work and manufacture products. This increased demand is applying stress to already-aging production equipment. The combination of limited suppliers and an increase in workload could increase cost and potentially create schedule slips, impacting American warfighting capability.

Ultimately, a balance will need to be achieved between the competing priorities of upgrading legacy systems for the near-term, developing and procuring the next generation of systems for the mid-term, and investing in emerging technologies that could drive game-changing capabilities in the long-term. Additionally, the U.S. Navy must compete with other budget priorities, including other defense activities, non-defense discretionary spending, supplemental spending for COVID-19 relief and natural disasters, entitlement programs, and other mandatory spending, for a share of federal budget funding. While the impact to our business resulting from these developments remains uncertain, they could have a material impact on current programs, as well as new business opportunities with the DoD. See Risk Factors in Item 1A.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Annual Report on Form 10-K is included in the Glossary of Programs.

CONTRACTS

We generate most of our revenues from long-term U.S. Government contracts for the production of goods and services. Government contracts typically include the following cost elements: direct material, labor and subcontracting costs, and certain indirect costs, including allowable general and administrative expenses. Unless otherwise specified in a contract, costs billed to contracts with the U.S. Government are treated as allowable and allocable costs under the FAR and CAS regulations. Examples of costs incurred by us that are not allowable under the FAR and CAS regulations include certain legal costs, lobbying costs, charitable donations, interest expense, organizational costs, including certain merger and acquisition costs, and advertising costs.

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

Revenue Recognition

Most of our revenues are derived from long-term contracts for the production of goods and services provided to the U.S. Government, which are generally accounted for by recognizing revenues over time using a cost-to-cost measure of progress. In estimating contract costs, we utilize a profit-booking rate based upon performance expectations that incorporate a number of assumptions and estimates regarding risks related to technical requirements, feasibility, schedule, and contract costs. Management performs periodic reviews of the contracts to evaluate the underlying risks, which may increase the profit-booking rate as we are able to mitigate and retire such risks. For the impacts of changes in estimates on our consolidated statements of operations and comprehensive income, see Note 8: Segment Information in Item 8.

Purchase Accounting, Goodwill, and Intangible Assets

We allocate the purchase price of acquired businesses to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. We recognize purchased intangible assets from our business acquisitions at fair value on the acquisition date. Our most significant purchased intangible assets are generally related to customer contracts, including backlog and recompeted contracts. We determine the fair values of those customer related intangible assets based on estimates and judgments, including the amount and timing of expected future cash flows, long-term growth rates, and discount rates.

Goodwill is tested for impairment on an annual basis at each of our reporting units by assessing qualitative factors to determine whether it is more likely than not that the fair value of other intangible asset or the goodwill allocated to the reporting unit is less than its carrying amount. If the qualitative assessment indicates a possible impairment, the carrying value of the asset or reporting unit is compared with its fair value. If the fair value is determined to be less than the carrying value, we record an impairment charge to the reporting unit. We perform tests for impairment of amortizable intangible assets whenever events or circumstances suggest that amortizable intangible assets may be impaired.

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

Income Tax Matters - The evaluation of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, requires judgment. We establish reserves for uncertain tax positions that do not meet the more-likely-than-not recognition threshold, based on the merits of the position. We recognize the amount of a tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, we recognize an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in our tax return. Penalties and accrued interest related to unrecognized tax benefits are recognized as a component of income tax expense. See Note 12: Income Taxes in Item 8. Changes in accruals associated with unrecognized tax benefits are recorded in earnings in the period they are determined.

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

The minimum funding requirements for our qualified pension plans are determined under the Employee Retirement Income Security Act of 1974 ("ERISA"), which is primarily based on the year's expected service cost and amortization of other previously unfunded liabilities. Effective January 1, 2011, we were subject to the funding requirements under the Pension Protection Act of 2006 ("PPA"), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year. PPA also introduced a variety of benefit restrictions that apply if a plan falls below certain funded percentages, as defined by the Internal Revenue Code. In funding our plans, we consider various factors, including the minimum funding requirements, the funded status needed to avoid potential benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated funding levels of each plan.

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

Discount Rate - The assumed discount rate under FAS is used to determine the retirement related benefit plan obligations and expense, and represents the hypothetical rate at which plan benefit obligations could be effectively settled at the measurement date. Consequently, the discount rate can be volatile from year to year. The discount rate assumption is determined for each plan by constructing a hypothetical portfolio of high-quality bonds with cash flows that match the estimated outflows for future benefit payments to determine a single equivalent discount rate. Benefit payments are not only contingent on the terms of a plan but also on the underlying participant demographics, including current age and assumed mortality. We use only bonds that are denominated in U.S. Dollars, are rated Aa or better by nationally recognized statistical rating agencies, have a minimum outstanding issue of $50 million as of the measurement date, and are not callable, convertible, or index-linked.

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

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive loss. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2022, the actual return on assets was approximately (16.1)%, which was less than the expected return assumption of 7.25%. For the year ended December 31, 2022, the weighted average discount rates for our pension and other postretirement benefit plans increased by 247 and 256 basis points, respectively. The differences in asset returns resulted in an actuarial loss of $1,943 million, and the differences in discount rates resulted in an actuarial gain of $2,605 million for the year ended December 31, 2022.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pension expense and obligations:

($ in millions)	Increase (Decrease) in 2023 Expense	Increase (Decrease) in December 31, 2022 Obligations
25 basis point decrease in discount rate	$16	$197
25 basis point increase in discount rate	(6)	(188)
25 basis point decrease in expected return on assets	17
25 basis point increase in expected return on assets	(17)

Assuming an 8.00% expected return on assets assumption, a $50 million pension plan contribution is generally expected to favorably impact the current year expected return on assets by approximately $2 million, depending on the timing of the contribution.

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

Accumulated Other Comprehensive Loss - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive loss, along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 17: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial losses as of December 31, 2022 and 2021 were $678 million and $1,194 million, respectively. The decrease in actuarial losses in 2022 was primarily driven by lower benefit obligations of $2,605 million resulting from higher discount rates used to determine benefit obligations and amortization of previously unrecognized actuarial losses of $32 million, partially offset by asset returns less than expected returns of $1,943 million.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2022 and 2021 were $140 million and $60 million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The change in unrecognized prior service costs (credits) in 2022 resulted from plan amendments and the amortization of previously accumulated prior service costs (credits).

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

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for further information.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
Sales and service revenues	$10,676	$9,524	$9,361	$1,152	12%	$163	2%
Cost of product sales and service revenues	9,236	8,156	7,691	1,080	13%	465	6%
Income from operating investments, net	48	41	32	7	17%	9	28%
Other income and gains, net	1	2	1	(1)	(50)%	1	100%
General and administrative expenses	924	898	904	26	3%	(6)	(1)%
Operating income	565	513	799	52	10%	(286)	(36)%
Interest expense	(102)	(89)	(114)	(13)	(15)%	25	22%
Non-operating retirement benefit	276	181	119	95	52%	62	52%
Other, net	(20)	17	6	(37)	(218)%	11	183%
Federal and foreign income taxes	140	78	114	62	79%	(36)	(32)%
Net earnings	$579	$544	$696	$35	6%	$(152)	(22)%

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

Sales and Service Revenues

Sales and service revenues were comprised as follows:

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
Product sales	$7,283	$7,000	$6,850	$283	4%	$150	2%
Service revenues	3,393	2,524	2,511	869	34%	13	1%
Sales and service revenues	$10,676	$9,524	$9,361	$1,152	12%	$163	2%

2022 - Product sales in 2022 increased $283 million, or 4%, from 2021. Product sales at our Ingalls segment increased $15 million in 2022, primarily as a result of higher volumes in amphibious assault ships and surface combatants, partially offset by lower volumes in the Legend class NSC program. Newport News product sales increased $278 million in 2022, primarily as a result of higher volumes in aircraft carriers and submarines. Mission Technologies product sales decreased $10 million in 2022, primarily as a result of lower volumes in mission based solutions, unmanned systems, and fleet sustainment.

Service revenues in 2022 increased $869 million, or 34%, from 2021. Service revenues at our Ingalls segment increased $30 million in 2022, primarily as a result of higher volumes in amphibious assault ship services. Service revenues at our Newport News segment decreased $83 million in 2022, primarily as a result of lower volumes in aircraft carrier, submarine and naval nuclear support services. Service revenues at our Mission Technologies segment increased $922 million in 2022, primarily as a result of higher volumes in mission based solutions services due to the acquisition of Alion in 2021.

2021 - Product sales in 2021 increased $150 million, or 2%, from 2020. Product sales at our Ingalls segment decreased $105 million in 2021, primarily as a result of lower volumes in the Legend class NSC program and amphibious assault ships, partially offset by higher volumes in surface combatants. Newport News product sales increased $231 million in 2021, primarily as a result of higher volumes in submarines and aircraft carriers. Mission Technologies product sales increased $24 million in 2021, primarily as a result of higher volumes in mission based solutions, partially offset by lower volumes in unmanned systems.

Service revenues in 2021 increased $13 million, or 1%, from 2020. Service revenues at our Ingalls segment decreased $56 million in 2021, primarily as a result of lower volumes in surface combatants and amphibious assault ship services. Service revenues at our Newport News segment decreased $138 million in 2021, primarily as a result of lower volumes in naval nuclear support services. Service revenues at our Mission Technologies segment increased $207 million in 2021, primarily as a result of higher volumes in mission based solutions services due to the acquisition of Alion, partially offset by the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture.
Cost of Sales and Service Revenues

Cost of product sales, cost of service revenues, income from operating investments, net, and general and administrative expenses were as follows:

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
Cost of product sales	$6,225	$5,958	$5,621	$267	4%	$337	6%
% of product sales	85.5%	85.1%	82.1%
Cost of service revenues	3,011	2,198	2,070	813	37%	128	6%
% of service revenues	88.7%	87.1%	82.4%
Income from operating investments, net	48	41	32	7	17%	9	28%
Other income and gains, net	1	2	1	(1)	(50)%	1	100%
General and administrative expenses	924	898	904	26	3%	(6)	(1)%
% of total sales and service revenues	8.7%	9.4%	9.7%
Cost of sales and service revenues	$10,111	$9,011	$8,562	$1,100	12%	$449	5%

Cost of Product Sales

2022 - Cost of product sales in 2022 increased $267 million, or 4%, compared to 2021. Cost of product sales at our Ingalls segment increased $46 million in 2022, primarily as a result of volume increases described above and receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021. Cost of product sales at our Newport News segment increased $241 million in 2022, primarily as a result of volume increases described above. Cost of product sales at our Mission Technologies segment decreased $12 million in 2022, primarily as a result of volume decreases described above and year-to-year variances in contract mix. Cost of product sales related to the Operating FAS/CAS Adjustment decreased $8 million from 2021 to 2022.

Cost of product sales as a percentage of product sales increased from 85.1% in 2021 to 85.5% in 2022, primarily due to lower risk retirement on the Virginia class (SSN 774) submarine program and the RCOH of USS George Washington (CVN 73), and receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021, partially offset by favorable changes in contract estimates from facilities capital and price adjustment clauses, contract incentives on the Columbia class (SSBN 826) submarine program, higher risk retirement on Harrisburg (LPD 30) and USS Fort Lauderdale (LPD 28), as well as a favorable change in the Operating FAS/CAS Adjustment.

2021 - Cost of product sales in 2021 increased $337 million, or 6%, compared to 2020. Cost of product sales at our Ingalls segment decreased $82 million in 2021, primarily as a result of the volume changes described above. Cost of product sales at our Newport News segment increased $65 million in 2021, primarily as a result of submarine volume increases described above, partially offset by impacts related to the performance on Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020. Cost of product sales at our Mission Technologies segment increased $20 million in 2021, primarily due to the higher volumes described above. Cost of product sales related to the Operating FAS/CAS Adjustment increased $334 million from 2020 to 2021.

Cost of product sales as a percentage of product sales increased from 82.1% in 2020 to 85.1% in 2021, primarily due to an unfavorable change in the Operating FAS/CAS Adjustment, lower risk retirement on USS Delbert D. Black (DDG 119), and year-to-year variances in contract mix, partially offset by impacts related to performance on Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020, higher risk retirement on Bougainville (LHA 8), and a contract incentive on Jack H. Lucas (DDG 125).

Cost of Service Revenues

2022 - Cost of service revenues in 2022 increased $813 million, or 37%, compared to 2021. Cost of service revenues at our Ingalls segment increased $30 million in 2022, primarily as a result of higher volumes described above. Cost of service revenues at our Newport News segment decreased $83 million in 2022, primarily as a result of lower volumes described above. Cost of service revenues at our Mission Technologies segment increased $870 million in 2022, primarily as a result of higher volumes described above. Cost of service revenues related to the Operating FAS/CAS Adjustment decreased $4 million from 2021 to 2022.

Cost of service revenues as a percentage of service revenues increased from 87.1% in 2021 to 88.7% in 2022, primarily driven by higher amortization of purchased intangible assets in 2022 due to the Alion acquisition, partially offset by higher operating income driven by the acquisition of Alion in 2021 and a favorable change in the Operating FAS/CAS Adjustment.

2021 - Cost of service revenues in 2021 increased $128 million, or 6%, compared to 2020. Cost of service revenues at our Ingalls segment decreased $46 million in 2021, primarily as a result of the lower volumes described above. Cost of service revenues at our Newport News segment decreased $74 million in 2021, primarily as a result of lower volumes described above. Cost of service revenues at our Mission Technologies segment increased $177 million in 2021, primarily as a result of higher volumes changes described above. Cost of service revenues related to the Operating FAS/CAS Adjustment increased $71 million from 2020 to 2021.

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

2022 - Income from operating investments, net increased $7 million, or 17%, to $48 million in 2022 from $41 million in 2021. The increase resulted from higher equity income from our investment in an unconsolidated ship repair and specialty fabrication joint venture.

2021 - Income from operating investments, net increased $9 million, or 28%, to $41 million in 2021 from $32 million in 2020. The increase resulted from higher equity income from our investment in an unconsolidated ship repair and specialty fabrication joint venture and from our unconsolidated nuclear and environmental joint ventures.

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

2022 - General and administrative expenses in 2022 increased $26 million, or 3%, compared to 2021. This increase was primarily due to higher overhead costs as a result of the acquisition of Alion in 2021 and current state income tax expense, partially offset by favorable changes in non-current state income tax expense.

2021 - General and administrative expenses in 2021 decreased $6 million, or 1%, compared to 2020. This decrease was primarily driven by favorable changes in current state income tax expense, partially offset by unfavorable changes in non-current state income tax expense and higher overhead costs driven by the acquisition of Alion.

Operating Income

We consider operating income an important measure for evaluating our operating performance, and, consistent with industry practice, we define operating income as revenues less the related costs of producing the revenues and general and administrative expenses.

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

The following table reconciles operating income to segment operating income:

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
Operating income	$565	$513	$799	$52	10%	$(286)	(36)%
Operating FAS/CAS Adjustment	145	157	(248)	(12)	(8)%	405	163%
Non-current state income taxes	2	13	4	(11)	(85)%	9	225%
Segment operating income	$712	$683	$555	$29	4%	$128	23%

Segment Operating Income

2022 - Segment operating income in 2022 was $712 million, compared to $683 million in 2021. The increase was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses, contract incentives on the Columbia class (SSBN 826) submarine program, higher risk retirement on Harrisburg (LPD 30) and USS Fort Lauderdale (LPD 28), higher operating income driven by the acquisition of Alion in 2021, and higher equity income from our investment in an unconsolidated ship repair and specialty fabrication joint venture, partially offset by higher amortization of purchased intangible assets in 2022 due to the Alion acquisition, lower risk retirement on the Virginia class (SSN 774) submarine program and the RCOH of USS George Washington (CVN 73), and receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021.

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

Effective January 1, 2021, we adopted the Safe Harbor methodology for determining CAS pension costs. Under this methodology, the interest rates used to calculate pension liabilities under CAS are consistent with those used in the determination of minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA").

The components of the Operating FAS/CAS Adjustment were as follows:

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
FAS benefit (expense)	$86	$(28)	$(70)	$114	407%	$42	60%
CAS cost	45	52	437	(7)	(13)%	(385)	(88)%
FAS/CAS Adjustment	131	24	367	107	446%	(343)	(93)%
Non-operating retirement benefit	(276)	(181)	(119)	(95)	(52)%	(62)	(52)%
Operating FAS/CAS Adjustment (expense) benefit	$(145)	$(157)	$248	$12	8%	$(405)	(163)%

2022 - The Operating FAS/CAS Adjustment in 2022 was a net expense of $145 million, compared to a net expense of $157 million in 2021. The favorable change was primarily driven by higher interest rates under FAS.

2021 - The Operating FAS/CAS Adjustment in 2021 was a net expense of $157 million, compared to a net benefit of $248 million in 2020. The unfavorable change was primarily driven by the more immediate recognition of higher interest rates under CAS.

We expect the FAS/CAS Adjustment in 2023 to be a net benefit of approximately $81 million (($31) million FAS and $50 million CAS), primarily driven by higher interest rates offset by 2022 asset returns.

We expect the Operating FAS/CAS Adjustment in 2023 to be a net expense of approximately $68 million ($118 million FAS and $50 million CAS), primarily driven by the more immediate recognition of higher interest rates under FAS. The expected FAS/CAS Adjustment is subject to change during 2023, when we remeasure our actuarial estimate of the unfunded benefit obligation for CAS with updated census data and other items later in the year.

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

2022 - Non-current state income tax expense in 2022 was $2 million, compared to $13 million in 2021. The favorable change in non-current state income taxes was primarily driven by a decrease in deferred state income tax expense, largely attributable to research and development expenses that are capitalized and amortized for tax purposes.

2021 - Non-current state income tax expense in 2021 was $13 million, compared to $4 million in 2020. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a decrease in expenses not currently deductible for income tax purposes.

Interest Expense

2022 - Interest expense in 2022 was $102 million, compared to $89 million in 2021. The increase was primarily due to the issuance of senior notes and borrowing under the Term Loan in 2021 to partially fund the Alion acquisition.

2021 - Interest expense in 2021 was $89 million, compared to $114 million in 2020. The decrease was primarily a result of costs associated with the early redemption in 2020 of $600 million aggregate principal amount of our 5.000% senior notes due 2025, partially offset by increased borrowing to fund the acquisition of Alion with the issuance of $400 million aggregate principal amount of 0.670% senior notes due 2023, $600 million aggregate principal amount of 2.043% senior notes due 2028, and a $650 million three-year Term Loan.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

2022 - A favorable change in the non-operating retirement benefit of $95 million from 2021 to 2022 was primarily driven by higher 2021 returns on plan assets.

2021 - A favorable change in the non-operating retirement benefit of $62 million from 2020 to 2021 was primarily driven by higher 2020 returns on plan assets.

Other, Net

2022 - Other, net expense in 2022 was $20 million, compared to other, net income of $17 million in 2021. The decrease was primarily driven by realized and unrealized net investment losses.

2021 - Other, net income in 2021 was $17 million, compared to $6 million with 2020. The increase was primarily driven by an impairment of a loan receivable in 2020.

Federal and Foreign Income Taxes

2022 - Our effective tax rate on earnings from continuing operations was 19.5% in 2022, compared to 12.5% in 2021. The increase in our effective tax rate for 2022 was primarily attributable to income tax benefits recorded in 2021 relating to research and development tax credits for prior periods and a tax loss associated with the sale of our oil and gas business.

2021 - Our effective tax rate on earnings from continuing operations was 12.5% in 2021, compared to 14.1% in 2020. The decrease in our effective tax rate for 2021 was primarily attributable to an increase in research and development tax credits for prior periods and a tax loss associated with the sale of our oil and gas business, partially offset by an increase in unrecognized tax benefits.

SEGMENT OPERATING RESULTS

Basis of Presentation

We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,570	$2,528	$2,678	$42	2%	$(150)	(6)%
Newport News	5,852	5,663	5,571	189	3%	92	2%
Mission Technologies	2,387	1,476	1,268	911	62%	208	16%
Intersegment eliminations	(133)	(143)	(156)	10	7%	13	8%
Sales and service revenues	$10,676	$9,524	$9,361	$1,152	12%	$163	2%
Operating Income
Ingalls	$292	$281	$281	$11	4%	$—	—%
Newport News	357	352	233	5	1%	119	51%
Mission Technologies	63	50	41	13	26%	9	22%
Segment operating income	712	683	555	29	4%	128	23%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(145)	(157)	248	12	8%	(405)	(163)%
Non-current state income taxes	(2)	(13)	(4)	11	85%	(9)	(225)%
Operating income	$565	$513	$799	$52	10%	$(286)	(36)%

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

Cumulative Adjustments

For the years ended December 31, 2022, 2021, and 2020, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Year Ended December 31
($ in millions)	2022	2021	2020
Gross favorable adjustments	$325	$244	$244
Gross unfavorable adjustments	(212)	(129)	(273)
Net adjustments	$113	$115	$(29)

2022 - Favorable cumulative catch-up revenue adjustments included contract incentives on the Columbia class (SSBN 826) submarine program and higher risk retirement on USS Fort Lauderdale (LPD 28), Bougainville (LHA 8), and Harrisburg (LPD 30). Unfavorable cumulative catch-up revenue adjustments included lower risk retirement on the Virginia class (SSN 774) submarine program, the RCOH of USS George Washington (CVN 73), and the construction of John F. Kennedy (CVN 79).

2021 - Favorable cumulative catch-up revenue adjustments included risk retirement on Bougainville (LHA 8), a contract incentive on Jack H. Lucas (DDG 125), and risk retirement on Fort Lauderdale (LPD 28). No unfavorable cumulative catch-up revenue adjustments were individually significant.

2020 - Favorable cumulative catch-up revenue adjustments included risk retirement on USS Delbert D. Black (DDG 119) in connection with its delivery and a capital expenditure contract incentive, naval nuclear support services, the San Antonio class (LPD 17) program, and other individually insignificant adjustments.

Unfavorable cumulative catch-up revenue adjustments were primarily driven by $111 million in the second quarter of 2020 on the Block IV boats of the Virginia class (SSN 774) submarine program, including $95 million for cost and schedule performance and updates to our assumptions for future program efficiencies and performance as a result of cost and schedule trends. Our risk retirement assumptions on Block IV boats anticipated boat-to-boat cost and schedule improvements working down the learning curve, but performance trends, exacerbated by the COVID-19 Events, made those improvements less likely to occur. Unfavorable cumulative catch-up revenue adjustments on the Block IV boats of the Virginia class (SSN 774) submarine program also included $16 million from delay and disruption directly attributable to COVID-19 Events due to lower employee attendance, decreased availability of critical skills, and out-of-sequence work. Unfavorable cumulative catch-up revenue adjustments across all programs resulting from delay and disruption cost estimates for discrete COVID-19 Events were $61 million, including $16 million in relation to the Block IV boats of the Virginia class (SSN 774) submarine program discussed above.

When estimates of total costs to be incurred exceed estimates of total revenue to be earned on a performance obligation related to a complex, construction-type contract, we recognize the entire loss on the performance obligation in the period the loss is determined.

Ingalls

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,570	$2,528	$2,678	$42	2%	$(150)	(6)%
Segment operating income	292	281	281	11	4%	—	—%
As a percentage of segment sales	11.4%	11.1%	10.5%

Sales and Service Revenues

2022 - Ingalls revenues, including intersegment sales, increased $42 million, or 2%, in 2022 compared to 2021, primarily driven by higher revenues in amphibious assault ships and surface combatants, partially offset by lower revenues in the Legend class NSC program. Revenues on amphibious assault ships increased due to higher volumes on Fallujah (LHA 9) and Pittsburgh (LPD 31), partially offset by lower volume on USS Fort Lauderdale (LPD 28) following its delivery. Revenues on surface combatants increased due to higher volumes on Thad Cochran (DDG 135), Sam Nunn (DDG 133), and Telesforo Trinidad (DDG 139), partially offset by lower volumes on

Jeremiah Denton (DDG 129) and USS Frank E. Petersen Jr. (DDG 121). Revenues on the Legend class NSC program decreased due to lower volumes on Friedman (NSC 11) and Calhoun (NSC 10).

2021 - Ingalls revenues, including intersegment sales, decreased $150 million, or 6%, in 2021 compared to 2020, primarily driven by lower revenues in the Legend class NSC program and amphibious assault ships, partially offset by higher revenues in surface combatants. Revenues on the Legend class NSC program decreased due to lower volumes on USCGC Stone (NSC 9) following its delivery. Amphibious assault ship revenues decreased due to lower volumes on Fort Lauderdale (LPD 28), Richard M. McCool Jr. (LPD 29), Harrisburg (LPD 30), and USS Tripoli (LHA 7), partially offset by higher volumes on Pittsburgh (LPD 31) and Fallujah (LHA 9). Surface combatant revenues increased due to higher volumes on Jack H. Lucas (DDG 125), George M. Neal (DDG 131), Jeremiah Denton (DDG 129), and Sam Nunn (DDG 133), partially offset by lower volumes on USS Delbert D. Black (DDG 119) following its delivery and USS Fitzgerald (DDG 62) following its redelivery.

Segment Operating Income

2022 - Ingalls segment operating income in 2022 was $292 million, compared to segment operating income of $281 million in 2021. The increase was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses and higher risk retirement on Harrisburg (LPD 30) and USS Fort Lauderdale (LPD 28), partially offset by receipt of a contract incentive on USS Jack H. Lucas (DDG 125) in 2021.

2021 - Ingalls segment operating income in 2021 was flat compared to 2020.
Newport News

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
Sales and service revenues	$5,852	$5,663	$5,571	$189	3%	$92	2%
Segment operating income	357	352	233	5	1%	119	51%
As a percentage of segment sales	6.1%	6.2%	4.2%

Sales and Service Revenues

2022 - Newport News revenues, including intersegment sales, increased $189 million, or 3%, in 2022 compared to 2021, primarily driven by higher revenues in aircraft carriers and submarines, partially offset by lower revenues in naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on the RCOH of USS John C. Stennis (CVN 74) and the construction of Doris Miller (CVN 81) and Enterprise (CVN 80), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73) and USS Gerald R. Ford (CVN 78). Submarine revenues increased due to higher volumes on the Columbia class (SSBN 826) submarine program and Block V boats of the Virginia class (SSN 774) submarine program, partially offset by lower volumes on Block IV boats of the Virginia class (SSN 774) submarine program. Naval nuclear support service revenues decreased primarily as a result of lower volumes in facility maintenance services, partially offset by higher volumes in submarine fleet support services.
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

Segment Operating Income

2022 - Newport News segment operating income in 2022 was $357 million, compared to segment operating income of $352 million in 2021. The increase was primarily due to favorable changes in contract estimates from facilities capital and price adjustment clauses and contract incentives on the Columbia class (SSBN 826) submarine program, partially offset by lower risk retirement on the Virginia class (SSN 774) submarine program and the RCOH of USS George Washington (CVN 73).

2021 - Newport News segment operating income in 2021 was $352 million, compared to segment operating income of $233 million in 2020. The increase was primarily due to impacts related to performance on Block IV boats of the Virginia class (SSN 774) submarine program and delay and disruption from discrete COVID-19 Events in 2020.

Mission Technologies

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,387	$1,476	$1,268	$911	62%	$208	16%
Segment operating income (loss)	63	50	41	13	26%	9	22%
As a percentage of segment sales	2.6%	3.4%	3.2%

Sales and Service Revenues

2022 - Mission Technologies revenues, including intersegment sales, for the year ended December 31, 2022, increased $911 million, or 62%, compared to 2021, primarily due to higher volumes in mission based solutions attributable to the acquisition of Alion in 2021.

2021 - Mission Technologies revenues, including intersegment sales, for the year ended December 31, 2021, increased $208 million, or 16%, compared to 2020, primarily due to higher volumes in mission based solutions from the acquisition of Alion, partially offset by the divestiture of our oil and gas business and contribution of our San Diego Shipyard to a joint venture.

Segment Operating Income

2022 - Mission Technologies segment operating income for the year ended December 31, 2022, was $63 million, compared to segment operating income of $50 million in 2021. The increase was primarily driven by the acquisition of Alion in 2021 and higher equity income from our investment in an unconsolidated ship repair and specialty fabrication joint venture, partially offset by higher amortization of purchased intangible assets in 2022 due to the Alion acquisition.

2021 - Mission Technologies segment operating income for the year ended December 31, 2021, was $50 million, compared to a segment operating income of $41 million in 2020. The increase was primarily driven by the acquisition of Alion and equity income from nuclear and environmental joint ventures, partially offset by lower performance in unmanned systems and the amortization of Alion purchased intangible assets.

BACKLOG

Total backlog as of December 31, 2022, was approximately $47.1 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$9,231	$3,546	$12,777	$10,216	$792	$11,008
Newport News	11,665	17,742	29,407	11,121	21,198	32,319
Mission Technologies	1,317	3,622	4,939	1,334	3,789	5,123
Total backlog	$22,213	$24,910	$47,123	$22,671	$25,779	$48,450

We expect approximately 22% of the $47.1 billion total backlog as of December 31, 2022, to be converted into sales in 2023. U.S. Government orders comprised substantially all of the backlog as of December 31, 2022 and 2021.

Contract Awards

2022 - The value of new contract awards during the year ended December 31, 2022, was approximately $9.3 billion, including awards for the construction of Fallujah (LHA 9) and Telesforo Trinidad (DDG 139).

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

The following table summarizes key components of cash flow provided by operating activities:

	Year Ended December 31			2022 over 2021		2021 over 2020
($ in millions)	2022	2021	2020	Dollars	Percent	Dollars	Percent
Net earnings	$579	$544	$696	$35	6%	$(152)	(22)%
Depreciation and amortization	366	301	254	65	22%	47	19%
Provision for doubtful accounts	(7)	7	(1)	(14)	(200)%	8	800%
Stock-based compensation	36	33	23	3	9%	10	43%
Deferred income taxes	2	98	23	(96)	(98)%	75	326%
Loss (gain) on investments in marketable securities	25	(19)	(17)	44	232%	(2)	(12)%
Asset impairments	—	—	13	—	—%	(13)	(100)%
Retiree benefits	(127)	(78)	(176)	(49)	(63)%	98	56%
Loss on early extinguishment of debt	—	—	21	—	—%	(21)	(100)%
Trade working capital decrease (increase)	(108)	(126)	257	18	14%	(383)	(149)%
Net cash provided by operating activities	$766	$760	$1,093	$6	1%	$(333)	(30)%

We have historically maintained a capital structure comprised of a mix of equity and debt financing. We vary our leverage both to optimize our equity return and to pursue acquisitions. We expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations and/or through refinancing in the debt markets prior to the maturity dates of our debt.

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for each of the three years in the period ended December 31, 2022, as classified in our consolidated statements of cash flows.

Operating Activities

2022 - Cash provided by operating activities was $766 million in 2022, compared to $760 million in 2021. The $6 million favorable change in operating cash flow was primarily due to lower contributions to retiree benefit plans and favorable changes in trade working capital, partially offset by higher income tax and interest payments. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable.

We expect cash generated from operations in 2023, in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning January 1, 2023 and beyond such 12-month period based on our current business plans.

2021 - Cash provided by operating activities was $760 million in 2021, compared to $1,093 million in 2020. The unfavorable change of $333 million in operating cash flow was primarily due to unfavorable changes in trade working capital, partially offset by lower income tax payments and lower contributions to retiree benefit plans. The change in trade working capital was primarily driven by the timing of payments of accounts payable and receipts of accounts receivable.
Investing Activities

2022 - Cash used in investing activities was $268 million in 2022, a decrease of $1,686 million from 2021. The change in investing cash flow was primarily driven by the acquisition of Alion in 2021.
For 2023, we expect our capital expenditures for maintenance and sustainment to be approximately 1.5% of annual revenues and our discretionary capital expenditures to be approximately 1.5% to 2.5% of annual revenues.

2021 - Cash used in investing activities was $1,954 million in 2021, an increase of $1,195 million from 2020. The change in investing cash flow was driven by the acquisitions of Alion and a non-controlling interest in a specialty fabrication and ship repair joint venture in 2021, partially offset by the acquisition of Hydroid in 2020 and lower capital expenditures and the disposition of our oil and gas business in 2021.

Financing Activities

2022 - Cash used in financing activities in 2022 was $658 million, compared to $1,309 million provided by financing activities in 2021. The change in financing cash was primarily due to a $1,650 million decrease in proceeds from long-term debt, a $375 million increase in the repayment of long-term debt, a $7 million increase in employee taxes on share-based payment arrangements, and a $6 million increase in cash dividend payments, partially offset by a $49 million decrease in common stock repurchases and a $22 million decrease in debt issuance costs.

2021 - Cash provided by financing activities in 2021 was $1,309 million, compared to $103 million provided by financing activities in 2020. The change in financing cash was primarily due to a $1,225 million increase in net proceeds from long-term debt, a $15 million decrease in premiums related to the 2020 early extinguishment of debt, and a $6 million decrease in employee taxes on share-based payment arrangements, partially offset by a $17 million increase in common stock repurchases, a $14 million increase in cash dividend payments, and a $9 million increase in debt issuance costs.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2022	2021	2020
Net cash provided by operating activities	$766	$760	$1,093
Less capital expenditures:
Capital expenditure additions	(284)	(331)	(353)
Grant proceeds for capital expenditures	12	20	17
Free cash flow	$494	$449	$757

2022 - Free cash flow increased $45 million from 2021, primarily due to lower contributions to retiree benefit plans, lower capital expenditures, and favorable changes in trade working capital, partially offset by higher income tax and interest payments.

2021 - Free cash flow decreased $308 million from 2020, primarily due to an unfavorable change in trade working capital, partially offset by lower income tax payments, lower contributions to retiree benefit plans, and lower capital expenditures.

Retirement Related Benefit Plan Contributions

ERISA, including amendments under pension relief legislation, defines the minimum amount we must contribute to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the funded status of the plans. We made the following minimum and discretionary contributions to our pension and other postretirement benefit plans in the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31
($ in millions)	2022	2021	2020
Pension plans
Discretionary
Qualified	$—	$60	$205
Non-qualified	10	9	8
Other benefit plans	31	37	33
Total contributions	$41	$106	$246

We made discretionary contributions to our qualified defined benefit pension plans totaling less than $1 million, $60 million, and $205 million in the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022 and 2021, our qualified pension plans were funded 109% and 102%, respectively, on a FAS basis. As of December 31, 2022 and 2021, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to calculate the respective obligations. We expect our 2023 cash contributions to our qualified defined benefit pension plans to be less than $1 million, all of which we anticipate will be discretionary and which are exclusive of CAS cost recoveries under our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

Other postretirement benefit plan contributions were $31 million, $37 million, and $33 million in 2022, 2021, and 2020, respectively. We expect 2023 contributions to our other postretirement benefit plans to be approximately $35 million, which are exclusive of CAS cost recoveries under our contracts. Contributions for other postretirement benefit plans are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In November 2022, our board of directors authorized an increase in our quarterly cash dividend to $1.24 per share. The board previously increased the quarterly cash dividend to $1.18 per share in November 2021 and $1.14 per share in November 2020. We paid cash dividends totaling $192 million ($4.78 per share), $186 million ($4.60 per share), and $172 million ($4.23 per share) in the years ended December 31, 2022, 2021, and 2020, respectively.

In November 2019, our board of directors authorized an increase to our stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2022, we repurchased 244,561 shares at an aggregate cost of $52 million. For the years ended December 31, 2021 and 2020, we repurchased 544,440 and 390,904 shares, respectively, at aggregate costs of $101 million and $84 million, respectively. The cost of repurchased shares is recorded as treasury stock in the consolidated statements of financial position.

Additional Capital - In 2021, we issued $1 billion aggregate principal amount of senior notes, and we entered into a $650 million 3-year delayed draw term loan. The net proceeds were used to fund a portion of the purchase price for the acquisition of Alion.

In 2021, we amended and restated our existing $1.25 billion credit facility, increasing the capacity thereunder to $1.5 billion and extending the maturity date to five years from signing (the "Revolving Credit Facility"). The Revolving Credit Facility includes a letter of credit subfacility of $300 million.

In 2020, we issued $1 billion aggregate principal amount of senior notes. The net proceeds were intended to be used for general corporate purposes, including debt repayments and working capital.

In 2020, we redeemed $600 million aggregate principal amount of our outstanding senior notes in accordance with the terms of the indenture governing the notes.

We maintain an unsecured commercial paper note program, under which we may issue up to $1 billion of unsecured commercial paper notes.

For a description of our outstanding debt amounts and related restrictive covenants, see Note 13: Debt in Item 8.

Contractual obligations - Our future contractual obligations are related to debt, leases, pension liabilities, unrecognized tax benefits, workers compensation, and purchase obligations. See Note 13: Debt, Note 15: Leases, Note 17: Employee Pension and Other Postretirement Benefits, Note 12: Income Taxes, and Note 2: Summary of Significant Accounting Policies in Item 8 for information about those obligations. Our purchase obligations as of December 31, 2022, were approximately $4,525 million, with approximately $2,451 million expected to be paid in 2023 and $2,074 million thereafter. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of December 31, 2022, future scheduled periodic interest payments on our outstanding long-term debt, including commitment fees that we are obligated to pay on our Revolving Credit Facility, were approximately $437 million, with approximately $101 million expected to be paid in 2023 and $336 million thereafter.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2022, $14 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of December 31, 2022, we had no other significant off-balance sheet arrangements.

GLOSSARY OF PROGRAMS

Included below are brief descriptions of some of the programs discussed in this Annual Report on Form 10-K.

Program Name	Program Description

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. In 2020, we delivered USS Tripoli (LHA 7), and, in 2022, we were awarded a long-lead-time material and construction contract for Fallujah (LHA 9). We are currently constructing Bougainville (LHA 8) and Fallujah (LHA 9).

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered USS Paul Ignatius (DDG 117), USS Delbert D. Black (DDG 119), USS Frank E. Petersen Jr. (DDG 121), and Lenah H. Sutcliffe Higbee (DDG 123) in 2019, 2020, 2021, and 2022, respectively. We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: USS Jack H. Lucas (DDG 125), Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), John F. Lehman (DDG 137), and Telesforo Trinidad (DDG 139).

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

USS Gerald R. Ford class (CVN 78) aircraft carriers
Design and construct the Ford class program, which is the aircraft carrier replacement program for the decommissioned Enterprise (CVN 65) and Nimitz class (CVN 68) aircraft carriers. USS Gerald R. Ford (CVN 78), the first ship of the Ford class, was delivered to the U.S. Navy in the second quarter of 2017. In June 2015, we were awarded a contract for the detail design and construction of John F. Kennedy (CVN 79), following several years of engineering, advance construction, and purchase of long-lead-time components and material. In addition, we have received awards for detail design and construction of Enterprise (CVN 80) and Doris Miller (CVN 81). This category also includes the class' non-recurring engineering. The class is expected to bring improved warfighting capability, quality of life improvements for sailors, and reduced life cycle costs.

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

Mission based solutions	Develops integrated solutions that enable today's connected, all–domain force. Capabilities include: command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance ("C5ISR") systems and operations; the application of artificial intelligence and machine learning to battlefield decisions; defensive and offensive cyberspace strategies and electronic warfare ("CEWS"); and live, virtual, and constructive ("LVC") solutions.

Naval nuclear support services	Provide services to and in support of the U.S. Navy, ranging from services supporting the Navy's carrier and submarine fleets to maintenance services at U.S. Navy training facilities. Naval nuclear support services include design, construction, maintenance, and disposal activities for in-service U.S. Navy nuclear ships worldwide through mobile and in-house capabilities. Services include maintenance services on nuclear reactor prototypes.

Nuclear and environmental services
Supports the national security mission of the Department of Energy ("DoE") through the management and operation of DoE sites, as well as the safe cleanup of legacy waste across the country. We meet our clients' toughest nuclear and environmental challenges and are positioned to serve the growing commercial nuclear power plant decommissioning market. We participate in several joint ventures, including Newport News Nuclear BWXT Los Alamos, LLC (" N3B"), Mission Support and Test Services, LLC ("MSTS"), and Savannah River Nuclear Solutions, LLC ("SRNS"), and we are an integrated subcontractor to Triad National Security. N3B was awarded the Los Alamos Legacy Cleanup Contract at the DoE/National Nuclear Security Administration’s Los Alamos National Laboratory. MSTS was awarded a contract for site management and operations at the Nevada National Security Site. SRNS provides site management and operations at the DoE’s Savannah River Site near Aiken, South Carolina. Triad provides site management and operations at the DoE’s Los Alamos National Laboratory.

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2022, we delivered USS Fort Lauderdale (LPD 28), and we were awarded a long-lead-time material contract for LPD 32 (unnamed). We are currently constructing Richard M. McCool Jr. (LPD 29), Harrisburg (LPD 30), and Pittsburgh (LPD 31).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including those relating to interest rates and inflation.

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $650 million Term Loan, a $1.5 billion Revolving Credit Facility, and a $1 billion commercial paper program. As of December 31, 2022, we had $225 million outstanding on the Term Loan and no indebtedness outstanding under our Revolving Credit Facility or our commercial paper program. Based on the amounts outstanding under our Term Loan as of December 31, 2022, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $2 million on an annual basis.

Inflation - Macroeconomic factors have contributed, and we expect will continue to contribute, to increasing cost inflation for raw materials, components, and supplies. We mitigate some cost inflation risk by negotiating long-term agreements with certain raw material suppliers and incorporating price escalation provisions in customer contracts to the extent possible. We include assumptions of anticipated cost growth in the development of our cost of completion estimates, but if inflationary conditions continue over the long-term, our cost assumptions may not be sufficient to cover all cost escalation or may impact the availability of resources to execute the respective contracts. Persistent cost inflation over the long-term may have an adverse impact on our financial position, results of operations, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue – Long Term Shipbuilding Contracts — Refer to Note 2 and 7 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue on long-term shipbuilding contracts with U.S. Government customers over time as the construction of the ship progresses, because transfer of control to the customer is continuous. Ordinarily the Company’s contracts represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total material costs, labor costs, and profit for the performance obligation. Cost of sales is recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales. For the year ended of December 31, 2022, revenue from long-term shipbuilding contracts was $8.4 billion as compared to total revenue of $10.7 billion.

Given the judgments necessary to estimate total material costs, labor costs, and profit in order to recognize revenue for certain long-term shipbuilding contracts, auditing such estimates required extensive audit effort due to the complexity of the contracts and a high degree of auditor judgment, especially given the limited historical data for certain contracts, when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total material costs, labor costs, and profit in order to recognize revenue for certain long-term shipbuilding contracts included the following, among others:
•We tested the effectiveness of controls over long-term shipbuilding contract revenue, including management’s controls over the estimates of total material costs, labor costs, and profit for performance obligations.
•We developed independent estimates of revenue based on historical profit margins and current year recorded costs. We compared those estimates to revenue recognized by the Company.
•We obtained the population of active contracts during 2022 and assessed the financial and performance risk of the contracts based on our knowledge gained through prior year audits of the Company, industry experience, and ongoing conversations with members of program management regarding the contract performance to identify contracts that we believe were riskier. For those contracts selected, we performed further audit procedures that were tailored to address the specific characteristics of audit interest identified. Procedures performed, among others, included:
◦Read the relevant portions of contracts including any recent contract modifications to understand contract terms, including incentives, fee arrangement, scope of work, and any unusual contract terms.
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
◦Evaluated the estimates of total costs and profit for the performance obligation by:
▪Evaluating management’s ability to achieve the estimated costs and profit by 1) performing inquiries with the business managers and corroborating the information gained from these inquiries with other parties who have detailed knowledge of the contract’s progress, issues being encountered, and overall production status, 2) considering management’s historical performance against estimates, 3) detail testing the appropriateness of the timing of changes in estimates, and 4) considering any contradictory information.
▪Comparing materials cost estimates to purchase orders, supplier contracts, or other source documents.
▪Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.
▪Evaluate the necessity and appropriateness of any constraints applied against any variable consideration, including consideration provided within the contracts for facilities cost of capital.

Goodwill Valuation of the Mission Technologies reporting unit – Refer to Note 2 and 11 to the financial statements

Critical Audit Matter Description

The Company performed a quantitative impairment evaluation of the goodwill for the Mission Technologies reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. The Company’s testing approach utilizes a combination of discounted cash flow analysis and comparative market-based valuation methodologies to determine the fair value of the reporting unit for comparison to its corresponding book value. Estimating the fair value of a reporting unit requires the exercise of significant judgment and assumptions including judgments about expected future cash flows, discount rates and expected long-term growth rates. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.

The goodwill balance was $2.6 billion as of December 31, 2022 of which $1.7 billion related to the Mission Technologies reporting unit.

The Company’s accounting policy is to test for impairment on November 30 of each year. As a result of the quantitative assessment, the Company concluded that the fair value of the Mission Technologies reporting unit exceeded the carrying value by approximately 5%, which resulted in no impairment for the year ended December 31, 2022.

Given the significant judgments made by management to estimate the fair value of the Mission Technologies reporting unit and the difference between its fair value and carrying value, performing audit procedures to test the Company’s estimate of the fair value of the Mission Technologies reporting unit, which included evaluating estimates and assumptions related to forecasted revenues, forecasted earnings before income taxes, depreciation and amortization (“EBITDA”) margins, and the selection of the discount rate and terminal growth rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the forecasted revenues, forecasted EBITDA margins, and the selection of the discount rate and terminal growth rate for the Mission Technologies reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the assumptions used in the fair value models.
•We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of revenue and EBITDA margins by comparing the forecasts to internal communications to management and the Board of Directors and comparing the forecasts to third-party economic and industry data.
•We performed sensitivity analyses to evaluate the risk of impairment if key assumptions are changed.
•We evaluated, with the assistance of our fair value specialists, the reasonableness of the (1) valuation methodology utilized by management, and (2) the selected terminal growth rate and discount rate by performing certain procedures, including:
◦Comparing the valuation methodologies used to generally accepted valuation practices.
◦Evaluating the appropriateness of the Company’s selection of companies in its industry peer group for comparability to the reporting unit.
◦Evaluating the appropriateness of source information used by management to select the terminal growth rate and discount rate used in their models.
◦Developing an independent estimate and compare it to that used by management to evaluate the appropriateness of the conclusion after recalculating the models.
•We evaluated the carrying value of the Mission Technologies reporting unit including the corporate allocations.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 9, 2023

We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 9, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 9, 2023

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2022	2021	2020
Sales and service revenues
Product sales	$7,283	$7,000	$6,850
Service revenues	3,393	2,524	2,511
Sales and service revenues	10,676	9,524	9,361
Cost of sales and service revenues
Cost of product sales	6,225	5,958	5,621
Cost of service revenues	3,011	2,198	2,070
Income from operating investments, net	48	41	32
Other income and gains, net	1	2	1
General and administrative expenses	924	898	904
Operating income	565	513	799
Other income (expense)
Interest expense	(102)	(89)	(114)
Non-operating retirement benefit	276	181	119
Other, net	(20)	17	6
Earnings before income taxes	719	622	810
Federal and foreign income taxes	140	78	114
Net earnings	$579	$544	$696

Basic earnings per share	$14.44	$13.50	$17.14
Weighted-average common shares outstanding	40.1	40.3	40.6

Diluted earnings per share	$14.44	$13.50	$17.14
Weighted-average diluted shares outstanding	40.1	40.3	40.6

Net earnings from above	$579	$544	$696
Other comprehensive income (loss)
Change in unamortized benefit plan costs	436	838	(187)
Other	—	—	2
Tax benefit (expense) for items of other comprehensive income	(112)	(214)	47
Other comprehensive income (loss), net of tax	324	624	(138)
Comprehensive income	$903	$1,168	$558
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2022	2021
Assets
Current Assets
Cash and cash equivalents	$467	$627
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2022 and $9 million as of 2021	636	433
Contract assets	1,240	1,310
Inventoried costs, net	183	161
Income taxes receivable	170	209
Prepaid expenses and other current assets	50	50
Total current assets	2,746	2,790
Property, Plant, and Equipment
Land and land improvements	344	329
Buildings and leasehold improvements	2,805	2,643
Machinery and other equipment	2,122	2,058
Capitalized software costs	246	226
	5,517	5,256
Accumulated depreciation and amortization	(2,319)	(2,149)
Property, plant, and equipment, net	3,198	3,107
Other Assets
Operating lease assets	282	241
Goodwill	2,618	2,628
Other intangible assets, net of accumulated amortization of $881 million as of 2022 and $741 million as of 2021	1,019	1,159
Pension plan assets	600	281
Miscellaneous other assets	394	421
Total other assets	4,913	4,730
Total assets	$10,857	$10,627
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2022	2021
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$642	$603
Accrued employees’ compensation	345	361
Current portion of long-term debt	399	—
Current portion of postretirement plan liabilities	134	137
Current portion of workers’ compensation liabilities	229	252
Contract liabilities	766	651
Other current liabilities	380	423
Total current liabilities	2,895	2,427
Long-term debt	2,506	3,298
Pension plan liabilities	214	351
Other postretirement plan liabilities	260	368
Workers’ compensation liabilities	463	506
Long-term operating lease liabilities	246	194
Deferred tax liabilities	418	313
Other long-term liabilities	366	362
Total liabilities	7,368	7,819
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.5 million issued and 39.9 million outstanding as of December 31, 2022, and 53.4 million issued and 40.0 million outstanding as of December 31, 2021	1	1
Additional paid-in capital	2,022	1,998
Retained earnings	4,276	3,891
Treasury stock	(2,211)	(2,159)
Accumulated other comprehensive loss	(599)	(923)
Total stockholders’ equity	3,489	2,808
Total liabilities and stockholders’ equity	$10,857	$10,627
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2022	2021	2020
Operating Activities
Net earnings	$579	$544	$696
Adjustments to reconcile to net cash provided by operating activities
Depreciation	218	207	191
Amortization of purchased intangibles	140	86	56
Amortization of debt issuance costs	8	8	7
Provision for doubtful accounts	(7)	7	(1)
Stock-based compensation	36	33	23
Deferred income taxes	2	98	23
Loss on early extinguishment of debt	—	—	21
Loss (gain) on investments in marketable securities	25	(19)	(17)
Asset impairments	—	—	13
Change in
Accounts receivable	(196)	58	(70)
Contract assets	70	(126)	22
Inventoried costs	(22)	(25)	11
Prepaid expenses and other assets	20	(88)	(62)
Accounts payable and accruals	6	45	344
Retiree benefits	(127)	(78)	(176)
Other non-cash transactions, net	14	10	12
Net cash provided by operating activities	766	760	1,093
Investing Activities
Capital expenditures
Capital expenditure additions	(284)	(331)	(353)
Grant proceeds for capital expenditures	12	20	17
Acquisitions of businesses, net of cash received	—	(1,643)	(417)
Investment in affiliates	(5)	(22)	—
Proceeds from disposition of business	—	20	—
Other investing activities, net	9	2	(6)
Net cash used in investing activities	(268)	(1,954)	(759)
Financing Activities
Proceeds from issuance of long-term debt	—	1,650	1,000
Repayment of long-term debt	(400)	(25)	(600)
Proceeds from line of credit borrowings	24	—	385
Repayment of line of credit borrowings	(24)	—	(385)
Debt issuance costs	—	(22)	(13)
Premiums and fees related to early extinguishment of debt	—	—	(15)
Dividends paid	(192)	(186)	(172)
Repurchases of common stock	(52)	(101)	(84)
Employee taxes on certain share-based payment arrangements	(14)	(7)	(13)
Net cash provided by (used in) financing activities	(658)	1,309	103
Change in cash and cash equivalents	(160)	115	437
Cash and cash equivalents, beginning of period	627	512	75
Cash and cash equivalents, end of period	$467	$627	$512
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$127	$33	$155
Cash paid for interest	$100	$76	$89
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$12	$6	$7
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	$1	$1,961	$3,009	$(1,974)	$(1,409)	$1,588
Net earnings	—	—	696	—	—	696
Dividends declared ($4.23 per share)	—	—	(172)	—	—	(172)
Stock compensation	—	11	—	—	—	11
Other comprehensive loss, net of tax	—	—	—	—	(138)	(138)
Treasury stock activity	—	—	—	(84)	—	(84)
Balance as of December 31, 2020	1	1,972	3,533	(2,058)	(1,547)	1,901
Net earnings	—	—	544	—	—	544
Dividends declared ($4.60 per share)	—	—	(186)	—	—	(186)
Stock compensation	—	26	—	—	—	26
Other comprehensive income, net of tax	—	—	—	—	624	624
Treasury stock activity	—	—	—	(101)	—	(101)
Balance as of December 31, 2021	1	1,998	3,891	(2,159)	(923)	2,808
Net earnings	—	—	579	—	—	579
Dividends declared ($4.78 per share)	—	—	(192)	—	—	(192)
Stock compensation	—	24	(2)	—	—	22
Other comprehensive income, net of tax	—	—	—	—	324	324
Treasury stock activity	—	—	—	(52)	—	(52)
Balance as of December 31, 2022	$1	$2,022	$4,276	$(2,211)	$(599)	$3,489

The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is a global, all-domain defense partner, building and delivering the world's most powerful, survivable naval ships and technologies that safeguard America's seas, sky, land, space, and cyber. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Mission Technologies. For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making HII America’s largest shipbuilder. The Mission Technologies segment delivers high-value engineering and technology solutions to enable multi-domain distributed operations in the government and commercial services markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-K promulgated by the Securities and Exchange Commission ("SEC"). As used in the Notes to the Consolidated Financial Statements, the terms "HII", and "the Company" refer to HII and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year.

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

For the years ended December 31, 2022, 2021, and 2020, the Company recognized cash grant benefits of $12 million, $20 million, and $17 million, respectively, in other long-term liabilities in the consolidated statements of financial position.

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

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $40 million, $34 million, and $31 million for the years ended December 31, 2022, 2021, and 2020, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Environmental Costs - Environmental liabilities are accrued when the Company determines remediation costs are probable and such costs are reasonably estimable. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are not material. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of December 31, 2022 and 2021, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $209 million and $220 million as of December 31, 2022 and 2021, respectively, and are presented within miscellaneous other assets within the consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Asset Retirement Obligations - Environmental remediation and/or asset decommissioning may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities or other long-term liabilities as appropriate, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and lease restoration obligations. Asset retirement obligations for which the liability's fair value can be reasonably estimated were immaterial as of December 31, 2022 and 2021.

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

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances of $28 million and $22 million were recognized as of December 31, 2022 and 2021, respectively.

Uncertain tax positions meeting the more-likely-than-not recognition threshold, based on the merits of the position, are recognized in the financial statements. The Company recognizes the amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the Company recognizes an expense for the amount of the penalty in the period the tax position is claimed or expected to be claimed in its tax return. Penalties and accrued interest related to unrecognized tax benefits are recognized as a component of income tax expense. Changes in accruals associated with unrecognized tax benefits are recorded in earnings in the period in which they are determined.

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these assets, which have original maturity dates of 90 days or less.

Concentration Risk - The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with reputable financial institutions and limits the amount of credit exposure with any one of them. The Company regularly evaluates the creditworthiness of these financial institutions and mitigates this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty, and monitoring the financial condition of its counterparties.

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

The Company evaluates the recoverability of its property, plant, and equipment when changes in economic circumstances or business objectives indicate the carrying value may not be recoverable. The Company's evaluations include estimated future cash flows, profitability, and other factors affecting fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges.

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

Goodwill and Other Intangible Assets - The Company performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if evidence of potential impairment exists. The Company tests for impairment by assessing qualitative factors to determine whether it is more likely than not that the fair value of other intangible assets or the goodwill allocated to the reporting unit is less than its carrying amount. If the qualitative assessment indicates a possible impairment, the carrying value of the asset or reporting unit is compared with its fair value. If the fair value is determined to be less than the carrying value, the Company records an impairment charge to the reporting unit. Purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives, and the carrying value of these assets is reviewed for impairment when events indicate that a potential impairment may have occurred.

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

Self-Insured Workers' Compensation Plan - The Company's operations are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans and participates in federally administered second injury workers' compensation funds. The Company estimates the liability for claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to liabilities for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 3.88% and 1.47% as of December 31, 2022 and 2021, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $778 million and $785 million as of December 31, 2022 and 2021, respectively.

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

Loan Receivable - The Company holds a loan receivable in connection with the financing of the sale of its previously owned Avondale Shipyard facility. The receivable was carried at amortized cost of $39 million, net of $11 million of loan discount, as of December 31, 2022, and at amortized cost of $36 million, net of $13 million loan discount, as of December 31, 2021. The loan receivable approximates fair value and is recorded in miscellaneous other assets on the consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Retirement Related Benefit Costs - The Company accounts for its retirement related benefit plans on the accrual basis. The measurements of obligations, costs, assets, and liabilities require significant judgment. The costs of benefits provided by defined benefit pension plans are recorded in the period participating employees provide service. The costs of benefits provided by other postretirement benefit plans are recorded in the period participating employees attain full eligibility. The discount rate assumption is defined under GAAP as the rate at which a plan's obligation could be effectively settled. A discount rate is established for each of the retirement related benefit plans at its respective measurement date.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional exceptions to GAAP for certain transactions related to the transition away from The London Interbank Offered Rate (“LIBOR”). The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendment is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. This standard did not impact the Company's financial results or disclosures.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (“ASU 2021-10”). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance was effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. The adoption did not have a material impact on the Company's financial results or disclosures.

Other accounting pronouncements issued but not effective until after December 31, 2022, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS AND DIVESTITURES

Acquisition of Alion

In August 2021, the Company acquired all of the outstanding common stock of Alion Holding Corp., the parent company of Alion Science and Technology Corporation (“Alion”), a technology-driven solutions provider. The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with ASC 805 – “Business Combinations.” The purchase price was $1.79 billion, including $148 million of cash received in the acquisition. In connection with the acquisition, the Company recorded $1,014 million of goodwill, which included the value of Alion's workforce, and $720 million of intangible assets related to customer relationships and existing contract backlog. The goodwill is attributable to operational synergies and growth opportunities and was allocated to the Company's Mission Technologies segment. The acquisition accounting was completed in the third quarter of 2022. See Note 11: Goodwill and Other Intangible Assets. None of the goodwill resulting from this acquisition is expected to be amortizable for tax purposes.

Alion provides advanced engineering and R&D services in the areas of intelligence, surveillance, and reconnaissance, military training and simulation, cyber, data analytics and other next-generation technology based solutions to the DoD and intelligence community customers, with the DoD representing about one-third of current annual revenues.

Pro Forma Financial Information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the acquisition of Alion as if it had occurred on January 1, 2020.

	Year Ended	Pro Forma (Unaudited)
	December 31	Year Ended December 31
($ in millions, except per share amounts)	2022	2021	2020
Sales and service revenues	$10,676	$10,364	$10,453
Net earnings	$579	$539	$648
Basic earnings per share	$14.44	$13.37	$15.96
Diluted earnings per share	$14.44	$13.37	$15.96

These unaudited pro forma results include adjustments related to the acquisition, such as the amortization of acquired intangible assets and interest expense on debt financing.

The unaudited consolidated pro forma financial information was prepared in accordance with GAAP and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results do not reflect events that either have occurred or may occur in the future, including, but not limited to, the anticipated realization of operating synergies in subsequent periods. These results also do not give effect to certain charges that the Company incurred in connection with the acquisition, including, but not limited to, additional professional fees and employee integration.

Divestitures

In February 2021, the Company contributed its San Diego Shipyard business to a joint venture, Titan Acquisition Holdings, L.P. ("Titan"), in exchange for a 10% non-controlling interest. Titan is a leading provider of ship repair and specialty fabrication services to government and commercial customers. The joint venture contribution was completed as part of the Company’s operating strategy. The Company recognized its interest in Titan at fair value, which approximated $83 million. No gain or loss was recognized in the transaction. The Company transferred $22 million to Titan as part of the exchange. The Company's investment in Titan, inclusive of equity earnings and distributions, of $70 million and $87 million as of December 31, 2022, and 2021, respectively, is recorded in miscellaneous other assets in the consolidated statements of financial position.

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

5. STOCKHOLDERS' EQUITY

Common Stock - Changes in the Company's number of outstanding shares for the year ended December 31, 2022, resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 18: Stock Compensation Plans.

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2022, the Company repurchased 244,561 shares at an aggregate cost of $52 million. For the years ended December 31, 2021 and 2020, the Company repurchased 544,440 and 390,904 shares, respectively, at aggregate costs of $101 million and $84 million, respectively. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In November 2022, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.18 per share to $1.24 per share. In November 2021, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.14 per share to $1.18 per share. In November 2020, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.03 per share to $1.14 per share. The Company paid cash dividends totaling $192 million ($4.78 per share), $186 million ($4.60 per share), and $172 million ($4.23 per share) in the years ended December 31, 2022, 2021, and 2020, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive loss refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $599 million and $923 million as of December 31, 2022 and 2021, respectively.

The changes in accumulated other comprehensive loss by component for the years ended December 31, 2022, 2021, and 2020, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2019	$(1,407)	$(2)	$(1,409)
Other comprehensive income (loss) before reclassifications	(279)	2	(277)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service (credit)[1]	(10)	—	(10)
Amortization of net actuarial loss[1]	102	—	102
Tax benefit (expense) for items of other comprehensive income	48	(1)	47
Net current period other comprehensive income (loss)	(139)	1	(138)
Balance as of December 31, 2020	(1,546)	(1)	(1,547)
Other comprehensive income before reclassifications	720	—	720
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	11	—	11
Amortization of net actuarial loss[1]	107	—	107
Tax benefit (expense) for items of other comprehensive income	(215)	1	(214)
Net current period other comprehensive income	623	1	624
Balance as of December 31, 2021	(923)	—	(923)
Other comprehensive income before reclassifications	390	—	390
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	18	—	18
Amortization of net actuarial loss[1]	32	—	32
Settlement gain[1]	(4)	—	(4)
Tax expense for items of other comprehensive income	(112)	—	(112)
Net current period other comprehensive income	324	—	324
Balance as of December 31, 2022	$(599)	$—	$(599)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax expense associated with amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2022, 2021, and 2020, was $12 million, $30 million, and $23 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2022	2021	2020
Net earnings	$579	$544	$696

Weighted-average common shares outstanding	40.1	40.3	40.6
Net effect of dilutive stock options and awards	—	—	—
Dilutive weighted-average common shares outstanding	40.1	40.3	40.6

Earnings per share - basic	$14.44	$13.50	$17.14
Earnings per share - diluted	$14.44	$13.50	$17.14

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million

Restricted Performance Stock Rights ("RPSRs") for each of the years ended December 31, 2022, and 2021, and 0.3 million RPSRs for the year ended December 31, 2020.

7. REVENUE

The following is a description of principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see Note 8: Segment Information. For more detailed information regarding the Company's significant accounting policy for revenue, see Note 2: Summary of Significant Accounting Policies.

U.S. Government Contracts

The Ingalls and Newport News segments generate revenue primarily from performance under multi-year contracts with the U.S. Government, generally the U.S. Navy and U.S. Coast Guard, or prime contractors to contracts with the U.S. Government, relating to the advance planning, design, construction, repair, maintenance, refueling, overhaul, or inactivation of nuclear-powered ships and non-nuclear ships. The period over which the Company performs may extend past five years. The Mission Technologies segment also generates the majority of its revenue from contracts with the U.S. Government, including U.S. Government agencies. The Company generally invoices and receives related payments based upon performance progress no less frequently than monthly.

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

Services - The Mission Technologies segment generates revenue primarily under U.S. Government contracts. Contracts generally are structured using either an Indefinite Delivery/Indefinite Quantity ("IDIQ") vehicle, under which orders are issued, or a standalone contract. Contracts may be fixed-price or cost-type, include variable consideration such as incentives and awards, and structured as task orders under an IDIQ contract vehicle or requirements contract vehicle. In either case, the Company generally performs services over a shorter duration and may continue to perform upon exercise of related period of performance options that are also shorter in duration. The Company’s performance obligations vary in nature and may be stand-ready, in which case the Company responds to the customer’s needs on the basis of its demand, a recurring service, typically recurring maintenance services, or a single performance obligation that does not comprise a series of distinct services.

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

The Company generally recognizes revenue as it satisfies the related performance obligations over time using a cost-to-cost input method to measure performance progress, because, even when the Company has identified a series of services, its cost incurrence pattern generally is not ratable given the complex nature of the services the Company provides. Invoices are issued and related payments are received, on the basis of performance progress, no less frequently than monthly. In addition, many of the Company's U.S. Government services contracts are time and material arrangements. As a result, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company invoices, which corresponds with the value provided to the customer and to which the Company is entitled to payment for performance to date.

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

	Year Ended December 31, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,372	$4,821	$90	$—	$7,283
Service revenues	186	1,026	2,181	—	3,393
Intersegment	12	5	116	(133)	—
Sales and service revenues	$2,570	$5,852	$2,387	$(133)	$10,676
Customer Type
Federal	$2,558	$5,846	$2,221	$—	$10,625
Commercial	—	1	49	—	50
State and local government agencies	—	—	1	—	1
Intersegment	12	5	116	(133)	—
Sales and service revenues	$2,570	$5,852	$2,387	$(133)	$10,676
Contract Type
Firm fixed-price	$8	$14	$277	$—	$299
Fixed-price incentive	2,369	3,009	—	—	5,378
Cost-type	181	2,824	1,725	—	4,730
Time and materials	—	—	269	—	269
Intersegment	12	5	116	(133)	—
Sales and service revenues	$2,570	$5,852	$2,387	$(133)	$10,676

	Year Ended December 31, 2021
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,357	$4,543	$100	$—	$7,000
Service revenues	156	1,109	1,259	—	2,524
Intersegment	15	11	117	(143)	—
Sales and service revenues	$2,528	$5,663	$1,476	$(143)	$9,524
Customer Type
Federal	$2,513	$5,652	$1,310	$—	$9,475
Commercial	—	—	48	—	48
State and local government agencies	—	—	1	—	1
Intersegment	15	11	117	(143)	—
Sales and service revenues	$2,528	$5,663	$1,476	$(143)	$9,524
Contract Type
Firm fixed-price	$33	$41	$205	$—	$279
Fixed-price incentive	2,329	2,913	5	—	5,247
Cost-type	151	2,698	894	—	3,743
Time and materials	—	—	255	—	255
Intersegment	15	11	117	(143)	—
Sales and service revenues	$2,528	$5,663	$1,476	$(143)	$9,524

	Year Ended December 31, 2020
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,462	$4,312	$76	$—	$6,850
Service revenues	212	1,247	1,052	—	2,511
Intersegment	4	12	140	(156)	—
Sales and service revenues	$2,678	$5,571	$1,268	$(156)	$9,361
Customer Type
Federal	$2,674	$5,558	$882	$—	$9,114
Commercial	—	1	245	—	246
State and local government agencies	—	—	1	—	1
Intersegment	4	12	140	(156)	—
Sales and service revenues	$2,678	$5,571	$1,268	$(156)	$9,361
Contract Type
Firm fixed-price	$50	$15	$222	$—	$287
Fixed-price incentive	2,347	2,719	29	—	5,095
Cost-type	277	2,825	465	—	3,567
Time and materials	—	—	412	—	412
Intersegment	4	12	140	(156)	—
Sales and service revenues	$2,678	$5,571	$1,268	$(156)	$9,361

	Year Ended December 31
($ in millions)	2022	2021	2020
Major Programs
Amphibious assault ships	$1,415	$1,328	$1,403
Surface combatants and coast guard cutters	1,138	1,179	1,267
Other	17	21	8
Total Ingalls	2,570	2,528	2,678
Aircraft carriers	3,203	3,073	3,056
Submarines	2,002	1,917	1,727
Other	647	673	788
Total Newport News	5,852	5,663	5,571
Mission based solutions	1,950	1,034	540
Oil and gas services	—	14	235
Other	437	428	493
Total Mission Technologies	2,387	1,476	1,268
Intersegment eliminations	(133)	(143)	(156)
Sales and service revenues	$10,676	$9,524	$9,361

As of December 31, 2022, the Company had $47.1 billion of remaining performance obligations. The Company expects to recognize approximately 22% of its remaining performance obligations as revenue through 2023, an additional 35% through 2025, and the balance thereafter.
Cumulative Catch-up Revenue Adjustments

For the year ended December 31, 2022, net cumulative catch-up revenue adjustments increased operating income by $113 million and increased diluted earnings per share by $2.22. For the year ended December 31, 2021, net cumulative catch-up revenue adjustments increased operating income by $115 million and increased diluted earnings per share by $2.26. For the year ended December 31, 2020, net cumulative catch-up revenue adjustments decreased operating income by $29 million and decreased diluted earnings per share by $0.56.

No individual cumulative adjustment was material to the Company's consolidated statements of operations and comprehensive income for either of the years ended December 31, 2022 and 2021.

Cumulative catch-up revenue adjustments for the year ended December 31, 2020, included unfavorable adjustments of $148 million, relating to Block IV of the Virginia class (SSN 774) submarine program at the Company's Newport News segment, which decreased diluted earnings per share by $2.88. While other unfavorable cumulative catch-up revenue adjustments for the year ended December 31, 2020, were not individually material, cost estimates for discrete delay and disruption from COVID-19 Events drove $61 million of unfavorable cumulative catch-up revenue adjustments across our contracts, including $16 million relating to Block IV of the Virginia class (SSN 774) submarine program, which is included in the $148 million unfavorable adjustments discussed above. For the year ended December 31, 2020, no individual favorable cumulative catch-up revenue adjustment was material to the Company's consolidated statements of operations and comprehensive income.

Contract Balances

Contract balances include accounts receivable, contract assets, and contract liabilities from contracts with customers. Accounts receivable represent an unconditional right to consideration and include amounts billed and currently due from customers. Contract assets primarily relate to the Company's rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time. Fixed-price contracts are generally billed to the customer using either progress payments, whereby amounts are billed monthly as costs are incurred or work is completed, or performance-based payments, which are based upon the achievement of specific, measurable events or milestones defined and valued at contract inception. Cost-type contracts are typically billed to the customer on a monthly or semi-monthly basis. Contract liabilities relate to advance payments, billings in excess of revenues, and deferred revenue amounts.

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets decreased $185 million from December 31, 2021 to December 31, 2022, primarily resulting from an increase in billings on certain U.S. Navy contracts. For the year ended December 31, 2022, the Company recognized revenue of $562 million related to its contract liabilities as of December 31, 2021. For the year ended December 31, 2021, the Company recognized revenue of $382 million related to its contract liabilities as of December 31, 2020. For the year ended December 31, 2020, the Company recognized revenue of $266 million related to its contract liabilities as of December 31, 2019.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Mission Technologies, consistent with how management makes operating decisions and assesses performance.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derived over 95% of its revenues from the U.S. Government for each of the years ended December 31, 2022, 2021, and 2020.

Assets - Substantially all of the Company's assets are located or maintained in the United States.
Results of Operations by Segment

The following table presents the Company's operating results by segment:

	Year Ended December 31
($ in millions)	2022	2021	2020
Sales and Service Revenues
Ingalls	$2,570	$2,528	$2,678
Newport News	5,852	5,663	5,571
Mission Technologies	2,387	1,476	1,268
Intersegment eliminations	(133)	(143)	(156)
Total sales and service revenues	$10,676	$9,524	$9,361
Operating Income
Ingalls	$292	$281	$281
Newport News	357	352	233
Mission Technologies	63	50	41
Total segment operating income	712	683	555
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(145)	(157)	248
Non-current state income taxes	(2)	(13)	(4)
Total operating income	$565	$513	$799

Sales transactions between segments are generally recorded at cost.

Other Financial Information

The following tables present the Company's assets, capital expenditures, and depreciation and amortization by segment:

	December 31
($ in millions)	2022	2021	2020
Assets
Ingalls	$1,633	$1,659	1,612
Newport News	4,344	4,179	4,124
Mission Technologies	3,347	3,553	1,379
Corporate	1,533	1,236	1,042
Total assets	$10,857	$10,627	$8,157

	Year Ended December 31
($ in millions)	2022	2021	2020
Capital Expenditures(1)
Ingalls	$69	$72	$104
Newport News	182	201	212
Mission Technologies	20	38	20
Corporate	1	—	—
Total capital expenditures	$272	$311	$336
(1) Net of grant proceeds for capital expenditures

	Year Ended December 31
($ in millions)	2022	2021	2020
Depreciation and Amortization(1)
Ingalls	$79	$74	$73
Newport News	148	146	133
Mission Technologies	130	72	40
Corporate	1	1	1
Total depreciation and amortization	$358	$293	$247
(1) Excluding amortization of debt issuance costs

9. ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Accounts Receivable
Accounts receivable include amounts related to any unconditional Company right to receive consideration. Substantially all amounts included in accounts receivable as of December 31, 2022, are expected to be collected in 2023. Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were comprised of the following:

	December 31
($ in millions)	2022	2021
Due from U.S. Government	$631	$425
Due from other customers	7	17
Total accounts receivable	638	442
Allowances for doubtful accounts	(2)	(9)
Total accounts receivable, net	$636	$433

Contract Assets

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date when the right to payment is not subject solely to the passage of time. Contract assets include retention amounts, substantially all of which were under U.S. Government contracts.

Contract assets were comprised of the following:

	December 31
($ in millions)	2022	2021
Due from U.S. Government	$1,165	$1,218
Due from other customers	75	92
Total contract assets	$1,240	$1,310

10. INVENTORIED COSTS, NET
Inventoried costs were comprised of the following:

	December 31
($ in millions)	2022	2021
Production costs of contracts in process(1)	$54	$37
Raw material inventory	129	124
Total inventoried costs, net	$183	$161
(1) Includes amounts capitalized pursuant to applicable provisions of the FAR and CAS.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill as of November 30 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. Reporting units are aligned with the Company's businesses. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the goodwill allocated to the reporting unit is less than its carrying amount. If the qualitative assessment indicates a possible impairment, then the Company utilizes a combination of discounted cash flow analysis and comparative market multiples to determine the fair values of its businesses for comparison to their corresponding book values.

In connection with the Company’s annual goodwill impairment test as of November 30, 2022, management tested goodwill for each of its three reporting units with goodwill balances. As a result of the Company's annual goodwill impairment analysis, it estimated that the fair value of the Mission Technologies segment exceeded carrying value by approximately 5%. The Company determined that the estimated fair values of its remaining reporting units exceeded by more than 10% their corresponding carrying values as of November 30, 2022.

Accumulated goodwill impairment losses were $2,755 million as of each of December 31, 2022 and 2021. The accumulated goodwill impairment losses for Ingalls as of each of December 31, 2022 and 2021, were $1,568 million. The accumulated goodwill impairment losses for Newport News as of each of December 31, 2022 and 2021, were $1,187 million. Mission Technologies did not have accumulated goodwill impairment losses as of each of December 31, 2022 and 2021.

For the year ended December 31, 2021, the Company recorded $1,024 million of goodwill related to its acquisition of Alion. For the year ended December 31, 2022, the Company recorded goodwill adjustments of $10 million related to the acquisition of Alion, resulting from updates to Alion's tax carryforwards and the true-up of estimated taxes to filed income tax returns for the pre-acquisition period. For the year ended December 31, 2021, the Company recorded goodwill adjustments of $13 million relating to the acquisition of Spatial Integrated Systems, Inc. in 2020, primarily related to allocations to other intangible assets.

For the years ended December 31, 2022 and 2021, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Mission Technologies	Total
Balance as of December 31, 2020	$175	$721	$721	$1,617
Acquisitions	—	—	1,024	1,024
Adjustments	—	—	(13)	(13)
Balance as of December 31, 2021	175	721	1,732	2,628
Adjustments	—	—	(10)	(10)
Balance as of December 31, 2022	$175	$721	$1,722	$2,618

Other Intangible Assets

The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. In connection with the acquisition of Alion in 2021, the Company recorded $720 million of intangible assets pertaining to customer relationships and existing contract backlog, which is being amortized using the pattern of benefits method over a weighted-average life of 15 years.

The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts relating to customer relationships and existing contract backlog within Mission Technologies, as well as nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 29 years based on the long life cycle of the related programs. Aggregate amortization expense for the years ended December 31, 2022, 2021, and 2020, was $140 million, $86 million, and $56 million, respectively.

The Company expects amortization for currently recorded purchased intangible assets of $128 million in 2023, $109 million in 2024, $99 million in 2025, $80 million in 2026, and $60 million in 2027.

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rate on earnings from operations for the year ended December 31, 2022, was 19.5%, compared with 12.5% and 14.1% for 2021 and 2020, respectively.

For the year ended December 31, 2022, the Company's effective tax rate differed from the federal statutory tax rate primarily as a result of estimated research and development tax credits for 2022 and prior years. For the year ended December 31, 2021, the Company's effective tax rate differed from the federal statutory tax rate primarily as a result of a tax loss associated with the sale of the Company's oil and gas business and estimated research and development tax credits for 2021 and prior years. For the year ended December 31, 2020, the Company’s effective tax rate differed from the federal statutory tax rate primarily as a result of estimated research and development tax credits for prior years.

Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities and the tax expense or benefit associated with changes in state unrecognized tax benefits in the relevant period. These amounts are recorded within operating income. Current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

Federal and foreign income tax expense for the years ended December 31, 2022, 2021, and 2020, consisted of the following:

	Year Ended December 31
($ in millions)	2022	2021	2020
Income Taxes on Operations
Federal and foreign income taxes currently payable (receivable)	$138	$(12)	$90
Change in deferred federal and foreign income taxes	2	90	24
Total federal and foreign income taxes	$140	$78	$114

Earnings and income tax from foreign operations are not material for any periods presented.

The following table reconciles our actual income tax expense to income tax expense based on the statutory federal income tax rate:

	Year Ended December 31
($ in millions)	2022	2021	2020
Income tax expense (benefit) on operations at statutory rate	$151	$131	$170
Tax benefit - sale of business	—	(11)	—
Stock compensation - net excess tax (benefits)/ shortfall	—	—	1
Unrecognized tax benefits	7	30	5
Research and development tax credit	(25)	(78)	(66)
Other, Net	7	6	4
Total federal and foreign income taxes	$140	$78	$114

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

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2022, 2021, and 2020 are summarized in the following table:

	December 31
($ in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of the year	$81	$47	$36
Additions based on tax positions related to the current year	8	7	8
Additions based on tax positions related to prior years	3	27	17
Reductions based on tax positions related to prior years	—	—	(7)
Reductions based on settlement with taxing authorities	—	—	(7)
Lapse of statute of limitations	(2)	—	—
Net change in unrecognized tax benefits	9	34	11
Unrecognized tax benefits at end of the year	$90	$81	47

As of December 31, 2022 and 2021, the estimated amounts of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $90 million and $81 million, respectively. Assuming sustainment of these positions, as of December 31, 2022 and 2021, the reversal of $70 million and $63 million, respectively, of the amounts accrued would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As a result of the unrecognized tax benefits noted above, income tax expense increased by $2 million in 2022 for interest and penalties, resulting in a liability of $5 million for interest and penalties as of December 31, 2022. In 2021, there was an increase in income tax expense of $1 million for interest and penalties, resulting in a liability of $3 million for interest and penalties as of December 31, 2021. In 2020, there was a net decrease in income tax expense of less than $1 million for interest and penalties, resulting in a liability of $2 million for interest and penalties as of December 31, 2020. The 2020 changes in interest expense related to a settlement with taxing authorities.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States - Federal(1)	2016	-	2021
Connecticut	2019	-	2021
Mississippi	2018	-	2021
Virginia	2019	-	2021
(1) The 2016, 2018, 2019, and 2021 tax years are closed except for the research and development tax credits, and the 2017 tax year is closed except for the manufacturing deduction and research and development tax credit.

Although the Company believes it has adequately provided for all unrecognized tax benefits, positions asserted by tax authorities could result in amounts greater than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with tax authorities for amounts lower than have been accrued. No material change to the Company's unrecognized tax benefits is reasonably expected in the next 12 months.
During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. Tax years 2014 and 2015 have been closed with the IRS. The Company is part of the IRS Compliance Assurance Process program for the 2014 through 2022 tax years. Open tax years related to state jurisdictions remain subject to examination.

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

The tax effects of significant temporary differences and carry-forwards that gave rise to year-end deferred tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2022	2021
Deferred Tax Assets
Retirement benefits	$23	$170
Workers' compensation	160	174
Operating lease liabilities	77	63
Reserves not currently deductible for tax purposes	61	75
Stock compensation	7	7
Net operating losses, tax credit and other carry-forwards	37	55
Capitalized research and development expenses	122	—
Other	13	6
Gross deferred tax assets	500	550
Less valuation allowance	28	22
Net deferred tax assets	472	528
Deferred Tax Liabilities
Depreciation and amortization	444	423
Contract accounting differences	123	81
Purchased intangibles	250	275
Operating lease assets	73	62
Gross deferred tax liabilities	890	841
Total net deferred tax liabilities	$(418)	$(313)

As of December 31, 2022, the Company had state income tax credit carry-forwards of approximately $20 million, which expire from 2023 through 2025. A deferred tax asset of approximately $16 million (net of federal benefit) related to these state income tax credit carry-forwards has been established, with a valuation allowance of $9 million against such deferred tax asset as of December 31, 2022. The Company also had state net operating loss carry-forwards of $123 million from the Alion acquisition, which expire from 2031 through 2037. A deferred tax asset of approximately $7 million (net of federal benefit) has been established for these carry-forwards, with a valuation allowance of $4 million against such deferred tax asset as of December 31, 2022. Other federal and state net operating loss carry-forwards are individually and cumulatively immaterial to the Company’s deferred tax balances.

13. DEBT

The Company's long-term debt consisted of the following:

	December 31
($ in millions)	2022	2021
Senior notes due December 1, 2027, 3.483%	$600	$600
Senior notes due May 1, 2025, 3.844%	500	500
Senior notes due May 1, 2030, 4.200%	500	500
Senior notes due August 16, 2023, 0.670%	400	400
Senior notes due August 16, 2028, 2.043%	600	600
Term loan due August 19, 2024	225	625
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Less unamortized debt issuance costs	(25)	(32)
Total long-term debt	$2,905	$3,298
Less current portion	399	—
Long-term debt, net of current portion	$2,506	$3,298

Credit Facility - In August 2021, the Company amended and restated its existing $1.25 billion credit facility, increasing the capacity thereunder to $1.5 billion and extending the maturity date to five years from signing (the "Revolving Credit Facility"). The Revolving Credit Facility includes a letter of credit subfacility of $300 million. The Revolving Credit Facility has a variable interest rate on outstanding borrowings based on LIBOR, plus a spread based upon the Company's credit rating, which may vary between 1.125% and 2.000%. As of December 31, 2022, the interest rate spread on drawn amounts was 1.375% based on the Company's current credit rating. The revolving credit facility also has a commitment fee rate on the unutilized balance based on the Company’s credit rating. The commitment fee rate as of December 31, 2022 was 0.200% and may vary between 0.125% and 0.300%.

Term Loan - In August 2021, the Company entered into a $650 million 3-year delayed draw term loan (the “Term Loan”) to finance a portion of the purchase price for Alion. The Term Loan must be repaid prior to or on August 19, 2024. The Term Loan has a variable interest rate on outstanding borrowings based on LIBOR, plus a spread based upon the Company's credit rating, which may vary between 1.125% and 2.000%. As of December 31, 2022, the annual interest rate spread was 1.375% based on the Company's current credit rating, and the outstanding balance was $225 million.

As of December 31, 2022, the Company had $14 million in issued but undrawn letters of credit and $1,486 million unutilized under the Revolving Credit Facility. The Company had unamortized debt issuance costs associated with its credit facilities of $10 million and $13 million as of December 31, 2022 and 2021, respectively.

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

The Company maintains an unsecured commercial paper note program, under which the Company may issue up to $1 billion of unsecured commercial paper notes. As of December 31, 2022, the Company had no outstanding debt under the commercial paper program.

Senior Notes - In August 2021, the Company issued $400 million aggregate principal amount of callable 0.670% senior notes due 2023 and $600 million aggregate principal amount of 2.043% senior notes due 2028. The net proceeds were used to fund a portion of the purchase price for the acquisition of Alion. Interest on these senior notes is payable semiannually.

In 2020, the Company issued $500 million aggregate principal amount of 3.844% senior notes due 2025 and $500 million aggregate principal amount of 4.200% senior notes due 2030. The Company also has outstanding $600 million aggregate principal amount of 3.483% senior notes due 2027. The net proceeds of these senior notes were intended to be used for general corporate purposes, including debt repayments and working capital. Interest on these senior notes is payable semiannually.

In 2020, the Company redeemed $600 million aggregate principal amount of 5.000% senior notes due 2025 in accordance with the terms of the indenture governing the notes.

The terms of the Company's senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. The Company had unamortized debt issuance costs associated with the senior notes of $15 million and $19 million as of December 31, 2022 and 2021, respectively.

Early Extinguishment of Debt - Components of the loss on early extinguishment of debt related to the Company's redemption of senior notes in 2020, which was included in interest expense, were as follows:

Year Ended
($ in millions)	December 31, 2020
Redemption and tender premiums and fees	$15
Write-off of unamortized debt issuance costs	6
Total loss on early extinguishment of debt	$21

Mississippi Economic Development Revenue Bonds - As of each of December 31, 2022 and 2021, the Company had $84 million outstanding under Industrial Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 7.81% per annum (payable semi-annually) and mature in 2024.

Gulf Opportunity Zone Industrial Development Revenue Bonds - As of each of December 31, 2022 and 2021, the Company had $21 million outstanding under Gulf Opportunity Zone Industrial Development Revenue Bonds issued by the Mississippi Business Finance Corporation. These bonds accrue interest at a fixed rate of 4.55% per annum (payable semi-annually) and mature in 2028.

The agreements governing the Company's debt contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the year ended December 31, 2022.

The estimated fair values of the Company's total long-term debt (including current portion) as of December 31, 2022, and December 31, 2021, were $2,703 million and $3,449 million, respectively. The estimated fair value of the current portion of the Company's long-term debt was $390 million as of December 31, 2022. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of December 31, 2022, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $400 million due in 2023, $309 million due in 2024, $500 million due in 2025, and $600 million due in 2027.

14. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to FASB Accounting Standards Codification 450 Contingencies, the Company has accrued for losses associated with investigations, claims, and litigation when, and to the extent that, loss amounts related to the investigations, claims, and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims, and litigation may be higher or lower than the amounts accrued. The Company has also provided footnote disclosure for matters for which a material loss is reasonably possible but a reserve has not been accrued because the likelihood of a material loss is not probable.

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

Insurance Claims - In September 2020, the Company filed a complaint against 32 reinsurers in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. The Company also has initiated arbitration proceedings against six other reinsurers seeking similar relief. In July 2021, the Vermont court granted the reinsurers’ motion for judgment on the pleadings, which would have ended the Company’s claim. The Company appealed the decision to the Vermont Supreme Court, which reversed and remanded the lower court's decision in September 2022, allowing the Company's claim to proceed. No assurances can be provided regarding the ultimate resolution of this matter.
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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the years ended December 31, 2022, 2021, and 2020 were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the "Republic") since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. Following an arbitration proceeding between the parties, in February 2018 the arbitral tribunal awarded the Company approximately $151 million on its claims and awarded the Republic approximately $22 million on its counterclaims. The Company is seeking to enforce and execute upon the award in multiple jurisdictions. No assurances can be provided regarding the ultimate resolution of this matter.

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

The following table presents costs and other information related to the Company's leases:

	Year Ended December 31
($ in millions)	2022	2021	2020
Operating lease costs	$69	$53	$55
Short-term operating lease costs	$44	$43	$38
Variable operating lease costs	$6	$4	$4
Operating cash flows from operating leases	$(65)	$(52)	$(54)
Right-of-use assets obtained in exchange for new operating lease liabilities	$111	$97	$61
Weighted-average remaining lease term (years) - operating leases	9 years	8 years	10 years
Weighted-average discount rate - operating leases	4.5%	3.6%	4.1%

The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2022, were as follows:

($ in millions)	December 31, 2022
2023	$65
2024	57
2025	49
2026	37
2027	33
Thereafter	135
Total lease payments	376
Less: imputed interest	78
Present value of lease liabilities	$298

Lease liabilities included in the Company's consolidated statements of financial position as of December 31, 2022 and 2021, were as follows:

	December 31
($ in millions)	2022	2021
Short-term operating lease liabilities	$52	$52
Long-term operating lease liabilities	246	194
Total operating lease liabilities	$298	$246

16. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of December 31, 2022, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in the aggregate.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party ("PRP") by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of December 31, 2022, the probable estimable future cost of environmental remediation was not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2022, the Company had $14 million in issued but undrawn letters of credit, as indicated in Note 13: Debt, and $360 million of surety bonds outstanding.

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

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. Consistent with the 1985 settlement agreement, the Company has not recovered cumulative billable costs resulting from the different treatment of workers' compensation costs between CAS and U.S. GAAP Financial Accounting Standards ("FAS"). Under the 1985 settlement agreement, these costs would be recovered in future periods. In December 2020, a U.S. Navy Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. The Company believes the 1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, but the Company is continuing to negotiate a resolution of the matter with the Contracting Officer.

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

In January 2023, the Company entered into discussions with a Mission Technologies' customer to amend an existing contract addressing manufacturing issues. An agreement has not been reached, but based on the current status of discussions, an amendment to the contract may result in the Company incurring future losses of up to $25 million.

Collective Bargaining Agreements - Of the Company's approximately 43,000 employees, approximately 45% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in April 2024, February 2027, and December 2027. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2026. Approximately 15 Mission Technologies employees in Klamath Falls, Oregon are covered by one collective bargaining agreement that expires in June 2025.

Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. The Company believes its relationship with its employees is satisfactory.

17. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, defined contribution benefit plans, and other postretirement benefit plans. Non-collectively bargained defined benefit pension plans accruing benefits under the traditional years of service and compensation formula were amended in 2009 to freeze future service accruals and were replaced with a cash balance benefit for all current non-collectively bargained employees. Except for the major collectively bargained plan at Ingalls, the Company's qualified defined benefit pension plans are frozen to new entrants. The Company's policy is to fund its qualified defined benefit pension plans at least to the minimum amounts required under U.S. Government regulations.

Defined benefit plan obligations are measured based on the present value of projected future benefit payments to participants for services rendered to date. The measurement of projected future benefits is dependent on the terms of each individual plan, demographics, and valuation assumptions. No assumption is made regarding any potential changes to the benefit provisions beyond those to which the Company is currently committed, for example under existing collective bargaining agreements.

The Company also sponsors 401(k) defined contribution pension plans in which most employees are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, and certain collectively bargained employees hired after July 10, 2017, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2022, 2021, and 2020, were $153 million, $140 million, and $130 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the tax-qualified limits. The liabilities related to these plans as of December 31, 2022, were $192 million and $38 million, respectively, and as of December 31, 2021, were $240 million and $45 million, respectively. Grantor trust assets, primarily in the form of Level 1 marketable securities, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2022 and 2021, were $209 million and $220 million, respectively, of which $169 million and $173 million, respectively, were related to the non-qualified defined benefit pension plans.

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

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2022, 2021, and 2020, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2022	2021	2020	2022	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$181	$199	$180	$9	$10	$9
Interest cost	258	240	258	14	14	17
Expected return on plan assets	(594)	(553)	(486)	—	—	—
Amortization of prior service cost (credit)	22	15	12	(4)	(4)	(22)
Amortization of net actuarial loss (gain)	35	110	109	(3)	(3)	(7)
Settlement gain	(4)	—	—	—	—	—
Net periodic benefit cost	$(102)	$11	$73	$16	$17	$(3)

The funded status of these plans as of December 31, 2022 and 2021, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$8,569	$8,706	$505	$534
Service cost	181	199	9	10
Interest cost	258	240	14	14
Plan participants' contributions	6	7	11	11
Plan amendments	97	—	—	(14)
Actuarial loss (gain)	(2,327)	(292)	(103)	(2)
Benefits paid	(314)	(291)	(42)	(48)
Settlement	(32)	—	—	—
Benefit obligation at end of year	6,438	8,569	394	505
Change in Plan Assets
Fair value of plan assets at beginning of year	8,460	7,710	—	—
Actual return on plan assets	(1,349)	965	—	—
Employer contributions	10	69	31	37
Plan participants' contributions	6	7	11	11
Benefits paid	(314)	(291)	(42)	(48)
Settlement	(32)	—	—	—
Fair value of plan assets at end of year	6,781	8,460	—	—
Funded status	$343	$(109)	$(394)	$(505)

Amounts Recognized in the Consolidated Statements of Financial Position:
Pension plan assets	$600	$281	$—	$—
Current liability (1)	(43)	(39)	(134)	(137)
Non-current liability (2)	(214)	(351)	(260)	(368)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	156	80	(16)	(20)
Net actuarial loss (gain)	780	1,197	(102)	(3)
(1)    Included in other current liabilities and current portion of postretirement plan liabilities, respectively.
(2)     Included in pension plan liabilities and other postretirement plan liabilities, respectively.

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $6,246 million, $6,017 million, and $6,781 million, respectively, as of December 31, 2022, and $8,330 million, $7,898 million, and $8,460 million, respectively, as of December 31, 2021. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBOs and fair values of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $868 million and $611 million, respectively, as of December 31, 2022, and $1,151 million and $761 million, respectively, as of December 31, 2021.

The ABOs for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $176 million and $222 million as of December 31, 2022, and 2021, respectively. The ABOs for all pension plans were $6,193 million and $8,120 million as of December 31, 2022 and 2021, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2022	2021	2020	2022	2021	2020
Prior service credit (cost)	$(97)	$—	$(26)	$—	$14	$—
Amortization of prior service cost (credit)	22	15	12	(4)	(4)	(22)
Net actuarial gain (loss)	384	704	(222)	103	2	(31)
Amortization of net actuarial loss (gain)	35	110	109	(3)	(3)	(7)
Other	(4)	(1)	—	(1)	1	—
Total changes in accumulated other comprehensive income (loss)	$340	$828	$(127)	$95	$10	$(60)

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
	2022	2021	2020
Discount rate	3.00%	2.80%	3.39%
Expected long-term rate on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	3.58%	3.62%	3.61%

	Other Benefits
	2022	2021	2020
Discount rate	2.94%	2.75%	3.35%
Initial health care cost trend rate assumed for next year	5.50%	5.50%	5.50%
Gradually declining to a rate of	4.50%	4.50%	4.50%
Year in which the rate reaches the ultimate rate	2027	2026	2025

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
	2022	2021	2022	2021
Discount rate	5.47%	3.00%	5.50%	2.94%
Weighted average interest crediting rate	3.63%	2.66%
Rate of compensation increase	3.63%	3.58%
Initial health care cost trend rate assumed for next year			6.00%	5.50%
Gradually declining to a rate of			4.50%	4.50%
Year in which the rate reaches the ultimate rate			2028	2027

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections as of December 31, 2022, the Company selected an expected initial health care cost trend rate of 6.00% and an ultimate health care cost trend rate of 4.50% to be reached in 2028. As of December 31, 2021, the Company assumed an expected initial health care cost trend rate of 5.50% and an ultimate health care cost trend rate of 4.50% to be reached in 2027.

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief legislation, defines the minimum amount the Company must contribute to its qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the funded status of each plan. The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31
($ in millions)	2022	2021	2020
Pension plans
Discretionary
Qualified	$—	$60	$205
Non-qualified	10	9	8
Other benefit plans	31	37	33
Total contributions	$41	$106	$246

For the year ending December 31, 2023, the Company expects its cash contributions to its qualified defined benefit pension plans to be less than $1 million, all of which will be discretionary. For the year ending December 31, 2023, the Company expects its cash contributions to its other postretirement benefit plans to be approximately $35 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations, as of December 31, 2022. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

($ in millions)	Pension Benefits	Other Benefit Payments
2023	$336	$35
2024	356	37
2025	377	38
2026	397	38
2027	416	37
Years 2028 to 2032	$2,290	$157

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2022, as follows:

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

Taking into account the asset allocation ranges, the Company determines the specific allocation of the master trust's investments within various asset classes. The master trust utilizes select investment strategies, which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, demonstrated fiduciary responsibility, investment management experience, and a review of investment manager policies and processes. Investment performance is monitored frequently against appropriate benchmarks and tracked to compliance guidelines with the assistance of third-party consultants and performance evaluation tools and metrics.

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

Investments in collective trust funds and commingled funds that use Net Asset Values (“NAV”) are valued based on the redemption price of units owned by the master trust, which is based on the current fair values of the fund assets, as reported by the investment manager.

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

Private partnership interests include debt and equity investments. These investments are valued based on NAVs or their equivalents, adjusted for capital calls and distributions, reported by the respective general partners. The terms of the partnerships range from seven to ten or more years, and investors do not have the option to redeem their interests in these partnerships. As of December 31, 2022, unfunded commitments to private partnerships were $847 million.

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

	December 31, 2022
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,910	$1,910	$—	$—
Government and agency debt securities	334	—	334	—
Corporate and other debt securities	1,106	—	1,106	—
Group annuity contract	3	—	3	—
Cash and cash equivalents, net	28	28	—	—
Net plan assets subject to leveling	$3,381	$1,938	$1,443	$—

Plan assets not subject to leveling
U.S. and international equities (a)	1,494
Corporate and other debt securities	222
Real estate investments	471
Private partnerships	670
Hedge funds	382
Cash and cash equivalents, net (b)	161
Total plan assets not subject to leveling	3,400

Net plan assets	$6,781
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

There was no activity attributable to Level 3 retirement plan assets during the years ended December 31, 2022 and 2021.

18. STOCK COMPENSATION PLANS

As of December 31, 2022, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), and the Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (the "2022 Plan").

Stock Compensation Plans

On March 1, 2022, the Company's board of directors adopted the 2022 Plan, subject to stockholder approval, and the Company's stockholders approved the 2022 Plan on May 3, 2022. Award grants made on or after May 3, 2022, were made under the 2022 Plan. Award grants made prior to May 3, 2022, were made under the 2011 Plan or the 2012 Plan. No future grants will be made under the 2011 Plan or the 2012 Plan.

The 2022 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Stock awards, in the form of RPSRs, restricted stock rights ("RSRs"), and stock rights, are granted to key employees and members of the board of directors without payment to the Company. The 2022 Plan authorized (i) 1.3 million new shares; plus (ii) any shares subject to outstanding awards under the 2012 Plan or 2011 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2012 Plan or 2011 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2022, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2022 Plan was 1.3 million.

The 2012 Plan permitted awards of stock options, stock appreciation rights, and other stock awards. Stock awards, in the form of RPSRs, RSRs, and stock rights were granted to key employees and members of the board of directors without payment to the Company.

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

The Company issued the following stock awards in the years ended December 31, 2022, 2021, and 2020:

Restricted Performance Stock Rights - For the year ended December 31, 2022, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $204.41. These rights are subject to cliff vesting on December 31, 2024. For the year ended December 31, 2021, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $180.06. These rights are subject to cliff vesting on December 31, 2023. For the year ended December 31, 2020, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $229.06. These rights were fully vested as of December 31, 2022. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Restricted Stock Rights - Retention stock awards are granted to key employees primarily to ensure business continuity. In 2022, the Company granted approximately 2,400 RSRs at a weighted average share price of $208.81, with cliff vesting one to three years from the grant date. In 2021, the Company granted approximately 31,400 RSRs at a weighted average share price of $187.59, with cliff vesting one to three years from the grant date. In 2020, the Company granted less than 1,000 RSRs at a weighted average share price of $192.26, with cliff vesting two to three years from the grant date. As of December 31, 2022, approximately 23,300 RSRs were outstanding.

For the year ended December 31, 2022, 0.2 million stock awards vested, of which less than 0.1 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2021, 0.1 million stock awards vested, of which less than 0.1 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations. For the year ended December 31, 2020, 0.1 million stock awards vested, of which less than 0.1 million were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

Stock Rights and Stock Issuances - The Company granted stock rights to its non-employee directors on a quarterly basis in 2022, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain stock ownership guidelines, the non-employee director may elect under the terms of the Amended and Restated Directors’ Compensation Policy and Amended and Restated Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

Non-employee directors may also elect to receive their annual cash retainers in the form of stock units that become payable upon termination of the director’s board service. Non-employee directors who elect to receive their annual cash retainers in the form of stock units and have met their stock ownership guidelines may elect under the terms of the Amended and Restated Directors’ Compensation Policy and Amended and Restated Board Deferred Compensation Policy to receive in the following calendar year either shares of the Company's common stock or stock units that are payable in the fifth calendar year after the year in which the stock units are earned, or, if earlier, upon termination of the director’s board service.

Stock award activity for the years ended December 31, 2022, 2021, and 2020, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2019	374	$201.92	0.9 years
Granted	132	225.80
Adjustment due to performance	48	199.58
Vested	(157)	199.58
Forfeited	(16)	231.06
Outstanding as of December 31, 2020	381	211.77	1.0 year
Granted	213	181.66
Adjustment due to performance	19	259.03
Vested	(100)	259.03
Forfeited	(28)	202.81
Outstanding as of December 31, 2021	485	190.36	1.0 year
Granted	166	204.65
Adjustment due to performance	52	209.04
Vested	(170)	209.04
Forfeited	(27)	199.40
Outstanding as of December 31, 2022	506	$189.68	1.0 year

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2022, 2021, and 2020 were based on three metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension ("EBITDAP"), weighted at 40%, pension-adjusted return on invested capital ("ROIC"), weighted at 40%, and relative EBITDAP growth, weighted at 20%. The Company's EBITDAP growth will be measured against EBITDAP growth of the S&P Aerospace and Defense Select Index.

Compensation Expense

The Company recorded $36 million, $33 million, and $23 million of expense related to stock awards for the years ended December 31, 2022, 2021, and 2020, respectively. The Company recorded $9 million, $8 million, and $6 million as tax benefits related to stock awards for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company recognized tax benefits for the years ended December 31, 2022, 2021, and 2020, of $8 million, $4 million, and $5 million, respectively, from the issuance of stock in settlement of stock awards.

Unrecognized Compensation Expense

As of December 31, 2022, the Company had $2 million of unrecognized compensation expense associated with RSRs granted in 2022 and 2021, which will be recognized over a weighted average period of 1.0 year, and $31 million of unrecognized expense associated with RPSRs granted in 2022 and 2021, which will be recognized over a weighted average period of 1.1 years.

19. SUBSIDIARY GUARANTORS

As described in Note 13: Debt, the Company issued senior notes through the consolidating parent company, HII. Performance of the Company's obligations under its senior notes outstanding as of December 31, 2022, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is not material and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary

Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2022. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of December 31, 2022, we completed the integration of Alion, which we acquired on August 19, 2021, into our controls over financial reporting. Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Information about our Executive Officers

The following table sets forth certain information concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
Christopher D. Kastner	59	President and Chief Executive Officer
Bharat B. Amin	68	Executive Vice President and Chief Information Officer
Todd R. Borkey	59	Executive Vice President and Chief Technology Officer
Chad N. Boudreaux	49	Executive Vice President and Chief Legal Officer
Jennifer R. Boykin	58	Executive Vice President and President, Newport News Shipbuilding
Eric D. Chewning	45	Executive Vice President, Strategy and Development
Edgar A. Green III	57	Executive Vice President and President, Mission Technologies
Paul C. Harris	58	Executive Vice President, Chief Sustainability and Compliance Officer
Brooke A. Hart	52	Executive Vice President, Communications
Stewart H. Holmes	61	Executive Vice President, Government and Customer Relations
Edmond E. Hughes	59	Executive Vice President and Chief Human Resources Officer
Nicolas G. Schuck	49	Corporate Vice President, Controller and Chief Accounting Officer
Thomas E. Stiehle	57	Executive Vice President and Chief Financial Officer
Kara R. Wilkinson	48	Executive Vice President and President, Ingalls Shipbuilding
D. R. Wyatt	64	Corporate Vice President and Treasurer

Christopher D. Kastner, President and Chief Executive Officer - Mr. Kastner was elected President and Chief Executive Officer effective March 1, 2022. From February 2021 until he was elected to his current position, he served as Executive Vice President and Chief Operating Officer. From March 2016 until February 2021, he served as Executive Vice President and Chief Financial Officer. From August 2012 until March 2016, Mr. Kastner served as Corporate Vice President and General Manager, Corporate Development. Prior to that and from March 2011, he served as Vice President and Chief Financial Officer of our Ingalls Shipbuilding segment. Before that and from 2008, Mr. Kastner served as Vice President, Business Management and Chief Financial Officer of NGSB, Gulf Coast, and served as Vice President, Contracts and Risk Management of Northrop Grumman Ship Systems from 2006 to 2008. Prior to that, he held several positions at other Northrop Grumman businesses, including Corporate Director of Strategic Transactions. Mr. Kastner holds a B.A. in Political Science from the University of California at Santa Barbara and an M.B.A from Pepperdine University.

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

Todd A. Borkey, Executive Vice President and Chief Technology Officer – Mr. Borkey was elected Executive Vice President and Chief Technology Officer effective September 26, 2022. Prior to that, and from October 2017, he served as Chief Technology Officer at Alion Science and Technology. Before joining Alion, Mr. Borkey served as

CTO to Thales Defense and Security and DRS Defense Solutions, where he was responsible for the technical roadmap and program operations to a wide range of products, including RF communications, C5ISR solutions, remote sensors, radars, sonars, and cyber/electronic warfare products. Earlier in his career, Mr. Borkey performed a range of engineering and management assignments within Northrop Grumman and AT&T Bell Labs. He received a Master's Degree in engineering management from Stevens Institute of Technology and holds an undergraduate degree in Applied Mathematics from the University of Albuquerque.

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

Eric D. Chewning, Executive Vice President, Strategy and Development - Mr. Chewning was elected Executive Vice President, Strategy and Development, effective January 30, 2023. Before joining HII, Mr. Chewning co-led McKinsey & Company's Aerospace & Defense practice in the Americas beginning in April 2020. From January 2019 to January 2020, he served as the Chief of Staff to the U.S. Secretary of Defense. Prior to that and from October 2017, Mr. Chewning was the Deputy Assistant Secretary of Defense for Industrial Policy. He is a former U.S. Army military intelligence officer and, prior to that, was an investment banker with Morgan Stanley & Co. Mr. Chewning received a B.A. and a M.A. in international relations from the University of Chicago and a M.B.A. from the Darden School of Business at the University of Virginia.

Edgar A. Green III, Executive Vice President and President, Mission Technologies - Mr. Green was appointed Executive Vice President and President, Mission Technologies in December 2016. Prior to that and from January 2015, he served as Corporate Vice President, Corporate Development. From January 2013 to January 2015, Mr. Green served as Vice President, Component Manufacturing, for Newport News Shipbuilding, and, from March 2011 to January 2013, he served as Corporate Vice President, Investor Relations, of HII. Prior to joining HII in 2011, Mr. Green served as Vice President of Investor Relations at Celanese Corp. Before that he was a Managing Director and research analyst at Wells Fargo Securities, where he covered the defense and aerospace industry, and a manufacturing plant engineer at Eaton Corp.’s Truck Components Division. Mr. Green also served as a U.S. Navy nuclear submarine officer on board USS Tecumseh (SSBN-628). He holds a B.S. in Systems Engineering from the U.S. Naval Academy and an M.B.A. from Duke University.

Paul C. Harris, Executive Vice President and Chief Sustainability and Compliance Officer – Mr. Harris was appointed Executive Vice President and Chief Sustainability and Compliance Officer effective March 14, 2022. Prior to that, and from September 2020, when he joined HII, Mr. Harris served as Corporate Vice President, Chief Compliance and Privacy Officer. Before joining HII, he served as Senior Vice President at Hampton University, his alma mater, beginning in September 2016. Before returning to Hampton, Mr. Harris held several positions of increasing authority and responsibility in corporate law departments, including Sodexo, Northrop Grumman, and Raytheon. Prior to joining Raytheon, he served as Deputy Assistant Attorney General at the U.S. Department of Justice, where he later was elevated to Deputy Associate Attorney General. Prior to his service at the Department of Justice, Mr. Harris served as a Member of the Virginia House of Delegates, from 1998 to 2001. A U.S. Army veteran, he earned a Bachelor of Arts degree from Hampton University and a Juris Doctor degree from The George Washington University Law School.

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

Edmond E. Hughes - Executive Vice President and Chief Human Resources Officer - Mr. Hughes was appointed Executive Vice President and Chief Human Resources Officer effective April 1, 2022. Prior to that, and from March 2006, he served as the Vice President of Human Resources and Administration for Ingalls Shipbuilding. Before joining Ingalls Shipbuilding, Mr. Hughes served in human resources roles of increasing responsibilities at General Motors and TRW Automotive. He received a B.S. from Tougaloo College and an M.B.A. from Indiana University.

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

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all of our employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics and Business Conduct can be found on our internet website at www.HII.com under "Investor Relations—Company Corporate Governance." A copy of the Code of Ethics and Business Conduct is available to any stockholder who requests it by writing to: Huntington Ingalls Industries, Inc., c/o Office of the Secretary, 4101 Washington Avenue, Newport News, VA 23607. If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct, in each case as it relates to any provision of the Code of Ethics and Business Conduct specified in applicable SEC rules or stock exchange rules, to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will disclose the nature of the amendment or waiver on our website.

Our website and information contained on our website or incorporated into our website are not intended to be incorporated into this report on Form 10-K or other filings with the SEC.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation (other than information related to pay-for-performance), including information concerning compensation committee interlocks, insider participation, and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table provides information regarding the equity securities available for issuance under our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	506,398	$0.00	1,264,841
Equity compensation plans not approved by security holders(2)	—	—	—
Total	506,398	$0.00	1,264,841
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (the "2022 Plan"), which was approved by our stockholders on May 3, 2022, Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. These shares were comprised of 14,972 stock rights granted under the 2011 Plan, 53,929 stock rights, 23,304 restricted stock rights, and 406,515 restricted performance stock rights granted under the 2012 Plan, assuming target performance achievement, and 7,678 restricted performance stock rights granted under the 2022 Plan, assuming target performance achievement.
(2) No awards have been granted under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$15	$7	$—	$22
Year Ended December 31, 2021
Valuation allowance for deferred tax assets	22	—	—	22
Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$22	$2	$4	$28
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

3.5	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 8, 2022).

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

4.4
Third Supplemental Indenture, dated as of December 14, 2021, to the Indenture, dated as of December 1, 2017, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on February 10, 2022).

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

4.7
Second Supplemental Indenture, dated as of December 14, 2021, to the Indenture, dated as of March 30, 2020, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K filed on February 10, 2022).

4.8
Indenture, dated as of August 16, 2021, by and among Huntington Ingalls Industries, Inc., certain subsidiaries of Huntington Ingalls Industries, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8–K filed on August 16, 2021).

4.9
First Supplemental Indenture, dated as of December 14, 2021, to the Indenture, dated as of August 16, 2021, by and among Huntington Ingalls Industries, Inc., certain subsidiaries of Huntington Ingalls Industries, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K filed on February 10, 2022).

4.10	Description of Securities

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

10.36*
Terms and Conditions Applicable to Restricted Performance Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2022).

10.37*
Terms and Conditions Applicable to Restricted Stock Rights (1-year vesting) Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2022).

10.38*
Terms and Conditions Applicable to Restricted Stock Rights (2-year vesting) Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 4, 2022).

10.39*
Terms and Conditions Applicable to Restricted Stock Rights (3-year vesting) Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 4, 2022).

10.40*
Terms and Conditions Applicable to Non-Employee Director Stock Grants Under the 2022 Long-Term Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 4, 2022).

10.41*	Huntington Ingalls Industries, Inc. Amended and Restated Directors' Compensation Policy.

10.42*	Huntington Ingalls Industries, Inc. Directors Compensation Policy--Amended and Restated Board Deferred Compensation Policy.

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

22	List of subsidiary guarantors of registered securities of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Consolidated Statements of Financial Position, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on form 10-K, formatted in Inline XBRL and contained in Exhibit 101.
*Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2023.

Huntington Ingalls Industries, Inc.

/s/ Christopher D. Kastner
Christopher D. Kastner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher D. Kastner	President, Chief Executive Officer and Director
Christopher D. Kastner	(Principal Executive Officer)	February 9, 2023

/s/ Thomas E. Stiehle	Executive Vice President and
Thomas E. Stiehle	Chief Financial Officer
	(Principal Financial Officer)	February 9, 2023

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 9, 2023

/s/ Kirkland H. Donald
Kirkland H. Donald	Chairman	February 9, 2023

/s/ Augustus L. Collins
Augustus L. Collins	Director	February 9, 2023

/s/ Leo P. Denault
Leo P. Denault	Director	February 9, 2023

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 9, 2023

/s/ Frank R. Jimenez
Frank R. Jimenez	Director	February 9, 2023

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 9, 2023

/s/ Tracy B. McKibben
Tracy B. McKibben	Director	February 9, 2023

/s/ Stephanie L. O'Sullivan
Stephanie L. O'Sullivan	Director	February 9, 2023

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 9, 2023

/s/ John K. Welch
John K. Welch	Director	February 9, 2023

/s/ Stephen R. Wilson
Stephen R. Wilson	Director	February 9, 2023