Form 10-Q
period 2023-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2023-05-04
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of April 28, 2023, 39,890,672 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2023	2022
Sales and service revenues
Product sales	$1,829	$1,724
Service revenues	845	852
Sales and service revenues	2,674	2,576
Cost of sales and service revenues
Cost of product sales	1,568	1,468
Cost of service revenues	756	759
Income from operating investments, net	12	7
Other income and gains (losses), net	(1)	(1)
General and administrative expenses	220	217
Operating income	141	138
Other income (expense)
Interest expense	(24)	(26)
Non-operating retirement benefit	37	71
Other, net	9	(7)
Earnings before income taxes	163	176
Federal and foreign income tax expense	34	36
Net earnings	$129	$140

Basic earnings per share	$3.23	$3.50
Weighted-average common shares outstanding	39.9	40.0

Diluted earnings per share	$3.23	$3.50
Weighted-average diluted shares outstanding	39.9	40.0

Dividends declared per share	$1.24	$1.18

Net earnings from above	$129	$140
Other comprehensive income (loss)
Change in unamortized benefit plan costs	4	(86)
Tax benefit (expense) for items of other comprehensive income	(1)	22
Other comprehensive income (loss), net of tax	3	(64)
Comprehensive income	$132	$76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$318	$467
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2023 and 2022	755	636
Contract assets	1,298	1,240
Inventoried costs	190	183
Income taxes receivable	113	170
Prepaid expenses and other current assets	78	50
Total current assets	2,752	2,746
Property, plant, and equipment, net of accumulated depreciation of $2,351 million as of 2023 and $2,319 million as of 2022	3,182	3,198
Operating lease assets	264	282
Goodwill	2,618	2,618
Other intangible assets, net of accumulated amortization of $913 million as of 2023 and $881 million as of 2022	987	1,019
Pension plan assets	623	600
Miscellaneous other assets	423	394
Total assets	$10,849	$10,857
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$505	$642
Accrued employees’ compensation	330	345
Current portion of long-term debt	399	399
Current portion of postretirement plan liabilities	134	134
Current portion of workers’ compensation liabilities	229	229
Contract liabilities	810	766
Other current liabilities	460	380
Total current liabilities	2,867	2,895
Long-term debt	2,498	2,506
Pension plan liabilities	216	214
Other postretirement plan liabilities	259	260
Workers’ compensation liabilities	464	463
Long-term operating lease liabilities	225	246
Deferred tax liabilities	389	418
Other long-term liabilities	368	366
Total liabilities	7,286	7,368
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.6 million shares issued and 39.9 million shares outstanding as of March 31, 2023, and 53.5 million shares issued and 39.9 million shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	2,024	2,022
Retained earnings	4,354	4,276
Treasury stock	(2,220)	(2,211)
Accumulated other comprehensive loss	(596)	(599)
Total stockholders’ equity	3,563	3,489
Total liabilities and stockholders’ equity	$10,849	$10,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2023	2022
Operating Activities
Net earnings	$129	$140
Adjustments to reconcile to net cash used in operating activities
Depreciation	55	52
Amortization of purchased intangibles	32	35
Amortization of debt issuance costs	2	2
Provision for doubtful accounts	—	(7)
Stock-based compensation	12	9
Deferred income taxes	(30)	2
Loss (gain) on investments in marketable securities	(8)	9
Change in
Accounts receivable	(119)	(231)
Contract assets	(58)	(39)
Inventoried costs	(7)	(27)
Prepaid expenses and other assets	30	7
Accounts payable and accruals	(31)	—
Retiree benefits	(18)	(34)
Other non-cash transactions, net	2	(1)
Net cash used in operating activities	(9)	(83)
Investing Activities
Capital expenditures
Capital expenditure additions	(43)	(43)
Grant proceeds for capital expenditures	3	—
Investment in affiliates	(20)	—
Net cash used in investing activities	(60)	(43)
Financing Activities
Repayment of long-term debt	(10)	(100)
Dividends paid	(49)	(47)
Repurchases of common stock	(9)	(10)
Employee taxes on certain share-based payment arrangements	(12)	(14)
Net cash used in financing activities	(80)	(171)
Change in cash and cash equivalents	(149)	(297)
Cash and cash equivalents, beginning of period	467	627
Cash and cash equivalents, end of period	$318	$330
Supplemental Cash Flow Disclosure
Cash paid for interest	$12	$11
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$8	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2023 and 2022 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2021	$1	$1,998	$3,891	$(2,159)	$(923)	$2,808
Net earnings	—	—	140	—	—	140
Dividends declared ($1.18 per share)	—	—	(47)	—	—	(47)
Stock-based compensation	—	(3)	(2)	—	—	(5)
Other comprehensive loss, net of tax	—	—	—	—	(64)	(64)
Treasury stock activity	—	—	—	(10)	—	(10)
Balance as of March 31, 2022	$1	$1,995	$3,982	$(2,169)	$(987)	$2,822

Balance as of December 31, 2022	$1	$2,022	$4,276	$(2,211)	$(599)	$3,489
Net earnings	—	—	129	—	—	129
Dividends declared ($1.24 per share)	—	—	(49)	—	—	(49)
Stock-based compensation	—	2	(2)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	3	3
Treasury stock activity	—	—	—	(9)	—	(9)
Balance as of March 31, 2023	$1	$2,024	$4,354	$(2,220)	$(596)	$3,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Mission Technologies. For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making HII America's largest shipbuilder. The Mission Technologies segment delivers high-value engineering and technology solutions to enable multi-domain distributed operations in the government and commercial services markets.

2. BASIS OF PRESENTATION

Principles of Consolidation - The unaudited condensed consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-Q promulgated by the Securities and Exchange Commission ("SEC"). As used in the Notes to the Condensed Consolidated Financial Statements (Unaudited), the terms "HII" and "the Company" refer to HII and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year.

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $215 million and $209 million as of March 31, 2023, and December 31, 2022, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt (including current portion) as of March 31, 2023, and December 31, 2022, were $2,747 million and $2,703 million, respectively. The estimated fair values of the current portion of the Company's long-term debt were $393 million and $390 million as of March 31, 2023 and December 31, 2022, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

3. ACCOUNTING STANDARDS UPDATES

Accounting pronouncements issued but not effective until after December 31, 2023, are not expected to have a material impact on the Company's consolidated financial position, results of operations, and cash flows.

4. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2023, the Company repurchased 39,325 shares at an aggregate cost of $9 million. For the three months ended March 31, 2022, the Company repurchased 50,549 shares at an aggregate cost of $10 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $49 million and $47 million for the three months ended March 31, 2023 and 2022, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $596 million and $599 million as of March 31, 2023 and December 31, 2022, respectively.

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2023 and 2022, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2021	$(923)	$—	$(923)
Other comprehensive loss before reclassifications	(97)	—	(97)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	8	—	8
Tax benefit for items of other comprehensive loss	22	—	22
Net current period other comprehensive loss	(64)	—	(64)
Balance as of March 31, 2022	$(987)	$—	$(987)

Balance as of December 31, 2022	$(599)	$—	$(599)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	1	—	1
Tax expense for items of other comprehensive income	(1)	—	(1)
Net current period other comprehensive income	3	—	3
Balance as of March 31, 2023	$(596)	$—	$(596)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 11: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022, was $1 million and $3 million, respectively.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2023	2022
Net earnings	$129	$140

Weighted-average common shares outstanding	39.9	40.0
Net dilutive effect of stock awards	—	—
Dilutive weighted-average common shares outstanding	39.9	40.0

Earnings per share - basic	$3.23	$3.50
Earnings per share - diluted	$3.23	$3.50

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.5 million and 0.4 million Restricted Performance Stock Rights ("RPSRs") for the three months ended March 31, 2023 and 2022, respectively.

6. REVENUE

Disaggregation of Revenue

The Company's contracts with customers typically fall into one of four categories: firm fixed-price, fixed-price incentive, cost-type, and time and materials. For more information on the Company's contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's 2022 Annual Report on Form 10-K.

The following tables present revenues on a disaggregated basis:

	Three Months Ended March 31, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$534	$1,271	$24	$—	$1,829
Service revenues	41	234	570	—	845
Intersegment	2	1	30	(33)	—
Sales and service revenues	$577	$1,506	$624	$(33)	$2,674
Customer Type
Federal	$575	$1,505	$581	$—	$2,661
Commercial	—	—	13	—	13
Intersegment	2	1	30	(33)	—
Sales and service revenues	$577	$1,506	$624	$(33)	$2,674
Contract Type
Firm fixed-price	$2	$—	$75	$—	$77
Fixed-price incentive	533	829	—	—	1,362
Cost-type	40	676	467	—	1,183
Time and materials	—	—	52	—	52
Intersegment	2	1	30	(33)	—
Sales and service revenues	$577	$1,506	$624	$(33)	$2,674

	Three Months Ended March 31, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$578	$1,121	$25	$—	$1,724
Service revenues	50	267	535	—	852
Intersegment	3	2	30	(35)	—
Sales and service revenues	$631	$1,390	$590	$(35)	$2,576
Customer Type
Federal	$628	$1,388	$547	$—	$2,563
Commercial	—	—	13	—	13
Intersegment	3	2	30	(35)	—
Sales and service revenues	$631	$1,390	$590	$(35)	$2,576
Contract Type
Firm fixed-price	$2	$8	$64	$—	$74
Fixed-price incentive	576	703	—	—	1,279
Cost-type	50	677	425	—	1,152
Time and materials	—	—	71	—	71
Intersegment	3	2	30	(35)	—
Sales and service revenues	$631	$1,390	$590	$(35)	$2,576

	Three Months Ended March 31
($ in millions)	2023	2022
Major Programs
Amphibious assault ships	$323	$363
Surface combatants and coast guard cutters	253	265
Other	1	3
Total Ingalls	577	631
Aircraft carriers	837	742
Submarines	540	470
Other	129	178
Total Newport News	1,506	1,390
Mission based solutions	518	491
Other	106	99
Total Mission Technologies	624	590
Intersegment eliminations	(33)	(35)
Sales and service revenues	$2,674	$2,576

As of March 31, 2023, the Company had $47.0 billion of remaining performance obligations. The Company expects to recognize approximately 40% of its remaining performance obligations as revenue through 2024, an additional 25% through 2026, and the balance thereafter.
Cumulative Catch-up Revenue Adjustments

For the three months ended March 31, 2023, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $9 million and $0.17, respectively. For the three months ended March 31, 2022, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $45 million and $0.89, respectively.

Cumulative catch-up revenue adjustments for the three months ended March 31, 2023, included a favorable adjustment of $15 million on a contract at the Company's Newport News segment, which increased diluted earnings per share by $0.30. Cumulative catch-up revenue adjustments for the three months ended March 31, 2023, included an unfavorable adjustment of $14 million on a contract at the Company's Newport News segment, which decreased diluted earnings per share by $0.28.

Cumulative catch-up revenue adjustments for the three months ended March 31, 2022, included a favorable adjustment of $17 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.34. For the three months ended March 31, 2022, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets increased $14 million from December 31, 2022, to March 31, 2023, primarily resulting from an increase in contract assets related to revenue on certain U.S. Navy contracts. For the three months ended March 31, 2023, the Company recognized revenue of $551 million related to its contract liabilities as of December 31, 2022. For the three months ended March 31, 2022, the Company recognized revenue of $379 million related to its contract liabilities as of December 31, 2021.

7. SEGMENT INFORMATION

The following table presents segment results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
($ in millions)	2023	2022
Sales and Service Revenues
Ingalls	$577	$631
Newport News	1,506	1,390
Mission Technologies	624	590
Intersegment eliminations	(33)	(35)
Sales and service revenues	$2,674	$2,576
Operating Income
Ingalls	$55	$86
Newport News	84	81
Mission Technologies	17	9
Segment operating income	156	176
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(19)	(37)
Non-current state income taxes	4	(1)
Operating income	$141	$138

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with U.S. GAAP Financial Accounting Standards ("FAS") and our pension and other postretirement expense under U.S. Government Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment:

($ in millions)	March 31, 2023	December 31, 2022
Assets
Ingalls	$1,615	$1,633
Newport News	4,566	4,344
Mission Technologies	3,291	3,347
Corporate	1,377	1,533
Total assets	$10,849	$10,857

8. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended March 31, 2023 and 2022, were 20.9% and 20.5%, respectively, which did not differ materially from the federal statutory corporate income tax rate of 21%.

The Company's unrecognized tax benefits increased by $2 million during the three months ended March 31, 2023. As of March 31, 2023, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $92 million. Assuming a sustainment of these tax positions, a reversal of $70 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2023, interest resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million.
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

9. INVESTIGATIONS, CLAIMS, AND LITIGATION

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the three months ended March 31, 2023 and 2022, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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
The Company is party to various other claims, legal proceedings, and investigations that arise in the ordinary course of business, including U.S. Government investigations that could result in administrative, civil, or criminal proceedings involving the Company. The Company is a contractor with the U.S. Government, and such proceedings can therefore include False Claims Act allegations against the Company. Although the Company believes that the resolution of these other claims, legal proceedings, and investigations will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

10. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. As of March 31, 2023, amounts recognized in connection with claims and requests for equitable adjustment were not material individually or in the aggregate.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of March 31, 2023, the probable estimable future cost for environmental remediation was not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2023, the Company had $14 million in issued but undrawn letters of credit and $360 million of surety bonds outstanding.

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

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. Consistent with the 1985 settlement agreement, the Company has not recovered cumulative billable costs resulting from the different treatment of workers' compensation costs between CAS and FAS. Under the 1985 settlement agreement, these costs would be recovered in future periods. In December 2020, a U.S. Navy Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. The Company believes the 1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, but the Company is continuing to negotiate a resolution of the matter with the Contracting Officer.

In August 2022, the Navy Contracting Officer issued a written determination that the Ingalls Shipbuilding Property Management System had a significant deficiency, resulting in a 2% withhold of payments on certain invoices issued under one contract. In response, the Company proposed a corrective action plan, which the Navy approved. Subsequently, the Navy terminated the withhold and released withheld funds to the Company.

In January 2023, the Company entered into discussions with a Mission Technologies' customer to amend an existing contract to address manufacturing issues. Although final agreement has not been reached, the Company recorded during the period ended March 31, 2023, a provision for contract loss that was not material to the financial statements as a whole.

National Security Cutter (“NSC”) 11 Steel Plates Issue - After the Company’s Ingalls Shipbuilding segment began fabrication of Friedman (NSC 11) for the U.S. Coast Guard, the Coast Guard initiated communications with Ingalls about the degree of corrosion of certain steel plates Ingalls was using to fabricate Friedman (NSC 11), as well as the process Ingalls was using to remediate the corrosion. The Coast Guard subsequently informed Ingalls of its objection to the process Ingalls was using to remediate corrosion in Friedman (NSC 11) steel plates and requested that Ingalls follow a different remediation process or, alternatively, reconstruct affected fabricated units with new steel. Ingalls and the Coast Guard are continuing to seek a resolution of the matter. The Company has included estimates of the financial impact of the Friedman (NSC 11) matter into its contract cost estimates and revenue recognition processes. The variability of the scope of work the Company will perform to resolve the matter and the extent to which the Company will recover increased costs to resolve the matter could impact those estimates in the future. The ultimate resolution of the Friedman (NSC 11) steel plates issue, including the scope of remediation work and recovery of associated costs, could result in an adverse effect on the Company's condensed consolidated financial position, results of operations, or cash flows.

Collective Bargaining Agreements - Of the Company's approximately 43,000 employees, approximately 45% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. The Company believes its relationship with its employees is satisfactory.

11. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, other postretirement benefit plans, and defined contribution pension plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$28	$45	$1	$2
Interest cost	86	64	5	4
Expected return on plan assets	(132)	(150)	—	—
Amortization of prior service cost (credit)	4	4	(1)	(1)
Amortization of net actuarial loss (gain)	4	9	(3)	(1)
Net periodic benefit (income) cost	$(10)	$(28)	$2	$4

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
($ in millions)	2023	2022
Pension plans
Discretionary
Qualified	$—	$—
Non-qualified	2	3
Other benefit plans	8	7
Total contributions	$10	$10

As of March 31, 2023, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2023.

12. STOCK COMPENSATION PLANS

During the three months ended March 31, 2023 and 2022, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2023, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $215.20. These rights are subject to cliff vesting on December 31, 2025. For the three months ended March 31, 2022, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $204.10. These rights are subject to cliff vesting on December 31, 2024. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the three months ended March 31, 2023 and 2022, awards of approximately 0.1 million and 0.2 million shares of stock vested, respectively, of which less than 0.1 million for each period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2023:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	551	$189.15	1.5

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors of $12 million and $9 million for the three months ended March 31, 2023 and 2022, respectively.
The Company recorded tax benefits related to stock awards of $2 million and $1 million for the three months ended March 31, 2023 and 2022, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $3 million and $4 million for the three months ended March 31, 2023 and 2022, respectively.

Unrecognized Compensation Expense

As of March 31, 2023, the Company had $2 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2023, 2022, and 2021, which will be recognized over a weighted average period of 0.9 years, and $57 million of unrecognized compensation expense associated with RPSRs granted in 2023, 2022, and 2021, which will be recognized over a weighted average period of 1.7 years.

13. SUBSEQUENT EVENTS

In April 2023, the Company amended its existing $1.5 billion credit facility (the "Revolving Credit Facility") and $650 million term loan due August 19, 2024 (the "Term Loan") to change the benchmark interest rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate (“SOFR”). The new interest rate will be based on SOFR plus an interest spread based on the Company's credit rating, plus an additional 0.10%. The Company does not expect the transition to the SOFR benchmark to materially impact its financial results. For further information on the Company's debt, see the Company's 2022 Annual Report on Form 10-K.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. For more than a century, our Ingalls Shipbuilding segment ("Ingalls") in Mississippi and Newport News Shipbuilding segment ("Newport News") in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making us America's largest shipbuilder. Our Mission Technologies segment delivers high-value engineering and technology solutions to enable multi-domain distributed operations in the government and commercial markets. Headquartered in Newport News, Virginia, HII employs approximately 43,000 people domestically and internationally.
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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our 2022 Annual Report on Form 10-K.

Business Environment

We continue to see uncertainty in the economy, our industry, and our company, with challenges for customers and suppliers, labor shortages, supply chain challenges, and inflation, among other impacts.

U.S. Government Contracts - The President submitted the fiscal year 2024 budget request on March 9, 2023, and the request is now under consideration by Congress. The budget request reflects continued investment in shipbuilding, funding the second Columbia class (SSBN 826) submarine, two Virginia class (SSN 774) attack submarines, two Flight III Arleigh Burke class (DDG 51) destroyers, and the final increment of Fallujah (LHA 9). Additionally, the budget request continues funding for USS Gerald R. Ford class (CVN 78) nuclear aircraft carriers and aircraft carrier refueling programs, and includes investment in the submarine industrial base. The U.S. Marine Corps included a LPD Flight II amphibious ship (LPD 33) in its fiscal year 2024 unfunded priority list, which was submitted to the Congress shortly after the release of the budget request.

Political and Economic Environment - The global geopolitical and economic environment continues to be impacted by uncertainty, heightened tensions, and instability. Geopolitical relationships have changed, and are continuing to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability. These global threats persist across all domains, from undersea to space to cyber, and the global market for defense products, services, and solutions is driven by these complex and evolving security challenges. Our current operating environment exists in the broader context of political and socioeconomic priorities and reflects, among other things, the continued impact of and uncertainty surrounding geopolitical tensions, financial market volatility, inflation, a challenging labor market, and continued public health issues.

For further information on our business environment, see the discussion under Business Environment under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2022 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Purchase accounting, goodwill, and intangible assets;

•Litigation, commitments, and contingencies;

•Retirement related benefit plans; and

•Workers' compensation.

As of March 31, 2023, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2022.

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

Key Financial Measures

The following table presents selected financial highlights:

	Three Months Ended March 31
			2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent
Sales and service revenues	$2,674	$2,576	$98	4%
Cost of product sales and service revenues	2,324	2,227	97	4%
Income from operating investments, net	12	7	5	71%
Other income and gains (losses), net	(1)	(1)	—	—%
General and administrative expenses	220	217	3	1%
Operating income	141	138	3	2%
Other income (expense)
Interest expense	(24)	(26)	2	8%
Non-operating retirement benefit	37	71	(34)	(48)%
Other, net	9	(7)	16	229%
Federal and foreign income taxes	34	36	(2)	(6)%
Net earnings	$129	$140	$(11)	(8)%

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

Sales and service revenues for the three months ended March 31, 2023, increased $98 million, or 4%, compared to the same period in 2022, primarily due to higher volumes at Newport News and Mission Technologies, partially offset by lower volumes at Ingalls.

Cost of Sales and Service Revenues

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

Refer to "Segment Operating Results" and "Product and Service Analysis" in this section for details related to cost of sales for both product sales and service revenues.

Income from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Refer to "Segment Operating Results" in this section for details related to income from operating investments.

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

General and administrative expenses for the three months ended March 31, 2023, increased $3 million from the same period in 2022, primarily due to higher state income taxes and overhead costs.

Operating Income

We consider operating income an important measure for evaluating our operating performance, and, consistent with industry practice, we define operating income as revenues less the related costs of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income," which is defined as operating income before the Operating FAS/CAS Adjustment and non-current state income taxes, neither of which affects segment performance. Segment operating income is not a recognized measure under GAAP.  When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, operating income or any other performance measure presented in accordance with GAAP. It is a measure we use to evaluate our core operating performance.  We believe segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies. Refer to
"Segment Operating Results" in this section for details related to segment operating income, as well as activity within each segment.

The following table reconciles operating income to segment operating income:

	Three Months Ended March 31
			2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent
Operating income	$141	$138	$3	2%
Operating FAS/CAS Adjustment	19	37	(18)	(49)%
Non-current state income taxes	(4)	1	(5)	(500)%
Segment operating income	$156	$176	$(20)	(11)%

Operating income for the three months ended March 31, 2023, increased $3 million compared with the same period in 2022, primarily due to favorable changes in the Operating FAS/CAS Adjustment and non-current state income taxes, partially offset by lower segment operating income.

FAS/CAS Adjustment and Operating FAS/CAS Adjustment

The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with U.S. GAAP Financial Accounting Standards ("FAS") and the expenses for these items included in segment operating income in accordance with U.S. Government Cost Accounting Standards

("CAS"). The Operating FAS/CAS Adjustment excludes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended March 31
			2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent
FAS benefit	$8	$24	$(16)	(67)%
CAS cost	10	10	—	—%
FAS/CAS Adjustment	18	34	(16)	(47)%
Non-operating retirement benefit	(37)	(71)	34	48%
Operating FAS/CAS Adjustment	$(19)	$(37)	$18	49%

The Operating FAS/CAS Adjustment was a net expense of $19 million and $37 million for the three months ended March 31, 2023 and 2022, respectively. The favorable change was primarily driven by the more immediate recognition of higher interest rates under FAS.

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

Non-current state income tax benefit for the three months ended March 31, 2023, was $4 million, compared to non-current state income tax expense of $1 million for the same period in 2022. The favorable change in non-current state income taxes was driven by a decrease in deferred state income tax expense, primarily attributable to the timing of long-term contract income for tax purposes.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment sales and segment operating results:

	Three Months Ended March 31
			2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent
Sales and Service Revenues
Ingalls	$577	$631	$(54)	(9)%
Newport News	1,506	1,390	116	8%
Mission Technologies	624	590	34	6%
Intersegment eliminations	(33)	(35)	2	6%
Sales and service revenues	$2,674	$2,576	$98	4%
Operating Income
Ingalls	$55	$86	$(31)	(36)%
Newport News	84	81	3	4%
Mission Technologies	17	9	8	89%
Segment operating income	156	176	(20)	(11)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(19)	(37)	18	49%
Non-current state income taxes	4	(1)	5	500%
Operating income	$141	$138	$3	2%

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

Cumulative Catch-up Revenue Adjustments

For the three months ended March 31, 2023 and 2022, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended March 31

($ in millions)	2023	2022
Gross favorable adjustments	$64	$107
Gross unfavorable adjustments	(55)	(62)
Net adjustments	$9	$45

For the three months ended March 31, 2023 and 2022, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended March 31

($ in millions)	2023	2022
Ingalls	$14	$41
Newport News	(9)	—
Mission Technologies	4	4
Net adjustments	$9	$45

Ingalls

	Three Months Ended March 31
			2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent
Sales and service revenues	$577	$631	$(54)	(9)%
Segment operating income	55	86	(31)	(36)%
As a percentage of segment sales	9.5%	13.6%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended March 31, 2023, decreased $54 million, or 9%, from the same period in 2022, primarily driven by lower revenues in amphibious assault ships and the Legend class National Security Cutter ("NSC") program, partially offset by higher revenues in surface combatants. Revenues on amphibious assault ships decreased due to lower volumes on USS Fort Lauderdale (LPD 28) following its delivery, Bougainville (LHA 8), L-Class planning yard services contract, and Richard M. McCool Jr. (LPD 29), partially offset by higher volumes on Fallujah (LHA 9) and LPD 32 (unnamed). Revenues on the Legend class NSC program decreased due to lower volumes on Friedman (NSC 11). Revenues on surface combatants increased due to higher volumes on George M. Neal (DDG 131), Jeremiah Denton (DDG 129), John F. Lehman (DDG 137), and Ted Stevens (DDG 128), partially offset by lower volumes on Lenah Sutcliffe Higbee (DDG 123) and USS Jack H. Lucas (DDG 125).

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2023, was $55 million, compared to segment operating income of $86 million for the same period in 2022. The decrease was primarily driven by lower risk retirement on USS Fort Lauderdale (LPD 28) and Bougainville (LHA 8).

Newport News

	Three Months Ended March 31
			2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent
Sales and service revenues	$1,506	$1,390	$116	8%
Segment operating income	84	81	3	4%
As a percentage of segment sales	5.6%	5.8%

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended March 31, 2023, increased $116 million, or 8%, from the same period in 2022, primarily driven by higher revenues in aircraft carriers and submarines, partially offset by lower revenues in naval nuclear support services. Aircraft carrier revenues increased primarily as a result of higher volumes on the refueling and complex overhaul ("RCOH") of USS John C. Stennis (CVN 74) and the construction of Doris Miller (CVN 81), Enterprise (CVN 80), and John F. Kennedy (CVN 79), partially offset by lower volumes on the RCOH of USS George Washington (CVN 73). Submarine revenues increased due to higher volumes on Block V boats of the Virginia class (SSN 774) submarine program and the Columbia class (SSBN 826) submarine program, partially offset by lower volumes on Block IV boats of the Virginia class (SSN 774) submarine program. Naval nuclear support services revenues decreased primarily as a result of lower volumes in carrier fleet support services.

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2023, was $84 million, compared to segment operating income of $81 million for the same period in 2022. The increase was primarily due to higher sales volumes, partially offset by unfavorable risk retirement on the Enterprise (CVN 80).

Mission Technologies

	Three Months Ended March 31
			2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent
Sales and service revenues	$624	$590	$34	6%
Segment operating income	17	9	8	89%
As a percentage of segment sales	2.7%	1.5%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended March 31, 2023, increased $34 million, or 6%, from the same period in 2022, primarily due to higher volumes in mission based solutions and fleet sustainment.

Segment Operating Income

Mission Technologies segment operating income for the three months ended March 31, 2023, was $17 million, compared to segment operating income of $9 million for the same period in 2022. The increase was primarily driven by improved performance in mission based solutions and unmanned systems, and higher equity income from nuclear and environmental joint ventures, partially offset by lower performance in fleet sustainment.

PRODUCT AND SERVICE ANALYSIS

The following table presents segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Three Months Ended March 31
($ in millions)	2023		2022
Segment Information	Sales and service revenues	Segment cost of product sales and service revenues	Sales and service revenues	Segment cost of product sales and service revenues
Ingalls
Product	$534	$440	$578	$457
Service	41	34	50	43
Intersegment	2	2	3	3
Total Ingalls	577	476	631	503
Newport News
Product	1,271	1,092	1,121	959
Service	234	198	267	225
Intersegment	1	1	2	2
Total Newport News	1,506	1,291	1,390	1,186
Mission Technologies
Product	24	20	25	21
Service	570	521	535	485
Intersegment	30	30	30	30
Total Mission Technologies	624	571	590	536
Segment Totals
Product	1,829	1,552	1,724	1,437
Service	845	753	852	753
Total Segment (1)	$2,674	$2,305	$2,576	$2,190
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended March 31, 2023, increased $105 million, or 6%, from the same period in 2022. Product sales at our Ingalls segment decreased $44 million in 2023, primarily as a result of lower volumes in amphibious assault ships and the Legend class NSC program, partially offset by higher volumes in surface combatants. Newport News product sales increased $150 million in 2023, primarily as a result of higher volumes in aircraft carriers and submarines. Mission Technologies product sales decreased $1 million in 2023, primarily as a result of lower volumes in mission based solutions and unmanned systems, partially offset by higher volumes in fleet sustainment.

Segment cost of product sales for the three months ended March 31, 2023, increased $115 million, or 8%, compared with the same period in 2022. Cost of product sales at our Ingalls segment decreased $17 million in 2023, primarily as a result of lower volumes described above, partially offset by lower risk retirement on USS Fort Lauderdale (LPD 28) following its delivery. Cost of product sales at our Newport News segment increased $133 million in 2023, primarily as a result of higher volumes described above. Cost of product sales at our Mission Technologies segment decreased $1 million in 2023, primarily as a result of lower volumes described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended March 31, 2023, decreased $7 million, or 1%, compared with the same period in 2022. Service revenues at our Ingalls segment decreased $9 million in 2023, primarily as a result of lower volumes in amphibious assault ship services. Service revenues at our Newport News segment decreased $33 million in 2023, primarily as a result of lower volumes in naval nuclear support services, partially offset by higher volumes in aircraft carrier and submarine services. Service revenues at our Mission Technologies segment increased $35 million in 2023, primarily as a result of higher volumes in mission based solutions services and fleet sustainment.

Segment cost of service revenues for the three months ended March 31, 2023, were flat compared with the same period in 2022. Cost of service revenues at our Ingalls segment decreased $9 million in 2023, primarily as a result of lower volumes described above. Cost of service revenues at our Newport News segment decreased $27 million in 2023, primarily as a result of lower volumes described above. Cost of service revenues at our Mission Technologies segment increased $36 million in 2023, primarily as a result of higher volumes described above and year-to-year variances in contract mix.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended March 31, 2023, was $24 million, compared with $26 million for the same period in 2022. The decrease was primarily driven by a decrease in outstanding long-term debt from the prior year period.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three months ended March 31, 2023, the non-operating retirement benefit was $37 million, compared with $71 million for the same period in 2022. The decrease was primarily driven by lower 2022 returns on plan assets.

Other, Net

Other, net income for the three months ended March 31, 2023 was $9 million, compared with other, net expense of $7 million for the same period in 2022. The favorable change was primarily driven by realized and unrealized net gains in investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended March 31, 2023 and 2022, were 20.9% and 20.5%, respectively, which did not differ materially from the federal statutory corporate income tax rate of 21%.

BACKLOG

Total backlog as of March 31, 2023, and December 31, 2022, was approximately $47.0 billion and $47.1 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2023, and December 31, 2022:

	March 31, 2023			December 31, 2022
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,852	$2,786	$13,638	$9,231	$3,546	$12,777
Newport News	13,579	15,069	28,648	11,665	17,742	29,407
Mission Technologies	1,332	3,390	4,722	1,317	3,622	4,939
Total backlog	$25,763	$21,245	$47,008	$22,213	$24,910	$47,123

We expect approximately 21% of the $47.1 billion total backlog as of December 31, 2022, to be converted into sales in 2023. U.S. Government orders comprised substantially all of the backlog as of March 31, 2023, and December 31, 2022.

Contract Awards

The value of new contract awards during the three months ended March 31, 2023, was approximately $2.6 billion, including an award modification for the detail design and construction of LPD 32 (unnamed).

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

The following table summarizes key components of cash flow provided by operating activities:

	Three Months Ended March 31		2023 vs. 2022

($ in millions)	2023	2022	Dollars
Net earnings	$129	$140	$(11)
Depreciation and amortization	89	89	—
Provision for doubtful accounts	—	(7)	7
Stock-based compensation	12	9	3
Deferred income taxes	(30)	2	(32)
Loss (gain) on investments in marketable securities	(8)	9	(17)
Retiree benefits	(18)	(34)	16
Trade working capital increase	(183)	(291)	108
Net cash used in operating activities	$(9)	$(83)	$74
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the three months ended March 31, 2023 and 2022, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2023, was $9 million, compared with $83 million used in operating activities for the same period in 2022. The favorable change in operating cash flow was primarily due to a favorable change in trade working capital. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning April 1, 2023, and beyond such 12-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2023, was $60 million, compared with $43 million used in investing activities for the same period in 2022. The change in investing cash was primarily driven by increased investment in one of our unconsolidated nuclear and environmental joint ventures. For 2023, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 2.0% of annual revenues.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2023, was $80 million, compared with $171 million used in financing activities for the same period in 2022. The change in financing cash was primarily due to a $90 million decrease in the prepayments of our Term Loan.

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

The following table reconciles net cash used in operating activities to free cash flow:

	Three Months Ended March 31		2023 vs. 2022

($ in millions)	2023	2022	Dollars
Net cash used in operating activities	$(9)	$(83)	$74
Less capital expenditures:
Capital expenditure additions	(43)	(43)	—
Grant proceeds for capital expenditures	3	—	3
Free cash flow	$(49)	$(126)	$77

Free cash flow for the three months ended March 31, 2023, increased $77 million from the same period in 2022, primarily due to a favorable change in trade working capital.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2023 and 2022, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2023, $14 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of March 31, 2023, we had no other significant off-balance sheet arrangements.

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
•Health epidemics, pandemics, and similar outbreaks;
•Our ability to attract, train, and retain a qualified workforce;
•Disruptions impacting global supply, including those attributable to ongoing public health issues and those resulting from the ongoing conflict between Russia and Ukraine;
•Changes in key estimates and assumptions regarding our pension and retiree health care costs;
•Security threats, including cyber security threats, and related disruptions; and
•Other risk factors discussed herein and in our other filings with the SEC.

Additional factors include those described in our 2022 Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission.

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

Columbia class (SSBN 826) submarines
Design and construct modules for Columbia class (SSBN 826) nuclear ballistic missile submarines ("SSBNs") as a subcontractor to Electric Boat. SSBNs are the most secure and survivable of our nation’s nuclear deterrent triad. Columbia class SSBNs will carry approximately 70 percent of the nation’s nuclear arsenal. The Columbia class (SSBN 826) program plan of record is to construct 12 new SSBNs to replace the current aging Ohio class. We have a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. We have been awarded contracts from Electric Boat for integrated product and process development, providing long–lead–time material and advance construction, and construction of the first two boats of the Columbia class (SSBN 826) submarine program. Construction of the first Columbia class (SSBN 826) submarine began in 2020. In 2023, we received initial authorization to begin advance procurement and advance construction for the third and fourth boats.

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

Mission based solutions	Develops integrated solutions that enable today's connected, all–
domain force. Capabilities include: command, control, computers, communications, cyber, intelligence, surveillance, and
reconnaissance ("C5ISR") systems and operations; the
application of artificial intelligence and machine learning to
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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2022, we delivered USS Fort Lauderdale (LPD 28), and we were awarded a long-lead-time material contract for LPD 32 (unnamed). In 2023, we received an award modification for the detail design and construction of LPD 32 (unnamed). We are currently constructing Richard M. McCool Jr. (LPD 29), Harrisburg (LPD 30), and Pittsburgh (LPD 31).

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $650 million Term Loan, a $1.5 billion Revolving Credit Facility, and a $1 billion commercial paper program. As of March 31, 2023, we had $215 million outstanding on the Term Loan and no indebtedness outstanding under our Revolving Credit Facility or our commercial paper program. Based on the amounts outstanding under our Term Loan as of March 31, 2023, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $2 million on an annual basis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2022 Annual Report on Form 10–K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2,3]
January 1, 2023 to January 31, 2023	7,837	$221.11	7,570	$987.0
February 1, 2023 to February 28, 2023	6,005	217.59	6,005	985.7
March 1, 2023 to March 31, 2023	81,548	212.53	25,750	980.3
Total	95,390	$213.55	39,325	$980.3
1We purchased an aggregate of 39,325 shares of our common stock in the open market pursuant to our repurchase program, and 56,065 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock rights during the period.
2 From the stock repurchase program's inception through March 31, 2023, we have purchased 13,679,186 shares at an average price of $162.27 per share for a total of $2.2 billion.
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

Date:	May 4, 2023	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)