Form 10-Q
period 2023-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2023-08-03
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of July 28, 2023, 39,867,606 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2023	2022	2023	2022
Sales and service revenues
Product sales	$1,879	$1,829	$3,708	$3,553
Service revenues	908	833	1,753	1,685
Sales and service revenues	2,787	2,662	5,461	5,238
Cost of sales and service revenues
Cost of product sales	1,602	1,526	3,170	2,994
Cost of service revenues	796	746	1,552	1,505
Income from operating investments, net	4	27	16	34
Other income and gains, net	1	1	—	—
General and administrative expenses	238	227	458	444
Operating income	156	191	297	329
Other income (expense)
Interest expense	(24)	(26)	(48)	(52)
Non-operating retirement benefit	37	67	74	138
Other, net	—	(10)	9	(17)
Earnings before income taxes	169	222	332	398
Federal and foreign income tax expense	39	44	73	80
Net earnings	$130	$178	$259	$318

Basic earnings per share	$3.27	$4.44	$6.49	$7.93
Weighted-average common shares outstanding	39.8	40.1	39.9	40.1

Diluted earnings per share	$3.27	$4.44	$6.49	$7.93
Weighted-average diluted shares outstanding	39.8	40.1	39.9	40.1

Dividends declared per share	$1.24	$1.18	$2.48	$2.36

Net earnings from above	$130	$178	$259	$318
Other comprehensive income (loss)
Change in unamortized benefit plan costs	5	13	9	(73)
Other	—	(1)	—	(1)
Tax benefit (expense) for items of other comprehensive income	(1)	(3)	(2)	19
Other comprehensive income (loss), net of tax	4	9	7	(55)
Comprehensive income	$134	$187	$266	$263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$313	$467
Accounts receivable, net of allowance for doubtful accounts of $1 million as of 2023 and $2 million as of 2022	786	636
Contract assets	1,266	1,240
Inventoried costs	190	183
Income taxes receivable	184	170
Prepaid expenses and other current assets	78	50
Total current assets	2,817	2,746
Property, plant, and equipment, net of accumulated depreciation of $2,399 million as of 2023 and $2,319 million as of 2022	3,196	3,198
Operating lease assets	264	282
Goodwill	2,618	2,618
Other intangible assets, net of accumulated amortization of $945 million as of 2023 and $881 million as of 2022	955	1,019
Pension plan assets	646	600
Miscellaneous other assets	363	394
Total assets	$10,859	$10,857
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$519	$642
Accrued employees’ compensation	345	345
Current portion of long-term debt	484	399
Current portion of postretirement plan liabilities	134	134
Current portion of workers’ compensation liabilities	229	229
Contract liabilities	833	766
Other current liabilities	383	380
Total current liabilities	2,927	2,895
Long-term debt	2,396	2,506
Pension plan liabilities	218	214
Other postretirement plan liabilities	257	260
Workers’ compensation liabilities	465	463
Long-term operating lease liabilities	224	246
Deferred tax liabilities	359	418
Other long-term liabilities	367	366
Total liabilities	7,213	7,368
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value; 150 million shares authorized; 53.6 million shares issued and 39.9 million shares outstanding as of June 30, 2023, and 53.5 million shares issued and 39.9 million shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	2,030	2,022
Retained earnings	4,434	4,276
Treasury stock	(2,227)	(2,211)
Accumulated other comprehensive loss	(592)	(599)
Total stockholders’ equity	3,646	3,489
Total liabilities and stockholders’ equity	$10,859	$10,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2023	2022
Operating Activities
Net earnings	$259	$318
Adjustments to reconcile to net cash used in operating activities
Depreciation	110	104
Amortization of purchased intangibles	64	70
Amortization of debt issuance costs	4	4
Provision for doubtful accounts	—	(7)
Stock-based compensation	18	16
Deferred income taxes	(62)	(1)
Loss (gain) on investments in marketable securities	(12)	26
Change in
Accounts receivable	(149)	(241)
Contract assets	(27)	(56)
Inventoried costs	(7)	(35)
Prepaid expenses and other assets	(42)	47
Accounts payable and accruals	(57)	8
Retiree benefits	(36)	(65)
Other non-cash transactions, net	10	(4)
Net cash provided by operating activities	73	184
Investing Activities
Capital expenditures
Capital expenditure additions	(111)	(102)
Grant proceeds for capital expenditures	3	—
Investment in affiliates	(24)	(5)
Proceeds from equity method investments	61	6
Other investing activities, net	1	—
Net cash used in investing activities	(70)	(101)
Financing Activities
Repayment of long-term debt	(30)	(200)
Dividends paid	(99)	(94)
Repurchases of common stock	(16)	(27)
Employee taxes on certain share-based payment arrangements	(12)	(14)
Net cash used in financing activities	(157)	(335)
Change in cash and cash equivalents	(154)	(252)
Cash and cash equivalents, beginning of period	467	627
Cash and cash equivalents, end of period	$313	$375
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$172	$15
Cash paid for interest	$51	$49
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$4	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2023 and 2022 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of March 31, 2022	$1	$1,995	$3,982	$(2,169)	$(987)	$2,822
Net earnings	—	—	178	—	—	178
Dividends declared ($1.18 per share)	—	—	(47)	—	—	(47)
Stock-based compensation	—	7	—	—	—	7
Other comprehensive income, net of tax	—	—	—	—	9	9
Treasury stock activity	—	—	—	(17)	—	(17)
Balance as of June 30, 2022	$1	$2,002	$4,113	$(2,186)	$(978)	$2,952

Balance as of March 31, 2023	$1	$2,024	$4,354	$(2,220)	$(596)	$3,563
Net earnings	—	—	130	—	—	130
Dividends declared ($1.24 per share)	—	—	(50)	—	—	(50)
Stock-based compensation	—	6	—	—	—	6
Other comprehensive income, net of tax	—	—	—	—	4	4
Treasury stock activity	—	—	—	(7)	—	(7)
Balance as of June 30, 2023	$1	$2,030	$4,434	$(2,227)	$(592)	$3,646

Six Months Ended June 30, 2023 and 2022 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2021	$1	$1,998	$3,891	$(2,159)	$(923)	$2,808
Net earnings	—	—	318	—	—	318
Dividends declared ($2.36 per share)	—	—	(94)	—	—	(94)
Stock-based compensation	—	4	(2)	—	—	2
Other comprehensive loss, net of tax	—	—	—	—	(55)	(55)
Treasury stock activity	—	—	—	(27)	—	(27)
Balance as of June 30, 2022	$1	$2,002	$4,113	$(2,186)	$(978)	$2,952

Balance as of December 31, 2022	$1	$2,022	$4,276	$(2,211)	$(599)	$3,489
Net earnings	—	—	259	—	—	259
Dividends declared ($2.48 per share)	—	—	(99)	—	—	(99)
Stock-based compensation	—	8	(2)	—	—	6
Other comprehensive income, net of tax	—	—	—	—	7	7
Treasury stock activity	—	—	—	(16)	—	(16)
Balance as of June 30, 2023	$1	$2,030	$4,434	$(2,227)	$(592)	$3,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Mission Technologies. For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making HII America's largest shipbuilder. The Mission Technologies segment develops integrated solutions that enable today's connected, all-domain force.

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").

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

Fair Value of Financial Instruments - Except for the Company's long-term debt, the carrying amounts of the Company's financial instruments that are recorded at historical cost approximate fair value due to the short-term nature of the instruments and low credit risk associated with the respective counterparties.

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $217 million and $209 million as of June 30, 2023, and December 31, 2022, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt (including current portion) as of June 30, 2023, and December 31, 2022, were $2,224 million and $2,703 million, respectively. The estimated fair values of the current portion of the Company's long-term debt were $482 million and $390 million as of June 30, 2023 and December 31, 2022, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

Debt - In April 2023, the Company amended its existing $1.5 billion credit facility (the "Revolving Credit Facility") and $650 million term loan due August 19, 2024 (the "Term Loan") to change the benchmark interest rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate (“SOFR”). The current interest rate is based on SOFR plus an interest spread based on the Company's credit rating, plus an additional 0.10%. The Company does not expect the transition to the SOFR benchmark to materially impact its financial results. For further information on the Company's debt, see the Company's 2022 Annual Report on Form 10-K.

Goodwill Impairment and Annual Assessment Date Change - During the second quarter of 2023, the Company elected to change the measurement date of its annual goodwill impairment test from November 30 to October 31. The change is not material to the consolidated financial statements as it does not result in the delay, acceleration, or avoidance of an impairment charge, and the test is still performed in the fourth quarter. The Company continues to perform a quarterly assessment for impairment between annual tests for impairment.

Sale of Equity Method Investment - In June 2023, the Company sold its investment in its unconsolidated ship repair and specialty fabrication joint venture, Titan Acquisition Holdings, L.P. ("Titan"). The Company received $61 million in proceeds and recognized an immaterial loss on sale.

3. ACCOUNTING STANDARDS UPDATES

Accounting pronouncements issued but not effective until after December 31, 2023, are not expected to have a material impact on the Company's consolidated financial position, results of operations, and cash flows.

4. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2023, the Company repurchased 75,849 shares at an aggregate cost of $16 million. For the six months ended June 30, 2022, the Company repurchased 131,006 shares at an aggregate cost of $27 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $99 million and $94 million for the six months ended June 30, 2023 and 2022, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $592 million and $599 million as of June 30, 2023 and December 31, 2022, respectively.

The changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2023 and 2022, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2022	$(987)	$—	$(987)
Other comprehensive loss before reclassifications	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	5	—	5
Amortization of net actuarial loss[1]	8	—	8
Tax expense for items of other comprehensive income	(3)	—	(3)
Net current period other comprehensive income (loss)	10	(1)	9
Balance as of June 30, 2022	$(977)	$(1)	$(978)

Balance as of March 31, 2023	$(596)	$—	$(596)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	5	—	5
Tax expense for items of other comprehensive income	(1)	—	(1)
Net current period other comprehensive income	4	—	4
Balance as of June 30, 2023	$(592)	$—	$(592)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2021	$(923)	$—	$(923)
Other comprehensive loss before reclassifications	(97)	(1)	(98)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	8	—	8
Amortization of net actuarial loss[1]	16	—	16
Tax benefit for items of other comprehensive loss	19	—	19
Net current period other comprehensive loss	(54)	(1)	(55)
Balance as of June 30, 2022	$(977)	$(1)	$(978)

Balance as of December 31, 2022	$(599)	$—	(599)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	8	—	8
Amortization of net actuarial loss[1]	1	—	1
Tax expense for items of other comprehensive income	(2)	—	(2)
Net current period other comprehensive income	7	—	7
Balance as of June 30, 2023	$(592)	$—	$(592)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 11: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2023 and 2022, was $1 million and $3 million, respectively. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2023 and 2022, was $2 million and $6 million, respectively.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2023	2022	2023	2022
Net earnings	$130	$178	$259	$318

Weighted-average common shares outstanding	39.8	40.1	39.9	40.1
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	39.8	40.1	39.9	40.1

Earnings per share - basic	$3.27	$4.44	$6.49	$7.93
Earnings per share - diluted	$3.27	$4.44	$6.49	$7.93

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.5 million Restricted Performance Stock Rights ("RPSRs") for each of the three and six months ended June 30, 2023, and 0.4 million RPSRs for each of the three and six months ended June 30, 2022.

6. REVENUE

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

The following tables present revenues on a disaggregated basis:

	Three Months Ended June 30, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$604	$1,247	$28	$—	$1,879
Service revenues	57	262	589	—	908
Intersegment	3	—	28	(31)	—
Sales and service revenues	$664	$1,509	$645	$(31)	$2,787
Customer Type
Federal	$661	$1,509	$608	$—	$2,778
Commercial	—	—	9	—	9
Intersegment	3	—	28	(31)	—
Sales and service revenues	$664	$1,509	$645	$(31)	$2,787
Contract Type
Firm fixed-price	$—	$2	$84	$—	$86
Fixed-price incentive	606	824	1	—	1,431
Cost-type	55	683	476	—	1,214
Time and materials	—	—	56	—	56
Intersegment	3	—	28	(31)	—
Sales and service revenues	$664	$1,509	$645	$(31)	$2,787

	Three Months Ended June 30, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$611	$1,190	$28	$—	$1,829
Service revenues	45	242	546	—	833
Intersegment	2	1	26	(29)	—
Sales and service revenues	$658	$1,433	$600	$(29)	$2,662
Customer Type
Federal	$656	$1,432	$564	$—	$2,652
Commercial	—	—	10	—	10
Intersegment	2	1	26	(29)	—
Sales and service revenues	$658	$1,433	$600	$(29)	$2,662
Contract Type
Firm fixed-price	$4	$3	$69	$—	$76
Fixed-price incentive	609	754	—	—	1,363
Cost-type	43	675	437	—	1,155
Time and materials	—	—	68	—	68
Intersegment	2	1	26	(29)	—
Sales and service revenues	$658	$1,433	$600	$(29)	$2,662

	Six Months Ended June 30, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,138	$2,518	$52	$—	$3,708
Service revenues	98	496	1,159	—	1,753
Intersegment	5	1	58	(64)	—
Sales and service revenues	$1,241	$3,015	$1,269	$(64)	$5,461
Customer Type
Federal	$1,236	$3,014	$1,189	$—	$5,439
Commercial	—	—	22	—	22
Intersegment	5	1	58	(64)	—
Sales and service revenues	$1,241	$3,015	$1,269	$(64)	$5,461
Contract Type
Firm fixed-price	$2	$2	$159	$—	$163
Fixed-price incentive	1,139	1,653	1	—	2,793
Cost-type	95	1,359	943	—	2,397
Time and materials	—	—	108	—	108
Intersegment	5	1	58	(64)	—
Sales and service revenues	$1,241	$3,015	$1,269	$(64)	$5,461

	Six Months Ended June 30, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,189	$2,311	$53	$—	$3,553
Service revenues	95	509	1,081	—	1,685
Intersegment	5	3	56	(64)	—
Sales and service revenues	$1,289	$2,823	$1,190	$(64)	$5,238
Customer Type
Federal	$1,284	$2,820	$1,111	$—	$5,215
Commercial	—	—	23	—	23
Intersegment	5	3	56	(64)	—
Sales and service revenues	$1,289	$2,823	$1,190	$(64)	$5,238
Contract Type
Firm fixed-price	$6	$11	$133	$—	$150
Fixed-price incentive	1,185	1,457	—	—	2,642
Cost-type	93	1,352	862	—	2,307
Time and materials	—	—	139	—	139
Intersegment	5	3	56	(64)	—
Sales and service revenues	$1,289	$2,823	$1,190	$(64)	$5,238

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2023	2022	2023	2022
Major Programs
Amphibious assault ships	$374	$372	$697	$735
Surface combatants and coast guard cutters	287	284	540	549
Other	3	2	4	5
Total Ingalls	664	658	1,241	1,289
Aircraft carriers	828	814	1,665	1,556
Submarines	537	470	1,077	940
Other	144	149	273	327
Total Newport News	1,509	1,433	3,015	2,823
Mission based solutions	524	488	1,042	979
Other	121	112	227	211
Total Mission Technologies	645	600	1,269	1,190
Intersegment eliminations	(31)	(29)	(64)	(64)
Sales and service revenues	$2,787	$2,662	$5,461	$5,238

As of June 30, 2023, the Company had $46.9 billion of remaining performance obligations. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue through 2024, an additional 30% through 2026, and the balance thereafter.
Cumulative Catch-up Revenue Adjustments

For the three months ended June 30, 2023, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $20 million and $0.41, respectively. For the three months ended June 30, 2022, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $68 million and $1.34, respectively. For the six months ended June 30, 2023, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $29 million and $0.58, respectively. For the six months ended June 30, 2022, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $113 million and $2.22, respectively.

For the three and six months ended June 30, 2023, no individual favorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2023, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

Cumulative catch-up revenue adjustments for the three months ended June 30, 2022, included a favorable adjustment of $20 million on a contract at the Company's Ingalls segment, which increased diluted earnings per share by $0.40. For the six months ended June 30, 2022, no individual favorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2022, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets decreased $41 million from December 31, 2022, to June 30, 2023, primarily resulting from billings on certain U.S. Navy contracts. For the three and six months ended June 30, 2023, the Company recognized revenue of $122 million and $673 million, respectively, related to its contract liabilities as of December 31, 2022. For the three and six months ended June 30, 2022, the Company recognized revenue of $152 million and $531 million, respectively, related to its contract liabilities as of December 31, 2021.

7. SEGMENT INFORMATION

The following table presents segment results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2023	2022	2023	2022
Sales and Service Revenues
Ingalls	$664	$658	$1,241	$1,289
Newport News	1,509	1,433	3,015	2,823
Mission Technologies	645	600	1,269	1,190
Intersegment eliminations	(31)	(29)	(64)	(64)
Sales and service revenues	$2,787	$2,662	$5,461	$5,238
Operating Income
Ingalls	$65	$106	$120	$192
Newport News	95	94	179	175
Mission Technologies	9	25	26	34
Segment operating income	169	225	325	401
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(17)	(35)	(36)	(72)
Non-current state income taxes	4	1	8	—
Operating income	$156	$191	$297	$329

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with U.S. GAAP Financial Accounting Standards ("FAS") and our pension and other postretirement expense under U.S. Government Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment:

($ in millions)	June 30, 2023	December 31, 2022
Assets
Ingalls	$1,614	$1,633
Newport News	4,557	4,344
Mission Technologies	3,215	3,347
Corporate	1,473	1,533
Total assets	$10,859	$10,857

8. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended June 30, 2023 and 2022, were 23.1% and 19.8%, respectively. For the six months ended June 30, 2023 and 2022, the Company's effective income tax rates on earnings from operations were 22.0% and 20.1%, respectively. The higher effective tax rate for each of the three and six months ended June 30, 2023, was primarily attributable to a tax gain associated with the sale of the Company's interest in Titan.

For each of the three and six months ended June 30, 2023, the Company's effective tax rate differed from the federal statutory corporate income tax rate primarily as a result of the tax gain associated with the sale of the Company’s interest in Titan. For the three months ended June 30, 2022, the Company's effective tax rate differed from the federal statutory corporate income tax rate primarily as a result of research and development tax credits. For the six months ended June 30, 2022, the Company's effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%.

The Company's unrecognized tax benefits increased by $2 million and $4 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $94 million. Assuming a sustainment of these tax positions, a reversal of $71 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2023, interest resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million and $2 million, respectively.
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

9. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to Financial Accounting Standards Board Accounting Standards Codification 450 Contingencies, the Company has accrued for losses associated with investigations, claims, and litigation when, and to the extent that, loss amounts related to the investigations, claims, and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims, and litigation may be higher or lower than the amounts accrued. The Company has also provided footnote disclosure for matters for which a material loss is reasonably possible but a reserve has not been accrued because the likelihood of a material loss is not probable.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the six months ended June 30, 2023 and 2022, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

10. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. The Company believes its outstanding customer settlements will be resolved without material impact to its financial position, results of operations, or cash flows.

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of June 30, 2023, the probable estimable future cost for environmental remediation was not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2023, the Company had $14 million in issued but undrawn letters of credit and $360 million of surety bonds outstanding.

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

Other Contingencies - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. Consistent with the 1985 settlement agreement, the Company has not recovered cumulative billable costs resulting from the different treatment of workers' compensation costs between CAS and FAS. Under the 1985 settlement agreement, these costs would be recovered in future periods. In December 2020, a U.S. Navy Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. The Company believes the 1985 settlement agreement is CAS-compliant and cannot be unilaterally terminated, but the Company is continuing to negotiate a resolution of the matter with the Contracting Officer.

The Company has been in negotiations with a Mission Technologies customer since January 2023 to address issues related to a manufacturing contract. The Company recorded provisions for contract loss in prior periods that were not material to the Company's consolidated financial position, results of operations, or cash flows. The parties have not agreed upon a resolution of the matter, and the Company could incur additional future losses on the contract. The Company can therefore not predict or give assurances regarding the ultimate outcome of this matter.

The Company previously disclosed an issue regarding the degree of corrosion of certain steel plates used to fabricate Friedman (NSC 11). The Company’s expectation regarding the resolution of the matter with the customer is included in contract cost and profit estimates. Those estimates include management's best assessment of the underlying causal events, contractual entitlements, and the probability of successful resolution with the customer. The Company does not expect the final resolution of the matter to have a material impact to the Company's consolidated financial position, results of operations, or cash flows.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$28	$45	$2	$3	$56	$90	$3	$5
Interest cost	86	65	5	3	172	129	10	7
Expected return on plan assets	(133)	(148)	—	—	(265)	(298)	—	—
Amortization of prior service cost (credit)	5	6	—	(1)	9	10	(1)	(2)
Amortization of net actuarial loss (gain)	4	9	(4)	(1)	8	18	(7)	(2)
Net periodic benefit (income) cost	$(10)	$(23)	$3	$4	$(20)	$(51)	$5	$8

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30
($ in millions)	2023	2022
Pension plans
Discretionary
Qualified	$—	$—
Non-qualified	5	5
Other benefit plans	16	16
Total contributions	$21	$21

As of June 30, 2023, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2023.

12. STOCK COMPENSATION PLANS

During the six months ended June 30, 2023 and 2022, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2023, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $214.92. These rights are subject to cliff vesting on December 31, 2025. For the six months ended June 30, 2022, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $204.10. These rights are subject to cliff vesting on December 31, 2024. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the six months ended June 30, 2023 and 2022, awards of approximately 0.1 million and 0.2 million shares of stock vested, respectively, of which less than 0.1 million for each period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2023:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	546	$189.78	1.3

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors of $6 million and $7 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded stock-based compensation for the value of awards granted to The Company's employees and non-employee members of the board of directors of $18 million and $16 million for the six months ended June 30, 2023 and 2022, respectively.
The Company recorded tax benefits related to stock awards of $1 million for each of the three months ended June 30, 2023 and 2022. The Company recorded tax benefits related to stock awards of $3 million and $2 million for the six months ended June 30, 2023 and 2022, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of less than $1 million for each of the three months ended June 30, 2023 and 2022. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $3 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.

Unrecognized Compensation Expense

As of June 30, 2023, the Company had $2 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2023, 2022, and 2021, which will be recognized over a weighted average period of 1.0 year, and $49 million of unrecognized compensation expense associated with RPSRs granted in 2023, 2022, and 2021, which will be recognized over a weighted average period of 1.5 years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. For more than a century, our Ingalls Shipbuilding segment ("Ingalls") in Mississippi and Newport News Shipbuilding segment ("Newport News") in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making us America's largest shipbuilder. Our Mission Technologies segment develops integrated solutions that enable today's connected, all-domain force. Headquartered in Newport News, Virginia, HII employs approximately 43,000 people domestically and internationally.
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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").

Business Environment

We continue to see uncertainty in the economy, our industry, and our company, with challenges for customers and suppliers, labor shortages, supply chain challenges, and inflation, among other impacts.

U.S. Government Contracts - Congressional consideration of the fiscal year 2024 President’s Budget Request began following its release in March 2023 and is ongoing. The House and Senate have each acted on their respective National Defense Authorization bills for fiscal year 2024, both of which support our shipbuilding programs, including the additional authorization of the LPD 33 Flight II amphibious ship. Both House and Senate appropriations committees fund the procurement of two Virginia class (SSN 774) submarines, one Columbia class (SSBN 826) ballistic missile submarine, and two Arleigh Burke class (DDG 51) destroyers. The Senate appropriations bill provides advance procurement funding for LPD 33 (unnamed) in fiscal year 2024 and a third Arleigh Burke class (DDG 51) destroyer in fiscal year 2025, and the House appropriations bill includes language supporting a stable rate of procurement of amphibious warfare ships. All four committees have authorized the U.S. Navy to enter into one or more contracts for the multiyear procurement of the next block of Virginia class (SSN 774) submarines. We cannot predict the outcome of the fiscal year 2024 budget process or whether short-term funding will be required in the event annual appropriations measures are not finalized by the October 1 start of the fiscal year.

Political and Economic Environment - The global geopolitical and economic environment continues to be impacted by uncertainty, heightened geopolitical tensions, and instability. Geopolitical relationships have changed, and are continuing to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability. These global threats persist across all domains, from undersea to space to cyber, and the global market for defense products, services, and solutions is driven by these complex and evolving security challenges. Our current operating environment exists in the broader context of political and socioeconomic priorities and reflects, among other things, the continued impact of and uncertainty surrounding geopolitical tensions, financial market volatility, inflation, and a challenging labor market.

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

•Retirement related benefit plans; and

•Workers' compensation.

As of June 30, 2023, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2022.

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

Key Financial Measures

The following table presents selected financial highlights:

	Three Months Ended June 30				Six Months Ended June 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and service revenues	$2,787	$2,662	$125	5%	$5,461	$5,238	$223	4%
Cost of product sales and service revenues	2,398	2,272	126	6%	4,722	4,499	223	5%
Income from operating investments, net	4	27	(23)	(85)%	16	34	(18)	(53)%
Other income and gains, net	1	1	—	—%	—	—	—	—%
General and administrative expenses	238	227	11	5%	458	444	14	3%
Operating income	156	191	(35)	(18)%	297	329	(32)	(10)%
Other income (expense)
Interest expense	(24)	(26)	2	8%	(48)	(52)	4	8%
Non-operating retirement benefit	37	67	(30)	(45)%	74	138	(64)	(46)%
Other, net	—	(10)	10	100%	9	(17)	26	153%
Federal and foreign income taxes	39	44	(5)	(11)%	73	80	(7)	(9)%
Net earnings	$130	$178	$(48)	(27)%	$259	$318	$(59)	(19)%

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

Sales and service revenues for the three months ended June 30, 2023, increased $125 million, or 5%, compared to the same period in 2022, primarily due to higher volumes at Newport News and Mission Technologies. Sales and service revenues for the six months ended June 30, 2023, increased $223 million, or 4%, compared to the same period in 2022, primarily due to higher volumes at Newport News and Mission Technologies, partially offset by lower volumes at Ingalls.

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

Refer to "Segment Operating Results" and "Product and Service Revenues and Cost Analysis" in this section for details related to cost of sales for both product sales and service revenues.

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

General and administrative expenses for the three months ended June 30, 2023, increased $11 million from the same period in 2022, primarily due to higher overhead costs. General and administrative expenses for the six months ended June 30, 2023, increased $14 million from the same period in 2022, primarily due to higher overhead costs and state income taxes.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended June 30				Six Months Ended June 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Operating income	$156	$191	$(35)	(18)%	$297	$329	$(32)	(10)%
Operating FAS/CAS Adjustment	17	35	(18)	(51)%	36	72	(36)	(50)%
Non-current state income taxes	(4)	(1)	(3)	(300)%	(8)	—	(8)	—%
Segment operating income	$169	$225	$(56)	(25)%	$325	$401	$(76)	(19)%

Operating income for the three months ended June 30, 2023, decreased $35 million compared with the same period in 2022, primarily due to lower segment operating income, partially offset by favorable changes in the Operating FAS/CAS Adjustment and non-current state income taxes. Operating income for the six months ended June 30, 2023, decreased $32 million compared with the same period in 2022, primarily due to lower segment operating income, partially offset by favorable changes in the Operating FAS/CAS Adjustment and non-current state income taxes.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
FAS benefit	$7	$19	$(12)	(63)%	$15	$43	$(28)	(65)%
CAS cost	13	13	—	—%	23	23	—	—%
FAS/CAS Adjustment	20	32	(12)	(38)%	38	66	(28)	(42)%
Non-operating retirement benefit	(37)	(67)	30	45%	(74)	(138)	64	46%
Operating FAS/CAS Adjustment	$(17)	$(35)	$18	51%	$(36)	$(72)	$36	50%

The Operating FAS/CAS Adjustment was a net expense of $17 million and $35 million for the three months ended June 30, 2023 and 2022, respectively. The Operating FAS/CAS Adjustment was a net expense of $36 million and $72 million for the six months ended June 30, 2023 and 2022, respectively. The favorable changes in the Operating FAS/CAS Adjustment of $18 million and $36 million for the three and six months ended June 30, 2023, respectively, were primarily driven by the more immediate recognition of higher interest rates under FAS.

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

Non-current state income tax benefit was $4 million and $1 million for the three months ended June 30, 2023 and 2022, respectively. Non-current state income tax benefit was $8 million and less than $1 million for the six months ended June 30, 2023 and 2022, respectively. The favorable change in non-current state income taxes for each period was driven by a decrease in deferred state income tax expense, primarily attributable to the timing of long-term contract income for tax purposes.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment sales and segment operating results:

	Three Months Ended June 30				Six Months Ended June 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and Service Revenues
Ingalls	$664	$658	$6	1%	$1,241	$1,289	$(48)	(4)%
Newport News	1,509	1,433	76	5%	3,015	2,823	192	7%
Mission Technologies	645	600	45	8%	1,269	1,190	79	7%
Intersegment eliminations	(31)	(29)	(2)	(7)%	(64)	(64)	—	—%
Sales and service revenues	$2,787	$2,662	$125	5%	$5,461	$5,238	$223	4%
Operating Income
Ingalls	$65	$106	$(41)	(39)%	$120	$192	$(72)	(38)%
Newport News	95	94	1	1%	179	175	4	2%
Mission Technologies	9	25	(16)	(64)%	26	34	(8)	(24)%
Segment operating income	169	225	(56)	(25)%	325	401	(76)	(19)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(17)	(35)	18	51%	(36)	(72)	36	50%
Non-current state income taxes	4	1	3	300%	8	—	8	—%
Operating income	$156	$191	$(35)	(18)%	$297	$329	$(32)	(10)%

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

Cumulative Catch-up Revenue Adjustments

For the three and six months ended June 30, 2023 and 2022, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended June 30		Six Months Ended June 30

($ in millions)	2023	2022	2023	2022
Gross favorable adjustments	$72	$106	$136	$213
Gross unfavorable adjustments	(52)	(38)	(107)	(100)
Net adjustments	$20	$68	$29	$113

For the three and six months ended June 30, 2023 and 2022, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended June 30		Six Months Ended June 30

($ in millions)	2023	2022	2023	2022
Ingalls	$17	$56	$31	$97
Newport News	—	9	(9)	9
Mission Technologies	3	3	7	7
Net adjustments	$20	$68	$29	$113

Ingalls

	Three Months Ended June 30				Six Months Ended June 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and service revenues	$664	$658	$6	1%	$1,241	$1,289	$(48)	(4)%
Segment operating income	65	106	(41)	(39)%	120	192	(72)	(38)%
As a percentage of segment sales	9.8%	16.1%			9.7%	14.9%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended June 30, 2023, increased $6 million, or 1%, from the same period in 2022, primarily driven by higher revenues in surface combatants, partially offset by lower revenues in the Legend class National Security Cutter ("NSC") program.

Ingalls revenues, including intersegment sales, for the six months ended June 30, 2023, decreased $48 million, or 4%, from the same period in 2022, primarily driven by lower revenues in the NSC program and amphibious assault ships, partially offset by higher revenues in surface combatants.

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2023, was $65 million, compared to segment operating income of $106 million for the same period in 2022. The decrease was primarily driven by lower favorable changes in contract estimates from facilities capital and economic price adjustment clauses and lower risk retirement on Harrisburg (LPD 30).

Ingalls segment operating income for the six months ended June 30, 2023, was $120 million, compared to segment operating income of $192 million for the same period in 2022. The decrease was primarily driven by lower favorable changes in contract estimates from facilities capital and economic price adjustment clauses and lower risk retirement on USS Fort Lauderdale (LPD 28) and Harrisburg (LPD 30).

Newport News

	Three Months Ended June 30				Six Months Ended June 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and service revenues	$1,509	$1,433	$76	5%	$3,015	$2,823	$192	7%
Segment operating income	95	94	1	1%	179	175	4	2%
As a percentage of segment sales	6.3%	6.6%			5.9%	6.2%

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended June 30, 2023, increased $76 million, or 5%, from the same period in 2022, primarily driven by higher revenues in aircraft carrier construction, the Columbia class (SSBN 826) submarine program, and the Virginia class (SSN 774) submarine program, partially offset by lower revenues in aircraft carrier refueling and complex overhaul ("RCOH").

Newport News revenues, including intersegment sales, for the six months ended June 30, 2023, increased $192 million, or 7%, from the same period in 2022, primarily driven by higher revenues in aircraft carrier construction, the Columbia class (SSBN 826) submarine program, and the Virginia class (SSN 774) submarine program, partially offset by lower revenues in naval nuclear support services.

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2023, was $95 million, compared to segment operating income of $94 million for the same period in 2022. Current year results were consistent with the prior year, as favorable Virginia class (SSN 774) submarine program revenue adjustments were offset by lower favorable changes in contract estimates from facilities capital and economic price adjustment clauses.

Newport News segment operating income for the six months ended June 30, 2023, was $179 million, compared to segment operating income of $175 million for the same period in 2022. The increase was primarily due to favorable Virginia class (SSN 774) submarine program revenue adjustments, partially offset by lower risk retirement on Enterprise (CVN 80) and lower favorable changes in contract estimates from facilities capital and economic price adjustment clauses.

Mission Technologies

	Three Months Ended June 30				Six Months Ended June 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and service revenues	$645	$600	$45	8%	$1,269	$1,190	$79	7%
Segment operating income	9	25	(16)	(64)%	26	34	(8)	(24)%
As a percentage of segment sales	1.4%	4.2%			2.0%	2.9%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended June 30, 2023, increased $45 million, or 8%, from the same period in 2022, primarily due to higher volumes in mission based solutions.

Mission Technologies revenues, including intersegment sales, for the six months ended June 30, 2023, increased $79 million, or 7%, from the same period in 2022, primarily due to higher volumes in mission based solutions.

Segment Operating Income

Mission Technologies segment operating income for the three months ended June 30, 2023, was $9 million, compared to segment operating income of $25 million for the same period in 2022. The decrease was primarily driven by lower equity income from our investment in an unconsolidated ship repair and specialty fabrication joint venture, which was sold in June 2023. The results for the three and six months ended June 30, 2023, include a $6 million loss on the sale of the unconsolidated ship repair and specialty fabrication joint venture.

Mission Technologies segment operating income for the six months ended June 30, 2023, was $26 million, compared to segment operating income of $34 million for the same period in 2022. The decrease was primarily driven by lower equity income from our investment in an unconsolidated ship repair and specialty fabrication joint venture, which was sold in June 2023, and lower performance in fleet sustainment, partially offset by higher equity income from nuclear and environmental joint ventures, higher performance in unmanned systems, and higher volumes in mission based solutions.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following tables present segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended June 30		2023 vs. 2022		Three Months Ended June 30		2023 vs. 2022
Segment Information	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Ingalls
Product	$604	$611	$(7)	(1)%	$496	$462	$34	7%
Service	57	45	12	27%	49	41	8	20%
Intersegment	3	2	1	50%	3	2	1	50%
Total Ingalls	664	658	6	1%	548	505	43	9%
Newport News
Product	1,247	1,190	57	5%	1,056	1,008	48	5%
Service	262	242	20	8%	222	202	20	10%
Intersegment	—	1	(1)	(100)%	—	1	(1)	(100)%
Total Newport News	1,509	1,433	76	5%	1,278	1,211	67	6%
Mission Technologies
Product	28	28	—	—%	35	26	9	35%
Service	589	546	43	8%	523	498	25	5%
Intersegment	28	26	2	8%	28	26	2	8%
Total Mission Technologies	645	600	45	8%	586	550	36	7%
Segment Totals
Product	$1,879	$1,829	$50	3%	$1,587	$1,496	$91	6%
Service	908	833	75	9%	794	741	53	7%
Total Segment (1)	$2,787	$2,662	$125	5%	$2,381	$2,237	$144	6%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Six Months Ended June 30		2023 vs. 2022		Six Months Ended June 30		2023 vs. 2022
Segment Information	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Ingalls
Product	$1,138	$1,189	$(51)	(4)%	$936	$919	$17	2%
Service	98	95	3	3%	83	84	(1)	(1)%
Intersegment	5	5	—	—%	5	5	—	—%
Total Ingalls	1,241	1,289	(48)	(4)%	1,024	1,008	16	2%
Newport News
Product	2,518	2,311	207	9%	2,148	1,967	181	9%
Service	496	509	(13)	(3)%	420	427	(7)	(2)%
Intersegment	1	3	(2)	(67)%	1	3	(2)	(67)%
Total Newport News	3,015	2,823	192	7%	2,569	2,397	172	7%
Mission Technologies
Product	52	53	(1)	(2)%	55	47	8	17%
Service	1,159	1,081	78	7%	1,044	983	61	6%
Intersegment	58	56	2	4%	58	56	2	4%
Total Mission Technologies	1,269	1,190	79	7%	1,157	1,086	71	7%
Segment Totals
Product	$3,708	$3,553	$155	4%	$3,139	$2,933	$206	7%
Service	1,753	1,685	68	4%	1,547	1,494	53	4%
Total Segment (1)	$5,461	$5,238	$223	4%	$4,686	$4,427	$259	6%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended June 30, 2023, increased $50 million, or 3%, from the same period in 2022, primarily as a result of higher volumes at Newport News in aircraft carrier construction, the Columbia class (SSBN 826) submarine program, and the Virginia class (SSN 774) submarine program, partially offset by lower volumes in aircraft carrier refueling and complex overhaul ("RCOH").

Segment cost of product sales for the three months ended June 30, 2023, increased $91 million, or 6%, compared with the same period in 2022, consistent with higher product sales described above and higher costs at Ingalls.

Product sales for the six months ended June 30, 2023, increased $155 million, or 4%, from the same period in 2022, primarily as a result of higher volumes at Newport News in aircraft carrier construction, the Columbia class (SSBN 826) submarine program, and the Virginia class (SSN 774) submarine program, partially offset by lower volumes at Ingalls in the NSC program and amphibious assault ships.

Segment cost of product sales for the six months ended June 30, 2023, increased $206 million, or 7%, compared with the same period in 2022, consistent with higher product sales described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended June 30, 2023, increased $75 million, or 9%, compared with the same period in 2022, primarily as a result of higher volumes at Mission Technologies in mission based solutions and higher volumes at Newport News in aircraft carrier services.

Segment cost of service revenues for the three months ended June 30, 2023, increased $53 million, or 7%, compared with the same period in 2022, consistent with higher service revenues described above.

Service revenues for the six months ended June 30, 2023, increased $68 million, or 4%, compared with the same period in 2022, primarily as a result of higher volumes at Mission Technologies in mission based solutions services.

Segment cost of service revenues for the six months ended June 30, 2023, increased $53 million, or 4%, compared with the same period in 2022, consistent with higher service revenues described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended June 30, 2023, was $24 million, compared with $26 million for the same period in 2022. Interest expense for the six months ended June 30, 2023, was $48 million, compared with $52 million for the same period in 2022. The decreases in interest expense of $2 million and $4 million for the three and six months ended June 30, 2023, respectively, were driven by a decrease in outstanding long-term debt from the prior year periods.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three months ended June 30, 2023, the non-operating retirement benefit was $37 million, compared with $67 million for the same period in 2022. For the six months ended June 30, 2023, the non-operating retirement benefit was $74 million, compared with $138 million for the same period in 2022. The decreases in the non-operating retirement benefit of $30 million and $64 million for the three and six months ended June 30, 2023, respectively, were primarily driven by lower 2022 returns on plan assets.

Other, Net

Other, net for the three months ended June 30, 2023, was zero, compared with other, net expense of $10 million for the same period in 2022. Other, net income for the six months ended June 30, 2023, was $9 million, compared with other, net expense of $17 million for the same period in 2022. The increases in other, net of $10 million and $26 million for the three and six months ended June 30, 2023, respectively, were primarily driven by unrealized net gains in investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended June 30, 2023 and 2022, were 23.1% and 19.8%, respectively. For the six months ended June 30, 2023 and 2022, our effective income tax rates on earnings from operations were 22.0% and 20.1%, respectively. The higher effective tax rate for each of the three and six months ended June 30, 2023, was primarily attributable to a tax gain associated with the sale of our interest in an unconsolidated ship repair and specialty fabrication joint venture.

For each of the three and six months ended June 30, 2023, our effective tax rate differed from the federal statutory rate primarily as a result of the tax gain associated with the sale of our interest in an unconsolidated ship repair and specialty fabrication joint venture. For the three months ended June 30, 2022, our effective tax rate differed from the federal statutory rate primarily as a result of research and development tax credits. For the six months ended June 30, 2022, our effective tax rate did not differ materially from the federal statutory rate.

BACKLOG

Total backlog as of June 30, 2023, and December 31, 2022, was approximately $46.9 billion and $47.1 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2023, and December 31, 2022:

	June 30, 2023			December 31, 2022
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$10,345	$3,157	$13,502	$9,231	$3,546	$12,777
Newport News	12,632	16,251	28,883	11,665	17,742	29,407
Mission Technologies	1,466	3,004	4,470	1,317	3,622	4,939
Total backlog	$24,443	$22,412	$46,855	$22,213	$24,910	$47,123

We expect approximately 21% of the $47.1 billion total backlog as of December 31, 2022, to be converted into sales in 2023. U.S. Government orders comprised substantially all of the backlog as of June 30, 2023, and December 31, 2022.

Contract Awards

The value of new contract awards during the six months ended June 30, 2023, was approximately $5.2 billion, including an award modification for the detail design and construction of LPD 32 (unnamed), an award modification for long-lead-time material and advance construction activities on the Columbia class (SSBN 826) submarine program, an award modification to the construction contract for John F. Kennedy (CVN 79), and an award modification for long-lead-time material for additional Block V boats of the Virginia class (SSN 774) submarine program.

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

The following table summarizes key components of cash flow provided by operating activities:

	Six Months Ended June 30		2023 vs. 2022

($ in millions)	2023	2022	Dollars
Net earnings	$259	$318	$(59)
Depreciation and amortization	178	178	—
Provision for doubtful accounts	—	(7)	7
Stock-based compensation	18	16	2
Deferred income taxes	(62)	(1)	(61)
Loss (gain) on investments in marketable securities	(12)	26	(38)
Retiree benefits	(36)	(65)	29
Trade working capital increase	(272)	(281)	9
Net cash provided by operating activities	$73	$184	$(111)
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the six months ended June 30, 2023 and 2022, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2023, was $73 million, compared with $184 million provided by operating activities for the same period in 2022. The unfavorable change in operating cash flow was primarily due to higher income tax payments.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning July 1, 2023, and beyond such 12-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2023, was $70 million, compared with $101 million used in investing activities for the same period in 2022. The change in investing cash was primarily driven by the sale of an unconsolidated ship repair and specialty fabrication joint venture, partially offset by increased investment in one of our unconsolidated nuclear and environmental joint ventures. For 2023, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 2.0% of annual revenues.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2023, was $157 million, compared with $335 million used in financing activities for the same period in 2022. The change in cash used in financing activities was primarily due to a $170 million decrease in prepayments of our Term Loan.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended June 30		2023 vs. 2022

($ in millions)	2023	2022	Dollars
Net cash provided by operating activities	$73	$184	$(111)
Less capital expenditures:
Capital expenditure additions	(111)	(102)	(9)
Grant proceeds for capital expenditures	3	—	3
Free cash flow	$(35)	$82	$(117)

Free cash flow for the six months ended June 30, 2023, decreased $117 million from the same period in 2022, primarily due to higher income tax payments and increased capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June 30, 2023 and 2022, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2023, $14 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of June 30, 2023, we had no other significant off-balance sheet arrangements.

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
•Disruptions impacting global supply, including those resulting from the ongoing conflict between Russia and Ukraine;
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

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. In 2020, we delivered USS Tripoli (LHA 7), and we are currently constructing Bougainville (LHA 8) and Fallujah (LHA 9).

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered USS Paul Ignatius (DDG 117), USS Delbert D. Black (DDG 119), USS Frank E. Petersen Jr. (DDG 121), USS Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125) in 2019, 2020, 2021, 2022, and 2023, respectively. We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), John F. Lehman (DDG 137), and Telesforo Trinidad (DDG 139).

Carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS John C. Stennis (CVN 74) arrived at Newport News for the start of its RCOH in May 2021, and USS George Washington (CVN 73) was redelivered to the U.S. Navy in May 2023.

Columbia class (SSBN 826) submarines
Design and construct modules for Columbia class (SSBN 826) nuclear ballistic missile submarines ("SSBNs") as a subcontractor to Electric Boat. SSBNs are the most secure and survivable of our nation’s nuclear deterrent triad. Columbia class SSBNs will carry approximately 70 percent of the nation’s nuclear arsenal. The Columbia class (SSBN 826) program plan of record is to construct 12 new SSBNs to replace the current aging Ohio class. We have a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. We have been awarded contracts from Electric Boat for integrated product and process development, providing long–lead–time material and advance construction, and construction of the first two boats of the Columbia class (SSBN 826) submarine program. Construction of the first Columbia class (SSBN 826) submarine began in 2020. In 2023, we received an award modification for long-lead-time material and advance construction for the next five boats.

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $650 million Term Loan, a $1.5 billion Revolving Credit Facility, and a $1 billion commercial paper program. As of June 30, 2023, we had $195 million outstanding on the Term Loan and no indebtedness outstanding under our Revolving Credit Facility or our commercial paper program. Based on the amounts outstanding under our Term Loan as of June 30, 2023, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $2 million on an annual basis.

Inflation - Macroeconomic factors have contributed, and we expect will continue to contribute, to cost inflation for raw materials, components, and supplies. We mitigate some cost inflation risk by negotiating long-term agreements with certain raw material suppliers and incorporating price escalation protection in customer contracts to the extent possible. We include assumptions of anticipated cost growth in the development of our cost of completion estimates, but our cost assumptions may not be sufficient to cover all cost escalation or may impact the availability of resources to execute the respective contracts. Persistent cost inflation over the long-term may have an adverse impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1,2]
April 1, 2023 to April 30, 2023	14,739	$207.35	14,739	$977.3
May 1, 2023 to May 31, 2023	14,257	197.50	14,257	974.5
June 1, 2023 to June 30, 2023	7,528	214.95	7,528	972.8
Total	36,524	$205.07	36,524	$972.8
1 From the stock repurchase program's inception through June 30, 2023, we have purchased 13,715,710 shares at an average price of $162.38 per share for a total of $2.2 billion.
2 In October 2012, we commenced our stock repurchase program. In November 2019, we announced an increase in the stock repurchase program to $3.2 billion and an extension of the term to October 31, 2024.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

(a) Compensatory Arrangements of Certain Officers

In connection with the transition of C. Michael Petters from his position as the Company’s President and Chief Executive Officer to Executive Vice Chairman of the Board of Directors in 2022, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) approved a grant of restricted performance stock rights (“RPSRs”) under the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to Mr. Petters (the “2022 RPSR Award”). The terms of the 2022 RPSR Award approved by the Compensation Committee provide for full time-based vesting of the 2022 RPSR Award upon Mr. Petters’ retirement from the Company, subject to continuation of the performance-based vesting requirements over the three-year performance period (which period ends on December 31, 2024) of the 2022 RPSR Award.

The terms of the RPSRs granted to Mr. Petters in 2021 under the 2012 Plan (the “2021 RPSR Award”) provided that, in the event of Mr. Petters’ retirement from the Company prior to the end of the applicable three-year performance period (which period ends on December 31, 2023), the number of RPSRs that could vest and become earned RPSRs upon achievement of the applicable performance criteria would be prorated based on the number of full months during the applicable three-year performance period that Mr. Petters was actually employed by the Company. As a result, on December 31, 2022, the effective date of Mr. Petters’ retirement from the Company, Mr. Petters’ 2021 RPSR Award was prorated to time vest two-thirds of the 2021 RPSR Award.

Consistent with the Compensation Committee’s intent for the 2021 RPSR Award to match the time-based vesting terms of the 2022 RPSR Award but recognizing that the 2021 RPSR Award was already prorated, on July 31, 2023, the Compensation Committee approved a cash payment from the Company to Mr. Petters, which will be paid following the end of the 2021 RPSR Award performance period in an amount equal to (x) the value of the number of shares of the Company’s common stock that he would have otherwise been entitled to receive under the 2021 RPSR Award without proration of the award, less (y) the value of the number of shares of the Company’s common stock that Mr. Petters actually receives upon settlement of the prorated 2021 RPSR Award.

(c) Adoption or Termination of Trading Arrangements

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

10.1
Amended and Restated Revolving Credit Agreement, dated as of April 24, 2023, among Huntington Ingalls Industries, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and an Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2023).

10.2
Amended and Restated Credit Agreement, dated as of April 24, 2023, among Huntington Ingalls Industries, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2023).

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

Date:	August 3, 2023	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)