Form 10-Q
period 2023-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2023-11-02
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of October 27, 2023, 39,723,456 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2023	2022	2023	2022
Sales and service revenues
Product sales	$1,835	$1,774	$5,543	$5,327
Service revenues	981	852	2,734	2,537
Sales and service revenues	2,816	2,626	8,277	7,864
Cost of sales and service revenues
Cost of product sales	1,541	1,517	4,711	4,511
Cost of service revenues	859	747	2,411	2,252
Income from operating investments, net	9	13	25	47
General and administrative expenses	253	244	711	688
Operating income	172	131	469	460
Other income (expense)
Interest expense	(22)	(27)	(70)	(79)
Non-operating retirement benefit	37	71	111	209
Other, net	2	(13)	11	(30)
Earnings before income taxes	189	162	521	560
Federal and foreign income tax expense	41	24	114	104
Net earnings	$148	$138	$407	$456

Basic earnings per share	$3.70	$3.44	$10.18	$11.37
Weighted-average common shares outstanding	40.0	40.1	40.0	40.1

Diluted earnings per share	$3.70	$3.44	$10.18	$11.37
Weighted-average diluted shares outstanding	40.0	40.1	40.0	40.1

Dividends declared per share	$1.24	$1.18	$3.72	$3.54

Net earnings from above	$148	$138	$407	$456
Other comprehensive income (loss)
Change in unamortized benefit plan costs	4	12	13	(61)
Other	—	(1)	—	(2)
Tax benefit (expense) for items of other comprehensive income	(2)	(3)	(4)	16
Other comprehensive income (loss), net of tax	2	8	9	(47)
Comprehensive income	$150	$146	$416	$409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$109	$467
Accounts receivable, net of allowance for doubtful accounts of $2 million as of 2023 and 2022	698	636
Contract assets	1,300	1,240
Inventoried costs	194	183
Income taxes receivable	180	170
Prepaid expenses and other current assets	106	50
Total current assets	2,587	2,746
Property, plant, and equipment, net of accumulated depreciation of $2,448 million as of 2023 and $2,319 million as of 2022	3,201	3,198
Operating lease assets	248	282
Goodwill	2,618	2,618
Other intangible assets, net of accumulated amortization of $977 million as of 2023 and $881 million as of 2022	923	1,019
Pension plan assets	670	600
Miscellaneous other assets	374	394
Total assets	$10,621	$10,857
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$535	$642
Accrued employees’ compensation	361	345
Current portion of long-term debt	255	399
Current portion of postretirement plan liabilities	134	134
Current portion of workers’ compensation liabilities	223	229
Contract liabilities	878	766
Other current liabilities	431	380
Total current liabilities	2,817	2,895
Long-term debt	2,213	2,506
Pension plan liabilities	219	214
Other postretirement plan liabilities	257	260
Workers’ compensation liabilities	452	463
Long-term operating lease liabilities	212	246
Deferred tax liabilities	341	418
Other long-term liabilities	377	366
Total liabilities	6,888	7,368
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,595,352 shares issued and 39,779,936 shares outstanding as of September 30, 2023, and 53,503,317 shares issued and 39,863,456 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	2,038	2,022
Retained earnings	4,532	4,276
Treasury stock	(2,248)	(2,211)
Accumulated other comprehensive loss	(590)	(599)
Total stockholders’ equity	3,733	3,489
Total liabilities and stockholders’ equity	$10,621	$10,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2023	2022
Operating Activities
Net earnings	$407	$456
Adjustments to reconcile to net cash used in operating activities
Depreciation	163	158
Amortization of purchased intangibles	96	105
Amortization of debt issuance costs	6	6
Provision for doubtful accounts	—	(7)
Stock-based compensation	27	28
Deferred income taxes	(81)	(14)
Loss (gain) on investments in marketable securities	(10)	34
Change in
Accounts receivable	(62)	(281)
Contract assets	(60)	(254)
Inventoried costs	(12)	(13)
Prepaid expenses and other assets	(66)	(4)
Accounts payable and accruals	45	48
Retiree benefits	(55)	(99)
Other non-cash transactions, net	10	2
Net cash provided by operating activities	408	165
Investing Activities
Capital expenditures
Capital expenditure additions	(164)	(179)
Grant proceeds for capital expenditures	14	—
Investment in affiliates	(24)	(5)
Proceeds from equity method investments	61	6
Other investing activities, net	2	—
Net cash used in investing activities	(111)	(178)
Financing Activities
Repayment of long-term debt	(455)	(300)
Dividends paid	(149)	(142)
Repurchases of common stock	(37)	(41)
Employee taxes on certain share-based payment arrangements	(13)	(14)
Other financing activities, net	(1)	—
Net cash used in financing activities	(655)	(497)
Change in cash and cash equivalents	(358)	(510)
Cash and cash equivalents, beginning of period	467	627
Cash and cash equivalents, end of period	$109	$117
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$227	$107
Cash paid for interest	$63	$61
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$6	$5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2023 and 2022 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of June 30, 2022	$1	$2,002	$4,113	$(2,186)	$(978)	$2,952
Net earnings	—	—	138	—	—	138
Dividends declared ($1.18 per share)	—	—	(48)	—	—	(48)
Stock-based compensation	—	12	—	—	—	12
Other comprehensive income, net of tax	—	—	—	—	8	8
Treasury stock activity	—	—	—	(14)	—	(14)
Balance as of September 30, 2022	$1	$2,014	$4,203	$(2,200)	$(970)	$3,048

Balance as of June 30, 2023	$1	$2,030	$4,434	$(2,227)	$(592)	$3,646
Net earnings	—	—	148	—	—	148
Dividends declared ($1.24 per share)	—	—	(50)	—	—	(50)
Stock-based compensation	—	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	—	2	2
Treasury stock activity	—	—	—	(21)	—	(21)
Balance as of September 30, 2023	$1	$2,038	$4,532	$(2,248)	$(590)	$3,733

Nine Months Ended September 30, 2023 and 2022 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2021	$1	$1,998	$3,891	$(2,159)	$(923)	$2,808
Net earnings	—	—	456	—	—	456
Dividends declared ($3.54 per share)	—	—	(142)	—	—	(142)
Stock-based compensation	—	16	(2)	—	—	14
Other comprehensive loss, net of tax	—	—	—	—	(47)	(47)
Treasury stock activity	—	—	—	(41)	—	(41)
Balance as of September 30, 2022	$1	$2,014	$4,203	$(2,200)	$(970)	$3,048

Balance as of December 31, 2022	$1	$2,022	$4,276	$(2,211)	$(599)	$3,489
Net earnings	—	—	407	—	—	407
Dividends declared ($3.72 per share)	—	—	(149)	—	—	(149)
Stock-based compensation	—	16	(2)	—	—	14
Other comprehensive income, net of tax	—	—	—	—	9	9
Treasury stock activity	—	—	—	(37)	—	(37)
Balance as of September 30, 2023	$1	$2,038	$4,532	$(2,248)	$(590)	$3,733

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $211 million and $209 million as of September 30, 2023, and December 31, 2022, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt (including current portion), excluding finance lease liabilities, as of September 30, 2023, and December 31, 2022, were $2,264 million and $2,703 million, respectively. The estimated fair values of the current portion of the Company's long-term debt were $253 million and $390 million as of September 30, 2023 and December 31, 2022, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

Debt - In April 2023, the Company amended its existing $1.5 billion credit facility (the "Revolving Credit Facility") and term loan due August 19, 2024 (the "Term Loan") to change the benchmark interest rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate (“SOFR”). The current interest rate is based on SOFR plus an interest spread based on the Company's credit rating, plus an additional 0.10%. The Company does not expect the transition to the SOFR benchmark to materially impact its financial results. For further information on the Company's debt, see the Company's 2022 Annual Report on Form 10-K.

Goodwill Impairment and Annual Assessment Date Change - During the second quarter of 2023, the Company elected to change the measurement date of its annual goodwill impairment test from November 30 to October 31. The change is not material to the consolidated financial statements as it does not result in the delay, acceleration or avoidance of an impairment charge and the test is still performed in the fourth quarter. The Company continues to perform a quarterly assessment for impairment between annual tests for impairment.

Sale of Equity Method Investment - In June 2023, the Company sold its investment in an unconsolidated ship repair and specialty fabrication joint venture, Titan Acquisition Holdings, L.P. ("Titan"). The Company received $61 million in proceeds and recognized an immaterial loss on sale.

3. ACCOUNTING STANDARDS UPDATES

Accounting pronouncements issued but not effective until after December 31, 2023, are not expected to have a material impact on the Company's consolidated financial position, results of operations, and cash flows.

4. STOCKHOLDERS' EQUITY

Treasury Stock - In November 2019, the Company's board of directors authorized an increase in the Company's stock repurchase program from $2.2 billion to $3.2 billion and an extension of the term of the program to October 31, 2024. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2023, the Company repurchased 175,555 shares at an aggregate cost of $37 million. For the nine months ended September 30, 2022, the Company repurchased 196,850 shares at an aggregate cost of $41 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $149 million and $142 million for the nine months ended September 30, 2023 and 2022, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $590 million and $599 million as of September 30, 2023 and December 31, 2022, respectively.

The changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2023 and 2022, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2022	$(977)	$(1)	$(978)
Other comprehensive income (loss) before reclassifications	3	(1)	2
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	5	—	5
Amortization of net actuarial loss[1]	8	—	8
Settlement gain[1]	(4)	—	(4)
Tax (expense) benefit for items of other comprehensive income	(4)	1	(3)
Net current period other comprehensive income	8	—	8
Balance as of September 30, 2022	$(969)	$(1)	$(970)

Balance as of June 30, 2023	$(592)	$—	$(592)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	1	—	1
Tax expense for items of other comprehensive income	(2)	—	(2)
Net current period other comprehensive income	2	—	2
Balance as of September 30, 2023	$(590)	$—	$(590)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2021	$(923)	$—	$(923)
Other comprehensive loss before reclassifications	(94)	(2)	(96)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service credit[1]	13	—	13
Amortization of net actuarial loss[1]	24	—	24
Settlement gain[1]	(4)	—	(4)
Tax benefit for items of other comprehensive loss	15	1	16
Net current period other comprehensive loss	(46)	(1)	(47)
Balance as of September 30, 2022	$(969)	$(1)	$(970)

Balance as of December 31, 2022	$(599)	$—	(599)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	11	—	11
Amortization of net actuarial loss[1]	2	—	2
Tax expense for items of other comprehensive income	(4)	—	(4)
Net current period other comprehensive income	9	—	9
Balance as of September 30, 2023	$(590)	$—	$(590)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 12: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for each of the three months ended September 30, 2023 and 2022, was $2 million. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022, was $4 million and $8 million, respectively.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2023	2022	2023	2022
Net earnings	$148	$138	$407	$456

Weighted-average common shares outstanding	40.0	40.1	40.0	40.1
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	40.0	40.1	40.0	40.1

Earnings per share - basic	$3.70	$3.44	$10.18	$11.37
Earnings per share - diluted	$3.70	$3.44	$10.18	$11.37

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the three and nine months ended September 30, 2023, and 2022.

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

The following tables present revenues on a disaggregated basis:

	Three Months Ended September 30, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$637	$1,170	$28	$—	$1,835
Service revenues	73	281	627	—	981
Intersegment	1	2	30	(33)	—
Sales and service revenues	$711	$1,453	$685	$(33)	$2,816
Customer Type
Federal	$710	$1,451	$647	$—	$2,808
Commercial	—	—	7	—	7
State and local government agencies	—	—	1	—	1
Intersegment	1	2	30	(33)	—
Sales and service revenues	$711	$1,453	$685	$(33)	$2,816
Contract Type
Firm fixed-price	$—	$1	$77	$—	$78
Fixed-price incentive	637	779	3	—	1,419
Cost-type	73	671	521	—	1,265
Time and materials	—	—	54	—	54
Intersegment	1	2	30	(33)	—
Sales and service revenues	$711	$1,453	$685	$(33)	$2,816

	Three Months Ended September 30, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$577	$1,185	$12	$—	$1,774
Service revenues	41	259	552	—	852
Intersegment	5	1	31	(37)	—
Sales and service revenues	$623	$1,445	$595	$(37)	$2,626
Customer Type
Federal	$618	$1,444	$554	$—	$2,616
Commercial	—	—	9	—	9
State and local government agencies	—	—	1	—	1
Intersegment	5	1	31	(37)	—
Sales and service revenues	$623	$1,445	$595	$(37)	$2,626
Contract Type
Firm fixed-price	$1	$1	$59	$—	$61
Fixed-price incentive	577	723	—	—	1,300
Cost-type	40	720	437	—	1,197
Time and materials	—	—	68	—	68
Intersegment	5	1	31	(37)	—
Sales and service revenues	$623	$1,445	$595	$(37)	$2,626

	Nine Months Ended September 30, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,775	$3,688	$80	$—	$5,543
Service revenues	171	777	1,786	—	2,734
Intersegment	6	3	88	(97)	—
Sales and service revenues	$1,952	$4,468	$1,954	$(97)	$8,277
Customer Type
Federal	$1,946	$4,465	$1,836	$—	$8,247
Commercial	—	—	29	—	29
State and local government agencies	—	—	1	—	1
Intersegment	6	3	88	(97)	—
Sales and service revenues	$1,952	$4,468	$1,954	$(97)	$8,277
Contract Type
Firm fixed-price	$2	$3	$236	$—	$241
Fixed-price incentive	1,776	2,432	4	—	4,212
Cost-type	168	2,030	1,464	—	3,662
Time and materials	—	—	162	—	162
Intersegment	6	3	88	(97)	—
Sales and service revenues	$1,952	$4,468	$1,954	$(97)	$8,277

	Nine Months Ended September 30, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,766	$3,496	$65	$—	$5,327
Service revenues	136	768	1,633	—	2,537
Intersegment	10	4	87	(101)	—
Sales and service revenues	$1,912	$4,268	$1,785	$(101)	$7,864
Customer Type
Federal	$1,902	$4,264	$1,665	$—	$7,831
Commercial	—	—	32	—	32
State and local government agencies	—	—	1	—	1
Intersegment	10	4	87	(101)	—
Sales and service revenues	$1,912	$4,268	$1,785	$(101)	$7,864
Contract Type
Firm fixed-price	$7	$12	$192	$—	$211
Fixed-price incentive	1,762	2,180	—	—	3,942
Cost-type	133	2,072	1,299	—	3,504
Time and materials	—	—	207	—	207
Intersegment	10	4	87	(101)	—
Sales and service revenues	$1,912	$4,268	$1,785	$(101)	$7,864

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Major Programs
Amphibious assault ships	$396	$325	$1,093	$1,060
Surface combatants and coast guard cutters	313	291	853	840
Other	2	7	6	12
Total Ingalls	711	623	1,952	1,912
Aircraft carriers	782	762	2,447	2,318
Submarines	515	519	1,592	1,459
Other	156	164	429	491
Total Newport News	1,453	1,445	4,468	4,268
Mission based solutions	567	493	1,609	1,472
Other	118	102	345	313
Total Mission Technologies	685	595	1,954	1,785
Intersegment eliminations	(33)	(37)	(97)	(101)
Sales and service revenues	$2,816	$2,626	$8,277	$7,864

As of September 30, 2023, the Company had $49.4 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2024, an additional 30% through 2026, and the balance thereafter.
Cumulative Catch-up Revenue Adjustments

For the three months ended September 30, 2023, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $21 million and $0.41, respectively. For the three months ended September 30, 2022, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $27 million and $0.53, respectively. For the nine months ended September 30, 2023, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $50 million and $0.99, respectively. For the nine months ended September 30, 2022, net cumulative catch-up revenue adjustments increased operating income and increased diluted earnings per share by $140 million and $2.75, respectively.

For the three and nine months ended September 30, 2023, no individual favorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2023, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

Cumulative catch-up revenue adjustments for the three months ended September 30, 2022, included a favorable adjustment of $41 million on a contract at the Company's Newport News segment, which increased diluted earnings per share by $0.80. For the nine months ended September 30, 2022, no individual favorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2022, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. The Company’s net contract assets decreased $52 million from December 31, 2022, to September 30, 2023, primarily resulting from billings on certain U.S. Navy contracts. For the three and nine months ended September 30, 2023, the Company recognized revenue of $5 million and $678 million, respectively, related to its contract liabilities as of December 31, 2022. For the three and nine months ended September 30, 2022, the Company recognized revenue of $17 million and $548 million, respectively, related to its contract liabilities as of December 31, 2021.

7. SEGMENT INFORMATION

The following table presents segment results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Sales and Service Revenues
Ingalls	$711	$623	$1,952	$1,912
Newport News	1,453	1,445	4,468	4,268
Mission Technologies	685	595	1,954	1,785
Intersegment eliminations	(33)	(37)	(97)	(101)
Sales and service revenues	$2,816	$2,626	$8,277	$7,864
Operating Income
Ingalls	$73	$50	$193	$242
Newport News	90	102	269	277
Mission Technologies	24	14	50	48
Segment operating income	187	166	512	567
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(19)	(36)	(55)	(108)
Non-current state income taxes	4	1	12	1
Operating income	$172	$131	$469	$460

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with U.S. GAAP Financial Accounting Standards ("FAS") and our pension and other postretirement expense under U.S. Government Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment:

($ in millions)	September 30, 2023	December 31, 2022
Assets
Ingalls	$1,637	$1,633
Newport News	4,515	4,344
Mission Technologies	3,195	3,347
Corporate	1,274	1,533
Total assets	$10,621	$10,857

8. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended September 30, 2023 and 2022, were 21.7% and 14.8%, respectively. For the nine months ended September 30, 2023 and 2022, the Company's effective income tax rates on earnings from operations were 21.9% and 18.6%, respectively. The higher effective tax rate for the three months ended September 30, 2023, was primarily attributable to prior period research and development tax credits recorded in 2022. The higher effective tax rate for the nine months ended September 30, 2023, was primarily attributable to prior period research and development tax credits recorded in 2022 and to a tax gain associated with the sale of the Company's interest in Titan.

For the three months ended September 30, 2023, the Company's effective income tax rate differed from the federal statutory corporate income tax rate primarily as a result of expenses that are not deductible for income tax purposes. For the nine months ended September 30, 2023, the Company's effective income tax rate differed from the federal statutory corporate income tax rate primarily as a result of tax gain associated with the sale of the Company’s interest in Titan. For the three and nine months ended September 30, 2022, the Company's effective income tax rates differed from the federal statutory corporate income tax rate primarily as a result of research and development tax credits for prior periods.

The Company's unrecognized tax benefits increased by $2 million and $6 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $96 million. Assuming a sustainment of these tax positions, a reversal of $72 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2023, interest resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million and $3 million, respectively.
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

Antitrust Complaint - On October 6, 2023, a class action antitrust lawsuit was filed against the Company and other defendants in the U.S. District Court for the Eastern District of Virginia. The lawsuit names several HII companies, among other companies, as defendants. The named plaintiffs generally allege that the defendant companies have adhered to a “gentlemen’s agreement” that prohibits any defendant from actively recruiting naval engineers from other defendants. The complaint seeks class certification, treble damages, and any other relief to which the plaintiffs are entitled. Depending on the outcome of the lawsuit, the Company could be subject to penalties and damages that could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company has not had an opportunity to respond to the complaint or engage in any discovery related to the issues set forth in the complaint. As a result, the Company currently is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome of the matter.

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. The court dismissed the complaint in September 2021, and the plaintiff appealed the dismissal to the United States Court of Appeals for the 11th Circuit. In August 2023, the 11th Circuit confirmed the district court’s dismissal of the complaint.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the nine months ended September 30, 2023 and 2022, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of September 30, 2023, the probable estimable future cost for environmental remediation was not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2023, the Company had $12 million in issued but undrawn letters of credit and $360 million of surety bonds outstanding.

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

Other Matters - In 1985, the Company and the U.S. Navy entered into a settlement agreement to resolve disputes associated with billing and allocating to contracts the cost of workers’ compensation self-insurance, among other matters. In December 2020, a U.S. Navy Contracting Officer issued a determination that the 1985 settlement agreement did not comply with CAS and directed the Company to develop and implement a different process to bill and allocate the cost of workers’ compensation self-insurance. The Company and the Navy agreed upon a CAS compliant resolution of the matter under which the Company will recover the cumulative billable costs not yet recovered under the 1985 settlement agreement. The resolution did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company has been in negotiations with a Mission Technologies customer since January 2023 to address issues related to a manufacturing contract. The Company has recorded provisions for contract losses that were not material to the Company's consolidated financial position, results of operations, or cash flows. The parties have not agreed upon a resolution of the matter, and the Company could incur additional future losses on the contract. The Company therefore cannot predict or give assurances regarding the ultimate outcome of this matter.

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

11. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors defined benefit pension plans, other postretirement benefit plans, and defined contribution pension plans for eligible employees.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$28	$45	$1	$2	$84	$135	$4	$7
Interest cost	85	65	6	3	257	194	16	10
Expected return on plan assets	(132)	(148)	—	—	(397)	(446)	—	—
Amortization of prior service cost (credit)	4	6	(1)	(1)	13	16	(2)	(3)
Amortization of net actuarial loss (gain)	5	8	(4)	—	13	26	(11)	(2)
Settlement gain	—	(4)	—	—	—	(4)	—	—
Net periodic benefit (income) cost	$(10)	$(28)	$2	$4	$(30)	$(79)	$7	$12

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30
($ in millions)	2023	2022
Pension plans
Discretionary
Qualified	$—	$—
Non-qualified	9	7
Other benefit plans	23	25
Total contributions	$32	$32

As of September 30, 2023, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2023.

In 2022, the Company purchased annuity contracts to transfer $32 million of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 500 retirees and beneficiaries. The annuity contracts were purchased using assets from the pension master trust, and no additional funding contribution was required. This transaction had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. In connection with this transaction, the Company recognized a noncash, non-operating pension settlement gain of $4 million for the affected plan, which represents the accelerated recognition of actuarial losses that were included in accumulated other comprehensive loss within stockholders' equity.

12. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2023 and 2022, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2023, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $215.13. These rights are subject to cliff vesting on December 31, 2025. For the nine months ended September 30, 2022, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $201.48. These rights are subject to cliff vesting on December 31, 2024. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

For the nine months ended September 30, 2023 and 2022, awards of approximately 0.1 million and 0.2 million shares of stock vested, respectively, of which less than 0.1 million for each period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2023:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	528	$189.85	1.1

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors of $9 million and $12 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded stock-based compensation for the value of awards granted to the Company's employees and non-employee members of the board of directors of $27 million and $28 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company recorded tax benefits related to stock awards of $1 million and $3 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded tax benefits related to stock awards of $4 million and $5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $1 million and less than $1 million for the three months ended September 30, 2023 and 2022, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $4 million for each of the nine months ended September 30, 2023 and 2022.

Unrecognized Compensation Expense

As of September 30, 2023, the Company had $2 million of unrecognized compensation expense associated with Restricted Stock Rights granted in 2023, 2022, and 2021, which will be recognized over a weighted average period of approximately one year, and $39 million of unrecognized compensation expense associated with RPSRs granted in 2023, 2022, and 2021, which will be recognized over a weighted average period of 1.3 years.

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 (our "2022 Annual Report on Form 10-K").

Business Environment

We continue to see uncertainty in the economy, our industry, and our company, with challenges for customers and suppliers, labor shortages, supply chain challenges, and inflation, among other impacts.

U.S. Government Contracts - Congressional consideration of the fiscal year 2024 President’s Budget Request began following its release in March 2023. All four defense oversight committees have acted on their respective bills. The House and Senate have each passed their respective National Defense Authorization bills for fiscal year 2024, both of which support our shipbuilding programs, including the authorization of the additional LPD 33 Flight II amphibious ship. Both bills also authorize funding for two Virginia class (SSN 774) submarines, one Columbia class (SSBN 826) ballistic missile submarine and two Arleigh Burke class (DDG 51) destroyers. Additionally, both bills authorize multiyear procurement authority for the Block VI Virginia class (SSN 774) submarine contract. The Armed Services Committees will now work to adjudicate differences between the House and Senate authorization bills.

Both House and Senate appropriations bills have been passed out of committee, and the House defense appropriations bill has been approved by the full House. The House voted out a defense appropriations measure that broadly supports the President’s budget request, including funding for two Virginia class (SSN 774) submarines, one Columbia class (SSBN 826) ballistic missile submarine and two Arleigh Burke class (DDG 51) destroyers. The Senate Appropriations Committee included $500 million in advance procurement for LPD 33 (unnamed) and advance procurement for a third Arleigh Burke class (DDG 51) destroyer in fiscal year 2025, as well as full funding for two Arleigh Burke class (DDG 51) destroyers, two Virginia class (SSN 774) submarines, and one Columbia class (SSBN 826) submarine in fiscal year 2024.

Appropriations to fund the federal government for fiscal year 2024 have not been enacted. To provide Congress additional time to reach agreements on funding levels for federal agencies, a Continuing Resolution extending funding through November 17, 2023, at fiscal year 2023 levels was enacted on September 30, 2023. We cannot predict the outcome of the fiscal year 2024 budget process or whether additional short-term funding will be required in the event annual appropriations measures are not finalized by the November 17, 2023, the expiration date of the current Continuing Resolution.

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

•Retirement related benefit plans; and

•Workers' compensation.

As of September 30, 2023, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2022.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

CONSOLIDATED OPERATING RESULTS

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is largely flexibly-priced. Therefore, sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operating performance. Under FAR rules that govern our business with the U.S. Government, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, as well as operating income, including the effects of significant changes in operating income resulting from changes in contract financial estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. This approach is consistent with the long-term life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

Key Financial Measures

The following table presents selected financial highlights:

	Three Months Ended September 30				Nine Months Ended September 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and service revenues	$2,816	$2,626	$190	7%	$8,277	$7,864	$413	5%
Cost of product sales and service revenues	2,400	2,264	136	6%	7,122	6,763	359	5%
Income from operating investments, net	9	13	(4)	(31)%	25	47	(22)	(47)%
General and administrative expenses	253	244	9	4%	711	688	23	3%
Operating income	172	131	41	31%	469	460	9	2%
Other income (expense)
Interest expense	(22)	(27)	5	19%	(70)	(79)	9	11%
Non-operating retirement benefit	37	71	(34)	(48)%	111	209	(98)	(47)%
Other, net	2	(13)	15	115%	11	(30)	41	137%
Federal and foreign income taxes	41	24	17	71%	114	104	10	10%
Net earnings	$148	$138	$10	7%	$407	$456	$(49)	(11)%

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

Sales and service revenues for the three months ended September 30, 2023, increased $190 million, or 7%, compared to the same period in 2022, primarily due to higher volumes at Mission Technologies and Ingalls. Sales and service revenues for the nine months ended September 30, 2023, increased $413 million, or 5%, compared to the same period in 2022, primarily due to higher volumes at Newport News and Mission Technologies.

Cost of Sales and Service Revenues

Cost of sales for both product sales and service revenues consists of materials, labor, and subcontracting costs, as well as an allocation of indirect costs for overhead. We manage the type and amount of costs at the contract level, which is the basis for estimating our total costs at completion of each contract. Unusual fluctuations in operating performance driven by changes in a specific cost element across multiple contracts are described in our analysis.

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

General and administrative expenses for the three and nine months ended September 30, 2023, increased $9 million and $23 million, respectively, from the same periods in 2022, primarily due to higher overhead costs and state income taxes.

Operating Income

We consider operating income an important measure for evaluating our operating performance, and, consistent with industry practice, we define operating income as revenues less the related costs of producing the revenues and general and administrative expenses.

We internally manage our operations by reference to "segment operating income," which is defined as operating income before the Operating FAS/CAS Adjustment and non-current state income taxes, neither of which affects contract performance. Segment operating income is not a recognized measure under GAAP.  When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, operating income or any other performance measure presented in accordance with GAAP. It is a measure we use to evaluate our core operating performance.  We believe segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies. Refer to
"Segment Operating Results" in this section for details related to segment operating income, as well as activity within each segment.

The following table reconciles operating income to segment operating income:

	Three Months Ended September 30				Nine Months Ended September 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Operating income	$172	$131	$41	31%	$469	$460	$9	2%
Operating FAS/CAS Adjustment	19	36	(17)	(47)%	55	108	(53)	(49)%
Non-current state income taxes	(4)	(1)	(3)	(300)%	(12)	(1)	(11)	(1,100)%
Segment operating income	$187	$166	$21	13%	$512	$567	$(55)	(10)%

Operating income for the three months ended September 30, 2023, increased $41 million compared with the same period in 2022, primarily due to higher segment operating income, favorable changes in the Operating FAS/CAS Adjustment, and non-current state income taxes. Operating income for the nine months ended September 30, 2023, increased $9 million compared with the same period in 2022, primarily due to favorable changes in the Operating FAS/CAS Adjustment and non-current state income taxes, partially offset by lower segment operating income.

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
FAS benefit	$8	$24	$(16)	(67)%	$23	$67	$(44)	(66)%
CAS cost	10	11	(1)	(9)%	33	34	(1)	(3)%
FAS/CAS Adjustment	18	35	(17)	(49)%	56	101	(45)	(45)%
Non-operating retirement benefit	(37)	(71)	34	48%	(111)	(209)	98	47%
Operating FAS/CAS Adjustment	$(19)	$(36)	$17	47%	$(55)	$(108)	$53	49%

The Operating FAS/CAS Adjustment was a net expense of $19 million and $36 million for the three months ended September 30, 2023 and 2022, respectively. The Operating FAS/CAS Adjustment was a net expense of $55 million and $108 million for the nine months ended September 30, 2023 and 2022, respectively. The favorable changes in the Operating FAS/CAS Adjustment of $17 million and $53 million for the three and nine months ended September 30, 2023, respectively, were primarily driven by the more immediate recognition of higher interest rates under FAS.

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

Non-current state income tax benefit was $4 million and $1 million for the three months ended September 30, 2023 and 2022, respectively. Non-current state income tax benefit was $12 million and $1 million for the nine months ended September 30, 2023 and 2022, respectively. The favorable change in non-current state income taxes for each period was driven by a decrease in deferred state income tax expense, primarily attributable to the timing of long-term contract income for tax purposes.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment sales and segment operating results:

	Three Months Ended September 30				Nine Months Ended September 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and Service Revenues
Ingalls	$711	$623	$88	14%	$1,952	$1,912	$40	2%
Newport News	1,453	1,445	8	1%	4,468	4,268	200	5%
Mission Technologies	685	595	90	15%	1,954	1,785	169	9%
Intersegment eliminations	(33)	(37)	4	11%	(97)	(101)	4	4%
Sales and service revenues	$2,816	$2,626	$190	7%	$8,277	$7,864	$413	5%
Operating Income
Ingalls	$73	$50	$23	46%	$193	$242	$(49)	(20)%
Newport News	90	102	(12)	(12)%	269	277	(8)	(3)%
Mission Technologies	24	14	10	71%	50	48	2	4%
Segment operating income	187	166	21	13%	512	567	(55)	(10)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(19)	(36)	17	47%	(55)	(108)	53	49%
Non-current state income taxes	4	1	3	300%	12	1	11	1,100%
Operating income	$172	$131	$41	31%	$469	$460	$9	2%

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, such as the Operating FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract profit margin rates. These changes typically relate to profit recognition associated with revisions to estimated costs at completion ("EAC") on a contract, which reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Cumulative Catch-up Revenue Adjustments

For the three and nine months ended September 30, 2023 and 2022, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions)	2023	2022	2023	2022
Gross favorable adjustments	$62	$84	$198	$297
Gross unfavorable adjustments	(41)	(57)	(148)	(157)
Net adjustments	$21	$27	$50	$140

For the three and nine months ended September 30, 2023 and 2022, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions)	2023	2022	2023	2022
Ingalls	$23	$7	$54	$104
Newport News	(6)	13	(15)	22
Mission Technologies	4	7	11	14
Net adjustments	$21	$27	$50	$140

Ingalls

	Three Months Ended September 30				Nine Months Ended September 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and service revenues	$711	$623	$88	14%	$1,952	$1,912	$40	2%
Segment operating income	73	50	23	46%	193	242	(49)	(20)%
As a percentage of segment sales	10.3%	8.0%			9.9%	12.7%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended September 30, 2023, increased $88 million, or 14%, from the same period in 2022, primarily driven by higher volumes in amphibious assault ships and surface combatants.

Ingalls revenues, including intersegment sales, for the nine months ended September 30, 2023, increased $40 million, or 2%, from the same period in 2022, primarily driven by higher volumes in surface combatants and amphibious assault ships, partially offset by lower volumes in the Legend class National Security Cutter (“NSC”) program.

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2023, was $73 million, compared to segment operating income of $50 million for the same period in 2022. The increase was primarily driven by higher volumes described above and favorable changes in contract estimates from facilities capital and economic price adjustment clauses.

Ingalls segment operating income for the nine months ended September 30, 2023, was $193 million, compared to segment operating income of $242 million for the same period in 2022. The decrease was primarily driven by lower risk retirement on USS Fort Lauderdale (LPD 28), delivered in 2022, and Harrisburg (LPD 30).

Newport News

	Three Months Ended September 30				Nine Months Ended September 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and service revenues	$1,453	$1,445	$8	1%	$4,468	$4,268	$200	5%
Segment operating income	90	102	(12)	(12)%	269	277	(8)	(3)%
As a percentage of segment sales	6.2%	7.1%			6.0%	6.5%

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended September 30, 2023, increased $8 million, or 1%, from the same period in 2022, primarily driven by higher volumes in aircraft carrier construction, partially offset by lower volumes in aircraft carrier refueling and complex overhaul ("RCOH").

Newport News revenues, including intersegment sales, for the nine months ended September 30, 2023, increased $200 million, or 5%, from the same period in 2022, primarily driven by higher volumes in aircraft carrier construction, the Columbia class (SSBN 826) submarine program, and the Virginia class (SSN 774) submarine program, partially offset by lower volumes in aircraft carrier RCOH and naval nuclear support services.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2023, was $90 million, compared to segment operating income of $102 million for the same period in 2022. The decrease was primarily due to contract incentives on the Columbia class (SSBN 826) submarine program in 2022, partially offset by improved performance on the Virginia class (SSN 774) submarine program.

Newport News segment operating income for the nine months ended September 30, 2023, was $269 million, compared to segment operating income of $277 million for the same period in 2022. The decrease was primarily due to contract incentives on the Columbia class (SSBN 826) submarine program in 2022, partially offset by higher volumes described above.

Mission Technologies

	Three Months Ended September 30				Nine Months Ended September 30
			2023 vs. 2022				2023 vs. 2022
($ in millions)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and service revenues	$685	$595	$90	15%	$1,954	$1,785	$169	9%
Segment operating income	24	14	10	71%	50	48	2	4%
As a percentage of segment sales	3.5%	2.4%			2.6%	2.7%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended September 30, 2023, increased $90 million, or 15%, from the same period in 2022, primarily due to higher volumes in mission based solutions.

Mission Technologies revenues, including intersegment sales, for the nine months ended September 30, 2023, increased $169 million, or 9%, from the same period in 2022, primarily due to higher volumes in mission based solutions.

Segment Operating Income

Mission Technologies segment operating income for the three months ended September 30, 2023, was $24 million, compared to segment operating income of $14 million for the same period in 2022. The increase was primarily driven by higher volumes in mission based solutions and improved performance in unmanned systems.

Mission Technologies segment operating income for the nine months ended September 30, 2023, was $50 million, compared to segment operating income of $48 million for the same period in 2022. The increase was primarily driven by higher volumes in mission based solutions, improved performance in unmanned systems, and higher equity income from nuclear and environmental joint ventures, partially offset by lower equity income from our investment in an unconsolidated ship repair and specialty fabrication joint venture, which was sold in June 2023, and lower performance in fleet sustainment.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following tables present segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended September 30		2023 vs. 2022		Three Months Ended September 30		2023 vs. 2022
Segment Information	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Ingalls
Product	$637	$577	$60	10%	$514	$482	$32	7%
Service	73	41	32	78%	62	34	28	82%
Intersegment	1	5	(4)	(80)%	1	5	(4)	(80)%
Total Ingalls	711	623	88	14%	577	521	56	11%
Newport News
Product	1,170	1,185	(15)	(1)%	987	992	(5)	(1)%
Service	281	259	22	8%	231	216	15	7%
Intersegment	2	1	1	100%	2	1	1	100%
Total Newport News	1,453	1,445	8	1%	1,220	1,209	11	1%
Mission Technologies
Product	28	12	16	133%	24	12	12	100%
Service	627	552	75	14%	563	492	71	14%
Intersegment	30	31	(1)	(3)%	30	31	(1)	(3)%
Total Mission Technologies	685	595	90	15%	617	535	82	15%
Segment Totals
Product	$1,835	$1,774	$61	3%	$1,525	$1,486	$39	3%
Service	981	852	129	15%	856	742	114	15%
Total Segment (1)	$2,816	$2,626	$190	7%	$2,381	$2,228	$153	7%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Nine Months Ended September 30		2023 vs. 2022		Nine Months Ended September 30		2023 vs. 2022
Segment Information	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Ingalls
Product	$1,775	$1,766	$9	1%	$1,450	$1,401	$49	3%
Service	171	136	35	26%	145	118	27	23%
Intersegment	6	10	(4)	(40)%	6	10	(4)	(40)%
Total Ingalls	1,952	1,912	40	2%	1,601	1,529	72	5%
Newport News
Product	3,688	3,496	192	5%	3,135	2,959	176	6%
Service	777	768	9	1%	651	643	8	1%
Intersegment	3	4	(1)	(25)%	3	4	(1)	(25)%
Total Newport News	4,468	4,268	200	5%	3,789	3,606	183	5%
Mission Technologies
Product	80	65	15	23%	79	59	20	34%
Service	1,786	1,633	153	9%	1,607	1,475	132	9%
Intersegment	88	87	1	1%	88	87	1	1%
Total Mission Technologies	1,954	1,785	169	9%	1,774	1,621	153	9%
Segment Totals
Product	$5,543	$5,327	$216	4%	$4,664	$4,419	$245	6%
Service	2,734	2,537	197	8%	2,403	2,236	167	7%
Total Segment (1)	$8,277	$7,864	$413	5%	$7,067	$6,655	$412	6%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended September 30, 2023, increased $61 million, or 3%, from the same period in 2022, primarily as a result of higher volumes at Ingalls in amphibious assault ships and at Newport News in aircraft carrier construction, partially offset by lower volumes at Newport News in aircraft carrier RCOH.

Segment cost of product sales for the three months ended September 30, 2023, increased $39 million, or 3%, compared with the same period in 2022, consistent with higher product sales described above.

Product sales for the nine months ended September 30, 2023, increased $216 million, or 4%, from the same period in 2022, primarily as a result of higher volumes at Newport News in aircraft carrier construction, the Columbia class (SSBN 826) submarine program, and the Virginia class (SSN 774) submarine program, and at Ingalls in amphibious assault ships and surface combatants, partially offset by lower volumes at Newport News in aircraft carrier RCOH, and at Ingalls in the NSC program.

Segment cost of product sales for the nine months ended September 30, 2023, increased $245 million, or 6%, compared with the same period in 2022, consistent with higher product sales described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended September 30, 2023, increased $129 million, or 15%, from the same period in 2022, primarily as a result of higher volumes at Mission Technologies in mission based solutions services, at Ingalls in surface combatant services, and at Newport News in aircraft carrier services.

Segment cost of service revenues for the three months ended September 30, 2023, increased $114 million, or 15%, compared with the same period in 2022, consistent with higher service volumes described above.

Service revenues for the nine months ended September 30, 2023, increased $197 million, or 8%, from the same period in 2022, primarily as a result of higher volumes at Mission Technologies in mission based solutions services, at Newport News in aircraft carrier services, and at Ingalls in surface combatant services, partially offset by lower volumes at Newport News in naval nuclear support services.

Segment cost of service revenues for the nine months ended September 30, 2023, increased $167 million, or 7%, compared with the same period in 2022, consistent with higher service volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended September 30, 2023, was $22 million, compared with $27 million for the same period in 2022. Interest expense for the nine months ended September 30, 2023, was $70 million, compared with $79 million for the same period in 2022. The decreases in interest expense of $5 million and $9 million for the three and nine months ended September 30, 2023, respectively, were driven by a decrease in outstanding long-term debt from prior year periods.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three months ended September 30, 2023, the non-operating retirement benefit was $37 million, compared with $71 million for the same period in 2022. For the nine months ended September 30, 2023, the non-operating retirement benefit was $111 million, compared with $209 million for the same period in 2022. The unfavorable changes in the non-operating retirement benefit of $34 million and $98 million for the three and nine months ended September 30, 2023, respectively, were primarily driven by lower 2022 returns on plan assets.

Other, Net

Other, net income for the three months ended September 30, 2023, was $2 million, compared with other, net expense of $13 million for the same period in 2022. Other, net income for the nine months ended September 30, 2023, was $11 million, compared with other, net expense of $30 million for the same period in 2022. The increases in other, net of $15 million and $41 million for the three and nine months ended September 30, 2023, respectively, were primarily driven by unrealized net gains in investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended September 30, 2023 and 2022, were 21.7% and 14.8%, respectively. For the nine months ended September 30, 2023 and 2022, our effective income tax rates on earnings from operations were 21.9% and 18.6%, respectively. The higher effective tax rate for the three months ended September 30, 2023, was primarily attributable to prior period research and development tax credits recorded in 2022. The higher effective tax rate for the nine months ended September 30, 2023, was primarily attributable to prior period research and development tax credits recorded in 2022 and to a tax gain associated with the sale of our interest in an unconsolidated ship repair and specialty fabrication joint venture.

For the three months ended September 30, 2023, our effective income tax rate differed from the federal statutory corporate income tax rate primarily as a result of expenses that are not deductible for income tax purposes. For the nine months ended September 30, 2023, our effective income tax rate differed from the federal statutory corporate income tax rate primarily as a result of tax gain associated with the sale of our interest in an unconsolidated ship repair and specialty fabrication joint venture. For the three and nine months ended September 30, 2022, our effective income tax rate differed from the federal statutory rate primarily as a result of research and development tax credits for prior periods.

BACKLOG

Total backlog as of September 30, 2023, and December 31, 2022, was $49.4 billion and $47.1 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer).

Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2023, and December 31, 2022:

	September 30, 2023			December 31, 2022
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$13,100	$2,968	$16,068	$9,231	$3,546	$12,777
Newport News	11,931	16,012	27,943	11,665	17,742	29,407
Mission Technologies	1,905	3,499	5,404	1,317	3,622	4,939
Total backlog	$26,936	$22,479	$49,415	$22,213	$24,910	$47,123

We expect approximately 20% of the $47.1 billion total backlog as of December 31, 2022, to be converted into sales in 2023. U.S. Government orders comprised substantially all of the backlog as of September 30, 2023, and December 31, 2022.

Contract Awards

The value of new contract awards during the nine months ended September 30, 2023, was $10.6 billion, including a funded award for the construction of two Arleigh Burke class (DDG 51) destroyers, an award for the Joint Network Engineering and Emerging Operations task order, an award modification for the detail design and construction of Philadelphia (LPD 32), an award modification for long-lead-time material and advance construction activities on the Columbia class (SSBN 826) submarine program, an award modification to the construction contract for John F. Kennedy (CVN 79), and an award modification for long-lead-time material for additional Block V boats of the Virginia class (SSN 774) submarine program.

LIQUIDITY AND CAPITAL RESOURCES

We seek to efficiently convert operating results into cash for deployment in operating our businesses, executing our business strategy, and maximizing stockholder value. We use various financial measures to inform our capital deployment strategy, including net cash provided by operating activities and free cash flow. We believe these measures are useful to investors in assessing our financial performance.

The following table summarizes key components of cash flow provided by operating activities:

	Nine Months Ended September 30		2023 vs. 2022

($ in millions)	2023	2022	Dollars
Net earnings	$407	$456	$(49)
Depreciation and amortization	265	269	(4)
Provision for doubtful accounts	—	(7)	7
Stock-based compensation	27	28	(1)
Deferred income taxes	(81)	(14)	(67)
Loss (gain) on investments in marketable securities	(10)	34	(44)
Retiree benefits	(55)	(99)	44
Trade working capital increase	(145)	(502)	357
Net cash provided by operating activities	$408	$165	$243
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the nine months ended September 30, 2023 and 2022, as classified on our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2023, was $408 million, compared with $165 million provided by operating activities for the same period in 2022. The favorable change in operating cash flow was primarily due to a favorable change in trade working capital, partially offset by higher payments for income taxes. The change in trade working capital was primarily driven by the timing of receipts of accounts receivable.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning October 1, 2023, and beyond such 12-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023, was $111 million, compared with $178 million used in investing activities for the same period in 2022. The change in investing cash was primarily driven by the sale of an unconsolidated ship repair and specialty fabrication joint venture, partially offset by increased investment in one of our unconsolidated nuclear and environmental joint ventures. For 2023, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% of annual revenues and our discretionary capital expenditures to be approximately 2.0% of annual revenues.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2023, was $655 million, compared with $497 million used in financing activities for the same period in 2022. The change in cash used in financing activities was primarily due to the repayment of $400 million of senior notes, offset by a $245 million decrease in prepayments of our Term Loan.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30		2023 vs. 2022

($ in millions)	2023	2022	Dollars
Net cash provided by operating activities	$408	$165	$243
Less capital expenditures:
Capital expenditure additions	(164)	(179)	15
Grant proceeds for capital expenditures	14	—	14
Free cash flow	$258	$(14)	$272

Free cash flow for the nine months ended September 30, 2023, increased $272 million from the same period in 2022, primarily due to a favorable change in trade working capital and lower capital expenditures, partially offset by higher payments for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2023 and 2022, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2023, $12 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of September 30, 2023, we had no other significant off-balance sheet arrangements.

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

Aircraft carrier RCOH
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

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered USS Frank E. Petersen Jr. (DDG 121), USS Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125) in 2021, 2022, and 2023, respectively. We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), John F. Lehman (DDG 137), Telesforo Trinidad (DDG 139), DDG 141 (unnamed), and DDG 142 (unnamed).

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

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. The plan is for a total of 11 ships, of which the first ten ships have been delivered. Friedman (NSC 11) is currently under construction.

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2022, we delivered USS Fort Lauderdale (LPD 28), and we were awarded a long-lead-time material contract for Philadelphia (LPD 32). In 2023, we received an award modification for the detail design and construction of Philadelphia (LPD 32). We are currently constructing Richard M. McCool Jr. (LPD 29), Harrisburg (LPD 30), and Pittsburgh (LPD 31).

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a Term Loan, a $1.5 billion Revolving Credit Facility, and a $1 billion commercial paper program. As of September 30, 2023, we had $170 million outstanding on the Term Loan and no indebtedness outstanding under our Revolving Credit Facility or our commercial paper program. Based on the amounts outstanding under our Term Loan as of September 30, 2023, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $2 million on an annual basis.

Inflation - Macroeconomic factors have contributed, and we expect will continue to contribute, to cost inflation for raw materials, components, and supplies. We mitigate some cost inflation risk by negotiating long-term agreements with certain raw material suppliers and incorporating price escalation protection in customer contracts to the extent possible. We include assumptions of anticipated cost growth in the development of our contract cost of completion estimates, but our cost assumptions may not be sufficient to cover all cost escalation or may impact the availability of resources to execute the respective contracts. Persistent cost inflation over the long-term may have an adverse impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Securities

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2,3]
July 1, 2023 to July 31, 2023	4,684	$228.75	4,684	$971.8
August 1, 2023 to August 31, 2023	36,620	222.22	31,554	964.7
September 1, 2023 to September 30, 2023	63,491	211.26	63,468	951.3
Total	104,795	$215.87	99,706	$951.3
1 We purchased an aggregate of 99,706 shares of our common stock in the open market pursuant to our repurchase program, and 5,089 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock rights during the period.
2 From the stock repurchase program's inception through September 30, 2023, we have purchased 13,815,416 shares at an average price of $162.77 per share for a total of $2.2 billion.
3 In October 2012, we commenced our stock repurchase program. In November 2019, we announced an increase in the stock repurchase program to $3.2 billion and an extension of the term to October 31, 2024.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

(c) Adoption or Termination of Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

3.5	Restated Bylaws of Huntington Ingalls Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 8, 2022).

10.1	Terms and Conditions Applicable to Non-Employee Director Stock Grants Under the 2022 Long-Term Incentive Stock Plan, as amended.

10.2	Terms and Conditions Applicable to Non-Employee Director Stock Units Granted Under the 2022 Long-Term Incentive Stock Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2023	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)