Form 10-K
period 2023-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2024-02-01
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34910
______________________________________________
HUNTINGTON INGALLS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0607005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4101 Washington Avenue, Newport News, Virginia 23607
(Address of principal executive offices and zip code)

(757) 380-2000
(Registrant’s telephone number, including area code)
______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2023, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $9,075 million.

As of January 26, 2024, 39,590,687 shares of the registrant's common stock were outstanding.
______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

History and Organization

Huntington Ingalls Industries, Inc. ("HII", the "Company", "we", "us", or "our") is a global, all-domain defense partner, building and delivering the world's most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. For more than a century, our Ingalls Shipbuilding segment ("Ingalls") in Mississippi and Newport News Shipbuilding segment ("Newport News") in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making us America's largest shipbuilder. Our Mission Technologies segment develops integrated technology solutions and products that enable today's connected, all domain force. Headquartered in Newport News, Virginia, we employ over 44,000 people domestically and internationally.

We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Mission Technologies segment provides a wide range of services and products, including command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance ("C5ISR") systems and operations; the application of Artificial Intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; unmanned autonomous systems; live, virtual, and constructive training solutions; fleet sustainment; and critical nuclear operations.

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

Amphibious Assault Ships
We construct amphibious assault ships and expeditionary warfare ships for the U.S. Navy, which include U.S. Navy large deck amphibious assault ships ("LHA") and amphibious transport dock ships ("LPD"), respectively. The LHA is a key component of the Department of the Navy's requirement for Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction, and modernization of LHAs are core to our Ingalls operations. In 2007, we were awarded the construction contract for USS America (LHA 6), the first in a class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We are currently constructing Bougainville (LHA 8) and Fallujah (LHA 9). In 2023, we were awarded a long-lead-time material contract for LHA 10 (unnamed).
The LPD program is a long-running production program of expeditionary warfare ships in which we have generated efficiencies through ship-over-ship learning. We delivered USS Fort Lauderdale (LPD 28) in 2022, and we are currently constructing Richard M. McCool Jr. (LPD 29), Harrisburg (LPD 30), and Pittsburgh (LPD 31). In 2023, we were awarded a contract to construct Philadelphia (LPD 32).

Surface Combatants
We are a design agent for, and one of only two companies that constructs, Arleigh Burke class (DDG 51) guided missile destroyers, a class of surface combatant. We have delivered 35 Arleigh Burke class (DDG 51) destroyers to the U.S. Navy, including USS Jack H. Lucas (DDG 125) in 2023, USS Lenah H. Sutcliffe Higbee (DDG 123) in 2022, and USS Frank E. Petersen Jr. (DDG 121) in 2021. In 2018, we were awarded a multi-year contract for construction of six Arleigh Burke class (DDG 51) destroyers and, in 2020,a contract to construct an additional Arleigh Burke class (DDG 51) destroyer. In 2023, we were awarded a multi-year contract for construction of six more Arleigh Burke class (DDG 51) destroyers, as well as the first option ship, for a total of seven ships. We are currently constructing Ted Stevens (DDG128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), and Thad Cochran (DDG 135).
National Security Cutters
The U.S. Coast Guard's recapitalization program is replacing aging and operationally expansive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend class NSC, a multi-mission platform we designed and continue to build. In 2018, we were awarded long-lead-time material and construction contracts for Calhoun (NSC 10), which was delivered to the U.S. Coast Guard in 2023, and Friedman (NSC 11), which is currently under construction.

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

We delivered USS Gerald R. Ford (CVN 78), the first aircraft carrier of the Gerald R. Ford class to the U.S. Navy in 2017. Beginning in 2009, we received contract awards totaling $8.7 billion for construction preparation, detail design, and construction of the second Gerald R. Ford class (CVN 78) aircraft carrier, John F. Kennedy (CVN 79). In addition, we have received contract awards valued at $15.3 billion for detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers Enterprise (CVN 80) and Doris Miller (CVN 81).
We continue to be the exclusive prime contractor for nuclear aircraft carrier refueling and complex overhaul ("RCOH"). Each RCOH takes nearly four years to complete, with the work accounting for approximately 35% of all maintenance and modernization during an aircraft carrier's 50 year service life. RCOH services include propulsion work (refueling of reactors; propulsion plant modernization; and propulsion plant repairs), restoration of service life (dry docking, tank, and void maintenance; hull, shafting, propellers, and rudders; launch and recovery system; piping repairs; and component refurbishment), and modernization (electrical systems; aviation support systems; warfare; interoperability; and environmental compliance). We provide ongoing maintenance services for the U.S. Navy aircraft carrier fleet through both RCOH and fleet support services worldwide.

USS George Washington (CVN 73) was redelivered to the U.S. Navy in 2023 after completion of its RCOH, and we are currently performing the RCOH of USS John C. Stennis (CVN 74). We believe our current position as the exclusive designer and builder of nuclear-powered aircraft carriers, our RCOH performance on the first seven Nimitz class (CVN 68) carriers, our highly trained workforce, the capital-intensive nature of RCOH work, and high barriers to entry due to required nuclear expertise position us well for RCOH contract awards on the remaining Nimitz class (CVN 68) carriers, as well as future RCOH work on Gerald R. Ford class (CVN 78) aircraft carriers.

Aircraft carriers have a lifespan of approximately 50 years, and we believe the ten Nimitz class (CVN 68) carriers we delivered that are currently in active service, as well as Gerald R. Ford class (CVN 78) aircraft carriers, present significant opportunities for inactivation contracts as they reach the end of their lifespans. We believe we are well positioned to be the U.S. Navy's shipyard of choice for these contract awards.

Design and Construction of Nuclear-Powered Submarines
We are one of only two companies in the United States currently capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 63 submarines to the U.S. Navy since 1960, comprised of 49 fast attack and 14 ballistic missile submarines. Of the 49 nuclear-powered fast attack submarines currently in active service, 23 were delivered by Newport News. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research, and integrated planning.

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

The four submarines of the first block, six submarines of the second block, and eight submarines of the third block of Virginia class (SSN 774) submarines have been delivered. In 2014, the team was awarded a construction contract for the fourth block of ten Virginia class (SSN 774) submarines, which contemplated production of two submarines per year. The first submarine of the Block IV contract was delivered in 2020, and three more submarines have been delivered through 2023. The remaining six boats of the Block IV contract are in the final assembly and test phases of construction.

In 2019, the team was awarded a construction contract for the fifth block of nine Virginia class (SSN 774) submarines, and, in 2021, an option for a 10th submarine was exercised, continuing the two submarines per year production rate. Ten of the Block V boats are in manufacturing and outfitting stages of construction.

In 2023, the team was awarded a contract modification for advance procurement for long lead-time material in support of two additional Block V boats, bringing the total Block V boats to 12. In addition, the team received a contract award for advance procurement of long-lead-time material in support of the first two Block VI boats.

Columbia Class (SSBN 826) Submarines

Newport News is participating in the design and construction of the Columbia class (SSBN 826) submarines as a replacement for the current aging Ohio class nuclear ballistic missile submarines ("SSBN"), which were first introduced into service in 1981. The Columbia class (SSBN 826) program currently anticipates 12 new ballistic missile submarines. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. Contract award for the first two Columbia class submarines (SSBN 826 and SSBN 827) and construction start of the first Columbia class (SSBN 826) submarine occurred in late 2020. In 2023, we were awarded a contract modification for long-lead-time material and advance construction in support of five additional Columbia class (SSBN 826) boats, also referred to as Build II of the class.

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
Mission Technologies

Our Mission Technologies segment develops integrated solutions that enable today’s connected, all-domain force. Our capabilities include C5ISR systems and operations; the application of Artificial Intelligence ("AI") and machine learning to battlefield decisions; defensive and offensive cyberspace strategies and electronic warfare ("CEW&S"); live, virtual, constructive solutions ("LVC"); unmanned, autonomous systems; fleet sustainment; and critical nuclear operations. Our domain expertise and advanced technologies support our mission partners across the globe.

C5ISR

C5ISR designs, develops, integrates, and manages the sensors, systems and other assets necessary to support integrated ISR operations and accelerated decision-making. These business activities provide data fusion and mission management capabilities for the DoD, the combatant commands, and the intelligence community.

CEW&S

CEW&S works within our nation’s intelligence and cyber operations communities to defend U.S. interests in cyberspace and anticipate emerging threats. Our capabilities in cybersecurity, network architecture, reverse engineering, software, and hardware development uniquely enable our ability to support sensitive missions for the U.S. military and federal agency partners. We also develop, test, and integrate leading-edge AI and machine learning algorithms to optimize and accelerate the nation’s mission-critical systems and platforms.

LVC

LVC training connects live environments with virtual platforms and simulated (constructive) threats to prepare trainees through integrated, real world scenarios before they are in harm’s way. LVC is a modern and distributed approach to U.S. military training.

Fleet Sustainment

Fleet sustainment provides comprehensive life-cycle sustainment to the U.S. Navy fleet and other DoD and commercial maritime customers. Services include maintenance, modernization, and repair on all ship classes; naval architecture, marine engineering, and design; integrated logistics support; technical documentation development; warehousing, asset management, and material readiness; operational and maintenance training development and delivery; software design and development; IT infrastructure support and data delivery and management; and cyber security and information assurance. We also provide undersea vehicle and specialized craft development and prototyping services.

Unmanned Systems

Unmanned Systems develops advanced unmanned systems for defense, marine research, and commercial applications. Serving customers in more than 30 countries, we provide design, autonomy, manufacturing, testing, operations, and sustainment of unmanned systems, including unmanned underwater vehicles and unmanned surface vessels.

Nuclear and Environmental Services

Nuclear and Environmental Services support the Department of Energy’s ("DoE") national security mission through the management and operation of DoE sites, as well as the safe cleanup of legacy waste across the country. Through participation in joint ventures, including Newport News Nuclear BWXT Los Alamos, LLC ("N3B"), Mission Support and Test Services, LLC ("MSTS"), and Savannah River Nuclear Solutions, LLC ("SRNS"), we meet customers’ toughest nuclear and environmental challenges.

Customers

Our revenues are primarily derived from the U.S. Government, including the U.S. Navy, the U.S. Coast Guard, the DoD, the DoE, and other federal agencies. In 2023, 2022, and 2021, approximately 81%, 82%, and 90%, respectively, of our revenues were generated from the U.S. Navy.

Intellectual Property

We develop new technologies that are incorporated into the products and services we provide to our customers. We also develop new manufacturing processes and systems-integration technologies and processes that we use to produce our products and to provide services to our customers. In addition to owning intellectual property, we license intellectual property rights to and from other parties. The U.S. Government generally receives non-exclusive licenses to certain intellectual property we develop in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize other parties to use the intellectual property we license to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on multiple factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Note 2: Summary of Significant Accounting Policies in Item 8.

Backlog

As of December 31, 2023 and 2022, our total backlog was approximately $48.1 billion and $47.1 billion, respectively. We expect approximately 22% of backlog at December 31, 2023, to be converted into sales in 2024.

Raw Materials
We rely on third parties to provide raw materials. The most significant material we use is steel. Other materials we use in large quantities include paint, aluminum, pipe, electrical cables, electronic components, fittings, custom machine items, and sensors. All of these materials are currently available in adequate supply. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. For long-term contracts, we generally solicit price quotations for many of our material requirements from multiple suppliers to ensure competitive pricing. While we have not generally been dependent upon any one supply source, we currently have only one supplier for certain component parts as a result of consolidation in the defense industry. We believe these single source suppliers, as well as our overall supplier base, are adequate to meet our foreseeable needs. Any inability to procure the necessary raw materials, components, and other supplies for our products on a timely basis could negatively affect our results of operations, financial condition, or cash flow. In addition, a significant prolonged increase in inflation could negatively impact the cost of raw materials, components, and other supplies. We mitigate some supply risk by negotiating long-term agreements with certain raw material suppliers, and we mitigate inflation risk related to raw material to an extent through price escalation provisions in certain customer contracts.

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

Our contracts with the U.S. Government sometimes result in Requests for Equitable Adjustments ("REAs"), which represent requests for the U.S. Government to make appropriate adjustments to contract terms, including pricing, delivery schedule, technical requirements, or other affected terms, due to changes to the original contract requirements and resulting delays and disruption for which the U.S. Government is responsible. We submit and negotiate REAs in the ordinary course of business, and large REAs are not uncommon at the conclusion of both new construction and RCOH activities. REAs can result in claims under the Contract Disputes Act of 1978 in cases in which we cannot reach agreement with the U.S. Government.
U.S. Government regulations determine contractor costs that are allowable and therefore recoverable from the government, and certain costs are not allowable and therefore not recoverable. The U.S. Government also regulates the methods by which allowable costs, including overhead, are allocated to government contracts. Costs we incur that are not allowable under the Federal Acquisition Regulation (the “FAR”) or U.S. Cost Accounting Standards (“CAS”) or that are otherwise determined to be unallowable or improperly allocated to a specific contract are not recoverable or must be refunded if already reimbursed.
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

Competitive Environment

In our business of designing, building, overhauling, and repairing military ships, we primarily compete with General Dynamics and, in the case of certain non-nuclear shipbuilding programs, smaller shipyards. The smaller shipyards sometimes team with large defense contractors. Intense competition related to programs, resources, funding, and long operating cycles are key characteristics of both our shipbuilding business and the shipbuilding defense industry in general. It is common industry practice to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and simultaneously serve as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding long-term contracts, enable companies that perform well to benefit from a level of program continuity not common in many industries.

We believe we are well-positioned in our shipbuilding markets. Because we are the only company currently capable of building, refueling, and inactivating the U.S. Navy's nuclear-powered aircraft carriers, we believe we are positioned well to be awarded future contracts to perform such activities. Even so, the government periodically revisits whether refueling of nuclear-powered aircraft carriers should be performed in private or public facilities. If a U.S. Government shipyard were to become capable and engaged in the refueling of nuclear-powered aircraft carriers, our market position would likely be significantly and adversely affected.

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

Key competitive factors in the Mission Technologies segment include technology capabilities; innovative cyber advances and artificial intelligence; the ability to develop and implement complex, integrated solutions; the ability to meet delivery schedules; and cost effectiveness. Our success depends on investments in our people, technologies, and products to meet the evolving needs of our customers. To remain competitive, we must be able to identify emerging technology trends and consistently provide superior service, while understanding customer priorities and maintaining customer relationships.

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
We have over 44,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 7,000 engineers and designers and approximately 3,700 employees with advanced degrees. Our workforce contains many third-, fourth-, and fifth-generation employees, and approximately 1,600 employees with more than 40 years of continuous service. Employees in our shipbuilding segments with more than 40 years of continuous service achieve the honor of “Master Shipbuilder.” As of December 31, 2023, we had 1,322 Master Shipbuilders at Newport News and 227 at Ingalls. We also employ more than 6,700 veterans across the enterprise.

In addition, over 1,400 apprentices are enrolled in more than 27 crafts and advanced programs at our two shipbuilding segments. From nuclear pipe welders to senior executives, we employ approximately 4,100 apprentice school alumni at Newport News and Ingalls.

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

We have not experienced a work stoppage in more than 24 years at Newport News and more than 16 years at Ingalls. We are committed to working effectively with our existing unions and believe our relationship with our represented employees is satisfactory.

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

Recruitment, Training, and Workforce Development - Our three segments hire thousands of employees each year. In 2023, we hired approximately 9,500 new employees. To help us meet this large demand for talent, we have created, developed, and maintain multiple talent pipelines. One of the key components of our approach to workforce development is to “grow our own.” We operate two apprentice schools, one at Ingalls and one at Newport News. The Newport News Apprentice School was founded in 1919, and the Ingalls Apprentice School was founded in 1952.

The two apprentice schools combined have graduated over 14,400 graduates since their inceptions. The schools are nationally renowned and are critical to training both our craft/trades and technical workforce, as well as developing the future leaders of our company. The Ingalls Apprentice School has partnered with the Mississippi Gulf Coast Community College to permit their apprentices to earn credits toward an associate’s degree. The Newport News Apprentice School has partnered with two community colleges, as well as Old Dominion University, to enable apprentices to earn a bachelor’s degree in Mechanical Engineering, Electrical Engineering, or Modeling & Simulation.

In addition to operating our own apprentice schools, we maintain effective partnerships with colleges and universities, military bases for transitioning veterans, and regional community colleges to enable us to recruit and hire engineering, IT, and other technical talent. Working closely with state and local government leaders, we have successfully facilitated local, regional, and state-wide workforce development and education initiatives that include pre-K programs, high school trades programs/talent development labs, pre-hire trades/technical community college programs, interns/co-ops with colleges and universities, adult trades programs, veterans and military spouses training programs, and unemployed/underemployed training programs.

We view our workforce development process critical to our success and have developed a robust and effective succession planning process that ensures continuity in our leadership ranks. Since our founding in 2011, we have followed our succession plans 82% of the time when replacing a vacancy in an existing vice president position, and we have filled 82% of newly created vice president positions with internal hires. See "Risk Factors" in Item 1A for further information regarding our human capital resources.

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

We track multiple metrics related to occupational injuries as one of several methods to monitor our safety performance. One of the key metrics is Total Case Rate (“TCR”), which is the number of Occupational Safety and Health Administration ("OSHA") recordable injuries per 100 equivalent employees. The TCR for Newport News was 5.15 in 2023, 5.58 in 2022, and 5.64 in 2021, and the TCR at Ingalls was 6.31 in 2023, 5.67 in 2022, and 6.26 in 2021. Newport News also tracks Days Away, Restricted or Transferred (“DART”), which is the number of OSHA recordable cases in which the employee is unable to work, cannot work due to a restriction, or can work with a restriction as a result of an injury per 100 equivalent employees. DART at Newport News was 4.10 in 2023, 4.86 in 2022, and 4.45 in 2021. Before 2023, Ingalls tracked two other safety metrics: Lost Time Case Rate (“LTCR”), which is the number of employees that lost work time per 100 employees, and Lost Work Day Rate (“LWDR”), which is the number of lost workdays per 100 full-time employees. The LTCR and LWDR at Ingalls were 2.55 and 73.06 respectively, in 2022, and 2.75 and 76.32, respectively, in 2021. In 2023 Ingalls began to track DART, in lieu of LTCR and LWDR. DART at Ingalls was 3.34 in 2023.

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
•Employee Resource Groups (“ERGs”) are a key component of our corporate culture and an important part of our diversity and inclusion strategy. We currently sponsor 23 ERGs, which represent 10 distinct affinity groups, including those that support African Americans, Asian and Pacific Islanders, Hispanics, Women and Women in Engineering, LGBTQ+ employees, veterans, multiple generations, newly hired employees, and wellness. Our ERGs are employee-led and open to all employees.
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

Available Information

We maintain a website at the following address: www.hii.com. References to our websites in this report are provided as a matter of convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website. Accordingly, such information should not be considered part of this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission ("SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our Annual Reports on Form 10–K, our Quarterly Reports on Form 10–Q, and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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
•health epidemics, pandemics and similar outbreaks;
•our ability to attract, retain, and train a qualified workforce;
•disruptions impacting global supply, including those resulting from the ongoing conflict between Russia and Ukraine and in the Middle East;
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

Item 1A. Risk Factors

Our consolidated financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We encourage you to consider carefully the risk factors described below when evaluating the information contained in this report as the outcome of one or more of these risks could have a material adverse effect on our financial position, results of operations and/or cash flows.

Industry and Economic Risk Factors

We depend on the U.S. Government for substantially all of our business, and risks that arise from conducting business with the U.S. Government could have a material adverse effect on our financial position, results of operations, or cash flows.

A substantial majority of our business consists of the design, construction, repair, and maintenance of nuclear-powered ships and non-nuclear ships for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. We also provide integrated solutions that enable today's connected, all-domain force, including C5ISR systems and operations; the application of Artificial Intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; unmanned autonomous systems; live, virtual, and constructive training solutions; fleet sustainment; and critical nuclear operations. Substantially all of our revenues in 2023 were derived from products and services sold to the U.S. Government, and we expect this to continue for the foreseeable future. In addition, substantially all of our backlog as of December 31, 2023, was related to products and services deliverable to the U.S. Government. Our U.S. Government contracts are subject to various risks, including customer political and budgetary constraints and processes, changes in customer short-term and long-term strategic plans, the timing of contract awards, significant changes in contract scheduling, recessionary impacts on government spending, intense contract award and funding competition, challenges forecasting costs and schedules for bids on developmental and sophisticated technical work, and contractor suspension or debarment in the event of certain legal or regulatory violations. Any of these factors could materially affect our business with the U.S. Government, which in turn would have a material adverse effect on our financial position, results of operations, or cash flows.

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

Current U.S. Government spending levels for defense-related or other programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related or other programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. For example, the military conflicts between Russia and Ukraine and Israel and Hamas have resulted in increased security assistance to Ukraine and Israel, respectively. Changes in defense budgetary priorities as a result of such conflicts or otherwise could have an adverse impact on our results.

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

As of December 31, 2023, our total backlog was $48.1 billion, including $26.0 billion in funded backlog. The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based upon performance. In the event of termination of a contract for the U.S. Government's convenience, a contractor is normally able to recover costs already incurred on the contract and profit on incurred costs up to the amount authorized under the contract, but not the profit that would have been earned had the contract been completed. Our unfunded backlog contains management’s estimate of revenues expected to be realized on unfunded contracts that may never be realized. Any termination could also result in the cancellation of future work on the related program. A termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination could have a material adverse effect on our financial condition, results of operations, or cash flows.

Changes to Department of Defense business practices could have a material effect on DoD's procurement process and adversely impact our current programs and potential new awards.

Our industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from greater focus on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of defense funding. These initiatives and changes to procurement practices may change the way U.S. Government contracts are solicited, negotiated, and managed, and may impact whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations, and cash flows. Changes in procurement practices favoring incentive-based fee arrangements, different award fee criteria (such as the evaluation of environmental factors), non-traditional contract provisions, and cost mandates from the government may affect our profitability and the predictability of our profit rates.

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

U.S. defense spending levels are uncertain and difficult to predict. A longer term trend in reduced U.S. Navy shipbuilding activity, evidenced by the reduction in fleet size from 566 ships in 1989 to 291 ships as of December 31, 2023, has resulted in workforce reductions but limited infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of shipyards. Five major private United States shipyards, two of which we own, plus many other smaller private shipyards compete for contracts to construct, overhaul, repair, and convert naval vessels. Additionally, our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, compete for funding with each other, as well as with other defense products and services. We expect competition for future shipbuilding programs to be intense.

We compete with another large defense contractor for contracts to build surface combatants, submarines, and large deck amphibious ships, and smaller shipyards have entered the market for surface combatants. We may compete in the future with the same contractor and other shipyards to build new and different classes of ships, as well as ships for which we are currently the sole source, including expeditionary warfare and amphibious assault ships. Moreover, reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our exposure to market competition risk. If we are unable to continue to compete successfully we may generate lower revenues and lose market share, which would negatively impact our financial condition, results of operations, and cash flows and could impact our ability to compete for future defense contracts.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, two existing U.S. Government shipyards may be able to refuel nuclear-powered aircraft carriers if they made substantial investments in facilities, personnel, and training. U.S. Government-owned shipyards currently engage in the refueling, overhaul, and inactivation of Los Angeles class (SSN 688) submarines and are capable of repairing and overhauling non-nuclear ships. If a U.S. Government-owned shipyard became capable of and engaged in the refueling of nuclear-powered aircraft carriers, our financial position, results of operations, or cash flows would likely be adversely affected.

We also compete in the shipbuilding engineering, planning, and design market with companies that provide engineering support services. Such competition increases the risk we may not be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design, and surface combatant and amphibious assault ship program contracts.

Mission Technologies competes domestically and internationally, across our business capability, against large A&D companies, primarily L3 Harris, Amentum, ManTech, Leidos, and, increasingly, small businesses serving the intelligence community. To a lesser extent, our lines of business compete on certain contracts with major prime A&D contractors, including Lockheed Martin, General Dynamics, Northrop Grumman, Raytheon, and Boeing.

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

Contract accounting requires judgments relative to risk assessments, contract revenue and cost estimates, and assumptions regarding schedule and technical issues. The size and nature of many of our contracts make the estimation of total revenues and costs at completion complicated and subject to many variables. For new shipbuilding programs, we estimate, negotiate, and contract for construction of ships that are not completely designed, which subjects our risk assessments, revenue and cost estimates, and assumptions to the variability of the final ship design and an evolving scope of work. Our assessment, estimation, and assumption processes significantly impact our contract accounting, and materially different amounts can result if different assumptions are used or if actual events differ from our assumptions. Future changes in assumptions, circumstances, or estimates may have a material adverse effect on our future financial position, results of operations, or cash flows. See the Contracts section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Our level of indebtedness and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or our ability to incur additional debt.

Our ability to make payments on and to refinance our current or future indebtedness will depend on our ability to generate cash from operations, financings, or asset sales, which may be subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other unfavorable actions, including reducing funding for working capital, capital expenditures, and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense industry could be impaired. In the event of a default on any of our indebtedness, the lenders who hold such debt could accelerate amounts due, which could potentially trigger a default or acceleration of our other indebtedness.

We have classified contracts with the U.S. government, which limits investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. Government and its agencies that are subject to security restrictions (e.g., contracts involving classified information and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability and may also require appropriate facility clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, programs or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified business or our business overall. However, historically the business risks associated with our work on classified programs have not differed materially from those of our other government contracts.

Business and Operational Risk Factors

Cost growth on flexibly priced contracts that does not result in higher contract prices due from customers reduces our profit and exposes us to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Cost growth can occur if expenses to complete a contract increase due to inflation, technical challenges, manufacturing difficulties, delays, workforce-related issues, or inaccurate initial contract cost estimates. Reasons may include labor shortages or reduced productivity, the nature and complexity of the work performed, the timeliness and availability of materials or equipment, subcontractor performance or product quality issues, performance delays, availability and timing of customer funding, and natural disasters. A significant increase in contract costs from our original cost estimates on one or more contracts could have a material adverse effect on our financial position, results of operations, or cash flows.

Our ability to recover costs and realize profits on contracts with our U.S. Government customers depends upon the type of contract under which we are performing: firm fixed-price, fixed-price incentive, cost-type, or time and material. See the Contracts section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for descriptions of the types of contracts that comprise our business.

Approximately 51% of our revenues in 2023 were generated under fixed-price incentive contracts, approximately 44% were generated under cost-type contracts, approximately 2% were generated under time and material contracts, and approximately 3% were generated under firm fixed-price contracts. Fixed price contracts increase the risk that we may not recover all of our costs or will generate less profit or a loss. Under each type of contract, our operating results could be adversely affected if we are unable to control costs, particularly if we are unable to negotiate an increase in contract price with our customers.

U.S. Government contracts can extend for years, and unforeseen events, such as technology difficulties, fluctuations in the price of raw materials, a significant increase in or sustained period of higher inflation, supplier issues, including equipment delays, labor market conditions, and cost overruns, can result in the contract price becoming less favorable or even unprofitable to us over time. Higher interest rates resulting from inflationary pressures can also impact the fair values of our contracts. Moreover, if we fail to meet contract deadlines or specifications, we may be required to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer major losses if the customer exercises its right to terminate.

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

From time to time, we may begin performance under an undefinitized contract action with a not-to-exceed price prior to completing contract negotiations, in order to support U.S. government priorities. Uncertainties relating to final contract price, specifications and terms, or loss of negotiating leverage associated with contract definitization, may negatively affect our profitability.

We depend on the recruitment and retention of qualified personnel, and our failure to attract, train and retain such personnel could seriously harm our business.

Due to the specialized nature of our business, our performance is dependent upon our ability to identify, attract, train, and retain a workforce with the requisite skills in multiple areas, including: engineering, nuclear, trades and crafts, manufacturing, information technology, and cybersecurity. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition.

A growing portion of our current workforce is nearing or eligible for retirement. To the extent we lose experienced personnel, it is critical that we hire new qualified personnel, develop and train inexperienced employees, and successfully manage the short and long-term transfer of critical knowledge and skills. Competition for talent is intense, and this may affect our ability to successfully attract or retain personnel with the requisite skills or clearances. We compete with commercial technology companies outside of the shipbuilding and defense industry for qualified technical positions. Such companies may be able to offer more attractive compensation and other benefits to candidates, including in the recruitment of our existing employees. As a result of the above factors, we have experienced, and expect to continue to experience, significant difficulties hiring and retaining personnel with relevant qualifications and experience, which has negatively impacted, and may continue to negatively impact, our results of operations, financial condition, and cash flow, and could impact our ability to perform under our contracts and compete for new contracts. We have also experienced higher labor, recruiting, and training costs to attract and retain such employees, which has negatively impacted our results of operations, financial condition, and cash flow. A shortage of skilled employees has and may continue to impact our ability to perform our contracts and may impact our ability to compete for new contracts.

Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.

We rely on third parties to provide raw materials, major components and sub-systems, hardware elements, and sub-assemblies for our products and to perform certain services we provide to our customers, in compliance with applicable laws and regulations, including applicable DoD cybersecurity requirements. Disruptions and performance issues from our suppliers and subcontractors, or inconsistencies between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could adversely impact our ability to meet our commitments to customers. Our ability to satisfy our obligations on a timely basis are adversely affected if one or more of our suppliers or subcontractors are unable to provide agreed-upon products, materials, or services in a timely, compliant, and cost-effective manner, or they otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to meet expectations could also result in our need to transition to alternate parties, which could result in significant incremental cost and delay, or the need for us to provide other supplemental support to our existing suppliers and subcontractors.

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

Our procurement practices are intended to provide materials, components, parts, and services that meet contract specifications and to reduce the likelihood of our procurement of unauthorized, non-compliant, or deficient goods and services. We rely on our subcontractors and suppliers to comply with applicable laws, regulations, and the obligations set forth in the HII Supplier Code of Conduct, through representations and certifications from our subcontractors and suppliers regarding such compliance. We also conduct technical assessments, inspections, and audits, as necessary, with subcontractors and suppliers. Notwithstanding the actions we take to mitigate the risk of receiving non-compliant materials, components, parts, and services, subcontractors and suppliers sometimes provide us with unauthorized, non-compliant, or deficient goods and services, which can increase our contract costs and impact our ability to satisfy our contract obligations to our customers.

Many of our contracts include performance obligations that incorporate innovative designs, state-of-the-art manufacturing expertise, or new technologies, or otherwise are dependent upon factors not wholly within our control, and failure to meet performance expectations could adversely affect our profitability and future prospects.

We design, develop, and manufacture products and perform services that often involve innovative designs, new technologies, and complex manufacturing processes. Delays and issues with product development, technology implementation, manufacturing, or subcontractor components or services can impact our contract performance.

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

Our products cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of elements that cannot be accessed for repair or replacement, substandard quality or workmanship, and unexpected degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations as a result of unanticipated expenses that we don't recover, diversion of management attention, loss of follow-on work, and, in the case of certain contracts, reimbursement to the customer of contract costs and fee payments previously received.

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

Our pension and retiree health care costs are dependent upon various estimates and assumptions, particularly with respect to the discount rate and expected long-term rates of return on plan assets, which to a large extent are reflective of the financial markets and economic conditions. Changes to these estimates and assumptions and differences between expected and actual returns on plan assets could significantly impact our retirement related expense, the funded status of benefit plans, and contributions to our defined benefit pension and other postretirement benefit plans, which could have material adverse effects on our financial position, results of operations, or cash flows. In addition, pension cost recoveries under CAS for our U.S. Government contracts occur in different periods from those in which pension expense is recognized under accounting principles generally accepted in the United States ("GAAP") or the periods in which we make contributions to our benefit plans, and changes to estimates and assumptions and differences between expected and actual returns could adversely affect the timing of those pension cost recoveries.

We have taken actions intended to mitigate the risk related to our defined benefit pension plans through pension risk transfer transactions whereby we purchase group annuity contracts (“GACs”) from insurance companies using assets from the pension trust. We expect to continue to evaluate such transactions in the future. Although we are relieved of all responsibility for the associated pension obligations under the GACs we have purchased to date, we may in the future purchase GACs whereby the insurance company reimburses the pension plans but we remain responsible for paying benefits under the plans to covered retirees and beneficiaries and are subject to the risk that the insurance company will default on its obligations to reimburse the pension trusts. While we believe pension risk transfer transactions are beneficial, future transactions, depending on their size, could result in us making additional contributions to the pension trust and/or require us to recognize noncash settlement charges in earnings in the applicable reporting period.

Our business is subject to disruptions caused by natural disasters, environmental disasters, and other events that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Our suppliers and subcontractors are also subject to natural and environmental disasters that could affect their ability to deliver products or services or otherwise perform their contracts. Performance failures by our subcontractors or suppliers due to natural or environmental disasters may adversely affect our ability to perform our contracts, which could reduce our profitability in the event damages or other costs are not recoverable from the subcontractor or supplier, our customer, or insurers. Such events could also result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

We face risks related to health epidemics, pandemics, and similar outbreaks.

We face various risks related to health epidemics, pandemics, and similar outbreaks, including global health crises like COVID-19. Such risks include disruptions or restrictions on our employees’ ability to work or work effectively, temporary closures of our facilities or the facilities of our customers or suppliers, delays in supplier deliveries, and delays in customer contract awards. We experienced higher employee absentee rates as a result of COVID-19, which increased our costs and generated delay and disruption, impacted our performance on our contracts, and degraded our financial performance. We could incur similar impacts in the future, in connection with health epidemics, pandemics, or similar outbreaks, and related cost increases may not be fully recoverable under our contracts or adequately covered by insurance, which could impact our profitability.

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

Our business could be negatively impacted if we are unsuccessful negotiating new collective bargaining agreements.

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

Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. While we believe we maintain satisfactory relationships with our represented workers, it is possible we may experience difficulties renegotiating expiring collective bargaining agreements. We have experienced in the past work stoppages, strikes, and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, we could incur additional costs or work delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

We could be negatively impacted by security threats, including cyber security threats, and related disruptions.

As a defense contractor, we rely on our information technology infrastructure to process, transmit, and store electronic information, including classified and other sensitive information of the U.S. Government. We face substantial cyber security threats to our information technology infrastructure, including threats to our and the U.S. Government's proprietary and classified information from advanced nation state threat actors, sophisticated cybercrime syndicates, hacktivists, and insiders. Such cyber security threats include security breaches (whether through cyber attack, cyber intrusion, or insider threat) via the internet; malicious software, including ransomware; computer viruses; attachments to emails; persons inside our organization or with access to systems inside our organization; subcontractors or suppliers; or other significant disruptions of our information technology networks and related systems or those of our suppliers or subcontractors.

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches of our information technology can be expected to lead to the following types of adverse consequences: losses or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; financial costs and liabilities; protracted interruptions of our operations and performance; significant recovery and restoration expenses; degraded performance on existing contracts; the misuse of our products; and exposure to reputational damage, potential liability, or the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, any of which could have a material adverse effect on our operations, financial position, results of operations, or cash flows.

While we implement countermeasures to address the risks posed by cyber security threats, external and internal threat actors continuously seek to evade our cyber security countermeasures to gain unauthorized and unlawful access to our information technology infrastructure, assets, and data, both on premises and in the cloud. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and cyber intrusions or disruptions, regularly occur and will continue to occur in the future and the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target. As a result, we are not always able to anticipate techniques or to implement adequate security barriers or other preventative measures.

Our suppliers, subcontractors, and other business partners also face cyber security and other security threats. Although we undertake cooperative efforts with our customers, suppliers, subcontractors, and other business partners to facilitate their understanding of cyber security threats they face and potential cyber security countermeasures to mitigate potential cyber attacks and other security threats, we rely substantially on the safeguards implemented by these organizations, which affects the security of our information. These organizations have varying levels of cyber security expertise and safeguards, and their relationships with U.S. Government contractors increases the likelihood that they are or will be targeted by the same cyber security threats we face.

We could also encounter threats to our physical security, including our facilities and personnel, and threats from workplace violence, civil unrest, acts of sabotage or terrorism, and other local security issues, any of which could disrupt our business. Such events may require us to incur greater costs for security or to shut down operations for a period of time.

Changes in future business conditions could cause business investments, recorded goodwill, and/or purchased intangible assets to become impaired, resulting in losses and write-downs that would reduce our operating income.

Our business strategy includes strategic business acquisitions and non-controlling investments in businesses. We make acquisitions and investments following careful analysis and due diligence to achieve a desired strategic objective or acquire a desired capability or technology. Acquisitions involve estimates, assumptions, and judgments to arrive at acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our acquisition process and business integration efforts, actual operating results of businesses we acquire or in which we invest may vary from expectations. In such events, we may be required to write down our carrying values of the related goodwill, purchased intangible assets, or investments. In addition, declines in the trading price of our common stock or the market as a whole can result in goodwill and/or purchased intangible asset impairment charges associated with our existing businesses.

As of December 31, 2023, goodwill and purchased intangible assets from prior business acquisitions accounted for approximately 23% and 8%, respectively, of our total assets. We evaluate goodwill values for impairment annually, or when evidence of potential impairment exists. We also evaluate the values of purchased intangible assets when evidence of potential impairment exists. The impairment tests are based on several factors involving judgment. As a general matter, a significant decrease in expected cash flows or unfavorable changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangible assets.

Legal and Regulatory Risk Factors

As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or negative findings from a U.S. Government audit or investigation.

As a U.S. Government contractor, we must comply with significant regulatory requirements, including those relating to award, administration, and performance of U.S. Government contracts, as well as legal and regulatory requirements relating to cyber security, environmental protection, and our nuclear operations. Government contracting requirements increase our contract performance costs and compliance costs and risks, and change on a routine basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in further performance and compliance requirements and higher costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to recovery of compensation costs, cyber security, counterfeit parts, specialty metals, conflict minerals, and climate-related disclosure), can increase our performance costs and compliance costs and risks, and reduce our profitability.

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

The U.S. Government has from time to time recommended that certain of our contract prices be reduced, or that certain costs allocated to our contracts be disallowed, which sometimes involve substantial dollar amounts. In response to U.S. Government audits, investigations, and inquiries, we have also made adjustments from time to time to our contract prices and costs allocated to our government contracts. Such audits, investigations, and inquiries may result in future reductions of our contract prices, which could be substantial. Costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded to the customer if previously reimbursed.

We must comply with a variety of federal laws and regulations, including the FAR, the DFARS, the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the Foreign Corrupt Practices Act, and CAS. If a determination is made that we engaged in illegal activities or that we are not presently responsible, as defined under the FAR, we may be subject to reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment, any of which could have a material adverse effect on our financial position, results of operations, or cash flows. In addition, cyber security and data privacy and protection laws and regulations are evolving and presenting increasing compliance challenges, which increase our costs and may affect our competitiveness, cause reputational harm, and expose us to damages claims, substantial fines, or other penalties.

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

Shipbuilding operations require the use of hazardous materials. Our shipyards also generate significant quantities of wastewater, which we treat before discharging in compliance with applicable permits. To manage these materials, our shipyards have an extensive network of above ground and underground storage tanks, some of which have leaked and required remediation in the past. In addition, our use of hazardous materials has sometimes resulted in releases in our shipyards and occasionally in adjacent rivers and waterways in which we operate.

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

Our business may be impacted by climate change and governmental and industry actions taken in response. Changes in environmental and climate-related laws or regulations, including regulations on greenhouse gas emissions, carbon pricing, energy taxes, product efficiency standards, mandatory disclosure obligations, and U.S. Government procurement requirements, could increase our operational and compliance expenditures and those of our suppliers, including increased energy and raw materials costs and costs associated with manufacturing changes, and lead to new or additional investments in product designs and facility upgrades. Customers, shareholders, and institutional investors continue to increase their focus on environmental, social, and governance matters, including our environmental sustainability practices and commitments with respect to our operations, products, and suppliers. As a result, we anticipate that we will need to make additional investments in new technologies and capabilities and devote additional management and other resources in response to the foregoing.

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

Our compliance program incorporates detailed compliance plans and related compliance controls, policies, procedures, and training designed to prevent and detect misconduct by employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition, and data privacy. From time to time we are impacted by the misconduct of employees and business partners, and we may be impacted in the future by the misconduct of our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors. The risk of improper conduct may be expected to increase as we expand our operations into foreign jurisdictions. Any improper actions by our employees, agents, business partners, and others working on our behalf could subject us to administrative, civil, or criminal investigations and monetary and non-monetary penalties, including suspension or debarment, which could have a material adverse effect on our financial position, results of operations, or cash flows. Moreover, actions that are inconsistent with our values, including with respect to product safety or quality, legal or regulatory compliance, financial reporting, or people management, may cause us significant reputational damage.

Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.

Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to capitalize and amortize such expenditures over five years. This change reduced our 2023 cash from operations by $68 million, and we estimate it will reduce our 2024 cash from operations by approximately $59 million. The actual impact on 2024 cash from operations will depend on whether and when these provisions are deferred, modified, or repealed by Congress, including any retroactive application, among other factors.

In addition to future changes in tax laws, the amount of net deferred tax liabilities will change periodically as a result of a number of factors, including the measurement of our defined benefit pension plans, actual cash contributions to our defined benefit pension plans, changes in the timing of contract taxable income, and changes in the amount and timing of depreciation and amortization deductions. We are also regularly under audit or examination by taxing authorities, including foreign tax authorities. The final determination of tax liabilities and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.

We are subject to claims and litigation that could ultimately be resolved against us, requiring future material cash payments and/or future material charges against our operating income, which would materially impact our financial position, results of operations, or cash flows.

The size, nature, and complexity of our business make us highly susceptible to claims and litigation. We are subject to various administrative, civil, and criminal litigation, environmental claims, income tax proceedings, compliance proceedings, customer claims, and audits and investigations, which can divert financial and management resources and result in fines, penalties, compensatory, treble, or other damages, or nonmonetary sanctions. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges. Suspension or debarment would have a material adverse effect on our business because of our reliance on government contracts and authorizations. The negative resolution of litigation, claims, or investigations could have a material adverse effect on our financial position, results of operations, or cash flows. Any litigation, claim, audit, or investigation, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public and make it more difficult for us to compete effectively or acquire adequate insurance in the future. See Note 14: Investigations, Claims, and Litigation in Item 8.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own patents, trademarks, copyrights, and other forms of intellectual property related to our business, and we license intellectual property rights to and from third parties. The U.S. Government generally receives non-exclusive licenses to certain intellectual property we develop in the performance of U.S. Government contracts, and the U.S. Government may use or, in some cases, authorize third parties to use such intellectual property. The U.S. Government can take aggressive positions both as to the intellectual property to which they believe government use rights apply and to the acquisition of broad license rights. To the extent the U.S. Government is successful, the intellectual property on which we depend and our access to and use of certain supplier intellectual property could be negatively affected.

We also rely upon proprietary technology, information, processes, and know-how that are not protected by patents. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors, and other parties, as well as through other measures. These agreements and other measures may not, however, adequately protect the trade secrets on which we depend. In addition, trade secrets may be independently developed by competitors.

Our intellectual property is also subject to challenge, invalidation, infringement, misappropriation, or circumvention by third parties. In the event of infringement, misappropriation, breach of a confidentiality agreement, or unauthorized disclosure of proprietary information, we may not have adequate legal remedies to protect our intellectual property. Litigation to determine the scope of our rights or to protect our rights, even if successful, could be costly and a diversion of management's attention. If we are unable to protect our intellectual property rights adequately, our business could be adversely affected.

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

Certain provisions of our Restated Certificate of Incorporation and Restated Bylaws may delay or prevent a merger or acquisition that stockholders might consider favorable. For example, our Restated Certificate of Incorporation and Restated Bylaws currently require advance notice for stockholder proposals and director nominations, and authorize our board of directors to issue one or more series of preferred stock. Delaware law also imposes restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

Our nuclear shipbuilding operations are considered vitally important to the U.S. Navy. As a result, our Navy contracts include notice and approval rights for the Navy and conditions regarding the Navy's obligations to indemnify us for losses relating to our naval nuclear operations, in the event of a change of control of our nuclear shipbuilding operations. Such provisions require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and receive the Navy's consent to transfer certain related licenses to facilitate the Navy's ability to confirm that a potential buyer would continue to conduct our operations in a satisfactory manner.

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

The exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the exclusive forum provision contained in our Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs and liabilities associated with resolving such action in other jurisdictions.

General Risk Factors

Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.

We seek to insure our significant risks and potential liabilities that are insurable, including, among others, property loss from natural disasters, product liability, and business interruption resulting from an insured property loss. In some circumstances, we may be indemnified for losses by the U.S. Government, subject to the availability of appropriated funds. Not every risk or liability can be protected by insurance, and, for insurable risks, the limits of coverage we can reasonably purchase may not be sufficient to cover the full amount of our actual losses or liabilities, including, for example, in the case of a catastrophic hurricane. In addition, the nature of our business can make it difficult to quantify the disruptive impact and loss resulting from such events. Limitations on the availability of insurance coverage may result in substantial uninsured losses, which could have a material adverse effect on our financial position, results of operations, or cash flows. Even in cases for which we have insurance coverage, disputes with insurance carriers over coverage may affect the timing of cash flows and cause us to incur significant expense to pursue insurance claims. In addition, an unfavorable outcome in the event of litigation with an insurance carrier may have a material adverse effect on our financial position, results of operations, or cash flows.

Market volatility and adverse capital market conditions may affect our ability to access cost-effective sources of funding and may expose us to risks associated with the financial viability of suppliers and subcontractors.

The financial markets experience high levels of volatility and disruption from time to time, reducing the availability of credit for certain issuers. We access these markets from time to time to support certain business activities, including funding acquisitions and capital projects and refinancing existing indebtedness. We may also access these markets to acquire credit support for our workers' compensation self-insurance program and letters of credit. A number of factors could cause us to incur higher borrowing costs and experience greater difficulty accessing public and private debt markets, including disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges.

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

If we fail to manage acquisitions, joint ventures, equity investments, and other transactions successfully or if acquired businesses or equity investments fail to perform as expected, our financial results, business, and future prospects could be harmed.

As part of our business strategy, we identify and evaluate potential acquisitions, joint ventures, and investments. When evaluating such transactions, we make significant judgments regarding the values of business opportunities, technologies, and other assets, the risks and costs of potential liabilities, and the future prospects of strategic acquisitions. We often compete with other potential buyers for the same opportunities. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies; negotiate transaction terms;

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

Joint ventures and other non-controlling investments operate under shared control with other parties. These investments typically include many of the same risks and uncertainties we incur, but may also expose us to additional risks not present if we retained full control. A joint venture partner may have economic or other business interests that are inconsistent with our interests, and we may be unable to prevent strategic decisions that may adversely affect our business, financial condition, and results of operations. We also could be adversely affected by, or liable for, actions taken by joint ventures that we do not control, including violations of anti-corruption, import and export, taxation, and anti-boycott laws.

We can provide no assurance we will continue to increase our dividends or to repurchase shares of our common stock at current levels.

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

ITEM 1C. CYBERSECURITY

Our cybersecurity program (the “Cybersecurity Program”) includes processes to identify, assess, and manage material risks from cybersecurity threats. The Cybersecurity Program processes utilize a risk-based approach and include written cybersecurity and information technology policies and procedures, including a cybersecurity incident response plan.

The Cybersecurity Program is informed, in part, by the guidelines of the National Institute of Standards and Technology Cybersecurity Framework to define material risks and establish controls designed to protect, detect, respond to, and recover from cybersecurity incidents. Controls are embedded within our processes and technology, and system activities are measured and monitored by our cybersecurity and information security subject matter specialists and applicable security operations centers at our different business units. We utilize an enterprise-wide “defense-in-depth” risk management strategy to effectively integrate people, processes, and technology.

When appropriate, we use external subject matter specialists to provide incident response services and to conduct independent assessments of internal response readiness. We conduct tabletop scenario planning, covering a range of potential cybersecurity threats, as part of our internal response readiness assessment. We also maintain a supply chain cybersecurity compliance and risk mitigation program to assess material cybersecurity risk from third parties.

Governance

In 2019, our board of directors established a standing Cybersecurity Committee, which is tasked with oversight of the Cybersecurity Program, including: (i) strategy and governance; (ii) operations; and (iii) risk management and regulatory compliance.

The Cybersecurity Committee responsibilities include:
•reviewing our enterprise cybersecurity strategy and framework, including our assessment of cybersecurity threats and risk, data security programs, and our management and mitigation of cybersecurity and information technology risks and potential breach incidents;
•reviewing any significant cybersecurity incident that has occurred, reports to or from regulators with respect thereto, and steps that have been taken to mitigate against reoccurrence;
•evaluating the effectiveness of our cyber risk management and data security programs measured against our cybersecurity threat landscape;
•assessing the effectiveness of our data breach incident response plan;
•reviewing and assessing our information technology disaster recovery capabilities; and
•reviewing our assessment of cybersecurity threats and risk associated with our supply chain and actions we are taking to address such threats and risks.

The Cybersecurity Committee receives reports and updates at committee meetings from our Chief Information Officer (“CIO”), Chief Information Security Officer (“CISO”), and other executives and cybersecurity specialists. Following each committee meeting, the chair of the Cybersecurity Committee briefs the full board of directors on matters covered at the prior Cybersecurity Committee meeting. The board also receives periodic briefings on emerging trends in order to enhance its literacy on cybersecurity issues. At least annually, the Cybersecurity Committee receives updates about the results of the Cybersecurity Program reviews.

The Cybersecurity Committee participates with management periodically in “tabletop” exercises to evaluate our data breach incident response plan.

Management’s Role and Expertise in Assessing and Managing Cybersecurity

Our Cybersecurity and Information Technology organization is led by our CIO, who is responsible for cybersecurity risk management, with oversight by the Cybersecurity Committee of the board of directors. Our CIO has more than 25 years of experience in the IT industry. Since 2008, he has held senior-level and CIO positions for several companies, each of which included responsibilities or influence for cybersecurity implementation delivery and oversight.

Our CISO executes the Cybersecurity Program with the support of the Cybersecurity Management Team, which has extensive cybersecurity expertise to protect and defend our networks, physical systems, infrastructure, and data from cybersecurity risks. Our CISO has 30 years of experience in cybersecurity, IT networking and electronic security, and holds a degree in Information Systems (Cybersecurity concentration). He has specific experience in the following cybersecurity areas: global IT security policy & governance; information risk management; cybersecurity strategic planning and integration; enterprise infrastructure cybersecurity engineering; incident response and remediation; global supply chain cyber risk management; cybersecurity awareness training; M&A cyber risk management; Cloud security; identity management; disaster recovery; and cybersecurity damage assessment.

Our cybersecurity incident response framework is governed by a corporate Cybersecurity Incident Response Plan (the “IRP”), which sets out our approach for categorizing, responding to, and mitigating cybersecurity incidents. The IRP provides definitions of key terms, stakeholder roles and responsibilities, and a response governance and escalation process.

We have an incident response team comprised of our CISO, executive leaders, management, and internal and external legal counsel, whose primary responsibilities include:
•evaluating and validating the impact of an incident;
•approving certain incident response countermeasures and remediation actions;
•escalating incidents and response countermeasures for approval; and
•acting in an advisory capacity in support of cybersecurity incident remediation, as appropriate.

We also have an executive cybersecurity and information technology steering committee comprised of our Chief Executive Officer, CIO, and other members of our executive leadership team, whose primary responsibilities include:
•approving containment and remediation procedures for escalated cyber incidents;
•activating, when appropriate, a crisis management team response; and

•approving certain incident response measures.

We maintain a Crisis Management Plan that addresses our preparation for, management, recovery from, and ultimate resumption of business after a crisis, including emergency response, continued recovery, and business resumption activities such as information systems recovery, when a cybersecurity incident may potentially have a significant impact on our business strategy, results of operations, or financial condition.

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed under "Item 1A. Risk Factors," specifically the risks titled "We could be negatively impacted by security threats, including cyber security threats, and related disruptions" and "Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing," the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

ITEM 2. PROPERTIES

Our principal properties are located in Pascagoula, Mississippi; Fairfax, McLean, and Newport News, Virginia; and Washington, D.C.
Ingalls - The primary properties comprising our Ingalls operating segment are located in Pascagoula, Mississippi.

Our Pascagoula shipyard facilities are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. This shipyard offers a collection of manufacturing capabilities, including a 660-ton gantry crane and a Land Based Test Facility. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 43 years of the lease and beyond.

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

Mission Technologies - The properties comprising our Mission Technologies operating segment are located throughout the United States, United Kingdom, and Australia. Our Mission Technologies headquarters are located in Fairfax and McLean, Virginia. Mission Technologies leases and owns properties related to its operations in approximately 52 cities, consisting of both corporate support locations and contract performance locations. Mission Technologies also has employees working at customer sites throughout the United States and in other countries.

As of December 31, 2023, C5ISR, CEW&S, and LVC had major operations in Annapolis and Hanover, Maryland; Syracuse, New York; Beavercreek and Dayton, Ohio; and Alexandria, Virginia. Fleet sustainment had operations in Portsmouth, New Hampshire; Philadelphia, Pennsylvania; and Suffolk and Virginia Beach, Virginia. Unmanned Systems had operations in Pocasset, Massachusetts and Hampton, Virginia, and Nuclear and Environmental Services had operations in Los Alamos, New Mexico; Aiken, South Carolina; and Newport News, Virginia.

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

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 14: Investigations, Claims, and Litigation in Item 8. Consistent with the requirements of Securities and Exchange Commission Regulation S-K, Item 103, our threshold for disclosing any environmental legal proceeding involving a governmental authority is potential monetary sanctions that our management believes will exceed $1 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "HII".

Stockholders

The approximate number of our common stockholders was 12,644 as of January 26, 2024.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders is currently scheduled to be held on May 1, 2024.

Dividend

For the years ended December 31, 2023 and 2022, we declared dividends on common stock totaling $5.02 and $4.78 per share, respectively. While we intend to continue paying dividends, the declaration of cash dividends is at the discretion of our board of directors, considered in the context of the current conditions, including our earnings, other operating results, capital requirements, and applicable laws.

Stock Performance Graph
The following graph compares the total return on a cumulative basis of $100 invested in our common stock on January 1, 2019, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Select Index.

Total Stockholder Returns
Index Value ($)
200
175
150
125
100
75
1/1/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
HII
S&P A&D Select
S&P 500

◦The cumulative total return assumes reinvestment of dividends.
◦The S&P Aerospace & Defense Select Index is comprised of The Boeing Company, General Dynamics Corporation, Huntington Ingalls Industries, Inc., L3 Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation, Textron, Inc., and TransDigm Group Incorporated, among other companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1,2]
October 1, 2023 to October 31, 2023	65,076	$214.52	65,076	$937.4
November 1, 2023 to November 30, 2023	48,276	231.48	48,276	926.2
December 1, 2023 to December 31, 2023	48,100	241.27	48,100	914.6
Total	161,452	$227.56	161,452	$914.6
1 From the stock repurchase program's inception through December 31, 2023, we have purchased 13,976,868 shares at an average price of $163.51 per share for a total of $2.3 billion.
2 In November 2012, we announced the establishment of our stock repurchase program. In January 2024, our board of directors authorized an increase in the stock repurchase program to $3.8 billion and an extension of the term to
December 31, 2028.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read along with the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, as well as Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Environment

We continue to see uncertainty, both domestically and globally, with challenges for customers and suppliers, labor shortages, supply chain challenges, and inflation, among other impacts.

Defense Spending Environment – Congressional consideration of the $886 billion fiscal year 2024 President’s Budget Request for defense spending began following its submission to Congress on March 9, 2023. Additionally, after the statutory debt limit of $31.4 trillion was reached in January, the President signed into law the Fiscal Responsibility Act of 2023 (the “FRA”) on June 3, 2023, which suspended the federal debt limit through January 1, 2025 and established new discretionary funding limits for defense and non-defense accounts. The FRA capped national defense spending at $886 billion for fiscal year 2024 (consistent with the President’s budget request level) and $895 billion for fiscal year 2025. In accordance with the FRA, since Congress did not pass full-year appropriations for all discretionary spending by the end of calendar year 2023, fiscal year 2024 discretionary spending is subject to sequestration after April 30, 2024. Any additional emergency supplemental funding legislation during fiscal years 2024 and 2025 is not subject to the budget caps.

The House and Senate reached a compromise agreement on the National Defense Authorization Act ("NDAA") for fiscal year 2024 in December 2023. Overall, the fiscal year 2024 NDAA authorizes $886 billion for national defense programs, consistent with the spending caps directed in the FRA. The compromise legislation supports our shipbuilding priorities with a total authorization of $32.9 billion for shipbuilding programs, including the authorization of an LPD 33 Flight II amphibious ship along with incremental funding authority, two Virginia class (SSN 774) submarines, one Columbia class (SSBN 826) ballistic missile submarine, and two Arleigh Burke class (DDG 51)

destroyers. Additionally, the fiscal year 2024 NDAA authorizes multiyear procurement authority for the Block VI Virginia class (SSN 774) submarine contract and includes authorities to help implement the Australia-United Kingdom-United States security partnership, including the authority to transfer Virginia class submarines to Australia effective in fiscal year 2025.

Both House and Senate appropriations bills have been passed out of committee, and the House defense appropriations bill has been approved by the full House. The House defense appropriations measure broadly supports the President’s budget request for shipbuilding, including funding for two Virginia class (SSN 774) submarines, one Columbia class (SSBN 826) ballistic missile submarine and two Arleigh Burke class (DDG 51) destroyers. The Senate Appropriations Committee included $500 million in advance procurement for LPD 33 (unnamed) and advance procurement for a third Arleigh Burke class (DDG 51) destroyer in fiscal year 2025, as well as full funding for two Arleigh Burke class (DDG 51) destroyers, two Virginia class (SSN 774) submarines, and one Columbia class (SSBN 826) submarine in fiscal year 2024.

Although a new fiscal year began on October 1, 2023, annual appropriations to fund the federal government for fiscal year 2024 have not been enacted. To provide Congress additional time to reach agreements on funding levels for federal agencies, a Continuing Resolution ("CR") extending funding through November 17, 2023, at fiscal year 2023 levels was enacted on September 30, 2023. Congress passed a second CR in November 2023 that extended agencies covered by four of the appropriations bills until January 19, 2024, and the balance of agencies, including the DoD, until February 2, 2024. An additional CR passed by Congress in January 2024 further extended government funding deadlines under the previous CR’s division of appropriations bills until March 1, 2024, and March 8, 2024.

While the DoD is normally prohibited from starting new programs or increasing funding on existing programs under a CR, the current CR includes an exception that will allow the DoD to deviate from typical restrictions and obligate funding to begin construction of the second Columbia class nuclear submarine (SSBN 827). We cannot predict the outcome of the fiscal year 2024 budget process or whether additional short-term funding will be required in the event annual appropriations measures are not finalized by the expiration date of the current CR.

Global Geopolitical Environment – Our current operating environment exists in the broader context of political and socioeconomic priorities and continues to be impacted by uncertainty, heightened geopolitical tensions, and instability. Geopolitical relationships continue to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability.

In February 2022, Russian forces invaded Ukraine, and the conflict is continuing. In response, the U.S. and other countries imposed economic and trade sanctions, export controls, and other restrictions on Russia. This conflict and the associated sanctions have impacted the global economy, causing heightened cybersecurity risks and an exacerbation of supply chain challenges, higher energy costs, and inflationary pressures. Additionally, and more broadly, tensions with China and changes in international trade policies, including higher tariffs on imported goods and materials, could impact the global market for defense products, services, and solutions. Meanwhile, the duration and impact of the evolving conflict surrounding Israel and Gaza is unknown but is likely to have global economic and political ramifications.

The escalating strategic competition with China and the implications of Russia’s invasion of Ukraine and the Israeli-Gaza conflict have led Asian, Oceania, and European countries, in particular, to pay renewed attention to their military budget. Global military expenditures surpassed $2 trillion for the first time in 2021, and the recent conflicts in both Ukraine and Israel could lead to more demand.

Economic Environment – Conflict or the threat thereof has led to an increase in economic and trade sanctions and export controls. Economic tensions with other nations and changes in international trade policies, including higher tariffs on imported goods and materials and renegotiation of free trade agreements, have impacted the global market for defense products, services, and solutions. Global supply chain and labor markets continue to experience high levels of disruption, causing significant materials and parts shortages, including raw material, microelectronics and commodity shortages, as well as delivery delays, labor shortages, and price increases.

Domestically, the political ramifications of national debt levels coupled with the uncertainty of economic indices including inflation, gross domestic product growth, and the pace of recovery from the coronavirus pandemic could increase pressure on discretionary spending. While monthly inflation rates have steadily declined since peaking at

9.1% in June of 2022, rising military personnel and operations and maintenance costs continue to pressure the Pentagon’s investment portfolio buying power. If above-average inflationary conditions continue over the long-term, additional resources may be required to address contract and labor cost growth.

The labor market continues to present significant challenges. We monitor labor market conditions and trends and work continuously to mitigate the effects of labor constraints through targeted programs. Challenges in the labor market are addressed through targeted talent acquisition, partnerships with community colleges, apprentice school sourcing and recruiting, workforce succession planning, and initiatives to retain current employees. Labor shortages are also impacting our supply chain, resulting in longer lead times for materials, parts, and other supplies. We work with our suppliers and subcontractors to mitigate risk, arrange supply source alternatives, increase our inventory of available materials and parts, and regularly pursue cost reductions through quantity orders of materials.

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

While costs related to COVID-19 events are allowable under U.S. Government contracts, our contract financial estimates reflect cost recovery uncertainty, because such costs may not result in equitable adjustments, particularly on firm fixed-price and fixed-price incentive contracts, or may not be adequately covered by insurance. Reinsurers under our property insurance failed to acknowledge coverage for various losses related to COVID-19, and we filed a complaint in state court in Vermont seeking a judgment declaring that our business interruption and other losses associated with COVID-19 are covered by our property insurance program. We also initiated arbitration proceedings against other reinsurers seeking similar relief. The Vermont court dismissed our complaint, and we appealed the decision to the Vermont Supreme Court, which reversed and remanded the lower court’s decision in September 2022, allowing our claim to proceed. No assurance can be provided regarding the ultimate resolution of this matter. See Note 14: Investigations, Claims, and Litigation.

U.S. Political Environment – While geopolitical pressures may point to a world where spending on defense and security in the U.S. should increase, it remains for Congress and the Executive Branch to determine how best to balance defense and other discretionary spending with rising entitlement costs and a focus in Washington on the federal deficit. The 118th Congress is nearly equally divided with a thin majority held in both the House and Senate. Given the partisan political environment that will likely continue through the 2024 elections, when the presidency, all 435 House seats, and 34 Senate seats will be up for consideration, the prospect for significant legislative activity in 2024 is low.

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

•Revenue recognition;
•Retirement related benefit plans; and
•Workers' compensation.

Revenue Recognition

Most of our revenues are derived from long-term contracts for the production of goods and services provided to the U.S. Government, which are generally accounted for by recognizing revenues over time using a cost-to-cost measure of progress. In estimating contract costs, we utilize a profit-booking rate based upon performance expectations that incorporate a number of assumptions and estimates regarding risks related to technical requirements, feasibility, schedule, and contract costs. Management performs periodic reviews of the contracts to evaluate the underlying risks, which may increase the profit-booking rate as we are able to mitigate and retire such risks. For the impacts of changes in estimates on our consolidated statements of operations and comprehensive income, see Note 7: Revenue and Note 8: Segment Information in Item 8.

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

The minimum funding requirements for our qualified pension plans are determined under the Employee Retirement Income Security Act of 1974 ("ERISA"), which is primarily based on the year's expected service cost and amortization of other previously unfunded liabilities. Effective January 1, 2011, we were subject to the funding requirements under the Pension Protection Act of 2006 (the "PPA"), which amended ERISA. Under the PPA and the American Rescue Plan Act of 2021, we are required to fully fund our pension plans over a rolling 15-year period as determined annually based upon the funded status at the beginning of each year. The PPA also introduced a variety of benefit restrictions that apply if a plan falls below certain funded percentages, as defined by the Internal Revenue Code. In funding our plans, we consider various factors, including the minimum funding requirements, the funded status needed to avoid potential benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated funding levels of each plan.

Effective January 1, 2021, we adopted the Safe Harbor methodology for determining CAS pension costs. As a result, the interest rates used to calculate pension liabilities under CAS are consistent with those used in the determination of minimum funding requirements under ERISA.

Pension funding requirements for plan sponsors under ERISA are subject to pension relief in the form of higher interest rate assumptions introduced by the Moving Ahead for Progress in the 21st Century Act and subsequently extended by the American Rescue Plan Act of 2021. Using these minimum funding interest rates for the purposes of determining pension costs under CAS reduces volatility in CAS costs year-over-year and provides more predictable costs for our customers, while better aligning reimbursements of pension costs under our contracts with our required pension plan contributions under ERISA.

Due to the differences in requirements and calculation methodologies between FAS and CAS, our FAS pension expense is not necessarily indicative of the funding requirements under the PPA or the amounts we recover from the U.S. Government under CAS.

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

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive loss. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2023, the actual return on assets was approximately 12.3%, which was greater than the expected return assumption of 8.00%. For the year ended December 31, 2023, the weighted average discount rates for our pension and other postretirement benefit plans decreased by 19 and 15 basis points, respectively. The differences in asset returns resulted in an actuarial gain of $263 million, and the differences in discount rates resulted in an actuarial loss of $144 million for the year ended December 31, 2023.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pension expense and obligations:

($ in millions)	Increase (Decrease) in 2024 Expense	Increase (Decrease) in December 31, 2023 Obligations
25 basis point decrease in discount rate	$7	$193
25 basis point increase in discount rate	(6)	(184)
25 basis point decrease in expected return on assets	17
25 basis point increase in expected return on assets	(17)

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

Accumulated Other Comprehensive Loss - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive loss, along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 17: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial losses as of December 31, 2023 and 2022 were $455 million and $678 million, respectively. The decrease in actuarial losses in 2023 was primarily driven by asset returns greater than expected returns of $263 million, updated mortality assumptions of $118 million, and amortization of previously unrecognized actuarial losses of $2 million, offset by lower discount rates used to determine benefit obligations of $144 million.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2023 and 2022 were $125 million and $140 million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The change in unrecognized prior service costs (credits) in 2023 resulted from plan amendments and the amortization of previously accumulated prior service costs (credits).

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

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for further information.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Year Ended December 31			2023 over 2022		2022 over 2021
($ in millions)	2023	2022	2021	Dollars	Percent	Dollars	Percent
Sales and service revenues	$11,454	$10,676	$9,524	$778	7%	$1,152	12%
Cost of product sales and service revenues	9,808	9,236	8,156	572	6%	1,080	13%
Income from operating investments, net	37	48	41	(11)	(23)%	7	17%
Other income and gains, net	120	1	2	119	11,900%	(1)	(50)%
General and administrative expenses	1,022	924	898	98	11%	26	3%
Operating income	781	565	513	216	38%	52	10%
Interest expense	(95)	(102)	(89)	7	7%	(13)	(15)%
Non-operating retirement benefit	148	276	181	(128)	(46)%	95	52%
Other, net	19	(20)	17	39	195%	(37)	(218)%
Federal and foreign income taxes	172	140	78	32	23%	62	79%
Net earnings	$681	$579	$544	$102	18%	$35	6%

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

Sales and service revenues for the year ended December 31, 2023, increased $778 million, or 7%, compared to the same period in 2022, due to higher volumes at Mission Technologies, Newport News, and Ingalls.

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

Other Income and Gains, Net

Other income and gains, net in 2023 was $120 million, compared to $1 million in 2022. The increase was due to the sale of our court judgment against the Bolivarian Republic of Venezuela, to recover unpaid receivables for the prior repair, refurbishment, and modernization of foreign-built frigates, and the settlement of a representations and warranties insurance claim related to the acquisition of Hydroid.

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

General and administrative expenses in 2023 increased $98 million, or 11%, compared to 2022. The increase was primarily due to higher overhead costs and state income taxes.

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

The following table reconciles operating income to segment operating income:

	Year Ended December 31			2023 over 2022		2022 over 2021
($ in millions)	2023	2022	2021	Dollars	Percent	Dollars	Percent
Operating income	$781	$565	$513	$216	38%	$52	10%
Operating FAS/CAS Adjustment	72	145	157	(73)	(50)%	(12)	(8)%
Non-current state income taxes	(11)	2	13	(13)	(650)%	(11)	(85)%
Segment operating income	$842	$712	$683	$130	18%	$29	4%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Year Ended December 31			2023 over 2022		2022 over 2021
($ in millions)	2023	2022	2021	Dollars	Percent	Dollars	Percent
FAS benefit (expense)	$30	$86	$(28)	$(56)	(65)%	$114	407%
CAS cost	46	45	52	1	2%	(7)	(13)%
FAS/CAS Adjustment	76	131	24	(55)	(42)%	107	446%
Non-operating retirement benefit	(148)	(276)	(181)	128	46%	(95)	(52)%
Operating FAS/CAS Adjustment (expense) benefit	$(72)	$(145)	$(157)	$73	50%	$12	8%

The Operating FAS/CAS Adjustment in 2023 was a net expense of $72 million, compared to a net expense of $145 million in 2022. The favorable change was primarily driven by higher interest rates under FAS.

We expect the FAS/CAS Adjustment in 2024 to be a net benefit of approximately $115 million (($65) million FAS and $50 million CAS), primarily driven by the more immediate recognition of the 2023 asset returns, offset by lower interest rates under FAS.

We expect the Operating FAS/CAS Adjustment in 2024 to be a net expense of approximately $63 million ($113 million FAS and $50 million CAS), primarily driven by lower interest rates under FAS. The expected FAS/CAS Adjustment is subject to change during 2024, when we remeasure our actuarial estimate of the unfunded benefit obligation with updated census data and other items later in the year.

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

Non-current state income tax benefit in 2023 was $11 million, compared to non-current state income tax expense of $2 million in 2022. The favorable change in non-current state income taxes was primarily driven by a decrease in deferred state income tax expense, primarily attributable to the timing of long-term contract income for tax purposes.

SEGMENT OPERATING RESULTS

Basis of Presentation

Our discussion of business segment performance focuses on sales and service revenues and operating income,

consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Year Ended December 31			2023 over 2022		2022 over 2021
($ in millions)	2023	2022	2021	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,752	$2,570	$2,528	$182	7%	$42	2%
Newport News	6,133	5,852	5,663	281	5%	189	3%
Mission Technologies	2,699	2,387	1,476	312	13%	911	62%
Intersegment eliminations	(130)	(133)	(143)	3	2%	10	7%
Sales and service revenues	$11,454	$10,676	$9,524	$778	7%	$1,152	12%
Operating Income
Ingalls	$362	$292	$281	$70	24%	$11	4%
Newport News	379	357	352	22	6%	5	1%
Mission Technologies	101	63	50	38	60%	13	26%
Segment operating income	842	712	683	130	18%	29	4%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(72)	(145)	(157)	73	50%	12	8%
Non-current state income taxes	11	(2)	(13)	13	650%	11	85%
Operating income	$781	$565	$513	$216	38%	$52	10%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, such as the Operating FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract profit margin rates. These changes typically relate to profit recognition associated with revisions to estimated costs at completion ("EAC"), which reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, the effects of workforce stoppages, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Net Cumulative Catch-up Revenue Adjustments

For the years ended December 31, 2023, 2022, and 2021, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Year Ended December 31
($ in millions)	2023	2022	2021
Gross favorable adjustments	$309	$325	$244
Gross unfavorable adjustments	(191)	(212)	(129)
Net adjustments	$118	$113	$115

For the years ended December 31, 2023, 2022, and 2021, net cumulative catch-up revenue adjustments by segment were as follows:

	Year Ended December 31
($ in millions)	2023	2022	2021
Ingalls	$91	$109	$103
Newport News	9	(13)	6
Mission Technologies	18	17	6
Net adjustments	$118	$113	$115

Ingalls

	Year Ended December 31			2023 over 2022		2022 over 2021
($ in millions)	2023	2022	2021	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,752	$2,570	$2,528	$182	7%	$42	2%
Segment operating income	362	292	281	70	24%	11	4%
As a percentage of segment sales	13.2%	11.4%	11.1%

Sales and Service Revenues

Ingalls sales and service revenues, including intersegment sales, increased $182 million, or 7%, in 2023 compared to 2022, primarily driven by higher volumes in surface combatants and amphibious assault ships, partially offset by lower volumes in the NSC program.

Segment Operating Income

Ingalls segment operating income in 2023 was $362 million, compared to segment operating income of $292 million in 2022. The increase was primarily driven by the sale of our court judgment against the Bolivarian Republic of Venezuela, to recover unpaid receivables for the prior repair, refurbishment, and modernization of foreign-built frigates, higher volumes described above, and a contract incentive on Jeremiah Denton (DDG 129), partially offset by lower risk retirement on USS Fort Lauderdale (LPD 28), delivered in 2022, and Harrisburg (LPD 30).
Newport News

	Year Ended December 31			2023 over 2022		2022 over 2021
($ in millions)	2023	2022	2021	Dollars	Percent	Dollars	Percent
Sales and service revenues	$6,133	$5,852	$5,663	$281	5%	$189	3%
Segment operating income	379	357	352	22	6%	5	1%
As a percentage of segment sales	6.2%	6.1%	6.2%

Sales and Service Revenues

Newport News sales and service revenues, including intersegment sales, increased $281 million, or 5%, in 2023 compared to 2022, primarily driven by higher volumes in aircraft carrier construction and engineering, the Columbia class (SSBN 826) submarine program, submarine services, and the Virginia class (SSN 774) submarine program, partially offset by lower volumes in aircraft carrier RCOH and naval nuclear support services.
Segment Operating Income

Newport News segment operating income in 2023 was $379 million, compared to segment operating income of $357 million in 2022. The increase was due to higher volumes described above and revenue adjustment on the RCOH of USS George Washington (CVN 73), partially offset by contract incentives on the Columbia class (SSBN 826) submarine program in 2022.

Mission Technologies

	Year Ended December 31			2023 over 2022		2022 over 2021
($ in millions)	2023	2022	2021	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,699	$2,387	$1,476	$312	13%	$911	62%
Segment operating income	101	63	50	38	60%	13	26%
As a percentage of segment sales	3.7%	2.6%	3.4%

Sales and Service Revenues

Mission Technologies sales and service revenues, including intersegment sales, for the year ended December 31, 2023, increased $312 million, or 13%, compared to 2022, primarily due to higher volumes in C5ISR and CEW&S contracts.

Segment Operating Income

Mission Technologies segment operating income for the year ended December 31, 2023, was $101 million, compared to segment operating income of $63 million in 2022. The increase was primarily driven by the settlement of a representations and warranties insurance claim related to the acquisition of Hydroid and higher volumes described above, partially offset by a contract loss and lower equity income from the disposition of our investment in an unconsolidated ship repair and specialty fabrication joint venture.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following table presents segment sales and service revenues by both product and service:

	Segment Sales and Service Revenues
($ in millions)	Year Ended December 31			2023 over 2022		2022 over 2021
Segment Information	2023	2022	2021	Dollars	Percent	Dollars	Percent
Ingalls
Product	$2,495	$2,372	$2,357	$123	5%	$15	1%
Service	248	186	156	62	33%	30	19%
Intersegment	9	12	15	(3)	(25)%	(3)	(20)%
Total Ingalls	2,752	2,570	2,528	182	7%	42	2%
Newport News
Product	5,053	4,821	4,543	$232	5%	278	6%
Service	1,077	1,026	1,109	$51	5%	(83)	(7)%
Intersegment	3	5	11	$(2)	(40)%	(6)	(55)%
Total Newport News	6,133	5,852	5,663	281	5%	189	3%
Mission Technologies
Product	116	90	100	$26	29%	(10)	(10)%
Service	2,465	2,181	1,259	$284	13%	922	73%
Intersegment	118	116	117	$2	2%	(1)	(1)%
Total Mission Technologies	2,699	2,387	1,476	312	13%	911	62%
Segment Totals
Product	$7,664	$7,283	$7,000	$381	5%	$283	4%
Service	3,790	3,393	2,524	$397	12%	869	34%
Total Segment	$11,454	$10,676	$9,524	$778	7%	$1,152	12%

The following table presents segment cost of sales and service revenues by both product and service:

	Segment Cost of Sales and Service Revenues
($ in millions)	Year Ended December 31			2023 over 2022		2022 over 2021
Segment Information	2023	2022	2021	Dollars	Percent	Dollars	Percent
Ingalls
Product	$2,031	$1,931	$1,885	$100	5%	$46	2%
Service	207	162	132	45	28%	30	23%
Intersegment	9	12	15	(3)	(25)%	(3)	(20)%
Total Ingalls	2,247	2,105	2,032	142	7%	73	4%
Newport News
Product	4,254	4,097	3,856	$157	4%	241	6%
Service	900	858	941	$42	5%	(83)	(9)%
Intersegment	3	5	11	$(2)	(40)%	(6)	(55)%
Total Newport News	5,157	4,960	4,808	197	4%	152	3%
Mission Technologies
Product	121	73	85	$48	66%	(12)	(14)%
Service	2,223	1,970	1,100	$253	13%	870	79%
Intersegment	118	116	117	$2	2%	(1)	(1)%
Total Mission Technologies	2,462	2,159	1,302	303	14%	857	66%
Segment Totals
Product	$6,406	$6,101	$5,826	$305	5%	$275	5%
Service	3,330	2,990	2,173	$340	11%	817	38%
Total Segment (1)	$9,736	$9,091	$7,999	$645	7%	$1,092	14%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales in 2023 increased $381 million, or 5%, from 2022, primarily as a result of higher volumes at Newport News in aircraft carrier construction, the Columbia class (SSBN 826) submarine program, and the Virginia class (SSN 774) submarine program, and higher volumes at Ingalls in surface combatants and amphibious assault ships, partially offset by lower volumes at Newport News in aircraft carrier RCOH and lower volumes at Ingalls in the NSC program.

Cost of product sales in 2023 increased $305 million, or 5%, compared to 2022, consistent with higher product sales described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues in 2023 increased $397 million, or 12%, from 2022, primarily as a result of higher volumes at Mission Technologies in C5ISR and CEW&S contracts, higher volumes at Newport News in aircraft carrier engineering and submarine services, and higher volumes at Ingalls in surface combatant services, partially offset by lower volumes at Newport News in naval nuclear support services.

Cost of service revenues in 2023 increased $340 million, or 11%, compared to 2022, consistent with higher service volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense in 2023 was $95 million, compared to $102 million in 2022. The change was driven by an increase in capitalized interest costs on construction in progress.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

The non-operating retirement benefit in 2023 was $148 million, compared to $276 million in 2022. The unfavorable change was primarily driven by lower 2022 returns on plan assets.

Other, Net

Other, net income in 2023 was $19 million, compared to other, net expense of $20 million in 2022. The increase was primarily driven by unrealized net gains in investments.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from continuing operations was 20.2% in 2023, compared to 19.5% in 2022. The increase in our effective tax rate for 2023 was primarily attributable to prior period research and development tax credits recorded in 2022.

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the "Framework"), which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. To date, various jurisdictions have enacted, or are in the process of enacting, legislation on these rules, and the OECD continues to release additional guidance. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Further, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. We will continue to monitor the implementation of the Framework by the countries in which we operate. We currently do not expect the Framework to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.

BACKLOG

Total backlog as of December 31, 2023, was approximately $48.1 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$12,546	$3,201	$15,747	$9,231	$3,546	$12,777
Newport News	11,890	15,349	27,239	11,665	17,742	29,407
Mission Technologies	1,545	3,590	5,135	1,317	3,622	4,939
Total backlog	$25,981	$22,140	$48,121	$22,213	$24,910	$47,123

We expect approximately 22% of the $48.1 billion total backlog as of December 31, 2023, to be converted into sales in 2024. U.S. Government orders comprised substantially all of the backlog as of December 31, 2023 and 2022.

Contract Awards

The value of new contract awards during the year ended December 31, 2023, was approximately $12.5 billion, including a funded award for the construction of Arleigh Burke class (DDG 51) destroyers, an award for the Joint Network Engineering and Emerging Operations task order, an award modification for the detail design and construction of Philadelphia (LPD 32), an award modification for long-lead-time material and advance construction activities on the Columbia class (SSBN 826) submarine program, an award modification to the construction contract for John F. Kennedy (CVN 79), and an award modification for long-lead-time material for additional Block V boats of the Virginia class (SSN 774) submarine program.

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

The following table summarizes key components of cash flow provided by operating activities:

	Year Ended December 31			2023 over 2022		2022 over 2021
($ in millions)	2023	2022	2021	Dollars	Percent	Dollars	Percent
Net earnings	$681	$579	$544	$102	18%	$35	6%
Depreciation and amortization	355	366	301	(11)	(3)%	65	22%
Provision for expected credit losses	6	(7)	7	13	186%	(14)	(200)%
Stock-based compensation	34	36	33	(2)	(6)%	3	9%
Deferred income taxes	(113)	2	98	(115)	(5,750)%	(96)	(98)%
Loss (gain) on investments in marketable securities	(23)	25	(19)	(48)	(192)%	44	232%
Retiree benefits	(75)	(127)	(78)	52	41%	(49)	(63)%
Trade working capital decrease (increase)	105	(108)	(126)	213	197%	18	14%
Net cash provided by operating activities	$970	$766	$760	$204	27%	$6	1%

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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for each of the three years in the period ended December 31, 2023, as classified in our consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities in 2023 was $970 million, compared to $766 million provided by operating activities in 2022. The favorable change in cash was primarily due to accelerated receipts of accounts receivable and higher earnings, partially offset by higher payments for income taxes.

We expect cash generated from operations in 2024, in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning January 1, 2024 and beyond such 12-month period based on our current business plans.
Investing Activities

Cash used in investing activities in 2023 was $236 million, compared to $268 million used in investing activities in 2022. The change in cash used in investing activities was primarily driven by the sale of an unconsolidated ship repair and specialty fabrication joint venture in 2023, partially offset by increased investment in one of our unconsolidated nuclear and environmental joint ventures in 2023.

For 2024, we expect our capital expenditures for maintenance and sustainment to be approximately 1.5% of annual revenues and our discretionary capital expenditures to be approximately 3.5% to 4.0% of annual revenues. We expect our capital expenditures to increase due to an expansion of shipbuilding capacity.

Financing Activities

Cash used in financing activities in 2023 was $771 million, compared to $658 million used in financing activities in 2022. The change in cash used in financing activities was primarily due to higher repayments of long term debt.

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
The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2023	2022	2021
Net cash provided by operating activities	$970	$766	$760
Less capital expenditures:
Capital expenditure additions	(292)	(284)	(331)
Grant proceeds for capital expenditures	14	12	20
Free cash flow	$692	$494	$449

Free cash flow in 2023 increased $198 million from 2022, primarily due to the increase in cash from operating activities as described above.

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

We made the following minimum and discretionary contributions to our pension and other postretirement benefit plans in the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31
($ in millions)	2023	2022	2021
Pension plans
Discretionary
Qualified	$—	$—	$60
Non-qualified	12	10	9
Other benefit plans	32	31	37
Total contributions	$44	$41	$106

As of December 31, 2023 and 2022, our qualified pension plans were funded 114% and 109%, respectively. As of December 31, 2023 and 2022, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to calculate the respective obligations. We expect our 2024 cash contributions to our qualified defined benefit pension plans to be less than $1 million, all of which we anticipate will be discretionary and which are exclusive of CAS cost recoveries under our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

We expect 2024 contributions to our other postretirement benefit plans to be approximately $35 million, which are exclusive of CAS cost recoveries under our contracts. Contributions for other postretirement benefit plans are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In November 2023, our board of directors authorized an increase in our quarterly cash dividend to $1.30 per share. The board previously increased the quarterly cash dividend to $1.24 per share in November 2022 and $1.18 per share in November 2021. We paid cash dividends totaling $200 million ($5.02 per share), $192 million ($4.78 per share), and $186 million ($4.60 per share) in the years ended December 31, 2023, 2022, and 2021, respectively.

In January 2024, our board of directors authorized an increase to our stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2023, we repurchased 337,007 shares at an aggregate cost of $75 million. For the years ended December 31, 2022 and 2021, we repurchased 244,561 and 544,440 shares, respectively, at aggregate costs of $52 million and $101 million, respectively. The cost of repurchased shares is recorded as treasury stock in the consolidated statements of financial position.

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

Contractual Obligations - Our future contractual obligations are related to debt, leases, pension liabilities, unrecognized tax benefits, workers compensation, and purchase obligations. See Note 13: Debt, Note 15: Leases, Note 17: Employee Pension and Other Postretirement Benefits, Note 12: Income Taxes, and Note 2: Summary of Significant Accounting Policies in Item 8 for information about those obligations. Our purchase obligations as of December 31, 2023, were approximately $5,122 million, with approximately $2,702 million expected to be paid in

2024 and $2,420 million thereafter. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of December 31, 2023, future scheduled periodic interest payments on our outstanding long-term debt, including commitment fees that we are obligated to pay on our existing $1.5 billion Revolving Credit Facility, were approximately $333 million, with approximately $87 million expected to be paid in 2024 and $246 million thereafter.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2023, $12 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of December 31, 2023, we had no other significant off-balance sheet arrangements.

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

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We are currently constructing Bougainville (LHA 8) and Fallujah (LHA 9). In 2023, we were awarded a long-lead-time material contract for LHA 10 (unnamed).

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered USS Frank E. Petersen Jr. (DDG 121), Lenah H. Sutcliffe Higbee (DDG 123), and Jack H. Lucas (DDG 125) in 2021, 2022, and 2023, respectively. We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), John F. Lehman (DDG 137), Telesforo Trinidad (DDG 139), Ernest E. Evans (DDG 141), and Charles J. French (DDG 142).

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

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. There were 11 ships planned for this program, of which the first ten ships have been delivered, and Friedman (NSC 11) is currently under construction.

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a Term Loan, a $1.5 billion Revolving Credit Facility, and a $1 billion commercial paper program. As of December 31, 2023, we had $145 million outstanding on the Term Loan and no indebtedness outstanding under our Revolving Credit Facility or our commercial paper program. Based on the amounts outstanding under our Term Loan as of December 31, 2023, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $1 million on an annual basis. In January 2024, we paid the remaining $145 million balance of the Term Loan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue – Shipbuilding Contracts — Refer to Note 2 and 7 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue on shipbuilding contracts with U.S. Government customers over time as the construction of the ship progresses, because transfer of control to the customer is continuous. Ordinarily the Company’s contracts represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total material costs, labor costs, and profit for the performance obligation. Cost of sales is recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales.

Given the judgments necessary to estimate total material costs, labor costs, and profit in order to recognize revenue for certain shipbuilding contracts, auditing such estimates required extensive audit effort due to the complexity of the contracts and a high degree of auditor judgment, especially for contracts where there is limited historical data.

How the Critical Audit Matter Was Addressed in the Audit

•Our audit procedures related to management’s estimates of total material costs, labor costs, and profit in order to recognize revenue for certain shipbuilding contracts included the following, among others:
•We tested the effectiveness of controls over shipbuilding contract revenue, including management’s controls over the estimates of total material costs, labor costs, and profit for performance obligations.
•We developed independent estimates of revenue based on historical profit margins and current year recorded costs. We compared those estimates to revenue recognized by the Company.
•We obtained the population of contracts during 2023 and assessed the financial and performance risk of the contracts based on our knowledge gained through prior year audits of the Company, industry experience, and ongoing conversations with members of program management regarding the contract performance to identify contracts that we believe were riskier. For contracts selected, we performed tailored audit procedures to address the specific characteristics of audit interest identified. Procedures performed, among others, may have included:
◦Read the relevant portions of contracts including any recent contract modifications to understand contract terms, including incentives, fee arrangement, scope of work, and other unusual contract terms.
◦Evaluated the estimates of total costs and profit for the performance obligation by performing some combination of the following:
▪Performed inquiries with the business managers and corroborated the information gained from these inquiries with other parties who have detailed knowledge of the contract’s progress, issues being encountered, and overall production status.
▪Evaluated management’s material and labor estimates against historical performance, underlying performance metrics, and metrics of similar performance obligations.
▪Tested the appropriateness of the timing and accuracy of changes in estimates, including inspection of underlying source documentation, and consideration of any contradictory information.
▪Evaluated the necessity and appropriateness of any constraints applied against any variable consideration.

Goodwill - Mission Technologies reporting unit – Refer to Note 2 and 11 to the financial statements

Critical Audit Matter Description

The Company performed a quantitative impairment evaluation of the goodwill for the Mission Technologies reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. The Company’s testing approach utilizes a combination of discounted cash flow analysis and comparative market-based valuation methodologies to determine the fair value of the reporting unit for comparison to its corresponding book value. Estimating the fair value of a reporting unit requires the exercise of significant judgment and assumptions including judgments about the forecasted revenue, forecasted earnings before income tax, depreciation, and amortization (“EBITDA”), and the selection of the long-term growth rate and the discount rate. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.

The goodwill balance was $2.6 billion as of December 31, 2023 of which $1.7 billion related to the Mission Technologies reporting unit. The fair value of the Mission Technologies reporting unit exceeded the carrying value by 10.4% as of the measurement date and, therefore, no impairment was recognized.
Given the significant judgments made by management to estimate the fair value of the Mission Technologies reporting unit and the difference between its fair value and carrying value, performing audit procedures to test the Company’s estimate of the fair value of the Mission Technologies reporting unit, which included evaluating estimates and assumptions related to forecasted revenue, forecasted EBITDA, and the selection of the long-term growth rate and the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the forecasted revenue, forecasted EBITDA, and the selection of the long-term growth rate and the discount rate for the Mission Technologies reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the assumptions used in the fair value models.
•We evaluated management’s ability to accurately forecast revenue and EBITDA by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasted revenue and EBITDA by comparing the forecasts to internal communications to management and the Board of Directors and comparing the forecasts to third-party economic and industry data.
•We performed sensitivity analyses to evaluate the risk of impairment if key assumptions are changed.
•We evaluated, with the assistance of our fair value specialists, the reasonableness of the (1) valuation methodology utilized by management, and (2) the selected long-term growth rate and discount rate by:
◦Comparing the valuation methodologies used to generally accepted valuation practices.
◦Testing the appropriateness of source information used by management to select the long-term growth rate and discount rate used by management.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated the carrying value of the Mission Technologies reporting unit including the corporate allocations.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 1, 2024

We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 1, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 1, 2024

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2023	2022	2021
Sales and service revenues
Product sales	$7,664	$7,283	$7,000
Service revenues	3,790	3,393	2,524
Sales and service revenues	11,454	10,676	9,524
Cost of sales and service revenues
Cost of product sales	6,467	6,225	5,958
Cost of service revenues	3,341	3,011	2,198
Income from operating investments, net	37	48	41
Other income and gains, net	120	1	2
General and administrative expenses	1,022	924	898
Operating income	781	565	513
Other income (expense)
Interest expense	(95)	(102)	(89)
Non-operating retirement benefit	148	276	181
Other, net	19	(20)	17
Earnings before income taxes	853	719	622
Federal and foreign income taxes	172	140	78
Net earnings	$681	$579	$544

Basic earnings per share	$17.07	$14.44	$13.50
Weighted-average common shares outstanding	39.9	40.1	40.3

Diluted earnings per share	$17.07	$14.44	$13.50
Weighted-average diluted shares outstanding	39.9	40.1	40.3

Net earnings from above	$681	$579	$544
Other comprehensive income
Change in unamortized benefit plan costs	238	436	838
Tax expense for items of other comprehensive income	(61)	(112)	(214)
Other comprehensive income, net of tax	177	324	624
Comprehensive income	$858	$903	$1,168
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2023	2022
Assets
Current Assets
Cash and cash equivalents	$430	$467
Accounts receivable, net	461	636
Contract assets	1,537	1,240
Inventoried costs, net	186	183
Income taxes receivable	183	170
Prepaid expenses and other current assets	83	50
Total current assets	2,880	2,746
Property, Plant, and Equipment
Land and land improvements	351	344
Buildings and leasehold improvements	2,954	2,805
Machinery and other equipment	2,197	2,122
Capitalized software costs	261	246
	5,763	5,517
Accumulated depreciation and amortization	(2,467)	(2,319)
Property, plant, and equipment, net	3,296	3,198
Other Assets
Operating lease assets	262	282
Goodwill	2,618	2,618
Other intangible assets, net of accumulated amortization of $1,009 million as of 2023 and $881 million as of 2022	891	1,019
Pension plan assets	888	600
Miscellaneous other assets	380	394
Total other assets	5,039	4,913
Total assets	$11,215	$10,857
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2023	2022
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$554	$642
Accrued employees’ compensation	382	345
Current portion of long-term debt	231	399
Current portion of postretirement plan liabilities	129	134
Current portion of workers’ compensation liabilities	224	229
Contract liabilities	1,063	766
Other current liabilities	449	380
Total current liabilities	3,032	2,895
Long-term debt	2,214	2,506
Pension plan liabilities	212	214
Other postretirement plan liabilities	241	260
Workers’ compensation liabilities	449	463
Long-term operating lease liabilities	228	246
Deferred tax liabilities	367	418
Other long-term liabilities	379	366
Total liabilities	7,122	7,368
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,595,748 issued and 39,618,880 outstanding as of December 31, 2023, and 53,503,317 issued and 39,863,456 outstanding as of December 31, 2022	1	1
Additional paid-in capital	2,045	2,022
Retained earnings	4,755	4,276
Treasury stock	(2,286)	(2,211)
Accumulated other comprehensive loss	(422)	(599)
Total stockholders’ equity	4,093	3,489
Total liabilities and stockholders’ equity	$11,215	$10,857
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2023	2022	2021
Operating Activities
Net earnings	$681	$579	$544
Adjustments to reconcile to net cash provided by operating activities
Depreciation	219	218	207
Amortization of purchased intangibles	128	140	86
Amortization of debt issuance costs	8	8	8
Provision for expected credit losses	6	(7)	7
Stock-based compensation	34	36	33
Deferred income taxes	(113)	2	98
Loss (gain) on investments in marketable securities	(23)	25	(19)
Change in
Accounts receivable	168	(196)	58
Contract assets	(297)	70	(126)
Inventoried costs	(3)	(22)	(25)
Prepaid expenses and other current assets	(42)	20	(88)
Accounts payable and accruals	264	6	45
Retiree benefits	(75)	(127)	(78)
Other non-cash transactions, net	15	14	10
Net cash provided by operating activities	970	766	760
Investing Activities
Capital expenditures
Capital expenditure additions	(292)	(284)	(331)
Grant proceeds for capital expenditures	14	12	20
Acquisitions of businesses, net of cash received	—	—	(1,643)
Investment in affiliates	(24)	(5)	(22)
Proceeds from equity method investment	63	6	—
Proceeds from disposition of business	—	—	20
Other investing activities, net	3	3	2
Net cash used in investing activities	(236)	(268)	(1,954)
Financing Activities
Proceeds from issuance of long-term debt	—	—	1,650
Repayment of long-term debt	(480)	(400)	(25)
Proceeds from line of credit borrowings	—	24	—
Repayment of line of credit borrowings	—	(24)	—
Debt issuance costs	—	—	(22)
Dividends paid	(200)	(192)	(186)
Repurchases of common stock	(75)	(52)	(101)
Employee taxes on certain share-based payment arrangements	(13)	(14)	(7)
Other financing activities, net	(3)	—	—
Net cash provided by (used in) financing activities	(771)	(658)	1,309
Change in cash and cash equivalents	(37)	(160)	115
Cash and cash equivalents, beginning of period	467	627	512
Cash and cash equivalents, end of period	$430	$467	$627
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$330	$127	$33
Cash paid for interest	$101	$100	$76
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$29	$12	$6
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2020	$1	$1,972	$3,533	$(2,058)	$(1,547)	$1,901
Net earnings	—	—	544	—	—	544
Dividends declared ($4.60 per share)	—	—	(186)	—	—	(186)
Stock compensation	—	26	—	—	—	26
Other comprehensive income, net of tax	—	—	—	—	624	624
Treasury stock activity	—	—	—	(101)	—	(101)
Balance as of December 31, 2021	1	1,998	3,891	(2,159)	(923)	2,808
Net earnings	—	—	579	—	—	579
Dividends declared ($4.78 per share)	—	—	(192)	—	—	(192)
Stock compensation	—	24	(2)	—	—	22
Other comprehensive income, net of tax	—	—	—	—	324	324
Treasury stock activity	—	—	—	(52)	—	(52)
Balance as of December 31, 2022	1	2,022	4,276	(2,211)	(599)	3,489
Net earnings	—	—	681	—	—	681
Dividends declared ($5.02 per share)	—	—	(200)	—	—	(200)
Stock compensation	—	23	(2)	—	—	21
Other comprehensive income, net of tax	—	—	—	—	177	177
Treasury stock activity	—	—	—	(75)	—	(75)
Balance as of December 31, 2023	$1	$2,045	$4,755	$(2,286)	$(422)	$4,093
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements of HII and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-K promulgated by the Securities and Exchange Commission ("SEC"). As used in the Notes to the Consolidated Financial Statements, the terms "HII" and "the Company" refer to HII and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. For classification of current assets and liabilities related to its long-term production contracts, the Company uses the duration of these contracts as its operating cycle, which is generally longer than one year. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

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

Accounts Receivable - Accounts receivable include amounts related to any unconditional Company right to receive consideration and are presented as accounts receivable, net in the consolidated statements of financial position, separate from other contract balances. Accounts receivable are comprised of amounts billed and currently due from customers. The Company reports accounts receivable net of an allowance for expected credit losses. Because the Company's accounts receivable are primarily with the U.S. Government or with companies acting as a contractor to the U.S. Government, the Company does not have material exposure to accounts receivable credit risk.

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
Costs to Obtain or Fulfill a Contract - Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or a specific anticipated contract (for example, mobilization and set-up) that generate or enhance our ability to satisfy our performance obligations under a contract. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit. As of December 31, 2023, capitalized costs to obtain or fulfill a contract were $24 million, included in prepaid expenses and other current assets in the consolidated statements of financial position.

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

Government Grants - The Company recognizes incentive grants, inclusive of transfers of depreciable assets, from federal, state, and local governments at fair value upon compliance with the conditions of their receipt and reasonable assurance that the grants will be received or the depreciable assets will be transferred. Grants related to specific expenses are recognized in the period in which the expenses are incurred as an offset to the related expenses. Grants related to depreciable assets are recognized over the periods and in the proportions in which depreciation expense on those assets is recognized.

For the years ended December 31, 2023, 2022, and 2021, the Company recognized cash grant benefits of $14 million, $12 million, and $20 million, respectively, in other long-term liabilities in the consolidated statements of financial position.

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

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $35 million, $40 million, and $34 million for the years ended December 31, 2023, 2022, and 2021, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Environmental Costs - Environmental liabilities are accrued when the Company determines remediation costs are probable and such costs are reasonably estimable. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are not material. Environmental expenditures are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of December 31, 2023 and 2022, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $220 million and $209 million as of December 31, 2023 and 2022, respectively, and are presented within miscellaneous other assets within the consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Asset Retirement Obligations - Environmental remediation and/or asset decommissioning may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities or other long-term liabilities as appropriate, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and lease restoration obligations. Asset retirement obligations for which the liability's fair value can be reasonably estimated were immaterial as of December 31, 2023 and 2022.

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

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances of $29 million and $28 million were recognized as of December 31, 2023 and 2022, respectively.

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

Right of use assets associated with operating leases are recognized in operating lease assets in the consolidated statements of financial position. Lease liabilities associated with operating leases are recognized in long-term operating lease liabilities, with short-term lease liability amounts included in other current liabilities in the consolidated statements of financial position. Right of use assets associated with finance leases are included in miscellaneous other assets in the consolidated statements of financial position. Finance lease liabilities are included in the current portion of long-term debt and long-term debt in the consolidated statements of financial position.

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

Goodwill and Other Intangible Assets - The Company performs impairment tests for goodwill annually each year and between annual impairment tests if evidence of potential impairment exists. During the second quarter of 2023, the Company elected to change the measurement date of its annual goodwill impairment test from November 30 to October 31. The change is not material to the consolidated financial statements as it does not result in the delay, acceleration or avoidance of an impairment charge, and the test is still performed in the fourth quarter. The Company tests for impairment by assessing qualitative factors to determine whether it is more likely than not that the fair value of other intangible assets or the goodwill allocated to the reporting unit is less than its carrying amount. If the qualitative assessment indicates a possible impairment, the carrying value of the asset or reporting unit is compared with its fair value. If the fair value is determined to be less than the carrying value, the Company records an impairment charge to the reporting unit. Purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives, and the carrying value of these assets is reviewed for impairment when events indicate that a potential impairment may have occurred.

Equity Method Investments - Investments in which the Company has the ability to exercise significant influence over the investee but does not own a majority interest or otherwise control are accounted for under the equity method of accounting and included in miscellaneous other assets in its consolidated statements of financial position. The Company's equity investments align strategically and are integrated with the Company's operations. Accordingly, the Company's share of the net earnings or losses of the investee is included in operating income. The Company evaluates its equity investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amounts of such investments may not be fully recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

Self-Insured Workers' Compensation Plan - The Company's operations are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans and participates in federally administered second injury workers' compensation funds. The Company estimates the liability for claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to liabilities for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 3.93% and 3.88% as of December 31, 2023 and 2022, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $784 million and $778 million as of December 31, 2023 and 2022, respectively.

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

Loan Receivable - The Company holds a loan receivable in connection with the financing of the sale of its previously owned Avondale Shipyard facility. The receivable was carried at amortized cost of $41 million, net of $9 million of loan discount, as of December 31, 2023, and at amortized cost of $39 million, net of $11 million loan discount, as of December 31, 2022. The loan receivable approximates fair value and is recorded in miscellaneous other assets on the consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

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

3. ACCOUNTING STANDARDS UPDATES

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional exceptions to GAAP for certain transactions related to the transition away from The London Interbank Offered Rate (“LIBOR”). The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendment is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. This standard did not impact the Company's financial results or disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires new tabular and narrative segment disclosures of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

Other accounting pronouncements issued but not effective until after December 31, 2023, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS AND DIVESTITURES

Acquisition of Alion

In August 2021, the Company acquired all of the outstanding common stock of Alion Holding Corp., the parent company of Alion Science and Technology Corporation (“Alion”), a technology-driven solutions provider. The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805 – “Business Combinations.” The purchase price was $1.79 billion, including $148 million of cash received in the acquisition.

Pro Forma Financial Information

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the acquisition of Alion as if it had occurred on January 1, 2021.

			Pro Forma (Unaudited)
	Year Ended December 31
($ in millions, except per share amounts)	2023	2022	2021
Sales and service revenues	$11,454	$10,676	$10,364
Net earnings	$681	$579	$539
Basic earnings per share	$17.07	$14.44	$13.37
Diluted earnings per share	$17.07	$14.44	$13.37

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

Divestitures

In February 2021, the Company contributed its San Diego Shipyard business to a joint venture, Titan Acquisition Holdings, L.P. ("Titan"), in exchange for a 10% non-controlling interest. Titan is a leading provider of ship repair and specialty fabrication services to government and commercial customers. The joint venture contribution was completed as part of the Company’s operating strategy. The Company recognized its interest in Titan at fair value, which approximated $83 million. No gain or loss was recognized in the transaction. The Company transferred

$22 million to Titan as part of the exchange. The Company's investment in Titan, inclusive of equity earnings and distributions, of $70 million as of December 31, 2022, is recorded in miscellaneous other assets in the consolidated statements of financial position. In June 2023, the Company sold its investment in Titan. For the year ended December 31, 2023, the Company received $63 million in proceeds and recognized an immaterial loss on sale.

5. STOCKHOLDERS' EQUITY

Common Stock - Changes in the number of Company outstanding shares for the year ended December 31, 2023, resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 18: Stock Compensation Plans.

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2023, the Company repurchased 337,007 shares at an aggregate cost of $75 million. For the years ended December 31, 2022 and 2021, the Company repurchased 244,561 and 544,440 shares, respectively, at aggregate costs of $52 million and $101 million, respectively. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In November 2023, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.24 per share to $1.30 per share. In November 2022, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.18 per share to $1.24 per share. In November 2021, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.14 per share to $1.18 per share. The Company paid cash dividends totaling $200 million ($5.02 per share), $192 million ($4.78 per share), and $186 million ($4.60 per share) in the years ended December 31, 2023, 2022, and 2021, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive loss refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $422 million and $599 million as of December 31, 2023 and 2022, respectively.

The changes in accumulated other comprehensive loss by component for the years ended December 31, 2023, 2022, and 2021, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2020	$(1,546)	$(1)	$(1,547)
Other comprehensive income before reclassifications	720	—	720
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	11	—	11
Amortization of net actuarial loss[1]	107	—	107
Tax benefit (expense) for items of other comprehensive income	(215)	1	(214)
Net current period other comprehensive income	623	1	624
Balance as of December 31, 2021	(923)	—	(923)
Other comprehensive income before reclassifications	390	—	390
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	18	—	18
Amortization of net actuarial loss[1]	32	—	32
Settlement gain[1]	(4)	—	(4)
Tax expense for items of other comprehensive income	(112)	—	(112)
Net current period other comprehensive income	324	—	324
Balance as of December 31, 2022	(599)	—	(599)
Other comprehensive income before reclassifications	221	—	221
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	15	—	15
Amortization of net actuarial loss[1]	2	—	2
Tax expense for items of other comprehensive income	(61)	—	(61)
Net current period other comprehensive income	177	—	177
Balance as of December 31, 2023	$(422)	$—	$(422)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2023, 2022, and 2021, was $4 million, $12 million, and $30 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2023	2022	2021
Net earnings	$681	$579	$544

Weighted-average common shares outstanding	39.9	40.1	40.3
Net effect of dilutive stock options and awards	—	—	—
Dilutive weighted-average common shares outstanding	39.9	40.1	40.3

Earnings per share - basic	$17.07	$14.44	$13.50
Earnings per share - diluted	$17.07	$14.44	$13.50

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the years ended December 31, 2023, 2022, and 2021.

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

The following tables present revenues on a disaggregated basis:

	Year Ended December 31, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,495	$5,053	$116	$—	$7,664
Service revenues	248	1,077	2,465	—	3,790
Intersegment	9	3	118	(130)	—
Sales and service revenues	$2,752	$6,133	$2,699	$(130)	$11,454
Customer Type
Federal	$2,743	$6,129	$2,558	$—	$11,430
Commercial	—	1	22	—	23
State and local government agencies	—	—	1	—	1
Intersegment	9	3	118	(130)	—
Sales and service revenues	$2,752	$6,133	$2,699	$(130)	$11,454
Contract Type
Firm fixed-price	$2	$4	$322	$—	$328
Fixed-price incentive	2,497	3,364	6	—	5,867
Cost-type	244	2,762	2,039	—	5,045
Time and materials	—	—	214	—	214
Intersegment	9	3	118	(130)	—
Sales and service revenues	$2,752	$6,133	$2,699	$(130)	$11,454

	Year Ended December 31, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,372	$4,821	$90	$—	$7,283
Service revenues	186	1,026	2,181	—	3,393
Intersegment	12	5	116	(133)	—
Sales and service revenues	$2,570	$5,852	$2,387	$(133)	$10,676
Customer Type
Federal	$2,558	$5,846	$2,221	$—	$10,625
Commercial	—	1	49	—	50
State and local government agencies	—	—	1	—	1
Intersegment	12	5	116	(133)	—
Sales and service revenues	$2,570	$5,852	$2,387	$(133)	$10,676
Contract Type
Firm fixed-price	$8	$14	$277	$—	$299
Fixed-price incentive	2,369	3,009	—	—	5,378
Cost-type	181	2,824	1,725	—	4,730
Time and materials	—	—	269	—	269
Intersegment	12	5	116	(133)	—
Sales and service revenues	$2,570	$5,852	$2,387	$(133)	$10,676

	Year Ended December 31, 2021
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,357	$4,543	$100	$—	$7,000
Service revenues	156	1,109	1,259	—	2,524
Intersegment	15	11	117	(143)	—
Sales and service revenues	$2,528	$5,663	$1,476	$(143)	$9,524
Customer Type
Federal	$2,513	$5,652	$1,310	$—	$9,475
Commercial	—	—	48	—	48
State and local government agencies	—	—	1	—	1
Intersegment	15	11	117	(143)	—
Sales and service revenues	$2,528	$5,663	$1,476	$(143)	$9,524
Contract Type
Firm fixed-price	$33	$41	$205	$—	$279
Fixed-price incentive	2,329	2,913	5	—	5,247
Cost-type	151	2,698	894	—	3,743
Time and materials	—	—	255	—	255
Intersegment	15	11	117	(143)	—
Sales and service revenues	$2,528	$5,663	$1,476	$(143)	$9,524

	Year Ended December 31
($ in millions)	2023	2022	2021
Major Programs
Amphibious assault ships	$1,511	$1,415	$1,328
Surface combatants and coast guard cutters	1,225	1,138	1,179
Other	16	17	21
Total Ingalls	2,752	2,570	2,528
Aircraft carriers	3,374	3,203	3,073
Submarines	2,161	2,002	1,917
Other	598	647	673
Total Newport News	6,133	5,852	5,663
C5ISR, CEW&S, LVC	2,232	1,950	1,034
Oil and gas services	—	—	14
Other	467	437	428
Total Mission Technologies	2,699	2,387	1,476
Intersegment eliminations	(130)	(133)	(143)
Sales and service revenues	$11,454	$10,676	$9,524

As of December 31, 2023, the Company had $48.1 billion of remaining performance obligations. The Company expects to recognize approximately 22% of its remaining performance obligations as revenue through 2024, an additional 30% through 2026, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Year Ended December 31
($ in millions, except per share amounts)	2023	2022	2021
Effect on operating income	$118	$113	$115
Effect on diluted earnings per share	$2.33	$2.22	$2.26

For each of the years ended December 31, 2023, 2022, and 2021, no individual favorable cumulative catch-up revenue adjustment was material to the Company's consolidated statements of operations and comprehensive income. For each of the years ended December 31, 2023, 2022, and 2021, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's consolidated statements of operations and comprehensive income.

Contract Balances

Contract assets primarily relate to the Company's rights to consideration for work completed but not billed as of the reporting date when the right to payment is not just subject to the passage of time. Contract liabilities relate to advance payments, billings in excess of revenues, and deferred revenue amounts.

Contract assets include retention amounts, substantially all of which were under U.S. Government contracts, and were comprised of the following:

	December 31
($ in millions)	2023	2022
Due from U.S. Government	$1,471	$1,165
Due from other customers	66	75
Total contract assets	$1,537	$1,240

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

	December 31
($ in millions)	2023	2022	2023 over 2022
Contract assets	$1,537	$1,240	$297
Contract liabilities	1,063	766	297
Net contract assets	$474	$474	$—
For the year ended December 31, 2023, the Company recognized revenue of $690 million related to its contract liabilities as of December 31, 2022. For the year ended December 31, 2022, the Company recognized revenue of $562 million related to its contract liabilities as of December 31, 2021. For the year ended December 31, 2021, the Company recognized revenue of $382 million related to its contract liabilities as of December 31, 2020.

8. SEGMENT INFORMATION

The Company is organized into three reportable segments: Ingalls, Newport News, and Mission Technologies, consistent with how management makes operating decisions and assesses performance.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derived over 95% of its revenues from the U.S. Government for each of the years ended December 31, 2023, 2022, and 2021.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

The following table presents the Company's operating results by segment:

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales and Service Revenues
Ingalls	$2,752	$2,570	$2,528
Newport News	6,133	5,852	5,663
Mission Technologies	2,699	2,387	1,476
Intersegment eliminations	(130)	(133)	(143)
Total sales and service revenues	$11,454	$10,676	$9,524
Operating Income
Ingalls	$362	$292	$281
Newport News	379	357	352
Mission Technologies	101	63	50
Total segment operating income	842	712	683
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(72)	(145)	(157)
Non-current state income taxes	11	(2)	(13)
Total operating income	$781	$565	$513

Sales transactions between segments are generally recorded at cost.

Other Financial Information

The following tables present the Company's assets, capital expenditures, and depreciation and amortization by segment:

	December 31
($ in millions)	2023	2022	2021
Assets
Ingalls	$1,619	$1,633	$1,659
Newport News	4,612	4,344	4,179
Mission Technologies	3,161	3,347	3,553
Corporate	1,823	1,533	1,236
Total assets	$11,215	$10,857	$10,627

	Year Ended December 31
($ in millions)	2023	2022	2021
Capital Expenditures(1)
Ingalls	$65	$69	$72
Newport News	196	182	201
Mission Technologies	11	20	38
Corporate	6	1	—
Total capital expenditures	$278	$272	$311
(1) Net of grant proceeds for capital expenditures

	Year Ended December 31
($ in millions)	2023	2022	2021
Depreciation and Amortization
Ingalls	$76	$79	$74
Newport News	150	148	146
Mission Technologies	120	130	72
Corporate	1	1	1
Total depreciation and amortization	$347	$358	$293

9. ACCOUNTS RECEIVABLE

Accounts receivable include amounts related to any unconditional Company right to receive consideration. Substantially all amounts included in accounts receivable as of December 31, 2023, are expected to be collected in 2024. The Company's accounts receivable are primarily with the U.S. Government and include balance amounts from companies acting as a prime contractor to the U.S. Government. The Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were comprised of the following:

	December 31
($ in millions)	2023	2022
Due from U.S. Government	$464	$631
Due from other customers	5	7
Total accounts receivable	469	638
Allowance for expected credit losses	(8)	(2)
Total accounts receivable, net	$461	$636
10. INVENTORIED COSTS, NET

Inventoried costs are principally associated with contracts for which the U.S. government is the primary customer. As a result, the Company does not believe it has significant exposure to recoverability risk related to inventoried costs.

Inventoried costs were comprised of the following:

	December 31
($ in millions)	2023	2022
Production costs of contracts in process	$40	$54
Raw material inventory	146	129
Total inventoried costs, net	$186	$183

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. Reporting units are aligned with the Company's businesses. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the goodwill allocated to the reporting unit is less than its carrying amount. If the qualitative assessment indicates a possible impairment, then the Company utilizes a combination of discounted cash flow analysis and comparative market multiples to determine the fair values of its businesses for comparison to their corresponding book values.

In connection with the Company’s annual goodwill impairment test as of October 31, 2023, management tested goodwill for each of its three reporting units with goodwill balances. Based on the annual goodwill impairment analysis, the Company estimated that the fair value of the Mission Technologies segment exceeded its carrying value by approximately 10%. The Company determined that the estimated fair values of its remaining reporting units exceeded by more than 10% their corresponding carrying values as of October 31, 2023.

As of each of December 31, 2023 and 2022, accumulated goodwill impairment losses were $2,755 million, comprised of $1,568 million and $1,187 million at Ingalls and Newport News, respectively.

For the year ended December 31, 2022, the Company recorded goodwill adjustments of $10 million related to the acquisition of Alion in 2021, resulting from updates to Alion's tax carryforwards and the true-up of estimated taxes to filed income tax returns for the pre-acquisition period.

For the years ended December 31, 2023 and 2022, the carrying amounts of goodwill changed as follows:

($ in millions)	Ingalls	Newport News	Mission Technologies	Total
Balance as of December 31, 2021	$175	$721	$1,732	$2,628
Adjustments	—	—	(10)	(10)
Balance as of December 31, 2022	175	721	1,722	2,618
Adjustments	—	—	—	—
Balance as of December 31, 2023	$175	$721	$1,722	$2,618

Other Intangible Assets

The Company performs tests for impairment of long-lived assets whenever events or circumstances suggest that long-lived assets may be impaired. The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts relating to customer relationships and existing contract backlog within Mission Technologies, as well as nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 29 years based on the long life cycle of the related programs. Aggregate amortization expense for the years ended December 31, 2023, 2022, and 2021, was $128 million, $140 million, and $86 million, respectively.

The Company expects amortization for currently recorded purchased intangible assets of $109 million in 2024, $99 million in 2025, $80 million in 2026, $60 million in 2027, and $53 million in 2028.

12. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rate on earnings from operations for the year ended December 31, 2023, was 20.2%, compared with 19.5% and 12.5% for 2022 and 2021, respectively.

For the year ended December 31, 2023, the Company's effective tax rate differed from the statutory federal corporate income tax rate primarily as a result of estimated research and development tax credits for 2023 and prior years. For the year ended December 31, 2022, the Company's effective tax rate differed from the statutory federal corporate income tax rate primarily as a result of estimated research and development tax credits for 2022 and prior years. For the year ended December 31, 2021, the Company’s effective tax rate differed from the statutory federal corporate income tax rate primarily as a result of a tax loss associated with the sale of the Company's oil and gas business and estimated research and development tax credits for 2021 and prior years.

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

Federal and foreign income tax expense for the years ended December 31, 2023, 2022, and 2021, consisted of the following:

	Year Ended December 31
($ in millions)	2023	2022	2021
Income Taxes on Operations
Federal and foreign income taxes currently payable (receivable)	$273	$138	$(12)
Change in deferred federal and foreign income taxes	(101)	2	90
Total federal and foreign income taxes	$172	$140	$78

Earnings and income tax from foreign operations are not material for any periods presented.

The following table reconciles our actual income tax expense to income tax expense based on the statutory federal corporate income tax rate:

	Year Ended December 31
($ in millions)	2023	2022	2021
Income tax expense (benefit) on operations at statutory rate	$179	$151	$131
Tax benefit - sale of business	—	—	(11)
Unrecognized tax benefits	7	7	30
Research and development tax credit	(22)	(25)	(78)
Other, net	8	7	6
Total federal and foreign income taxes	$172	$140	$78

Unrecognized Tax Benefits - Unrecognized tax benefits represent the gross value of the Company's uncertain tax positions that have not been reflected in the consolidated statements of operations and comprehensive income. If the income tax benefits from federal tax positions are ultimately realized, such realization would affect the Company's income tax expense, while the realization of state tax benefits would be recorded in general and administrative expenses.

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2023, 2022, and 2021 are summarized in the following table:

	December 31
($ in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of the year	$90	$81	$47
Additions based on tax positions related to the current year	11	8	7
Additions based on tax positions related to prior years	—	3	27
Lapse of statute of limitations	(3)	(2)	—
Net change in unrecognized tax benefits	8	9	34
Unrecognized tax benefits at end of the year	$98	$90	81

As of December 31, 2023 and 2022, the estimated amounts of the Company's uncertain tax positions, excluding interest and penalties, were liabilities of $98 million and $90 million, respectively. Assuming sustainment of these positions, as of December 31, 2023 and 2022, the reversal of $76 million and $70 million, respectively, of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As a result of the unrecognized tax benefits noted above, income tax expense increased by $4 million in 2023 for interest, resulting in an interest liability of $9 million as of December 31, 2023. In 2022, income tax expense increased $2 million for interest, resulting in an interest liability of $5 million as of December 31, 2022. In 2021, income tax expense increased $1 million for interest, resulting in an interest liability of $3 million as of December 31, 2021.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States - Federal(1)	2016	-	2022
Connecticut	2020	-	2022
Mississippi	2018	-	2022
Virginia	2020	-	2022
(1) The 2016, 2018, 2019, 2021, and 2022 tax years are closed except for the research and development tax credits, and the 2017 tax year is closed except for the manufacturing deduction and research and development tax credit.

Although the Company believes it has adequately provided for all unrecognized tax benefits, positions asserted by tax authorities could result in amounts greater than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with tax authorities for amounts lower than have been accrued. It is reasonably possible that within the next 12 months the amount of unrecognized tax benefits could decrease by $17 million due to the lapse of the statute of limitations.
During 2013 the Company entered into the pre-Compliance Assurance Process with the IRS for years 2011 and 2012. Tax years 2014 and 2015 have been closed with the IRS. The Company is part of the IRS Compliance Assurance Process program for the 2014 through 2023 tax years. Open tax years related to state jurisdictions remain subject to examination.

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

The tax effects of significant temporary differences and carry-forwards that resulted in year-end deferred tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2023	2022
Deferred Tax Assets
Retirement benefits	$—	$23
Workers' compensation	157	160
Operating lease liabilities	77	77
Reserves not currently deductible for tax purposes	61	61
Stock compensation	7	7
Net operating losses, tax credit and other carry-forwards	35	37
Capitalized research and development expenses	200	122
Other	10	13
Gross deferred tax assets	547	500
Less valuation allowance	29	28
Net deferred tax assets	518	472
Deferred Tax Liabilities
Depreciation and amortization	447	444
Contract accounting differences	78	123
Purchased intangibles	234	250
Operating lease assets	72	73
Retirement benefits	54	—
Gross deferred tax liabilities	885	890
Total net deferred tax liabilities	$(367)	$(418)

As of December 31, 2023, the Company had state income tax credit carry-forwards of approximately $20 million, which expire from 2024 through 2026. A deferred tax asset of approximately $16 million (net of federal benefit) related to these state income tax credit carry-forwards has been recorded, with a valuation allowance of $12 million against such deferred tax asset as of December 31, 2023. State net operating loss carry-forwards are individually and cumulatively immaterial to the Company’s deferred tax balances and expire from 2030 through 2042.

13. DEBT

The Company's long-term debt consisted of the following:

	December 31
($ in millions)	2023	2022
Senior notes due December 1, 2027, 3.483%	$600	$600
Senior notes due May 1, 2025, 3.844%	500	500
Senior notes due May 1, 2030, 4.200%	500	500
Senior notes due August 16, 2023, 0.670%	—	400
Senior notes due August 16, 2028, 2.043%	600	600
Term loan due August 19, 2024	145	225
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	84	84
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Finance lease obligations	12	—
Less unamortized debt issuance costs	(17)	(25)
Total long-term debt	$2,445	$2,905
Less current portion	231	399
Long-term debt, net of current portion	$2,214	$2,506

Debt Facilities - In April 2023, the Company amended its existing $1.5 billion credit facility, which includes a letter of credit subfacility of $300 million (the "Revolving Credit Facility"), and term loan due August 19, 2024 (the “Term Loan”), to change the benchmark interest rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate (“SOFR”). The interest rate on both facilities is based on SOFR plus an interest spread, currently 1.475%, based on the Company's credit rating, which may vary between 1.225% and 2.100%. The commitment fee rate on the Revolving Credit Facility as of December 31, 2023, was 0.200% and may vary between 0.125% and 0.300%. The Company does not expect the transition to the SOFR benchmark to materially impact its consolidated financial position, results of operations, or cash flows.

As of December 31, 2023, the Company had $12 million in issued but undrawn letters of credit and $1,488 million unutilized under the Revolving Credit Facility. The Company had unamortized debt issuance costs associated with its debt facilities of $6 million and $10 million as of December 31, 2023 and 2022, respectively.

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

The Company maintains an unsecured commercial paper note program, under which the Company may issue up to $1 billion of unsecured commercial paper notes. As of December 31, 2023, the Company had no outstanding debt under the commercial paper program.

Senior Notes - The terms of the Company's senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. Interest on the senior notes is payable semiannually. The Company had unamortized debt issuance costs associated with the senior notes of $11 million and $15 million as of December 31, 2023 and 2022, respectively.

In August 2023, the Company repaid $400 million aggregate principal amount of 0.670% senior notes upon their maturity.

Interest on the Mississippi Economic Development Revenue Bonds and Gulf Opportunity Zone Industrial Development Revenue Bonds is payable semiannually.

The agreements governing the Company's debt contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the year ended December 31, 2023.

The estimated fair values of the Company's total long-term debt, including the current portion of long-term debt and excluding finance lease liabilities, as of December 31, 2023, and December 31, 2022, were $2,309 million and $2,703 million, respectively. The estimated fair values of the current portion of the Company's long-term debt, excluding finance lease liabilities, were $229 million and $390 million as of December 31, 2023, and December 31, 2022, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of December 31, 2023, the aggregate amounts of principal payments due on long-term debt, excluding finance lease liabilities, within the next five years consisted of $229 million due in 2024, $500 million due in 2025, $600 million due in 2027, and $621 million due in 2028. In January 2024, the Company prepaid the remaining $145 million balance of the Term Loan.

14. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to FASB ASC 450 - "Contingencies", the Company has accrued for losses associated with investigations, claims, and litigation when, and to the extent that, loss amounts related to the investigations, claims, and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims, and litigation may be higher or lower than the amounts accrued. The Company has also provided footnote disclosure for matters for which a material loss is reasonably possible but a reserve has not been accrued because the likelihood of a material loss is not probable.

Antitrust Complaint - On October 6, 2023, a class action antitrust lawsuit was filed against the Company and other defendants in the U.S. District Court for the Eastern District of Virginia. The lawsuit names several HII companies, among other companies, as defendants. The named plaintiffs generally allege that the defendant companies have adhered to a “gentlemen’s agreement” that prohibits any defendant from actively recruiting naval engineers from other defendants. The complaint seeks class certification, treble damages, and any other relief to which the plaintiffs are entitled. Depending on the outcome of the lawsuit, the Company could be subject to penalties and damages that could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The case is at an early stage, and, as a result, the Company currently is unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome of the matter.

False Claims Act Complaint - In 2016, the Company was made aware that it is a defendant in a qui tam False Claims Act lawsuit pending in the U.S. District Court for the Middle District of Florida related to the Company’s purchases of allegedly non-conforming parts from a supplier for use in connection with U.S. Government contracts. In August 2019, the Department of Justice (“DoJ”) declined to intervene in the lawsuit, and the lawsuit was unsealed. The court dismissed the complaint in September 2021, and the plaintiff appealed the dismissal to the United States Court of Appeals for the 11th Circuit. In August 2023, the 11th Circuit confirmed the district court's dismissal of the complaint.

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
In September 2021, the Company filed a complaint in the Superior Court of Delaware, seeking a judgment against certain insurers for breach of contract and breach of the implied covenant of good faith and fair dealing under three representations and warranties insurance policies purchased in connection with the Company’s acquisition of Hydroid. The policies insured the Company against losses relating to the seller’s breach of certain representations and warranties in the Hydroid acquisition agreement. In December 2023, the Company and the insurers settled the matter for a payment of $49.5 million to the Company, recognized in the Mission Technologies segment's other income and gains, net in the consolidated statements of operations and comprehensive income.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the years ended December 31, 2023, 2022, and 2021 were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other Litigation - The Company and its predecessor-in-interest have been in litigation with the Bolivarian Republic of Venezuela (the "Republic") since 2002 over a contract for the repair, refurbishment, and modernization at Ingalls of two foreign-built frigates. Following an arbitration proceeding between the parties, in February 2018 the arbitral tribunal awarded the Company approximately $151 million on its claims and awarded the Republic approximately $22 million on its counterclaims. In November 2023, the Company sold its judgment against the Republic to a third party in exchange for an initial cash payment of $70.5 million, recognized in the Ingalls segment's other income and gains, net in the consolidated statements of operations and comprehensive income. The Company's consideration also includes a contingent participating interest in the final amount recovered.

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

15. LEASES

The Company leases certain land, warehouses, office space, and production, office, and technology equipment, among other items. Most equipment is leased on a monthly basis. Many land, warehouse, and office space leases include renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements is generally limited by the expected lease term. The Company's lease agreements do not generally contain material residual value guarantees, material restrictive covenants, or purchase options. The Company's lease portfolio consists primarily of operating leases and an immaterial finance lease included in the consolidated financial statements. See Note 2: Summary of Significant Accounting Policies and Note: 13 Debt.

The following table presents costs and other information related to the Company's leases:

	Year Ended December 31
($ in millions)	2023	2022	2021
Operating lease costs	$67	$69	$53
Short-term operating lease costs	$54	$44	$43
Variable operating lease costs	$7	$6	$4
Operating cash flows from operating leases	$(66)	$(65)	$(52)
Right-of-use assets obtained in exchange for new operating lease liabilities	$80	$111	$97
Weighted-average remaining lease term (years) - operating leases	9 years	9 years	8 years
Weighted-average discount rate - operating leases	5.0%	4.5%	3.6%

The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2023, were as follows:

($ in millions)	December 31, 2023
2024	$61
2025	56
2026	44
2027	37
2028	27
Thereafter	128
Total lease payments	353
Less: imputed interest	74
Present value of operating lease liabilities	$279

Lease liabilities included in the Company's consolidated statements of financial position as of December 31, 2023 and 2022, were as follows:

	December 31
($ in millions)	2023	2022
Short-term operating lease liabilities	$51	$52
Long-term operating lease liabilities	228	246
Total operating lease liabilities	$279	$298

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

Environmental Matters - The estimated cost to complete environmental remediation has been accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of December 31, 2023, the probable estimable future cost for environmental remediation was not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2023, the Company had $12 million in issued but undrawn letters of credit, as indicated in Note 13: Debt, and $360 million of surety bonds outstanding.

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

Other Matters - The Company has been in negotiations with a Mission Technologies customer since January 2023 to address issues related to a manufacturing contract. The Company has recorded provisions for contract losses that were not material to the Company's consolidated financial position, results of operations, or cash flows. The parties have not agreed upon a resolution of the matter, and the Company could incur additional future losses on the contract. The Company therefore cannot predict or give assurances regarding the ultimate outcome of this matter.

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

Collective Bargaining Agreements - Of the Company's over 44,000 employees, approximately 45% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. Newport News has three collective bargaining agreements covering represented employees, which expire in April 2024, February 2027, and December 2027. Newport News craft workers employed at the Kesselring Site near Saratoga Springs, New York are represented under an indefinite Department of Energy ("DoE") site agreement. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2026. Approximately 15 Mission Technologies employees in Klamath Falls, Oregon are covered by one collective bargaining agreement that expires in June 2025.

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

The Company also sponsors 401(k) defined contribution pension plans in which most employees are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. Certain hourly employees are covered under a target benefit plan. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, and certain collectively bargained employees hired after July 10, 2017, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2023, 2022, and 2021, were $158 million, $153 million, and $140 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the tax-qualified limits. The liabilities related to these plans as of December 31, 2023, were $202 million and $44 million, respectively, and as of December 31, 2022, were $192 million and $38 million, respectively. Grantor trust assets, primarily in the form of Level 1 marketable securities, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2023 and 2022, were $220 million and $209 million, respectively, of which $174 million and $169 million, respectively, were related to the non-qualified defined benefit pension plans.

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

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2023, 2022, and 2021, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost
Service cost	$112	$181	$199	$6	$9	$10
Interest cost	343	258	240	21	14	14
Expected return on plan assets	(529)	(594)	(553)	—	—	—
Amortization of prior service cost (credit)	17	22	15	(2)	(4)	(4)
Amortization of net actuarial loss (gain)	17	35	110	(15)	(3)	(3)
Settlement gain	—	(4)	—	—	—	—
Net periodic benefit (income) cost	$(40)	$(102)	$11	$10	$16	$17

The funded status of these plans as of December 31, 2023 and 2022, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$6,438	$8,569	$394	$505
Service cost	112	181	6	9
Interest cost	343	258	21	14
Plan participants' contributions	10	6	9	11
Plan amendments	—	97	—	—
Actuarial loss (gain)	62	(2,327)	(19)	(103)
Benefits paid	(333)	(314)	(41)	(42)
Settlement	(390)	(32)	—	—
Benefit obligation at end of year	6,242	6,438	370	394
Change in plan assets
Fair value of plan assets at beginning of year	6,781	8,460	—	—
Actual return on plan assets	793	(1,349)	—	—
Employer contributions	12	10	32	31
Plan participants' contributions	10	6	9	11
Benefits paid	(333)	(314)	(41)	(42)
Settlement	(390)	(32)	—	—
Fair value of plan assets at end of year	6,873	6,781	—	—
Funded status	$631	$343	$(370)	$(394)

Amounts recognized in the consolidated statements of financial position:
Pension plan assets	$888	$600	$—	$—
Current liability (1)	(45)	(43)	(129)	(134)
Non-current liability (2)	(212)	(214)	(241)	(260)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	138	156	(13)	(16)
Net actuarial loss (gain)	562	780	(107)	(102)
(1)    Included in other current liabilities and current portion of postretirement plan liabilities, respectively.
(2)     Included in pension plan liabilities and other postretirement plan liabilities, respectively.

On November 3, 2023, the Company purchased an annuity contract to transfer $411 million of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 10,000 retirees and beneficiaries. The annuity contract was purchased using assets from the pension master trust, and no additional funding contribution was required. This transaction had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. The transaction did not trigger settlement accounting under ASC 715 – “Compensation – Retirement Benefits.”

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

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $6,040 million, $5,820 million, and $6,873 million, respectively, as of December 31, 2023, and $6,246 million, $6,017 million, and $6,781 million, respectively, as of December 31, 2022. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBOs and fair values of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $864 million and $607 million, respectively, as of December 31, 2023, and $868 million and $611 million, respectively, as of December 31, 2022.

The ABOs for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $186 million and $176 million as of December 31, 2023, and 2022, respectively. The ABOs for all pension plans were $6,006 million and $6,193 million as of December 31, 2023 and 2022, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2023	2022	2021	2023	2022	2021
Prior service credit (cost)	$—	$(97)	$—	$—	$—	$14
Amortization of prior service cost (credit)	17	22	15	(2)	(4)	(4)
Net actuarial gain	202	384	704	19	103	2
Amortization of net actuarial loss (gain)	17	35	110	(15)	(3)	(3)
Other	—	(4)	(1)	—	(1)	1
Total changes in accumulated other comprehensive income (loss)	$236	$340	$828	$2	$95	$10

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
	2023	2022	2021
Discount rate	5.47%	3.00%	2.80%
Expected long-term rate on plan assets	8.00%	7.25%	7.25%
Rate of compensation increase	3.63%	3.58%	3.62%

	Other Benefits
	2023	2022	2021
Discount rate	5.50%	2.94%	2.75%
Initial health care cost trend rate assumed for next year	6.00%	5.50%	5.50%
Gradually declining to a rate of	4.50%	4.50%	4.50%
Year in which the rate reaches the ultimate rate	2028	2027	2026

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
	2023	2022	2023	2022
Discount rate	5.28%	5.47%	5.35%	5.50%
Weighted average interest crediting rate	3.58%	3.63%
Rate of compensation increase	3.63%	3.63%
Initial health care cost trend rate assumed for next year			6.00%	6.00%
Gradually declining to a rate of			4.50%	4.50%
Year in which the rate reaches the ultimate rate			2029	2028

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections as of December 31, 2023, the Company selected an expected initial health care cost trend rate of 6.00% and an ultimate health care cost trend rate of 4.50% to be reached in 2029. As of December 31, 2022, the Company assumed an expected initial health care cost trend rate of 6.00% and an ultimate health care cost trend rate of 4.50% to be reached in 2028.

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief legislation, defines the minimum amount the Company must contribute to its qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the funded status of each plan. The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31
($ in millions)	2023	2022	2021
Pension plans
Discretionary
Qualified	$—	$—	$60
Non-qualified	12	10	9
Other benefit plans	32	31	37
Total contributions	$44	$41	$106

For the year ending December 31, 2024, the Company expects its cash contributions to its qualified defined benefit pension plans to be less than $1 million, all of which will be discretionary. For the year ending December 31, 2024, the Company expects its cash contributions to its other postretirement benefit plans to be approximately $35 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations, as of December 31, 2023. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

($ in millions)	Pension Benefits	Other Benefit Payments
2024	$321	$35
2025	340	36
2026	360	36
2027	378	36
2028	395	35
Years 2029 to 2033	$2,160	$145

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2023, as follows:

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

Private partnership interests include debt and equity investments. These investments are valued based on NAVs or their equivalents, adjusted for capital calls and distributions, reported by the respective general partners. The terms of the partnerships range from seven to ten or more years, and investors do not have the option to redeem their interests in these partnerships. As of December 31, 2023, unfunded commitments to private partnerships were $595 million.

Management reviews independently appraised values, audited financial statements, and additional pricing information to evaluate the NAVs. For the very limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

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

	December 31, 2023
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,723	$1,723	$—	$—
Government and agency debt securities	448	—	448	—
Corporate and other debt securities	1,469	—	1,469	—
Group annuity contract	3	—	3	—
Net plan assets subject to leveling	$3,643	$1,723	$1,920	$—

Plan assets not subject to leveling
U.S. and international equities (a)	1,134
Corporate and other debt securities	234
Real estate investments	532
Private partnerships	828
Hedge funds	388
Cash and cash equivalents, net (b)	114
Total plan assets not subject to leveling	3,230

Net plan assets	$6,873
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

There was no activity attributable to Level 3 retirement plan assets during the years ended December 31, 2023 and 2022.

18. STOCK COMPENSATION PLANS

As of December 31, 2023, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), and the Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (the "2022 Plan").

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

The 2022 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Stock awards, in the form of RPSRs, restricted stock rights ("RSRs"), and stock rights, are granted to key employees and members of the board of directors without payment to the Company. The 2022 Plan authorized (i) 1.3 million new shares; plus (ii) any shares subject to outstanding awards under the 2012 Plan or 2011 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2012 Plan or 2011 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2023, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2022 Plan was 1.2 million.

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

The Company issued the following stock awards in the years ended December 31, 2023, 2022, and 2021:

Restricted Performance Stock Rights - For the year ended December 31, 2023, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $215.24. These rights are subject to cliff vesting on December 31, 2025. For the year ended December 31, 2022, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $204.41. These rights are subject to cliff vesting on December 31, 2024. For the year ended December 31, 2021, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $180.06. These rights were fully vested as of December 31, 2023. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Restricted Stock Rights - Retention stock awards are granted to key employees primarily to ensure business continuity. In 2023, the Company granted approximately 9,500 RSRs at a weighted average share price of $213.37, with cliff vesting two to three years from the grant date. In 2022, the Company granted approximately 2,400 RSRs at a weighted average share price of $208.81, with cliff vesting one to three years from the grant date. In 2021, the Company granted approximately 31,400 RSRs at a weighted average share price of $187.59, with cliff vesting one to three years from the grant date. As of December 31, 2023, approximately 13,600 RSRs were outstanding.

The Company also received transfers of stock awards from employees in satisfaction of minimum tax withholding obligations associated with the vesting of stock awards during the period. The Company does not consider these transfers as treasury stock because the stock is not issued; rather, the award is surrendered in lieu of payments of cash to settle tax obligations.

Stock Rights and Stock Issuances - The Company granted stock rights to its non-employee directors on a quarterly basis in 2023, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain stock ownership requirements, the non-employee director may elect under the terms of the Amended and Restated Directors’ Compensation Policy and Amended and Restated Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

Non-employee directors may also elect to receive their annual cash retainers in the form of stock units that become payable upon termination of the director’s board service. Non-employee directors who elect to receive their annual cash retainers in the form of stock units and have met their stock ownership requirements may elect under the terms of the Amended and Restated Directors’ Compensation Policy and Amended and Restated Board Deferred Compensation Policy to receive in the following calendar year either shares of the Company's common stock or stock units that are payable in the fifth calendar year after the year in which the stock units are earned, or, if earlier, upon termination of the director’s board service.

Stock award activity for the years ended December 31, 2023, 2022, and 2021, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2020	381	$211.77	1.0 year
Granted	213	181.66
Adjustment due to performance	19	259.03
Vested	(100)	259.03
Forfeited	(28)	202.81
Outstanding as of December 31, 2021	485	190.36	1.0 year
Granted	166	204.65
Adjustment due to performance	52	209.04
Vested	(170)	209.04
Forfeited	(27)	199.40
Outstanding as of December 31, 2022	506	189.68	1.0 year
Granted	177	215.16
Adjustment due to performance	32	224.35
Vested	(155)	224.35
Forfeited	(25)	178.68
Outstanding as of December 31, 2023	535	$189.98	1.0 year

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2023, 2022, and 2021 were based on three metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension ("EBITDAP"), weighted at 40%, pension-adjusted return on invested capital ("ROIC"), weighted at 40%, and relative EBITDAP growth, weighted at 20%. The Company's EBITDAP growth is measured against EBITDAP growth of the S&P Aerospace and Defense Select Index.

Compensation Expense

The Company recorded $34 million, $36 million, and $33 million of expense related to stock awards for the years ended December 31, 2023, 2022, and 2021, respectively. The Company recorded $10 million, $9 million, and $8 million as tax benefits related to stock awards for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company recognized tax benefits for the years ended December 31, 2023, 2022, and 2021, of $7 million, $8 million, and $4 million, respectively, from the issuance of stock in settlement of stock awards.

Unrecognized Compensation Expense

As of December 31, 2023, the Company had $2 million of unrecognized compensation expense associated with RSRs granted in 2023, 2022, and 2021, which will be recognized over a weighted average period of 1.1 years, and $33 million of unrecognized expense associated with RPSRs granted in 2023 and 2022, which will be recognized over a weighted average period of 1 year.

19. SUBSIDIARY GUARANTORS

As described in Note 13: Debt, the Company issued senior notes through the consolidating parent company, HII. Performance of the Company's obligations under its senior notes outstanding as of December 31, 2023, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is not material and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary

Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2023. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management, with the participation of Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

ITEM 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements

A significant portion of the compensation of our directors and officers is in the form of equity awards, and, from time to time, directors and officers engage in open-market transactions with respect to the securities they acquire pursuant to such equity awards or other securities we have issued, including for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions comply with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2023, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period:

Name and Title	Date of Adoption	Duration of Trading Arrangement[1]	Aggregate Number of Securities to be Sold[2]	Type
Edgar A. Green III	November 15, 2023	March 15, 2024	7,895	Common Stock
Executive Vice President and President, Mission Technologies
1 The plan duration extends to the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.
2 The aggregate number of shares to be sold will depend, in part, on the Company’s performance in 2021, 2022 and
2023.

To promote the alignment of management and stockholder interests, our directors and officers are subject to stock ownership guidelines, which are described on pages 63 and 64 of our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 20, 2023. As of the date of this report on Form 10-K, the execution of the Rule 10b5-1 trading arrangement described above will not cause such person to fall out of compliance with the stock ownership guidelines applicable to him.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Information about our Executive Officers

The following table sets forth certain information concerning our executive officers, including a five-year employment history.

Name	Age	Position(s)
Christopher D. Kastner	60	President and Chief Executive Officer
Todd R. Borkey	60	Executive Vice President and Chief Technology Officer
Chad N. Boudreaux	50	Executive Vice President and Chief Legal Officer
Jennifer R. Boykin	59	Executive Vice President and President, Newport News Shipbuilding
Eric D. Chewning	46	Executive Vice President, Strategy and Development
Edgar A. Green III	58	Executive Vice President and President, Mission Technologies
Paul C. Harris	59	Executive Vice President, Chief Sustainability and Compliance Officer
Brooke A. Hart	53	Executive Vice President, Communications
Stewart H. Holmes	62	Executive Vice President, Government and Customer Relations
Edmond E. Hughes	60	Executive Vice President and Chief Human Resources Officer
Nicolas G. Schuck	50	Corporate Vice President, Controller and Chief Accounting Officer
Christopher W. Soong	51	Executive Vice President and Chief Information Officer
Thomas E. Stiehle	58	Executive Vice President and Chief Financial Officer
Kara R. Wilkinson	49	Executive Vice President and President, Ingalls Shipbuilding
D. R. Wyatt	65	Corporate Vice President and Treasurer

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

Nicolas G. Schuck, Corporate Vice President, Controller and Chief Accounting Officer - Mr. Schuck was appointed Corporate Vice President, Controller and Chief Accounting Officer effective August 2015. Prior to that, he was Assistant Controller at our Newport News Shipbuilding division. Prior to that and since joining us in January 2012, he served as Corporate Assistant Controller. From December 2009 until December 2011, Mr. Schuck served as Director, Finance at ManTech International Corporation. Prior to that, he worked for PricewaterhouseCoopers and Arthur Andersen. Mr. Schuck attended the National Institute of Economics and Accounting in Paris. He holds a Bachelor's Degree and a Master's Degree in Accounting and Finance and is a certified public accountant.

Christopher W. Soong, Executive Vice President and Chief Information Officer – Mr. Soong was elected Executive Vice President and Chief Information Officer in April 2023. Prior to that and from August 2021, he served as Chief Information Officer for HII’s Mission Technologies business segment. From October 2018 to August 2021, Mr. Soong served as Senior Vice President and Chief Information Officer at Alion Science and Technology. He has also served in executive-level positions at Booz Allen Hamilton and Sprint. Mr. Soong holds a bachelor’s degree in civil engineering from Virginia Tech. He holds a Leadership Certificate from the University of Maryland and participated in the CIO Institute at the MIT Sloan School of Management.

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

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all of our employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics and Business Conduct can be found on our internet website at www.HII.com under "Investors—Company—Corporate Governance." A copy of the Code of Ethics and Business Conduct is available to any stockholder who requests it by writing to: Huntington Ingalls Industries, Inc., c/o Office of the Secretary, 4101 Washington Avenue, Newport News, VA 23607. If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct, in each case as it relates to any provision of the Code of Ethics and Business Conduct specified in applicable SEC rules or stock exchange rules, to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will disclose the nature of the amendment or waiver on our website.

Our website and information contained on our website or incorporated into our website are not intended to be incorporated into this report on Form 10-K or other filings with the SEC.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation (other than information related to pay-for-performance), including information concerning compensation committee interlocks, insider participation, and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table provides information regarding the equity securities available for issuance under our equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	534,704	$0.00	1,164,896
Equity compensation plans not approved by security holders(2)	—	—	—
Total	534,704	$0.00	1,164,896
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (the "2022 Plan"), which was approved by our stockholders on May 3, 2022, Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. These shares were comprised of 14,972 stock rights granted under the 2011 Plan, 50,548 stock rights, 4,113 restricted stock rights, and 291,628 restricted performance stock rights granted under the 2012 Plan, and 7,333 stock rights, 9,521 restricted stock rights, and 156,589 restricted performance stock rights granted under the 2022 Plan, assuming target performance achievement.
(2) No awards have been granted under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Company’s fiscal year.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2021
Valuation allowance for deferred tax assets	$22	$—	$—	$22
Year Ended December 31, 2022
Valuation allowance for deferred tax assets	22	2	4	28
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$28	$1	$—	$29
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

10.33*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012).

10.34*	Performance-Based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012).

10.35*	Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (incorporated herein by reference to Annex B to the Company's definitive proxy statement filed on March 21, 2022).

10.36*	Terms and Conditions Applicable to Restricted Performance Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan, as amended.

10.37*	Terms and Conditions Applicable to Ratable Vesting Restricted Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan.

10.38*	Terms and Conditions Applicable to Cliff Vesting Restricted Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan.

10.39*
Terms and Conditions Applicable to Non-Employee Director Stock Units Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2023).

10.40*
Terms and Conditions Applicable to Non-Employee Director Stock Grants Under the 2022 Long-Term Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2023).

10.41*	Huntington Ingalls Industries, Inc. Amended and Restated Directors' Compensation Policy.

10.42*
Huntington Ingalls Industries, Inc. Directors Compensation Policy--Amended and Restated Board Deferred Compensation Policy (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 9, 2023).

10.43
Amendment No. 1, dated April 24, 2023, to the Company’s Amended and Restated Credit Agreement, dated August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, and certain other issuing banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2023).

10.44
Amendment No. 1, dated April 24, 2023, to the Company’s Credit Agreement, dated August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2023).

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

22	List of subsidiary guarantors of registered securities of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Huntington Ingalls Industries, Inc. Compensation Recovery Policy.

101	The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Consolidated Statements of Financial Position, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on form 10-K, formatted in Inline XBRL and contained in Exhibit 101.
*Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of February, 2024.

Huntington Ingalls Industries, Inc.

/s/ Christopher D. Kastner
Christopher D. Kastner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher D. Kastner	President, Chief Executive Officer and Director
Christopher D. Kastner	(Principal Executive Officer)	February 1, 2024

/s/ Thomas E. Stiehle	Executive Vice President and
Thomas E. Stiehle	Chief Financial Officer
	(Principal Financial Officer)	February 1, 2024

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 1, 2024

/s/ Kirkland H. Donald
Kirkland H. Donald	Chairman	February 1, 2024

/s/ Augustus L. Collins
Augustus L. Collins	Director	February 1, 2024

/s/ Leo P. Denault
Leo P. Denault	Director	February 1, 2024

/s/ Craig S. Faller
Craig S. Faller	Director	February 1, 2024

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 1, 2024

/s/ Frank R. Jimenez
Frank R. Jimenez	Director	February 1, 2024

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 1, 2024

/s/ Tracy B. McKibben
Tracy B. McKibben	Director	February 1, 2024

/s/ Stephanie L. O'Sullivan
Stephanie L. O'Sullivan	Director	February 1, 2024

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 1, 2024

/s/ John K. Welch
John K. Welch	Director	February 1, 2024