Form 10-Q
period 2024-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2024-05-02
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of April 26, 2024, 39,433,340 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2024	2023
Sales and service revenues
Product sales	$1,787	$1,829
Service revenues	1,018	845
Sales and service revenues	2,805	2,674
Cost of sales and service revenues
Cost of product sales	1,537	1,568
Cost of service revenues	893	756
Income from operating investments, net	12	12
Other income and gains (losses), net	(1)	(1)
General and administrative expenses	232	220
Operating income	154	141
Other income (expense)
Interest expense	(21)	(24)
Non-operating retirement benefit	44	37
Other, net	7	9
Earnings before income taxes	184	163
Federal and foreign income tax expense	31	34
Net earnings	$153	$129

Basic earnings per share	$3.87	$3.23
Weighted-average common shares outstanding	39.5	39.9

Diluted earnings per share	$3.87	$3.23
Weighted-average diluted shares outstanding	39.5	39.9

Dividends declared per share	$1.30	$1.24

Net earnings from above	$153	$129
Other comprehensive income
Change in unamortized benefit plan costs	5	4
Tax expense for items of other comprehensive income	(2)	(1)
Other comprehensive income, net of tax	3	3
Comprehensive income	$156	$132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$10	$430
Accounts receivable, net of allowance for expected credit losses of $5 million as of 2024 and $8 million as of 2023	718	461
Contract assets	1,661	1,537
Inventoried costs	199	186
Income taxes receivable	140	183
Prepaid expenses and other current assets	105	83
Total current assets	2,833	2,880
Property, plant, and equipment, net of accumulated depreciation of $2,515 million as of 2024 and $2,467 million as of 2023	3,298	3,296
Operating lease assets	251	262
Goodwill	2,618	2,618
Other intangible assets, net of accumulated amortization of $1,036 million as of 2024 and $1,009 million as of 2023	864	891
Pension plan assets	920	888
Miscellaneous other assets	383	380
Total assets	$11,167	$11,215
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$608	$554
Accrued employees’ compensation	342	382
Short-term debt and current portion of long-term debt	203	231
Current portion of postretirement plan liabilities	129	129
Current portion of workers’ compensation liabilities	225	224
Contract liabilities	936	1,063
Other current liabilities	505	449
Total current liabilities	2,948	3,032
Long-term debt	2,235	2,214
Pension plan liabilities	214	212
Other postretirement plan liabilities	239	241
Workers’ compensation liabilities	451	449
Long-term operating lease liabilities	217	228
Deferred tax liabilities	351	367
Other long-term liabilities	386	379
Total liabilities	7,041	7,122
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,709,837 shares issued and 39,509,640 shares outstanding as of March 31, 2024, and 53,595,748 shares issued and 39,618,880 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	2,038	2,045
Retained earnings	4,855	4,755
Treasury stock	(2,349)	(2,286)
Accumulated other comprehensive loss	(419)	(422)
Total stockholders’ equity	4,126	4,093
Total liabilities and stockholders’ equity	$11,167	$11,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2024	2023
Operating Activities
Net earnings	$153	$129
Adjustments to reconcile to net cash used in operating activities
Depreciation	53	55
Amortization of purchased intangibles	27	32
Amortization of debt issuance costs	2	2
Provision for expected credit losses	(3)	—
Stock-based compensation	14	12
Deferred income taxes	(17)	(30)
Loss (gain) on investments in marketable securities	(8)	(8)
Change in
Accounts receivable	(253)	(119)
Contract assets	(124)	(58)
Inventoried costs	(13)	(7)
Prepaid expenses and other assets	25	30
Accounts payable and accruals	(34)	(31)
Retiree benefits	(27)	(18)
Other non-cash transactions, net	3	2
Net cash used in operating activities	(202)	(9)
Investing Activities
Capital expenditures
Capital expenditure additions	(75)	(43)
Grant proceeds for capital expenditures	3	3
Investment in affiliates	—	(20)
Other investing activities, net	1	—
Net cash used in investing activities	(71)	(60)
Financing Activities
Repayment of long-term debt	(145)	(10)
Proceeds from revolving credit facility borrowings	42	—
Repayment of revolving credit facility borrowings	(20)	—
Net borrowings on commercial paper	117	—
Dividends paid	(51)	(49)
Repurchases of common stock	(62)	(9)
Employee taxes on certain share-based payment arrangements	(25)	(12)
Other financing activities, net	(3)	—
Net cash used in financing activities	(147)	(80)
Change in cash and cash equivalents	(420)	(149)
Cash and cash equivalents, beginning of period	430	467
Cash and cash equivalents, end of period	$10	$318
Supplemental Cash Flow Disclosure
Cash paid for interest	$10	$12
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$6	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2024 and 2023 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2022	$1	$2,022	$4,276	$(2,211)	$(599)	$3,489
Net earnings	—	—	129	—	—	129
Dividends declared ($1.24 per share)	—	—	(49)	—	—	(49)
Stock-based compensation	—	2	(2)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	3	3
Treasury stock activity	—	—	—	(9)	—	(9)
Balance as of March 31, 2023	$1	$2,024	$4,354	$(2,220)	$(596)	$3,563

Balance as of December 31, 2023	$1	$2,045	$4,755	$(2,286)	$(422)	$4,093
Net earnings	—	—	153	—	—	153
Dividends declared ($1.30 per share)	—	—	(51)	—	—	(51)
Stock-based compensation	—	(7)	(2)	—	—	(9)
Other comprehensive income, net of tax	—	—	—	—	3	3
Treasury stock activity	—	—	—	(63)	—	(63)
Balance as of March 31, 2024	$1	$2,038	$4,855	$(2,349)	$(419)	$4,126

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K").

The quarterly information is labeled using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is management's long-standing practice to establish interim closing dates using a "fiscal" calendar, which requires the businesses to close their books on a Friday near these quarter-end dates in order to normalize the potentially disruptive effects of quarterly closings on business processes. This practice only exists for interim periods within a reporting year.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $226 million and $220 million as of March 31, 2024, and December 31, 2023, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt (including current portion), excluding finance lease liabilities, as of March 31, 2024, and December 31, 2023, were $2,178 million and $2,309 million, respectively. The estimated fair values of the current portion of the Company's long-term debt, excluding finance lease liabilities, were $84 million and $229 million as of March 31, 2024, and December 31, 2023, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 of the fair value hierarchy.

Debt - In January 2024, the Company prepaid the remaining balance of $145 million on its term loan due August 19, 2024. For further information on the Company's debt, see the Company's 2023 Annual Report on Form 10-K.

3. ACCOUNTING STANDARDS UPDATES

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires new tabular and narrative segment disclosures of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements and related disclosures.

Other accounting pronouncements issued but not effective until after December 31, 2024, are not expected to have a material impact on the Company's consolidated financial position, results of operations, and cash flows.

4. STOCKHOLDERS' EQUITY

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2024, the Company repurchased 223,329 shares at an aggregate cost of $63 million, including $1 million of accrued excise tax. For the three months ended March 31, 2023, the Company repurchased 39,325 shares at an aggregate cost of $9 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $51 million and $49 million for the three months ended March 31, 2024 and 2023, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $419 million and $422 million as of March 31, 2024, and December 31, 2023, respectively.

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2024 and 2023, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2022	$(599)	$—	$(599)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	1	—	1
Tax expense for items of other comprehensive income	(1)	—	(1)
Net current period other comprehensive income	3	—	3
Balance as of March 31, 2023	$(596)	$—	$(596)

Balance as of December 31, 2023	$(422)	$—	$(422)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	2	—	2
Tax expense for items of other comprehensive income	(2)	—	(2)
Net current period other comprehensive income	3	—	3
Balance as of March 31, 2024	$(419)	$—	$(419)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 11: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023, was $2 million and $1 million, respectively.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2024	2023
Net earnings	$153	$129

Weighted-average common shares outstanding	39.5	39.9
Net dilutive effect of stock awards	—	—
Dilutive weighted-average common shares outstanding	39.5	39.9

Earnings per share - basic	$3.87	$3.23
Earnings per share - diluted	$3.87	$3.23

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") and 0.1 million Restricted Stock Rights ("RSRs") for the three months ended March 31, 2024, and 0.5 million RPSRs for the three months ended March 31, 2023.

6. REVENUE

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis, in a manner that reconciles with the Company's reportable segment disclosures, for the following categories: product versus service type, customer type, contract type, and major program. The Company believes that this level of disaggregation provides investors with information to evaluate the Company’s financial performance and provides the Company with information to make capital allocation decisions in the most appropriate manner. For more information on the Company's contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's 2023 Annual Report on Form 10-K.

The following tables present revenues on a disaggregated basis:

	Three Months Ended March 31, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$586	$1,176	$25	$—	$1,787
Service revenues	67	257	694	—	1,018
Intersegment	2	1	31	(34)	—
Sales and service revenues	$655	$1,434	$750	$(34)	$2,805
Customer Type
Federal	$653	$1,433	$717	$—	$2,803
Commercial	—	—	2	—	2
Intersegment	2	1	31	(34)	—
Sales and service revenues	$655	$1,434	$750	$(34)	$2,805
Contract Type
Firm fixed-price	$1	$2	$82	$—	$85
Fixed-price incentive	586	788	2	—	1,376
Cost-type	66	643	593	—	1,302
Time and materials	—	—	42	—	42
Intersegment	2	1	31	(34)	—
Sales and service revenues	$655	$1,434	$750	$(34)	$2,805

	Three Months Ended March 31, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$534	$1,271	$24	$—	$1,829
Service revenues	41	234	570	—	845
Intersegment	2	1	30	(33)	—
Sales and service revenues	$577	$1,506	$624	$(33)	$2,674
Customer Type
Federal	$575	$1,505	$581	$—	$2,661
Commercial	—	—	13	—	13
Intersegment	2	1	30	(33)	—
Sales and service revenues	$577	$1,506	$624	$(33)	$2,674
Contract Type
Firm fixed-price	$2	$—	$75	$—	$77
Fixed-price incentive	533	829	—	—	1,362
Cost-type	40	676	467	—	1,183
Time and materials	—	—	52	—	52
Intersegment	2	1	30	(33)	—
Sales and service revenues	$577	$1,506	$624	$(33)	$2,674

	Three Months Ended March 31
($ in millions)	2024	2023
Major Programs
Amphibious assault ships	$352	$323
Surface combatants and coast guard cutters	300	253
Other	3	1
Total Ingalls	655	577
Aircraft carriers	792	837
Submarines	516	540
Other	126	129
Total Newport News	1,434	1,506
C5ISR, CEW&S, LVC	626	518
Other	124	106
Total Mission Technologies	750	624
Intersegment eliminations	(34)	(33)
Sales and service revenues	$2,805	$2,674

As of March 31, 2024, the Company had $48.4 billion of remaining performance obligations. The Company expects to recognize approximately 40% of its remaining performance obligations as revenue through 2025, an additional 30% through 2027, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Three Months Ended March 31
($ in millions, except per share amounts)	2024	2023
Effect on operating income	$2	$9
Effect on diluted earnings per share	$0.03	$0.17

For the three months ended March 31, 2024, no individual favorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2024, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

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

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

($ in millions)	March 31, 2024	December 31, 2023
Contract assets	$1,661	$1,537
Contract liabilities	936	1,063
Net contract assets	$725	$474

The Company’s net contract assets increased $251 million from December 31, 2023, to March 31, 2024, primarily resulting from an increase in contract assets related to revenue on certain U.S. Navy contracts. For the three months ended March 31, 2024, the Company recognized revenue of $641 million related to its contract liabilities as of December 31, 2023. For the three months ended March 31, 2023, the Company recognized revenue of $551 million related to its contract liabilities as of December 31, 2022.

7. SEGMENT INFORMATION

The following table presents segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31
($ in millions)	2024	2023
Sales and Service Revenues
Ingalls	$655	$577
Newport News	1,434	1,506
Mission Technologies	750	624
Intersegment eliminations	(34)	(33)
Sales and service revenues	$2,805	$2,674
Operating Income
Ingalls	$60	$55
Newport News	82	84
Mission Technologies	28	17
Segment operating income	170	156
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(17)	(19)
Non-current state income taxes	1	4
Operating income	$154	$141

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with U.S. GAAP Financial Accounting Standards ("FAS") and our pension and other postretirement expense under U.S. Government Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment:

($ in millions)	March 31, 2024	December 31, 2023
Assets
Ingalls	$1,674	$1,619
Newport News	4,846	4,612
Mission Technologies	3,219	3,161
Corporate	1,428	1,823
Total assets	$11,167	$11,215

8. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended March 31, 2024 and 2023, were 16.8% and 20.9%, respectively. The lower effective tax rate differed from the federal statutory corporate income tax rate of 21% for the three months ended March 31, 2024, primarily due to research and development tax credits and income tax benefits associated with stock award settlement activity.

The Company's unrecognized tax benefits increased by $2 million during the three months ended March 31, 2024. As of March 31, 2024, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $100 million. Assuming a sustainment of these tax positions, a reversal of $78 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2024, interest resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million.
Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities and the tax expense or benefit associated with changes in unrecognized state tax benefits in the relevant period. These amounts are recorded within operating income. Current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income.

9. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to Financial Accounting Standards Board Accounting Standards Codification 450 - "Contingencies," the Company has accrued for losses associated with investigations, claims, and litigation when, and to the extent that, loss amounts related to the investigations, claims, and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims, and litigation may be higher or lower than the amounts accrued. The Company has also provided footnote disclosure for matters for which a material loss is reasonably possible but a reserve has not been accrued because the likelihood of a material loss is not probable.

Antitrust Complaint - On October 6, 2023, a class action antitrust lawsuit was filed against the Company and other defendants in the U.S. District Court for the Eastern District of Virginia. The lawsuit names several HII companies, among other companies, as defendants. The named plaintiffs generally allege that the defendant companies have adhered to a “gentlemen’s agreement” that prohibits any defendant from actively recruiting naval engineers from other defendants. The complaint seeks class certification, treble damages, and any other relief to which the plaintiffs are entitled. The District Court dismissed the lawsuit against all defendants in April 2024.

COVID Insurance Claim - In September 2020, the Company filed a complaint against 32 reinsurers in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. The Company also initiated arbitration proceedings against six other reinsurers seeking similar relief. In July 2021, the Vermont court granted the reinsurers’ motion for judgment on the pleadings, which would have ended the Company’s claim. The Company appealed the decision to the Vermont Supreme Court, which reversed and remanded the lower court’s decision in September 2022, allowing the Company’s claim to proceed. No assurances can be provided regarding the ultimate resolution of this matter.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve these cases during the three months ended March 31, 2024 and 2023, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

Environmental Matters - The estimated cost to complete environmental remediation is accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of March 31, 2024, the probable estimable future cost for environmental remediation was not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2024, the Company had $12 million in issued but undrawn letters of credit and $360 million of surety bonds outstanding.

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

Other Matters - The Company has been in negotiations with a Mission Technologies customer since January 2023 to address issues related to a manufacturing contract, and the parties reached an agreement to settle the matter. The Company has recorded losses relating to the contract that were not material to the Company's consolidated financial position, results of operations, or cash flows.

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

Collective Bargaining Agreements - Of the Company's more than 44,000 employees, approximately 45% are covered by a total of nine collective bargaining agreements and one site stabilization agreement. The Company believes its relationship with its employees is satisfactory.

11. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, defined contribution benefit plans, and other postretirement benefit plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$27	$28	$1	$1
Interest cost	80	86	5	5
Expected return on plan assets	(134)	(132)	—	—
Amortization of prior service cost (credit)	4	4	(1)	(1)
Amortization of net actuarial loss (gain)	5	4	(3)	(3)
Net periodic benefit (income) cost	$(18)	$(10)	$2	$2

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31
($ in millions)	2024	2023
Pension plans
Discretionary
Qualified	$—	$—
Non-qualified	3	2
Other benefit plans	7	8
Total contributions	$10	$10

As of March 31, 2024, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2024.

12. STOCK COMPENSATION PLANS

During the three months ended March 31, 2024 and 2023, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2024, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $288.33. These rights are subject to cliff vesting on December 31, 2026. For the three months ended March 31, 2023, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $215.20. These rights are subject to cliff vesting on December 31, 2025. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Restricted Stock Rights - For the three months ended March 31, 2024, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $288.33. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date. No compensation RSRs were granted for the three months ended March 31, 2023.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to ensure business continuity. For the three months ended March 31, 2024, the Company granted approximately 1,200 retention RSRs at a weighted average share price of $288.53, with cliff vesting one to two years from the grant date. For the three months ended March 31, 2023, the Company granted approximately 5,000 retention RSRs at a weighted average share price of $211.66, with cliff vesting two to three years from the grant date.

The Company also received transfers of stock awards from employees in satisfaction of tax withholding obligations associated with the vesting of stock awards during the period. Because the stock awards are surrendered in lieu of payments of cash to settle tax obligations and the stock is not issued, the Company does not account for these transfers as treasury stock.

The following table summarizes the status of the Company's outstanding stock awards as of March 31, 2024:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	545	$221.58	1.4

Compensation Expense

The Company recorded stock-based compensation for the value of awards granted to Company employees and non-employee members of the board of directors of $14 million and $12 million for the three months ended March 31, 2024 and 2023, respectively.

The Company recorded tax benefits related to stock awards of $3 million and $2 million for the three months ended March 31, 2024 and 2023, respectively. The Company recognized tax benefits associated with the issuance of stock in settlement of stock awards of $8 million and $3 million for the three months ended March 31, 2024 and 2023, respectively.

Unrecognized Compensation Expense

As of March 31, 2024, the Company had $21 million of unrecognized compensation expense associated with RSRs granted in 2024, 2023, and 2022, which will be recognized over a weighted average period of approximately 1.8 years, and $51 million of unrecognized compensation expense associated with RPSRs granted in 2024, 2023, and 2022, which will be recognized over a weighted average period of 1.6 years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. For more than a century, our Ingalls Shipbuilding segment ("Ingalls") in Mississippi and Newport News Shipbuilding segment ("Newport News") in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making us America's largest shipbuilder. Our Mission Technologies segment develops integrated technology solutions and products that enable today's connected, all-domain force. Headquartered in Newport News, Virginia, we employ over 44,000 people domestically and internationally.
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

defensive and offensive cyberspace strategies and electronic warfare; unmanned autonomous systems; live, virtual, and constructive training solutions ("LVC"); fleet sustainment; and critical nuclear operations.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2023 (our "2023 Annual Report on Form 10-K").

Business Environment

We continue to see uncertainty in the economy, our industry, and our company, with challenges for customers and suppliers, labor shortages, supply chain challenges, and inflation, among other impacts.

Defense Spending Environment - The National Defense Authorization Act ("NDAA") for fiscal year 2024 was finalized in December 2023, and the fiscal year 2024 budget cycle concluded with the enactment of the Further Consolidated Appropriations Act, 2024 (the "Act") on March 23, 2024. Final defense appropriations broadly supported shipbuilding programs, including funding for two Arleigh Burke class (DDG 51) destroyers, two Virginia class (SSN 774) attack submarines, and one Columbia class (SSBN 826) ballistic submarine. Additionally, the appropriations measure provided $500 million for advance procurement ("AP") funding for LPD-33, additional AP funding for a third DDG-51 in fiscal year 2025, and funding for Ford class (CVN 78) nuclear aircraft carrier programs. The Act also provides funding for the submarine industrial base and large surface combatant shipyard infrastructure and authorizes the Navy to enter into a multi-year procurement contract for Virginia class (SSN 774) submarines.

The President submitted the fiscal year 2025 budget request on March 11, 2024, which is now under consideration by Congress. The budget request reflects continued investment in shipbuilding, funding two Arleigh Burke class (DDG 51) surface combatants, one San Antonio class (LPD 17) amphibious warship, and the lead Block VI Virginia class (SSN 774) submarine, which is proposed to be executed as a multiyear procurement. Additionally, the budget request continues funding for Ford class (CVN 78) nuclear aircraft carriers and the first of three years of full funding for the refueling and complex overhaul of USS Harry S. Truman (CVN 75). The budget request continues investment in the submarine industrial base and research and development on next generation large surface combatants (DDG(X)) and nuclear submarines (SSN(X)).

Global Geopolitical and Economic Environment - The global geopolitical and economic environment continues to be impacted by uncertainty, heightened geopolitical tensions, and instability. Geopolitical relationships continue to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability. These global threats persist across all domains, from undersea to space to cyber, and the global market for defense products, services, and solutions is driven by these complex and evolving security challenges. Our current operating environment exists in the broader context of political and socioeconomic priorities and reflects, among other things, the continued impact of and uncertainty surrounding geopolitical tensions, financial market volatility, inflation, and a challenging labor market.

For further information on our business environment, see the discussion under Business Environment under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2023 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Retirement related benefit plans; and

•Workers' compensation.

As of March 31, 2024, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2023.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended March 31
			2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent
Sales and service revenues	$2,805	$2,674	$131	5%
Cost of product sales and service revenues	2,430	2,324	106	5%
Income from operating investments, net	12	12	—	—%
Other income and gains (losses), net	(1)	(1)	—	—%
General and administrative expenses	232	220	12	5%
Operating income	154	141	13	9%
Other income (expense)
Interest expense	(21)	(24)	3	13%
Non-operating retirement benefit	44	37	7	19%
Other, net	7	9	(2)	(22)%
Federal and foreign income taxes	31	34	(3)	(9)%
Net earnings	$153	$129	$24	19%

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

Sales and service revenues for the three months ended March 31, 2024, increased $131 million, or 5%, compared to the same period in 2023, primarily due to higher volumes at Mission Technologies.

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

General and administrative expenses for the three months ended March 31, 2024, increased $12 million from the same period in 2023, primarily due to higher overhead costs.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended March 31
			2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent
Operating income	$154	$141	$13	9%
Operating FAS/CAS Adjustment	17	19	(2)	(11)%
Non-current state income taxes	(1)	(4)	3	75%
Segment operating income	$170	$156	$14	9%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended March 31
			2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent
FAS benefit	$16	$8	$8	100%
CAS cost	11	10	1	10%
FAS/CAS Adjustment	27	18	9	50%
Non-operating retirement benefit	(44)	(37)	(7)	(19)%
Operating FAS/CAS Adjustment expense	$(17)	$(19)	$2	11%

The Operating FAS/CAS Adjustment was a net expense of $17 million and $19 million for the three months ended March 31, 2024 and 2023, respectively. The favorable change was primarily driven by demographic assumptions, offset by lower interest rates under FAS.

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

Non-current state income tax benefit was $1 million and $4 million for the three months ended March 31, 2024 and 2023, respectively. The unfavorable change was driven by an increase in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures and the timing of long-term contract income for tax purposes.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended March 31
			2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent
Sales and Service Revenues
Ingalls	$655	$577	$78	14%
Newport News	1,434	1,506	(72)	(5)%
Mission Technologies	750	624	126	20%
Intersegment eliminations	(34)	(33)	(1)	(3)%
Sales and service revenues	$2,805	$2,674	$131	5%
Operating Income
Ingalls	$60	$55	$5	9%
Newport News	82	84	(2)	(2)%
Mission Technologies	28	17	11	65%
Segment operating income	170	156	14	9%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(17)	(19)	2	11%
Non-current state income taxes	1	4	(3)	(75)%
Operating income	$154	$141	$13	9%

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

Net Cumulative Catch-up Revenue Adjustments

For the three months ended March 31, 2024 and 2023, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended March 31

($ in millions)	2024	2023
Gross favorable adjustments	$55	$64
Gross unfavorable adjustments	(53)	(55)
Net adjustments	$2	$9

For the three months ended March 31, 2024 and 2023, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended March 31

($ in millions)	2024	2023
Ingalls	$13	$14
Newport News	(12)	(9)
Mission Technologies	1	4
Net adjustments	$2	$9

Ingalls

	Three Months Ended March 31
			2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent
Sales and service revenues	$655	$577	$78	14%
Segment operating income	60	55	5	9%
As a percentage of segment sales	9.2%	9.5%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended March 31, 2024, increased $78 million, or 14%, from the same period in 2023, primarily driven by higher volumes in surface combatants and amphibious assault ships, partially offset by lower volumes in the Legend class National Security Cutter ("NSC") program.

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2024, was $60 million, compared to segment operating income of $55 million for the same period in 2023. The increase was primarily driven by the changes in volume described above.

Newport News

	Three Months Ended March 31
			2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent
Sales and service revenues	$1,434	$1,506	$(72)	(5)%
Segment operating income	82	84	(2)	(2)%
As a percentage of segment sales	5.7%	5.6%

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended March 31, 2024, decreased $72 million, or 5%, from the same period in 2023, primarily driven by lower volumes in aircraft carriers and the Virginia class (SSN 774) submarine program.

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2024, was $82 million, compared to segment operating income of $84 million for the same period in 2023. The decrease was primarily driven by the changes in volume described above.

Mission Technologies

	Three Months Ended March 31
			2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent
Sales and service revenues	$750	$624	$126	20%
Segment operating income	28	17	11	65%
As a percentage of segment sales	3.7%	2.7%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended March 31, 2024, increased $126 million, or 20%, from the same period in 2023, primarily due to higher volumes in C5ISR and cyber, electronic warfare & space ("CEW&S").

Segment Operating Income

Mission Technologies segment operating income for the three months ended March 31, 2024, was $28 million, compared to segment operating income of $17 million for the same period in 2023. The increase was primarily driven by the higher volumes described above.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following table presents segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended March 31		2024 vs. 2023		Three Months Ended March 31		2024 vs. 2023
Segment Information	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Ingalls
Product	$586	$534	$52	10%	$491	$440	$51	12%
Service	67	41	26	63%	58	34	24	71%
Intersegment	2	2	—	—%	2	2	—	—%
Total Ingalls	655	577	78	14%	551	476	75	16%
Newport News
Product	1,176	1,271	(95)	(7)%	1,001	1,092	(91)	(8)%
Service	257	234	23	10%	212	198	14	7%
Intersegment	1	1	—	—%	1	1	—	—%
Total Newport News	1,434	1,506	(72)	(5)%	1,214	1,291	(77)	(6)%
Mission Technologies
Product	25	24	1	4%	31	20	11	55%
Service	694	570	124	22%	620	521	99	19%
Intersegment	31	30	1	3%	31	30	1	3%
Total Mission Technologies	750	624	126	20%	682	571	111	19%
Segment Totals
Product	$1,787	$1,829	$(42)	(2)%	$1,523	$1,552	$(29)	(2)%
Service	1,018	845	173	20%	890	753	137	18%
Total Segment[1]	$2,805	$2,674	$131	5%	$2,413	$2,305	$108	5%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended March 31, 2024, decreased $42 million, or 2%, from the same period in 2023, primarily as a result of lower volumes at Newport News in aircraft carriers and the Virginia class (SSN 774) submarine program, partially offset by higher volumes at Ingalls in amphibious assault ships and surface combatants.

Segment cost of product sales for the three months ended March 31, 2024, decreased $29 million, or 2%, compared with the same period in 2023, consistent with the lower product sales described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended March 31, 2024, increased $173 million, or 20%, from the same period in 2023, primarily as a result of higher volumes at Mission Technologies in C5ISR and CEW&S.

Segment cost of service revenues for the three months ended March 31, 2024, increased $137 million, or 18%, compared with the same period in 2023, consistent with the higher service volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended March 31, 2024, was $21 million, compared with $24 million for the same period in 2023. The decrease was driven by a decrease in outstanding long-term debt from the prior year period.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three months ended March 31, 2024, the non-operating retirement benefit was $44 million, compared with $37 million for the same period in 2023. The favorable change was primarily driven by higher 2023 returns on plan assets.

Other, Net

Other, net income for the three months ended March 31, 2024, was $7 million, compared with other, net income of $9 million for the same period in 2023. The decrease was primarily driven by lower unrealized net gains in investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended March 31, 2024 and 2023, were 16.8% and 20.9%, respectively. The lower effective tax rate differed from the federal statutory corporate income tax rate of 21% for the three months ended March 31, 2024, primarily due to research and development tax credits and income tax benefits associated with stock award settlement activity.

BACKLOG

Total backlog as of March 31, 2024, and December 31, 2023, was $48.4 billion and $48.1 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of March 31, 2024, and December 31, 2023:

	March 31, 2024			December 31, 2023
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$13,133	$2,059	$15,192	$12,546	$3,201	$15,747
Newport News	12,132	16,075	28,207	11,890	15,349	27,239
Mission Technologies	1,692	3,328	5,020	1,545	3,590	5,135
Total backlog	$26,957	$21,462	$48,419	$25,981	$22,140	$48,121

We expect approximately 22% of the $48.1 billion total backlog as of December 31, 2023, to be converted into sales in 2024. U.S. Government orders comprised substantially all of the backlog as of March 31, 2024, and December 31, 2023.

Contract Awards

The value of new contract awards during the three months ended March 31, 2024, was $3.1 billion, including an award for the maintenance and overhaul of USS Boise (SSN 764) and an advanced planning contract for the refueling and complex overhaul ("RCOH") of USS Harry S. Truman (CVN 75).

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

The following table summarizes key components of cash flow provided by operating activities:

	Three Months Ended March 31		2024 vs. 2023

($ in millions)	2024	2023	Dollars
Net earnings	$153	$129	$24
Depreciation and amortization	82	89	(7)
Provision for expected credit losses	(3)	—	(3)
Stock-based compensation	14	12	2
Deferred income taxes	(17)	(30)	13
Loss (gain) on investments in marketable securities	(8)	(8)	—
Retiree benefits	(27)	(18)	(9)
Trade working capital increase	(396)	(183)	(213)
Net cash used in operating activities	$(202)	$(9)	$(193)
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the three months ended March 31, 2024 and 2023, as classified in our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2024, was $202 million, compared with $9 million used in operating activities for the same period in 2023. The unfavorable change in operating cash flow was primarily due to an unfavorable change in trade working capital driven by the timing of receipts of accounts receivable and payments of accounts payable.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning April 1, 2024, and beyond such 12-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2024, was $71 million, compared with $60 million used in investing activities for the same period in 2023. The change in investing cash was primarily driven by an increase in capital expenditures, partially offset by additional investment in one of our unconsolidated nuclear and environmental joint ventures in 2023.

For 2024, we expect our capital expenditures for maintenance and sustainment to be approximately 1.5% to 2.0% of annual revenues and our discretionary capital expenditures to be approximately 2.5% to 3.5% of annual revenues. We expect our capital expenditures to increase from the past few years due to investments to expand our shipbuilding capacity.
Financing Activities

Cash used in financing activities for the three months ended March 31, 2024, was $147 million, compared with $80 million used in financing activities for the same period in 2023. The change in cash used in financing activities was primarily due to a $135 million increase in repayments on a term loan, a $53 million increase in common stock repurchases, and a $13 million increase in employee taxes on certain share-based payment arrangements, partially offset by a $117 million increase in proceeds from our commercial paper program and a $22 million increase in net proceeds from revolving credit facility borrowings.

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

The following table reconciles net cash used in operating activities to free cash flow:

	Three Months Ended March 31		2024 vs. 2023

($ in millions)	2024	2023	Dollars
Net cash used in operating activities	$(202)	$(9)	$(193)
Less capital expenditures:
Capital expenditure additions	(75)	(43)	(32)
Grant proceeds for capital expenditures	3	3	—
Free cash flow	$(274)	$(49)	$(225)

Free cash flow for the three months ended March 31, 2024, decreased $225 million from the same period in 2023, primarily due to an unfavorable change in trade working capital and higher capital expenditures.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2024 and 2023, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2024, $12 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of March 31, 2024, we had no other significant off-balance sheet arrangements.

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

Additional factors include those described in our 2023 Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the SEC.

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.5 billion revolving credit facility and a $1 billion commercial paper program. An increase of 1% in interest rates on the $117 million outstanding under our commercial paper program and the $22 million outstanding under our revolving credit facility as of March 31, 2024, would increase the interest expense on our debt by approximately $1 million on an annual basis.

Inflation - Macroeconomic factors have contributed, and we expect will continue to contribute, to increasing cost inflation for raw materials, components, and supplies. We mitigate some cost inflation risk by negotiating long-term agreements with certain raw material suppliers and incorporating price escalation provisions in customer contracts to the extent possible. We include assumptions of anticipated cost growth in the development of our contract cost of completion estimates, but if inflationary conditions continue over the long-term, our cost assumptions may not be sufficient to cover all cost escalation or may impact the availability of resources to execute the respective contracts. Persistent cost inflation over the long-term may have an adverse impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2024. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer)
and Chief Financial Officer (principal financial officer) concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Consistent with the requirements of SEC Regulation S-K, Item 103, our threshold for disclosing any environmental legal proceeding involving a governmental authority is potential monetary sanctions, exclusive of interest and costs, that our management believes will exceed $1 million.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2023 Annual Report on Form 10–K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[2,3]
January 1, 2024 to January 31, 2024	45,159	$254.77	45,159	$1,503.1
February 1, 2024 to February 29, 2024	137,506	281.16	52,119	1,489.0
March 1, 2024 to March 31, 2024	126,378	290.96	126,051	1,452.4
Total	309,043	$281.31	223,329	$1,452.4
1 We purchased an aggregate of 223,329 shares of our common stock in the open market pursuant to our repurchase program, and 85,714 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock rights during the period.
2 From the stock repurchase program's inception through March 31, 2024, we have purchased 14,200,197 shares at an average price of $165.32 per share for a total of $2.3 billion.
3 In November 2012, we announced the establishment of our stock repurchase program. In January 2024, our board of directors authorized an increase in the stock repurchase program to $3.8 billion and an extension of the term to December 31, 2028.

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

Date:	May 2, 2024	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)