Form 10-Q
period 2024-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2024-08-01
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of July 26, 2024, 39,215,232 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2024	2023	2024	2023
Sales and service revenues
Product sales	$1,926	$1,879	$3,713	$3,708
Service revenues	1,051	908	2,069	1,753
Sales and service revenues	2,977	2,787	5,782	5,461
Cost of sales and service revenues
Cost of product sales	1,627	1,602	3,164	3,170
Cost of service revenues	918	796	1,811	1,552
Income from operating investments, net	11	4	23	16
Other income and gains, net	1	1	—	—
General and administrative expenses	255	238	487	458
Operating income	189	156	343	297
Other income (expense)
Interest expense	(24)	(24)	(45)	(48)
Non-operating retirement benefit	46	37	90	74
Other, net	5	—	12	9
Earnings before income taxes	216	169	400	332
Federal and foreign income tax expense	43	39	74	73
Net earnings	$173	$130	$326	$259

Basic earnings per share	$4.38	$3.27	$8.25	$6.49
Weighted-average common shares outstanding	39.5	39.8	39.5	39.9

Diluted earnings per share	$4.38	$3.27	$8.25	$6.49
Weighted-average diluted shares outstanding	39.5	39.8	39.5	39.9

Dividends declared per share	$1.30	$1.24	$2.60	$2.48

Net earnings from above	$173	$130	$326	$259
Other comprehensive income
Change in unamortized benefit plan costs	4	5	9	9
Tax expense for items of other comprehensive income	—	(1)	(2)	(2)
Other comprehensive income, net of tax	4	4	7	7
Comprehensive income	$177	$134	$333	$266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$11	$430
Accounts receivable, net of allowance for expected credit losses of $2 million as of 2024 and $8 million as of 2023	706	461
Contract assets	1,694	1,537
Inventoried costs	198	186
Income taxes receivable	197	183
Prepaid expenses and other current assets	106	83
Total current assets	2,912	2,880
Property, plant, and equipment, net of accumulated depreciation of $2,494 million as of 2024 and $2,467 million as of 2023	3,342	3,296
Operating lease assets	259	262
Goodwill	2,618	2,618
Other intangible assets, net of accumulated amortization of $1,063 million as of 2024 and $1,009 million as of 2023	837	891
Pension plan assets	952	888
Miscellaneous other assets	390	380
Total assets	$11,310	$11,215
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$652	$554
Accrued employees’ compensation	354	382
Short-term debt and current portion of long-term debt	942	231
Current portion of postretirement plan liabilities	129	129
Current portion of workers’ compensation liabilities	225	224
Contract liabilities	886	1,063
Other current liabilities	375	449
Total current liabilities	3,563	3,032
Long-term debt	1,715	2,214
Pension plan liabilities	216	212
Other postretirement plan liabilities	235	241
Workers’ compensation liabilities	451	449
Long-term operating lease liabilities	224	228
Deferred tax liabilities	341	367
Other long-term liabilities	387	379
Total liabilities	7,132	7,122
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,710,514 shares issued and 39,260,208 shares outstanding as of 2024, and 53,595,748 shares issued and 39,618,880 shares outstanding as of 2023	1	1
Additional paid-in capital	2,029	2,045
Retained earnings	4,977	4,755
Treasury stock	(2,414)	(2,286)
Accumulated other comprehensive loss	(415)	(422)
Total stockholders’ equity	4,178	4,093
Total liabilities and stockholders’ equity	$11,310	$11,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2024	2023
Operating Activities:
Net earnings	$326	$259
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	106	110
Amortization of purchased intangibles	54	64
Other non-cash transactions, net	2	14
Stock-based compensation	7	18
Deferred income taxes	(28)	(62)
Gain on investments in marketable securities	(11)	(12)
Change in
Accounts receivable	(239)	(149)
Contract assets	(157)	(27)
Inventoried costs	(12)	(7)
Prepaid expenses and other assets	(38)	(42)
Accounts payable and accruals	(164)	(57)
Retiree benefits	(57)	(36)
Net cash provided by (used in) operating activities	(211)	73
Investing Activities:
Capital expenditures
Capital expenditure additions	(165)	(111)
Grant proceeds for capital expenditures	3	3
Investment in affiliates	—	(24)
Proceeds from equity method investments	—	61
Other investing activities, net	—	1
Net cash used in investing activities	(162)	(70)
Financing Activities:
Repayment of long-term debt	(229)	(30)
Proceeds from revolving credit facility borrowings	42	—
Repayment of revolving credit facility borrowings	(42)	—
Net borrowings on commercial paper	440	—
Dividends paid	(102)	(99)
Repurchases of common stock	(127)	(16)
Employee taxes on certain share-based payment arrangements	(25)	(12)
Other financing activities, net	(3)	—
Net cash used in financing activities	(46)	(157)
Change in cash and cash equivalents	(419)	(154)
Cash and cash equivalents, beginning of period	430	467
Cash and cash equivalents, end of period	$11	$313
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$157	$172
Cash paid for interest	$51	$51
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$9	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2024 and 2023 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of March 31, 2023	$1	$2,024	$4,354	$(2,220)	$(596)	$3,563
Net earnings	—	—	130	—	—	130
Dividends declared ($1.24 per share)	—	—	(50)	—	—	(50)
Stock-based compensation	—	6	—	—	—	6
Other comprehensive income, net of tax	—	—	—	—	4	4
Treasury stock activity	—	—	—	(7)	—	(7)
Balance as of June 30, 2023	$1	$2,030	$4,434	$(2,227)	$(592)	$3,646

Balance as of March 31, 2024	$1	$2,038	$4,855	$(2,349)	$(419)	$4,126
Net earnings	—	—	173	—	—	173
Dividends declared ($1.30 per share)	—	—	(51)	—	—	(51)
Stock-based compensation	—	(9)	—	—	—	(9)
Other comprehensive income, net of tax	—	—	—	—	4	4
Treasury stock activity	—	—	—	(65)	—	(65)
Balance as of June 30, 2024	$1	$2,029	$4,977	$(2,414)	$(415)	$4,178

Six Months Ended June 30, 2024 and 2023 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2022	$1	$2,022	$4,276	$(2,211)	$(599)	$3,489
Net earnings	—	—	259	—	—	259
Dividends declared ($2.48 per share)	—	—	(99)	—	—	(99)
Stock-based compensation	—	8	(2)	—	—	6
Other comprehensive income, net of tax	—	—	—	—	7	7
Treasury stock activity	—	—	—	(16)	—	(16)
Balance as of June 30, 2023	$1	$2,030	$4,434	$(2,227)	$(592)	$3,646

Balance as of December 31, 2023	$1	$2,045	$4,755	$(2,286)	$(422)	$4,093
Net earnings	—	—	326	—	—	326
Dividends declared ($2.60 per share)	—	—	(102)	—	—	(102)
Stock-based compensation	—	(16)	(2)	—	—	(18)
Other comprehensive income, net of tax	—	—	—	—	7	7
Treasury stock activity	—	—	—	(128)	—	(128)
Balance as of June 30, 2024	$1	$2,029	$4,977	$(2,414)	$(415)	$4,178

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $227 million and $220 million as of June 30, 2024, and December 31, 2023, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt (including current portion), excluding finance lease liabilities, as of June 30, 2024, and December 31, 2023, were $2,081 million and $2,309 million, respectively. The estimated fair values of the current portion of the Company's long-term debt, excluding finance lease liabilities, were $492 million and $229 million as of June 30, 2024, and December 31, 2023, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 of the fair value hierarchy.

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

4. STOCKHOLDERS' EQUITY

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2024, the Company repurchased 473,438 shares at an aggregate cost of $128 million, including $1 million of accrued excise tax. For the six months ended June 30, 2023, the Company repurchased 75,849 shares at an aggregate cost of $16 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $102 million and $99 million for the six months ended June 30, 2024 and 2023, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $415 million and $422 million as of June 30, 2024, and December 31, 2023, respectively.

The changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2024 and 2023, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of March 31, 2023	$(596)	$—	$(596)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	5	—	5
Tax expense for items of other comprehensive income	(1)	—	(1)
Net current period other comprehensive income	4	—	4
Balance as of June 30, 2023	$(592)	$—	$(592)

Balance as of March 31, 2024	$(419)	$—	$(419)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	4	—	4
Net current period other comprehensive income	4	—	4
Balance as of June 30, 2024	$(415)	$—	$(415)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2022	$(599)	$—	$(599)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	8	—	8
Amortization of net actuarial loss[1]	1	—	1
Tax expense for items of other comprehensive income	(2)	—	(2)
Net current period other comprehensive income	7	—	7
Balance as of June 30, 2023	$(592)	$—	$(592)

Balance as of December 31, 2023	$(422)	$—	$(422)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	7	—	7
Amortization of net actuarial loss[1]	2	—	2
Tax expense for items of other comprehensive income	(2)	—	(2)
Net current period other comprehensive income	7	—	7
Balance as of June 30, 2024	$(415)	$—	$(415)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 11: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the three months ended June 30, 2024 and 2023, was less than $1 million and $1 million, respectively. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for each of the six months ended June 30, 2024 and 2023, was $2 million.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2024	2023	2024	2023
Net earnings	$173	$130	$326	$259

Weighted-average common shares outstanding	39.5	39.8	39.5	39.9
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	39.5	39.8	39.5	39.9

Earnings per share - basic	$4.38	$3.27	$8.25	$6.49
Earnings per share - diluted	$4.38	$3.27	$8.25	$6.49

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") and 0.1 million Restricted Stock Rights ("RSRs") for each of the three and six months ended June 30, 2024, and 0.5 million RPSRs for each of the three and six months ended June 30, 2023.

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

The following tables present revenues on a disaggregated basis:

	Three Months Ended June 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$631	$1,263	$32	$—	$1,926
Service revenues	80	271	700	—	1,051
Intersegment	1	1	33	(35)	—
Sales and service revenues	$712	$1,535	$765	$(35)	$2,977
Customer Type
Federal	$711	$1,533	$730	$—	$2,974
Commercial	—	1	1	—	2
State and local government agencies	—	—	1	—	1
Intersegment	1	1	33	(35)	—
Sales and service revenues	$712	$1,535	$765	$(35)	$2,977
Contract Type
Firm fixed-price	$1	$2	$85	$—	$88
Fixed-price incentive	630	812	3	—	1,445
Cost-type	80	720	599	—	1,399
Time and materials	—	—	45	—	45
Intersegment	1	1	33	(35)	—
Sales and service revenues	$712	$1,535	$765	$(35)	$2,977

	Three Months Ended June 30, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$604	$1,247	$28	$—	$1,879
Service revenues	57	262	589	—	908
Intersegment	3	—	28	(31)	—
Sales and service revenues	$664	$1,509	$645	$(31)	$2,787
Customer Type
Federal	$661	$1,509	$608	$—	$2,778
Commercial	—	—	9	—	9
Intersegment	3	—	28	(31)	—
Sales and service revenues	$664	$1,509	$645	$(31)	$2,787
Contract Type
Firm fixed-price	$—	$2	$84	$—	$86
Fixed-price incentive	606	824	1	—	1,431
Cost-type	55	683	476	—	1,214
Time and materials	—	—	56	—	56
Intersegment	3	—	28	(31)	—
Sales and service revenues	$664	$1,509	$645	$(31)	$2,787

	Six Months Ended June 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,217	$2,439	$57	$—	$3,713
Service revenues	147	528	1,394	—	2,069
Intersegment	3	2	64	(69)	—
Sales and service revenues	$1,367	$2,969	$1,515	$(69)	$5,782
Customer Type
Federal	$1,364	$2,966	$1,447	$—	$5,777
Commercial	—	1	3	—	4
State and local government agencies	—	—	1	—	1
Intersegment	3	2	64	(69)	—
Sales and service revenues	$1,367	$2,969	$1,515	$(69)	$5,782
Contract Type
Firm fixed-price	$2	$4	$167	$—	$173
Fixed-price incentive	1,216	1,600	5	—	2,821
Cost-type	146	1,363	1,192	—	2,701
Time and materials	—	—	87	—	87
Intersegment	3	2	64	(69)	—
Sales and service revenues	$1,367	$2,969	$1,515	$(69)	$5,782

	Six Months Ended June 30, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,138	$2,518	$52	$—	$3,708
Service revenues	98	496	1,159	—	1,753
Intersegment	5	1	58	(64)	—
Sales and service revenues	$1,241	$3,015	$1,269	$(64)	$5,461
Customer Type
Federal	$1,236	$3,014	$1,189	$—	$5,439
Commercial	—	—	22	—	22
Intersegment	5	1	58	(64)	—
Sales and service revenues	$1,241	$3,015	$1,269	$(64)	$5,461
Contract Type
Firm fixed-price	$2	$2	$159	$—	$163
Fixed-price incentive	1,139	1,653	1	—	2,793
Cost-type	95	1,359	943	—	2,397
Time and materials	—	—	108	—	108
Intersegment	5	1	58	(64)	—
Sales and service revenues	$1,241	$3,015	$1,269	$(64)	$5,461

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Major Programs
Amphibious assault ships	$413	$374	$765	$697
Surface combatants and coast guard cutters	297	287	597	540
Other	2	3	5	4
Total Ingalls	712	664	1,367	1,241
Aircraft carriers	831	828	1,623	1,665
Submarines	563	537	1,079	1,077
Other	141	144	267	273
Total Newport News	1,535	1,509	2,969	3,015
C5ISR, CEW&S, LVC	638	524	1,264	1,042
Other	127	121	251	227
Total Mission Technologies	765	645	1,515	1,269
Intersegment eliminations	(35)	(31)	(69)	(64)
Sales and service revenues	$2,977	$2,787	$5,782	$5,461

As of June 30, 2024, the Company had $48.5 billion of remaining performance obligations. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue through 2025, an additional 30% through 2027, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2024	2023	2024	2023
Effect on operating income	$24	$20	$26	$29
Effect on diluted earnings per share	$0.48	$0.41	$0.51	$0.58

The Company’s multi-year shipbuilding contracts with the U.S. Government are routinely modified as the result of unpriced change orders arising in the ordinary course of business. These anticipated changes are accounted for as contract modifications when the scope of the work has been approved and it is probable that the price will be approved. The Company recognizes variable consideration included in the transaction price for a modified contract to the extent the Company believes a significant reversal of revenue is not probable.

For the three months ended June 30, 2024, cumulative catch-up revenue adjustments included a favorable adjustment of $28 million for contract adjustments and incentives on the refueling and complex overhaul ("RCOH") of USS John C. Stennis (CVN 74) at the Company's Newport News segment. For the six months ended June 30, 2024, no individual favorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2024, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

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

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

($ in millions)	June 30, 2024	December 31, 2023
Contract assets	$1,694	$1,537
Contract liabilities	886	1,063
Net contract assets	$808	$474

The Company’s net contract assets increased $334 million from December 31, 2023, to June 30, 2024, primarily as a result of an increase in contract assets related to revenue on certain U.S. Navy contracts. For the three and six months ended June 30, 2024, the Company recognized revenue of $283 million and $924 million, respectively, related to its contract liabilities as of December 31, 2023. For the three and six months ended June 30, 2023, the Company recognized revenue of $122 million and $673 million, respectively, related to its contract liabilities as of December 31, 2022.

7. SEGMENT INFORMATION

The following table presents segment results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
Sales and Service Revenues
Ingalls	$712	$664	$1,367	$1,241
Newport News	1,535	1,509	2,969	3,015
Mission Technologies	765	645	1,515	1,269
Intersegment eliminations	(35)	(31)	(69)	(64)
Sales and service revenues	$2,977	$2,787	$5,782	$5,461
Operating Income
Ingalls	$56	$65	$116	$120
Newport News	111	95	193	179
Mission Technologies	36	9	64	26
Segment operating income	203	169	373	325
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(15)	(17)	(32)	(36)
Non-current state income taxes	1	4	2	8
Operating income	$189	$156	$343	$297

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with U.S. GAAP Financial Accounting Standards ("FAS") and our pension and other postretirement expense under U.S. Government Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment:

($ in millions)	June 30, 2024	December 31, 2023
Assets
Ingalls	$1,715	$1,619
Newport News	4,829	4,612
Mission Technologies	3,243	3,161
Corporate	1,523	1,823
Total assets	$11,310	$11,215

8. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended June 30, 2024 and 2023, were 19.9% and 23.1%, respectively. For the six months ended June 30, 2024 and 2023, the Company's effective income tax rates on earnings from operations were 18.5% and 22.0%, respectively. The lower effective tax rate for each of the three and six months ended June 30, 2024, was primarily attributable to a taxable gain associated with the sale of the Company’s interest in the Titan joint venture recorded in 2023.

For the three months ended June 30, 2024, the Company’s effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to research and development tax credits. For the six months ended June 30, 2024, the Company’s effective tax rate differed from the federal statutory corporate income tax rate primarily due to research and development tax credits and income tax benefits associated with stock award settlement activity.

The Company's unrecognized tax benefits increased by $2 million and $4 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $102 million. Assuming a sustainment of these tax positions, a reversal of $79 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods. The potential decrease in unrecognized tax benefits in the next 12 months due to the potential lapse of the statute of limitations, as described in Note 12 of the Company’s 2023 Annual Report on Form 10-K, decreased from $17 million to $5 million as a result of an extension of the statute of limitations during the second quarter of 2024.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2024, interest resulting from the unrecognized tax benefits noted above increased income tax expense by $2 million and $3 million, respectively.
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

9. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. Pursuant to FASB Accounting Standards Codification 450 - "Contingencies," the Company has accrued for losses associated with investigations, claims, and litigation when, and to the extent that, loss amounts related to the investigations, claims, and litigation are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such investigations, claims, and litigation may be higher or lower than the amounts accrued. The Company has also provided footnote disclosure for matters for which a material loss is reasonably possible but a reserve has not been accrued because the likelihood of a material loss is not probable.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve these cases during the six months ended June 30, 2024 and 2023, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

10. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements and contract modifications in the process of negotiation, contract changes, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. The Company believes its outstanding customer settlements will be resolved without material impact to its financial position, results of operations, or cash flows.

Environmental Matters - The estimated cost to complete environmental remediation is accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of June 30, 2024, the probable estimable future cost for environmental remediation was not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2024, the Company had $11 million in issued but undrawn letters of credit and $360 million of surety bonds outstanding.

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

Other Matters - The Company was in negotiations with a Mission Technologies customer beginning January 2023 to address issues related to a manufacturing contract, and the parties settled the matter in May 2024. The Company has recorded losses relating to the contract that were not material to the Company's consolidated financial position, results of operations, or cash flows.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$27	$28	$2	$2	$54	$56	$3	$3
Interest cost	81	86	4	5	161	172	9	10
Expected return on plan assets	(135)	(133)	—	—	(269)	(265)	—	—
Amortization of prior service cost (credit)	4	5	—	—	8	9	(1)	(1)
Amortization of net actuarial loss (gain)	4	4	(4)	(4)	9	8	(7)	(7)
Net periodic benefit (income) cost	$(19)	$(10)	$2	$3	$(37)	$(20)	$4	$5

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30
($ in millions)	2024	2023
Pension plans
Discretionary
Qualified	$—	$—
Non-qualified	6	5
Other benefit plans	18	16
Total contributions	$24	$21

As of June 30, 2024, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2024.

12. STOCK COMPENSATION PLANS

During the six months ended June 30, 2024 and 2023, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2024, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $288.33. These rights are subject to cliff vesting on December 31, 2026. For the six months ended June 30, 2023, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $214.92. These rights are subject to cliff vesting on December 31, 2025. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the six months ended June 30, 2024, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $288.26. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date. No compensation RSRs were granted for the six months ended June 30, 2023.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. For the six months ended June 30, 2024, the Company granted approximately 1,200 retention RSRs at a weighted average share price of $288.53, with cliff vesting one to two years from the grant date. For the six months ended June 30, 2023, the Company granted approximately 7,400 retention RSRs at a weighted average share price of $210.90, with cliff vesting two to three years from the grant date.

The Company also received transfers of stock awards from employees in satisfaction of tax withholding obligations associated with the vesting of stock awards during the period. Because the stock awards are surrendered in lieu of payments of cash to settle tax obligations and the stock is not issued, the Company does not account for these transfers as treasury stock.

The following table summarizes the status of the Company's outstanding stock awards as of June 30, 2024:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	550	$221.69	1.2

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

Business Environment

We continue to see uncertainty in the economy, our industry, and our company, with challenges for customers and suppliers, labor and supply chain challenges, and inflation, among other impacts.

Defense Spending Environment - The President submitted the fiscal year 2025 Budget Request on March 11, 2024, which is now under consideration by Congress. The budget request reflects continued investment in shipbuilding, funding two Arleigh Burke class (DDG 51) surface combatants, one San Antonio class (LPD 17) amphibious warship, and the lead Block VI Virginia class (SSN 774) submarine, which is proposed to be executed as a multiyear procurement. Additionally, the budget request continues funding for Ford class (CVN 78) nuclear aircraft carriers and the first of three years of full funding for the refueling and complex overhaul of USS Harry S. Truman (CVN 75). The budget request continues investment in the submarine industrial base and research and development on next generation large surface combatants (DDG(X)) and nuclear submarines (SSN(X)).

Congressional consideration of the fiscal year 2025 President’s Budget Request began following its release in March 2024 and is continuing. Each of the House and Senate Armed Services Committees have acted on their respective National Defense Authorization bills for fiscal year 2025. The full House approved its authorization bill and the Senate version awaits Senate floor consideration before the two bills are reconciled to produce a final authorization measure. The full House also approved the fiscal year 2025 defense appropriations bill. The Senate Appropriations Committee has yet to conduct markups of the Senate defense appropriations bill, and the timing of committee action remains uncertain. We cannot predict the outcome of the fiscal year 2025 budget process or whether short-term funding will be required in the event annual appropriations measures are not finalized by the October 1, 2024 start of the next fiscal year.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2023 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Retirement related benefit plans; and

•Workers' compensation.

As of June 30, 2024, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2023.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended June 30				Six Months Ended June 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and service revenues	$2,977	$2,787	$190	7%	$5,782	$5,461	$321	6%
Cost of product sales and service revenues	2,545	2,398	147	6%	4,975	4,722	253	5%
Income from operating investments, net	11	4	7	175%	23	16	7	44%
Other income and gains, net	1	1	—	—%	—	—	—	—%
General and administrative expenses	255	238	17	7%	487	458	29	6%
Operating income	189	156	33	21%	343	297	46	15%
Other income (expense)
Interest expense	(24)	(24)	—	—%	(45)	(48)	3	6%
Non-operating retirement benefit	46	37	9	24%	90	74	16	22%
Other, net	5	—	5	—%	12	9	3	33%
Federal and foreign income taxes	43	39	4	10%	74	73	1	1%
Net earnings	$173	$130	$43	33%	$326	$259	$67	26%

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

Sales and service revenues for the three months ended June 30, 2024, increased $190 million, or 7%, compared to the same period in 2023, primarily due to higher volumes at Mission Technologies, Ingalls, and Newport News. Sales and service revenues for the six months ended June 30, 2024, increased $321 million, or 6%, compared to the same period in 2023, primarily due to higher volumes at Mission Technologies and Ingalls, partially offset by lower volumes at Newport News.

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

General and administrative expenses for the three and six months ended June 30, 2024, increased $17 million and $29 million, respectively, from the same periods in 2023, primarily due to higher overhead costs, including bid and proposal costs.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended June 30				Six Months Ended June 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Operating income	$189	$156	$33	21%	$343	$297	$46	15%
Operating FAS/CAS Adjustment	15	17	(2)	(12)%	32	36	(4)	(11)%
Non-current state income taxes	(1)	(4)	3	75%	(2)	(8)	6	75%
Segment operating income	$203	$169	$34	20%	$373	$325	$48	15%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
FAS benefit	$17	$7	$10	143%	$33	$15	$18	120%
CAS cost	14	13	1	8%	25	23	2	9%
FAS/CAS Adjustment	31	20	11	55%	58	38	20	53%
Non-operating retirement benefit	(46)	(37)	(9)	(24)%	(90)	(74)	(16)	(22)%
Operating FAS/CAS Adjustment expense	$(15)	$(17)	$2	12%	$(32)	$(36)	$4	11%

The Operating FAS/CAS Adjustment was a net expense of $15 million and $17 million for the three months ended June 30, 2024 and 2023, respectively. The Operating FAS/CAS Adjustment was a net expense of $32 million and $36 million for the six months ended June 30, 2024 and 2023, respectively. The favorable change in the Operating FAS/CAS Adjustment for each period was primarily driven by demographic assumptions, partially offset by lower interest rates under FAS.

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

Non-current state income tax benefit was $1 million and $4 million for the three months ended June 30, 2024 and 2023, respectively. Non-current state income tax benefit was $2 million and $8 million for the six months ended June 30, 2024 and 2023, respectively. The unfavorable change in non-current state income taxes for each period was driven by an increase in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures and the timing of long-term contract income for tax purposes.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended June 30				Six Months Ended June 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and Service Revenues
Ingalls	$712	$664	$48	7%	$1,367	$1,241	$126	10%
Newport News	1,535	1,509	26	2%	2,969	3,015	(46)	(2)%
Mission Technologies	765	645	120	19%	1,515	1,269	246	19%
Intersegment eliminations	(35)	(31)	(4)	(13)%	(69)	(64)	(5)	(8)%
Sales and service revenues	$2,977	$2,787	$190	7%	$5,782	$5,461	$321	6%
Operating Income
Ingalls	$56	$65	$(9)	(14)%	$116	$120	$(4)	(3)%
Newport News	111	95	16	17%	193	179	14	8%
Mission Technologies	36	9	27	300%	64	26	38	146%
Segment operating income	203	169	34	20%	373	325	48	15%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(15)	(17)	2	12%	(32)	(36)	4	11%
Non-current state income taxes	1	4	(3)	(75)%	2	8	(6)	(75)%
Operating income	$189	$156	$33	21%	$343	$297	$46	15%

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

Net Cumulative Catch-up Revenue Adjustments

For the three and six months ended June 30, 2024 and 2023, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended June 30		Six Months Ended June 30

($ in millions)	2024	2023	2024	2023
Gross favorable adjustments	$83	$72	$138	$136
Gross unfavorable adjustments	(59)	(52)	(112)	(107)
Net adjustments	$24	$20	$26	$29

For the three and six months ended June 30, 2024 and 2023, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended June 30		Six Months Ended June 30

($ in millions)	2024	2023	2024	2023
Ingalls	$6	$17	$19	$31
Newport News	10	—	(2)	(9)
Mission Technologies	8	3	9	7
Net adjustments	$24	$20	$26	$29

See Note 6: Revenue for additional information on our net cumulative catch-up revenue adjustments.

Ingalls

	Three Months Ended June 30				Six Months Ended June 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and service revenues	$712	$664	$48	7%	$1,367	$1,241	$126	10%
Segment operating income	56	65	(9)	(14)%	116	120	(4)	(3)%
As a percentage of segment sales	7.9%	9.8%			8.5%	9.7%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended June 30, 2024, increased $48 million, or 7%, from the same period in 2023, primarily driven by higher volumes in amphibious assault ships and surface combatants, partially offset by lower volumes in the Legend class National Security Cutter ("NSC") program.

Ingalls revenues, including intersegment sales, for the six months ended June 30, 2024, increased $126 million, or 10%, from the same period in 2023, primarily driven by higher volumes in surface combatants and amphibious assault ships, partially offset by lower volumes in the NSC program.

Segment Operating Income

Ingalls segment operating income for the three and six months ended June 30, 2024, was $56 million and $116 million, respectively, compared to segment operating income of $65 million and $120 million, respectively, for the same periods in 2023. The decreases were primarily driven by lower performance on surface combatants, partially offset by a delivery contract incentive on Richard M. McCool Jr. (LPD 29).

Newport News

	Three Months Ended June 30				Six Months Ended June 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and service revenues	$1,535	$1,509	$26	2%	$2,969	$3,015	$(46)	(2)%
Segment operating income	111	95	16	17%	193	179	14	8%
As a percentage of segment sales	7.2%	6.3%			6.5%	5.9%

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended June 30, 2024, increased $26 million, or 2%, from the same period in 2023, primarily driven by higher volumes in the Columbia class (SSBN 826) submarine program.

Newport News revenues, including intersegment sales, for the six months ended June 30, 2024, decreased $46 million, or 2%, from the same period in 2023, primarily driven by lower volumes in the Virginia class (SSN 774) submarine program and aircraft carriers, partially offset by higher volumes in the Columbia class (SSBN 826) submarine program.

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2024, was $111 million, compared to segment operating income of $95 million for the same period in 2023. The increase was primarily driven by contract adjustments, incentives, and volumes on the RCOH program, partially offset by lower performance on aircraft carrier construction and the Virginia class (SSN 774) submarine program.

Newport News segment operating income for the six months ended June 30, 2024, was $193 million, compared to segment operating income of $179 million for the same period in 2023. The increase was primarily driven by contract adjustments, incentives, and volumes on the RCOH program and higher performance in naval nuclear support services, partially offset by lower performance on the Virginia class (SSN 774) submarine program and aircraft carrier construction.

Mission Technologies

	Three Months Ended June 30				Six Months Ended June 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and service revenues	$765	$645	$120	19%	$1,515	$1,269	$246	19%
Segment operating income	36	9	27	300%	64	26	38	146%
As a percentage of segment sales	4.7%	1.4%			4.2%	2.0%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three and six months ended June 30, 2024, increased $120 million, or 19%, and $246 million, or 19%, respectively, from the same periods in 2023, primarily due to higher volumes in C5ISR and CEW&S.

Segment Operating Income

Mission Technologies segment operating income for the three months ended June 30, 2024, was $36 million, compared to segment operating income of $9 million for the same period in 2023. The increase was primarily driven by the higher volumes described above, a $6 million loss in 2023 on the sale of our investment in an unconsolidated ship repair and specialty fabrication joint venture, and higher performance in fleet sustainment.

Mission Technologies segment operating income for the six months ended June 30, 2024, was $64 million, compared to segment operating income of $26 million for the same period in 2023. The increase was primarily driven by the higher volumes described above, higher performance in fleet sustainment, and a $6 million loss in 2023 on the sale of our investment in an unconsolidated ship repair and specialty fabrication joint venture.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following tables present segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended June 30		2024 vs. 2023		Three Months Ended June 30		2024 vs. 2023
Segment Information	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Ingalls
Product	$631	$604	$27	4%	$533	$496	$37	7%
Service	80	57	23	40%	67	49	18	37%
Intersegment	1	3	(2)	(67)%	1	3	(2)	(67)%
Total Ingalls	712	664	48	7%	601	548	53	10%
Newport News
Product	1,263	1,247	16	1%	1,054	1,056	(2)	—%
Service	271	262	9	3%	225	222	3	1%
Intersegment	1	—	1	—%	1	—	1	—%
Total Newport News	1,535	1,509	26	2%	1,280	1,278	2	—%
Mission Technologies
Product	32	28	4	14%	27	35	(8)	(23)%
Service	700	589	111	19%	624	523	101	19%
Intersegment	33	28	5	18%	33	28	5	18%
Total Mission Technologies	765	645	120	19%	684	586	98	17%
Segment Totals
Product	$1,926	$1,879	$47	3%	$1,614	$1,587	$27	2%
Service	1,051	908	143	16%	916	794	122	15%
Total Segment[1]	$2,977	$2,787	$190	7%	$2,530	$2,381	$149	6%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Six Months Ended June 30		2024 vs. 2023		Six Months Ended June 30		2024 vs. 2023
Segment Information	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Ingalls
Product	$1,217	$1,138	$79	7%	$1,024	$936	$88	9%
Service	147	98	49	50%	125	83	42	51%
Intersegment	3	5	(2)	(40)%	3	5	(2)	(40)%
Total Ingalls	1,367	1,241	126	10%	1,152	1,024	128	13%
Newport News
Product	2,439	2,518	(79)	(3)%	2,055	2,148	(93)	(4)%
Service	528	496	32	6%	437	420	17	4%
Intersegment	2	1	1	100%	2	1	1	100%
Total Newport News	2,969	3,015	(46)	(2)%	2,494	2,569	(75)	(3)%
Mission Technologies
Product	57	52	5	10%	58	55	3	5%
Service	1,394	1,159	235	20%	1,244	1,044	200	19%
Intersegment	64	58	6	10%	64	58	6	10%
Total Mission Technologies	1,515	1,269	246	19%	1,366	1,157	209	18%
Segment Totals
Product	$3,713	$3,708	$5	—%	$3,137	$3,139	$(2)	—%
Service	2,069	1,753	316	18%	1,806	1,547	259	17%
Total Segment[1]	$5,782	$5,461	$321	6%	$4,943	$4,686	$257	5%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended June 30, 2024, increased $47 million, or 3%, from the same period in 2023, primarily as a result of higher volumes at Ingalls in amphibious assault ships and at Newport News in the Columbia class (SSBN 826) program, partially offset by lower volumes in aircraft carriers.

Segment cost of product sales for the three months ended June 30, 2024, increased $27 million, or 2%, compared with the same period in 2023, consistent with product sales described above.

Product sales and segment cost of product sales for the six months ended June 30, 2024, increased $5 million and decreased $2 million, respectively, from the same period in 2023. The changes were consistent with the respective Ingalls and Newport News drivers discussed in the "Segment Operating Results" of this section.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended June 30, 2024, increased $143 million, or 16%, from the same period in 2023, primarily as a result of higher volumes at Mission Technologies in C5ISR and CEW&S.

Segment cost of service revenues for the three months ended June 30, 2024, increased $122 million, or 15%, compared with the same period in 2023, consistent with the higher service volumes described above.

Service revenues for the six months ended June 30, 2024, increased $316 million, or 18%, from the same period in 2023, primarily as a result of higher volumes at Mission Technologies in C5ISR and CEW&S.

Segment cost of service revenues for the six months ended June 30, 2024, increased $259 million, or 17%, compared with the same period in 2023, consistent with the higher service volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for each of the three months ended June 30, 2024 and 2023, was $24 million. Interest expense for the six months ended June 30, 2024, was $45 million, compared with $48 million for the same period in 2023. The decrease in interest expense for the six months ended June 30, 2024, was driven by a decrease in outstanding long-term debt from the prior year period, partially offset by an increase in outstanding short-term debt.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three months ended June 30, 2024, the non-operating retirement benefit was $46 million, compared with $37 million for the same period in 2023. For the six months ended June 30, 2024, the non-operating retirement benefit was $90 million, compared with $74 million for the same period in 2023. The increases in the non-operating retirement benefit for the three and six months ended June 30, 2024, were primarily driven by higher 2023 returns on plan assets.

Other, Net

Other, net income for the three months ended June 30, 2024, was $5 million, compared with other, net of zero for the same period in 2023. Other, net income for the six months ended June 30, 2024, was $12 million, compared with other, net income of $9 million for the same period in 2023. There were no individually significant drivers for the increases in other, net for the three and six months ended June 30, 2024.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended June 30, 2024 and 2023, were 19.9% and 23.1%, respectively. Our effective income tax rates on earnings from operations for the six months ended June 30, 2024 and 2023, were 18.5% and 22.0%, respectively. The lower effective tax rate for each of the three and six months ended June 30, 2024, was primarily attributable to a taxable gain associated with the sale of our interest in an unconsolidated ship repair and specialty fabrication joint venture recorded in 2023.

For the three months ended June 30, 2024, our effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to research and development tax credits. For the six months ended June 30, 2024, our effective tax rate differed from the federal statutory corporate income tax rate primarily due to research and development tax credits and income tax benefits associated with stock award settlement activity.

BACKLOG

Total backlog as of June 30, 2024, and December 31, 2023, was $48.5 billion and $48.1 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of June 30, 2024, and December 31, 2023:

	June 30, 2024			December 31, 2023
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$13,917	$2,232	$16,149	$12,546	$3,201	$15,747
Newport News	12,006	15,468	27,474	11,890	15,349	27,239
Mission Technologies	1,521	3,392	4,913	1,545	3,590	5,135
Total backlog	$27,444	$21,092	$48,536	$25,981	$22,140	$48,121

We expect approximately 22% of the $48.1 billion total backlog as of December 31, 2023, to be converted into sales in 2024. U.S. Government orders comprised substantially all of the backlog as of June 30, 2024, and December 31, 2023.

Contract Awards

The value of new contract awards during the six months ended June 30, 2024, was $6.2 billion, including an award for the maintenance and overhaul of USS Boise (SSN 764), an award for an advanced planning contract for the RCOH of USS Harry S. Truman (CVN 75) and an award for construction of USS Richard J. Danzig (DDG 143).

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended June 30		2024 vs. 2023

($ in millions)	2024	2023	Dollars
Net earnings	$326	$259	$67
Depreciation and amortization of purchased intangible assets	160	174	(14)
Other non-cash transactions, net	2	14	(12)
Stock-based compensation	7	18	(11)
Deferred income taxes	(28)	(62)	34
Gain on investments in marketable securities	(11)	(12)	1
Retiree benefits	(57)	(36)	(21)
Trade working capital increase	(610)	(282)	(328)
Net cash provided by (used in) operating activities	$(211)	$73	$(284)
We have historically maintained a capital structure comprised of a mix of equity and debt financing. We vary our leverage both to optimize our equity return and to pursue acquisitions. We expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations, existing borrowing facilities, and/or through refinancing in the debt markets prior to the maturity dates of our debt.

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the six months ended June 30, 2024 and 2023, as classified in our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2024, was $211 million, compared with cash provided by operating activities of $73 million for the same period in 2023. The unfavorable change in operating cash flow was primarily due to an unfavorable change in trade working capital driven by the timing of payments of accounts payable and receipts of accounts receivable, partially offset by lower payments for income taxes.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning July 1, 2024, and beyond such 12-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2024, was $162 million, compared to $70 million used in investing activities for the same period in 2023. The change in investing cash was primarily driven by the sale of our interest in an unconsolidated ship repair and specialty fabrication joint venture in 2023 and an increase in capital expenditures, partially offset by additional investment in one of our unconsolidated nuclear and environmental joint ventures in 2023.

For 2024, we expect our capital expenditures for maintenance and sustainment to be approximately 1.5% to 2.0% of annual revenues and our discretionary capital expenditures to be approximately 2.5% to 3.5% of annual revenues. Our capital expenditures are increasing compared to the past few years due to investments to expand our shipbuilding capacity.
Financing Activities

Cash used in financing activities for the six months ended June 30, 2024, was $46 million, compared with $157 million used in financing activities for the same period in 2023. The change in cash used in financing activities was primarily due to a $440 million increase in proceeds from our commercial paper program, partially offset by a $199 million increase in repayments of long term debt, and a $111 million increase in common stock repurchases.

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

The following table reconciles net cash provided by (used in) operating activities to free cash flow:

	Six Months Ended June 30		2024 vs. 2023

($ in millions)	2024	2023	Dollars
Net cash provided by (used in) operating activities	$(211)	$73	$(284)
Less capital expenditures:
Capital expenditure additions	(165)	(111)	(54)
Grant proceeds for capital expenditures	3	3	—
Free cash flow	$(373)	$(35)	$(338)

Free cash flow for the six months ended June 30, 2024, decreased $338 million from the same period in 2023, primarily due to an unfavorable change in trade working capital and higher capital expenditures, partially offset by lower payments for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of June 30, 2024 and 2023, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2024, $11 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of June 30, 2024, we had no other significant off-balance sheet arrangements.

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

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. We are currently constructing Bougainville (LHA 8) and Fallujah (LHA 9). In 2023, we were awarded a long-lead-time material contract for Helmand Province (LHA 10).

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered USS Frank E. Petersen Jr. (DDG 121), USS Lenah H. Sutcliffe Higbee (DDG 123), and USS Jack H. Lucas (DDG 125) in 2021, 2022, and 2023, respectively. We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), John F. Lehman (DDG 137), Telesforo Trinidad (DDG 139), Ernest E. Evans (DDG 141), Charles J. French (DDG 142), and Richard J. Danzig (DDG 143).

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.5 billion revolving credit facility and a $1 billion commercial paper program. As of June 30, 2024, we had no indebtedness outstanding under our revolving credit facility. An increase of 1% in interest rates on the $440 million outstanding under our commercial paper program as of June 30, 2024, would increase the interest expense on our debt by approximately $4 million on an annual basis.

Inflation - Macroeconomic factors have contributed, and we expect will continue to contribute, to increasing cost inflation for raw materials, components, supplies, and labor. We mitigate some cost inflation risk by negotiating long-term agreements with certain raw material suppliers and incorporating price escalation provisions in customer contracts to the extent possible. We include assumptions of anticipated cost growth in the development of our contract cost of completion estimates, but if inflationary conditions continue over the long-term, our cost assumptions may not be sufficient to cover all cost escalation or may impact the availability of resources to execute the respective contracts. Persistent cost inflation over the long-term may have an adverse impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2024. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1,2]
April 1, 2024 to April 30, 2024	80,003	$279.55	80,003	$1,430.0
May 1, 2024 to May 31, 2024	69,769	249.81	69,769	1,412.6
June 1, 2024 to June 30, 2024	100,337	248.12	100,337	1,387.7
Total	250,109	$258.65	250,109	$1,387.7
1 From the stock repurchase program's inception through June 30, 2024, we have purchased 14,450,306 shares at an average price of $166.94 per share for a total of $2.4 billion.
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

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

(c) Adoption or Termination of Trading Arrangements

None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

Date:	August 1, 2024	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)