Form 10-Q
period 2024-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2024-10-31
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of October 25, 2024, 39,129,347 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2024	2023	2024	2023
Sales and service revenues
Product sales	$1,761	$1,835	$5,474	$5,543
Service revenues	988	981	3,057	2,734
Sales and service revenues	2,749	2,816	8,531	8,277
Cost of sales and service revenues
Cost of product sales	1,556	1,541	4,720	4,711
Cost of service revenues	871	859	2,682	2,411
Income from operating investments, net	12	9	35	25
General and administrative expenses	252	253	739	711
Operating income	82	172	425	469
Other income (expense)
Interest expense	(23)	(22)	(68)	(70)
Non-operating retirement benefit	44	37	134	111
Other, net	9	2	21	11
Earnings before income taxes	112	189	512	521
Federal and foreign income tax expense	11	41	85	114
Net earnings	$101	$148	$427	$407

Basic earnings per share	$2.56	$3.70	$10.81	$10.18
Weighted-average common shares outstanding	39.5	40.0	39.5	40.0

Diluted earnings per share	$2.56	$3.70	$10.81	$10.18
Weighted-average diluted shares outstanding	39.5	40.0	39.5	40.0

Dividends declared per share	$1.30	$1.24	$3.90	$3.72

Net earnings from above	$101	$148	$427	$407
Other comprehensive income
Change in unamortized benefit plan costs	5	4	14	13
Tax expense for items of other comprehensive income	(2)	(2)	(4)	(4)
Other comprehensive income, net of tax	3	2	10	9
Comprehensive income	$104	$150	$437	$416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$10	$430
Accounts receivable, net of allowance for expected credit losses of $2 million as of 2024 and $8 million as of 2023	436	461
Contract assets	1,714	1,537
Inventoried costs	205	186
Income taxes receivable	173	183
Prepaid expenses and other current assets	91	83
Total current assets	2,629	2,880
Property, plant, and equipment, net of accumulated depreciation of $2,544 million as of 2024 and $2,467 million as of 2023	3,384	3,296
Operating lease assets	249	262
Goodwill	2,618	2,618
Other intangible assets, net of accumulated amortization of $1,091 million as of 2024 and $1,009 million as of 2023	809	891
Pension plan assets	985	888
Miscellaneous other assets	408	380
Total assets	$11,082	$11,215
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$579	$554
Accrued employees’ compensation	345	382
Short-term debt and current portion of long-term debt	898	231
Current portion of postretirement plan liabilities	129	129
Current portion of workers’ compensation liabilities	224	224
Contract liabilities	743	1,063
Other current liabilities	418	449
Total current liabilities	3,336	3,032
Long-term debt	1,709	2,214
Pension plan liabilities	219	212
Other postretirement plan liabilities	232	241
Workers’ compensation liabilities	448	449
Long-term operating lease liabilities	213	228
Deferred tax liabilities	316	367
Other long-term liabilities	406	379
Total liabilities	6,879	7,122
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,713,746 shares issued and 39,129,037 shares outstanding as of 2024, and 53,595,748 shares issued and 39,618,880 shares outstanding as of 2023	1	1
Additional paid-in capital	2,037	2,045
Retained earnings	5,026	4,755
Treasury stock	(2,449)	(2,286)
Accumulated other comprehensive loss	(412)	(422)
Total stockholders’ equity	4,203	4,093
Total liabilities and stockholders’ equity	$11,082	$11,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2024	2023
Operating Activities:
Net earnings	$427	$407
Adjustments to reconcile net cash provided by operating activities:
Depreciation	160	163
Amortization of purchased intangibles	82	96
Other non-cash transactions, net	7	16
Stock-based compensation	15	27
Deferred income taxes	(55)	(81)
Gain on investments in marketable securities	(22)	(10)
Change in
Accounts receivable	31	(62)
Contract assets	(177)	(60)
Inventoried costs	(19)	(12)
Prepaid expenses and other assets	(9)	(66)
Accounts payable and accruals	(354)	45
Retiree benefits	(84)	(55)
Net cash provided by operating activities	2	408
Investing Activities:
Capital expenditures
Capital expenditure additions	(253)	(164)
Grant proceeds for capital expenditures	14	14
Investment in affiliates	—	(24)
Proceeds from equity method investments	—	61
Other investing activities, net	1	2
Net cash used in investing activities	(238)	(111)
Financing Activities:
Repayment of long-term debt	(229)	(455)
Proceeds from revolving credit facility borrowings	42	—
Repayment of revolving credit facility borrowings	(42)	—
Net borrowings on commercial paper	396	—
Debt issuance costs	(7)	—
Dividends paid	(154)	(149)
Repurchases of common stock	(162)	(37)
Employee taxes on certain share-based payment arrangements	(25)	(13)
Other financing activities, net	(3)	(1)
Net cash used in financing activities	(184)	(655)
Change in cash and cash equivalents	(420)	(358)
Cash and cash equivalents, beginning of period	430	467
Cash and cash equivalents, end of period	$10	$109
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$170	$227
Cash paid for interest	$66	$63
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$12	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2024 and 2023 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of June 30, 2023	$1	$2,030	$4,434	$(2,227)	$(592)	$3,646
Net earnings	—	—	148	—	—	148
Dividends declared ($1.24 per share)	—	—	(50)	—	—	(50)
Stock-based compensation	—	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	—	2	2
Treasury stock activity	—	—	—	(21)	—	(21)
Balance as of September 30, 2023	$1	$2,038	$4,532	$(2,248)	$(590)	$3,733

Balance as of June 30, 2024	$1	$2,029	$4,977	$(2,414)	$(415)	$4,178
Net earnings	—	—	101	—	—	101
Dividends declared ($1.30 per share)	—	—	(52)	—	—	(52)
Stock-based compensation	—	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	—	3	3
Treasury stock activity	—	—	—	(35)	—	(35)
Balance as of September 30, 2024	$1	$2,037	$5,026	$(2,449)	$(412)	$4,203

Nine Months Ended September 30, 2024 and 2023 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2022	$1	$2,022	$4,276	$(2,211)	$(599)	$3,489
Net earnings	—	—	407	—	—	407
Dividends declared ($3.72 per share)	—	—	(149)	—	—	(149)
Stock-based compensation	—	16	(2)	—	—	14
Other comprehensive income, net of tax	—	—	—	—	9	9
Treasury stock activity	—	—	—	(37)	—	(37)
Balance as of September 30, 2023	$1	$2,038	$4,532	$(2,248)	$(590)	$3,733

Balance as of December 31, 2023	$1	$2,045	$4,755	$(2,286)	$(422)	$4,093
Net earnings	—	—	427	—	—	427
Dividends declared ($3.90 per share)	—	—	(154)	—	—	(154)
Stock-based compensation	—	(8)	(2)	—	—	(10)
Other comprehensive income, net of tax	—	—	—	—	10	10
Treasury stock activity	—	—	—	(163)	—	(163)
Balance as of September 30, 2024	$1	$2,037	$5,026	$(2,449)	$(412)	$4,203

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $235 million and $220 million as of September 30, 2024, and December 31, 2023, respectively, and are presented within miscellaneous other assets within the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt (including current portion), excluding finance lease liabilities, as of September 30, 2024, and December 31, 2023, were $2,146 million and $2,309 million, respectively. The estimated fair values of the current portion of the Company's long-term debt, excluding finance lease liabilities, were $496 million and $229 million as of September 30, 2024, and December 31, 2023, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 of the fair value hierarchy.

Debt – In September 2024, the Company amended and restated its existing $1.5 billion credit facility, increasing the capacity thereunder to $1.7 billion and extending the maturity date for five years from signing (the “Second Amended and Restated Revolving Credit Facility”). The Second Amended and Restated Revolving Credit Facility has a variable interest rate on outstanding borrowings based on the Secured Overnight Financing Rate (“SOFR”) plus an interest spread based upon the Company’s credit rating, which may vary between 1.225% and 2.100%. The Second Amended and Restated Revolving Credit Facility also has a commitment fee on unutilized amounts based on the Company’s credit rating, which may vary between 0.125% and 0.300%. The Second Amended and Restated Revolving Credit Facility includes a letter of credit sub-facility of $300 million.

As of September 30, 2024, the Company had not drawn on the Second Amended and Restated Revolving Credit Facility. Based on the Company’s current credit rating, the interest rate spread on drawn amounts would be 1.475% and the commitment fee would be 0.200%.

The Second Amended and Restated Revolving Credit Facility contains customary affirmative and negative covenants and events of default, as well as a financial covenant based on a maximum total leverage ratio. Each of the Company's existing and future material wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under the Second Amended and Restated Revolving Credit Facility.

Additionally, in September 2024, the Company's borrowing capacity under its commercial paper program increased from $1 billion to $1.7 billion.

3. ACCOUNTING STANDARDS UPDATES

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires, among other things, segment disclosures of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective on a retrospective basis for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company plans to early adopt the new guidance on a retrospective basis for the annual reporting period ending December 31, 2024, and does not expect the new guidance to have a material impact on its consolidated financial statements.

Other accounting pronouncements issued but not effective until after December 31, 2024, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. STOCKHOLDERS' EQUITY

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2024, the Company repurchased 607,841 shares at an aggregate cost of $163 million, including $1 million of accrued excise tax. For the nine months ended September 30, 2023, the Company repurchased 175,555 shares at an aggregate cost of $37 million. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $154 million and $149 million for the nine months ended September 30, 2024 and 2023, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $412 million and $422 million as of September 30, 2024, and December 31, 2023, respectively.

The changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2024 and 2023, were as follows:

($ in millions)	Benefit Plans	Other	Total
Balance as of June 30, 2023	$(592)	$—	$(592)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	—	3
Amortization of net actuarial loss[1]	1	—	1
Tax expense for items of other comprehensive income	(2)	—	(2)
Net current period other comprehensive income	2	—	2
Balance as of September 30, 2023	$(590)	$—	$(590)

Balance as of June 30, 2024	$(415)	$—	$(415)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	4	—	4
Amortization of net actuarial loss[1]	1	—	1
Tax expense for items of other comprehensive income	(2)	—	(2)
Net current period other comprehensive income	3	—	3
Balance as of September 30, 2024	$(412)	$—	$(412)

($ in millions)	Benefit Plans	Other	Total
Balance as of December 31, 2022	$(599)	$—	$(599)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	11	—	11
Amortization of net actuarial loss[1]	2	—	2
Tax expense for items of other comprehensive income	(4)	—	(4)
Net current period other comprehensive income	9	—	9
Balance as of September 30, 2023	$(590)	$—	$(590)

Balance as of December 31, 2023	$(422)	$—	$(422)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	11	—	11
Amortization of net actuarial loss[1]	3	—	3
Tax expense for items of other comprehensive income	(4)	—	(4)
Net current period other comprehensive income	10	—	10
Balance as of September 30, 2024	$(412)	$—	$(412)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 11: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for each of the three months ended September 30, 2024 and 2023, was $2 million. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for each of the nine months ended September 30, 2024 and 2023, was $4 million.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2024	2023	2024	2023
Net earnings	$101	$148	$427	$407

Weighted-average common shares outstanding	39.5	40.0	39.5	40.0
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	39.5	40.0	39.5	40.0

Earnings per share - basic	$2.56	$3.70	$10.81	$10.18
Earnings per share - diluted	$2.56	$3.70	$10.81	$10.18

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") and 0.1 million Restricted Stock Rights ("RSRs") for each of the three and nine months ended September 30, 2024, and 0.4 million RPSRs for each of the three and nine months ended September 30, 2023.

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

The following tables present revenues on a disaggregated basis:

	Three Months Ended September 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$569	$1,163	$29	$—	$1,761
Service revenues	93	249	646	—	988
Intersegment	2	—	34	(36)	—
Sales and service revenues	$664	$1,412	$709	$(36)	$2,749
Customer Type
Federal	$662	$1,412	$673	$—	$2,747
Commercial	—	—	2	—	2
Intersegment	2	—	34	(36)	—
Sales and service revenues	$664	$1,412	$709	$(36)	$2,749
Contract Type
Firm fixed-price	$—	$1	$83	$—	$84
Fixed-price incentive	568	753	3	—	1,324
Cost-type	94	658	543	—	1,295
Time and materials	—	—	46	—	46
Intersegment	2	—	34	(36)	—
Sales and service revenues	$664	$1,412	$709	$(36)	$2,749

	Three Months Ended September 30, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$637	$1,170	$28	$—	$1,835
Service revenues	73	281	627	—	981
Intersegment	1	2	30	(33)	—
Sales and service revenues	$711	$1,453	$685	$(33)	$2,816
Customer Type
Federal	$710	$1,451	$647	$—	$2,808
Commercial	—	—	7	—	7
State and local government agencies	—	—	1	—	1
Intersegment	1	2	30	(33)	—
Sales and service revenues	$711	$1,453	$685	$(33)	$2,816
Contract Type
Firm fixed-price	$—	$1	$77	$—	$78
Fixed-price incentive	637	779	3	—	1,419
Cost-type	73	671	521	—	1,265
Time and materials	—	—	54	—	54
Intersegment	1	2	30	(33)	—
Sales and service revenues	$711	$1,453	$685	$(33)	$2,816

	Nine Months Ended September 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,786	$3,602	$86	$—	$5,474
Service revenues	240	777	2,040	—	3,057
Intersegment	5	2	98	(105)	—
Sales and service revenues	$2,031	$4,381	$2,224	$(105)	$8,531
Customer Type
Federal	$2,026	$4,378	$2,120	$—	$8,524
Commercial	—	1	5	—	6
State and local government agencies	—	—	1	—	1
Intersegment	5	2	98	(105)	—
Sales and service revenues	$2,031	$4,381	$2,224	$(105)	$8,531
Contract Type
Firm fixed-price	$2	$5	$250	$—	$257
Fixed-price incentive	1,784	2,353	8	—	4,145
Cost-type	240	2,021	1,735	—	3,996
Time and materials	—	—	133	—	133
Intersegment	5	2	98	(105)	—
Sales and service revenues	$2,031	$4,381	$2,224	$(105)	$8,531

	Nine Months Ended September 30, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,775	$3,688	$80	$—	$5,543
Service revenues	171	777	1,786	—	2,734
Intersegment	6	3	88	(97)	—
Sales and service revenues	$1,952	$4,468	$1,954	$(97)	$8,277
Customer Type
Federal	$1,946	$4,465	$1,836	$—	$8,247
Commercial	—	—	29	—	29
State and local government agencies	—	—	1	—	1
Intersegment	6	3	88	(97)	—
Sales and service revenues	$1,952	$4,468	$1,954	$(97)	$8,277
Contract Type
Firm fixed-price	$2	$3	$236	$—	$241
Fixed-price incentive	1,776	2,432	4	—	4,212
Cost-type	168	2,030	1,464	—	3,662
Time and materials	—	—	162	—	162
Intersegment	6	3	88	(97)	—
Sales and service revenues	$1,952	$4,468	$1,954	$(97)	$8,277

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Major Programs
Amphibious assault ships	$358	$396	$1,123	$1,093
Surface combatants and coast guard cutters	304	313	901	853
Other	2	2	7	6
Total Ingalls	664	711	2,031	1,952
Aircraft carriers	768	782	2,391	2,447
Submarines	522	515	1,601	1,592
Other	122	156	389	429
Total Newport News	1,412	1,453	4,381	4,468
C5ISR, CEW&S, LVC	593	567	1,857	1,609
Other	116	118	367	345
Total Mission Technologies	709	685	2,224	1,954
Intersegment eliminations	(36)	(33)	(105)	(97)
Sales and service revenues	$2,749	$2,816	$8,531	$8,277

As of September 30, 2024, the Company had $49.4 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2025, an additional 30% through 2027, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions, except per share amounts)	2024	2023	2024	2023
Effect on operating income	$(72)	$21	$(46)	$50
Effect on diluted earnings per share	$(1.42)	$0.41	$(0.91)	$0.99

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

For the three and nine months ended September 30, 2024, no individual favorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

For the three months ended September 30, 2024, cumulative catch-up revenue adjustments included unfavorable adjustments of $34 million on Block IV of the Virginia class (SSN 774) submarine program, $14 million on the refueling and complex overhaul ("RCOH") of USS John C. Stennis (CVN 74), and $16 million on the construction of Enterprise (CVN 80) and Doris Miller (CVN 81) at the Company's Newport News segment. For the nine months ended September 30, 2024, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

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

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

($ in millions)	September 30, 2024	December 31, 2023
Contract assets	$1,714	$1,537
Contract liabilities	743	1,063
Net contract assets	$971	$474

The Company’s net contract assets increased $497 million from December 31, 2023, to September 30, 2024, primarily as a result of the timing of billings across programs on certain U.S. Navy contracts. For the three and nine months ended September 30, 2024, the Company recognized revenue of $6 million and $930 million, respectively, related to its contract liabilities as of December 31, 2023. For the three and nine months ended September 30, 2023, the Company recognized revenue of $5 million and $678 million, respectively, related to its contract liabilities as of December 31, 2022.

7. SEGMENT INFORMATION

The following table presents segment results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
Sales and Service Revenues
Ingalls	$664	$711	$2,031	$1,952
Newport News	1,412	1,453	4,381	4,468
Mission Technologies	709	685	2,224	1,954
Intersegment eliminations	(36)	(33)	(105)	(97)
Sales and service revenues	$2,749	$2,816	$8,531	$8,277
Operating Income
Ingalls	$49	$73	$165	$193
Newport News	15	90	208	269
Mission Technologies	33	24	97	50
Segment operating income	97	187	470	512
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(16)	(19)	(48)	(55)
Non-current state income taxes	1	4	3	12
Operating income	$82	$172	$425	$469

Operating FAS/CAS Adjustment - The Operating FAS/CAS Adjustment represents the difference between the service cost component of our pension and other postretirement benefit plan expense determined in accordance with U.S. GAAP Financial Accounting Standards ("FAS") and our pension and other postretirement expense under U.S. Government Cost Accounting Standards ("CAS").

The following table presents the Company's assets by segment:

($ in millions)	September 30, 2024	December 31, 2023
Assets
Ingalls	$1,652	$1,619
Newport News	4,779	4,612
Mission Technologies	3,122	3,161
Corporate	1,529	1,823
Total assets	$11,082	$11,215

8. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended September 30, 2024 and 2023, were 9.8% and 21.7%, respectively. For the nine months ended September 30, 2024 and 2023, the Company's effective income tax rates on earnings from operations were 16.6% and 21.9%, respectively. The lower effective tax rate for the three months ended September 30, 2024, was primarily attributable to current and prior period research and development tax credits recorded in the current period. The lower effective tax rate for the nine months ended September 30, 2024, was primarily attributable to current and prior period research and development tax credits recorded in the current period and to a taxable gain associated with the sale of the Company’s interest in an unconsolidated ship repair and specialty fabrication joint venture recorded in 2023.

For each of the three and nine months ended September 30, 2024, the Company’s effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to research and development tax credits for the current and prior periods.

The Company's unrecognized tax benefits increased by $5 million and $9 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $107 million. Assuming a sustainment of these tax positions, a reversal of $83 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2024, interest resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million and $4 million, respectively.

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

Antitrust Complaint - In October 2023, a class action antitrust lawsuit was filed against the Company and other defendants in the U.S. District Court for the Eastern District of Virginia. The lawsuit names several HII companies, among other companies, as defendants. The named plaintiffs generally allege that the defendant companies have adhered to a “gentlemen’s agreement” that prohibits any defendant from actively recruiting naval engineers from other defendants. The complaint seeks class certification, treble damages, and any other relief to which the plaintiffs are entitled. The District Court dismissed the lawsuit against all defendants in April 2024, and the plaintiffs have appealed the District Court dismissal to the Fourth Circuit Court of Appeals.

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

During the third quarter, the Company identified certain quality issues involving noncompliance with welding procedures at Newport News. The Company has commenced an investigation and disclosed the matter to the U.S. Government. The Company is working with its U.S. Navy customer to evaluate the full extent of the matter and its potential impact on operations. Based upon the early stage of the Company’s investigation, the Company cannot at this time predict or reasonably estimate the outcome of this matter, including its financial impact.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve these cases during the nine months ended September 30, 2024 and 2023, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

10. COMMITMENTS AND CONTINGENCIES

Contract Performance Contingencies - Contract profit margins may include estimates of revenues for matters on which the customer and the Company have not reached agreement, such as settlements and contract modifications in the process of negotiation, claims, and requests for equitable adjustment for unanticipated contract costs. These estimates are based upon management's best assessment of the underlying causal events and circumstances and recognized to the extent of expected recovery based upon contractual entitlements and the probability of successful negotiation with the customer. The Company believes its outstanding customer settlements, claims, and requests for equitable adjustment will be resolved without material negative impact to its financial position, results of operations, or cash flows.

Environmental Matters - The estimated cost to complete environmental remediation is accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be estimated by management. These accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of September 30, 2024, the probable estimable future cost for environmental remediation was not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2024, the Company had $11 million in issued but undrawn letters of credit and $360 million of surety bonds outstanding.

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

Other Matters - The Company began negotiations with a Mission Technologies customer in January 2023 to address issues related to a manufacturing contract, and the parties settled the matter in May 2024. The Company has recorded losses relating to the contract that were not material to the Company's consolidated financial position, results of operations, or cash flows.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$28	$28	$1	$1	$82	$84	$4	$4
Interest cost	80	85	5	6	241	257	14	16
Expected return on plan assets	(134)	(132)	—	—	(403)	(397)	—	—
Amortization of prior service cost (credit)	4	4	—	(1)	12	13	(1)	(2)
Amortization of net actuarial loss (gain)	4	5	(3)	(4)	13	13	(10)	(11)
Net periodic benefit (income) cost	$(18)	$(10)	$3	$2	$(55)	$(30)	$7	$7

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30
($ in millions)	2024	2023
Pension plans
Discretionary
Qualified	$—	$—
Non-qualified	9	9
Other benefit plans	27	23
Total contributions	$36	$32

As of September 30, 2024, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2024.

12. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2024 and 2023, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2024, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $288.26. These rights are subject to cliff vesting on December 31, 2026. For the nine months ended September 30, 2023, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $215.13. These rights are subject to cliff vesting on December 31, 2025. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the nine months ended September 30, 2024, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $287.91. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date. No compensation RSRs were granted for the nine months ended September 30, 2023.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. For the nine months ended September 30, 2024, the Company granted approximately 2,200 retention RSRs at a weighted average share price of $281.01, with cliff vesting one to two years from the grant date. For the nine months ended September 30, 2023, the Company granted approximately 9,400 retention RSRs at a weighted average share price of $213.37, with cliff vesting two to three years from the grant date.

The Company also received transfers of stock awards from employees in satisfaction of tax withholding obligations associated with the vesting of stock awards during the period. Because the stock awards are surrendered in lieu of payments of cash to settle tax obligations and the stock is not issued, the Company does not account for these transfers as treasury stock.

The following table summarizes the status of the Company's outstanding stock awards as of September 30, 2024:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Total stock awards	546	$221.91	1.0

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

Business Environment

We continue to see uncertainty in the economy, our industry, and our company. Our customers and suppliers continue to face challenges, and our results for the three months ended September 30, 2024, have been adversely affected as we continue to experience significant challenges relating to labor availability, our supply chain, and inflation, among other challenges. We cannot clearly predict how long these challenges will continue, whether these challenges will change over time, or whether our actions to address these challenges will be successful.

Defense Spending Environment - The President submitted the fiscal year 2025 Budget Request on March 11, 2024, which is under consideration by Congress. The budget request reflects continued investment in shipbuilding, funding two Arleigh Burke class (DDG 51) surface combatants, one San Antonio class (LPD 17) amphibious warship, and the lead Block VI Virginia class (SSN 774) submarine, which is proposed to be executed as a multiyear procurement. Additionally, the budget request continues funding for Ford class (CVN 78) nuclear aircraft carriers and the first of three years of full funding for the refueling and complex overhaul of USS Harry S. Truman (CVN 75). The budget request continues investment in the submarine industrial base and research and development on next generation large surface combatants (DDG(X)) and nuclear submarines (SSN(X)).

Congressional consideration of the fiscal year 2025 President’s Budget Request began following its release in March 2024 and is continuing. The House and Senate Armed Services Committees have acted on their respective National Defense Authorization bills for fiscal year 2025. The full House approved its authorization bill, and the full Senate has not yet completed floor consideration of the Senate version. It is expected that the two bills will be reconciled to produce a final authorization measure. The full House also approved the fiscal year 2025 defense appropriations bill. The Senate Appropriations Committee advanced its defense appropriations measure out of committee and awaits further consideration by the full Senate.

Appropriations for the Federal government for fiscal year 2025 have yet to be finalized, and the U.S. Government is therefore currently operating under a Continuing Resolution ("CR"), which funds government operations through December 20, 2024. We cannot predict the outcome of the fiscal year 2025 budget process, and it remains uncertain at this point whether fiscal year 2025 government operations will require additional short-term funding or if annual appropriations measures will be finalized by the expiration of the CR.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2023 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Retirement related benefit plans; and

•Workers' compensation.

As of September 30, 2024, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2023.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended September 30				Nine Months Ended September 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and service revenues	$2,749	$2,816	$(67)	(2)%	$8,531	$8,277	$254	3%
Cost of product sales and service revenues	2,427	2,400	27	1%	7,402	7,122	280	4%
Income from operating investments, net	12	9	3	33%	35	25	10	40%
General and administrative expenses	252	253	(1)	—%	739	711	28	4%
Operating income	82	172	(90)	(52)%	425	469	(44)	(9)%
Other income (expense)
Interest expense	(23)	(22)	(1)	(5)%	(68)	(70)	2	3%
Non-operating retirement benefit	44	37	7	19%	134	111	23	21%
Other, net	9	2	7	350%	21	11	10	91%
Federal and foreign income taxes	11	41	(30)	(73)%	85	114	(29)	(25)%
Net earnings	$101	$148	$(47)	(32)%	$427	$407	$20	5%

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

Sales and service revenues for the three months ended September 30, 2024, decreased $67 million, or 2%, compared to the same period in 2023, primarily due to lower volumes at Ingalls and Newport News, partially offset by higher volumes at Mission Technologies.

Sales and service revenues for the nine months ended September 30, 2024, increased $254 million, or 3%, compared to the same period in 2023, primarily due to higher volumes at Mission Technologies and Ingalls, partially offset by lower volumes at Newport News.

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

General and administrative expenses for the three months ended September 30, 2024, decreased $1 million from the same period in 2023. General and administrative expenses for the nine months ended September 30, 2024, increased $28 million from the same period in 2023, primarily due to higher overhead costs.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended September 30				Nine Months Ended September 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Operating income	$82	$172	$(90)	(52)%	$425	$469	$(44)	(9)%
Operating FAS/CAS Adjustment	16	19	(3)	(16)%	48	55	(7)	(13)%
Non-current state income taxes	(1)	(4)	3	75%	(3)	(12)	9	75%
Segment operating income	$97	$187	$(90)	(48)%	$470	$512	$(42)	(8)%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
FAS benefit	$15	$8	$7	88%	$48	$23	$25	109%
CAS cost	13	10	3	30%	38	33	5	15%
FAS/CAS Adjustment	28	18	10	56%	86	56	30	54%
Non-operating retirement benefit	(44)	(37)	(7)	(19)%	(134)	(111)	(23)	(21)%
Operating FAS/CAS Adjustment expense	$(16)	$(19)	$3	16%	$(48)	$(55)	$7	13%

The Operating FAS/CAS Adjustment was a net expense of $16 million and $19 million for the three months ended September 30, 2024 and 2023, respectively. The Operating FAS/CAS Adjustment was a net expense of $48 million and $55 million for the nine months ended September 30, 2024 and 2023, respectively. The favorable change in the Operating FAS/CAS Adjustment for each period was primarily driven by demographic assumptions, partially offset by lower interest rates under FAS.

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

Non-current state income tax benefit was $1 million and $4 million for the three months ended September 30, 2024 and 2023, respectively. Non-current state income tax benefit was $3 million and $12 million for the nine months ended September 30, 2024 and 2023, respectively. The unfavorable change in non-current state income taxes for the three months ended September 30, 2024, was driven by an increase in deferred state income tax expense, primarily attributable to a change in the timing of long-term contract income for tax purposes. The unfavorable change in non-current state income taxes for the nine months ended September 30, 2024, was driven by an increase in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures and the timing of long-term contract income for tax purposes.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended September 30				Nine Months Ended September 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and Service Revenues
Ingalls	$664	$711	$(47)	(7)%	$2,031	$1,952	$79	4%
Newport News	1,412	1,453	(41)	(3)%	4,381	4,468	(87)	(2)%
Mission Technologies	709	685	24	4%	2,224	1,954	270	14%
Intersegment eliminations	(36)	(33)	(3)	(9)%	(105)	(97)	(8)	(8)%
Sales and service revenues	$2,749	$2,816	$(67)	(2)%	$8,531	$8,277	$254	3%
Operating Income
Ingalls	$49	$73	$(24)	(33)%	$165	$193	$(28)	(15)%
Newport News	15	90	(75)	(83)%	208	269	(61)	(23)%
Mission Technologies	33	24	9	38%	97	50	47	94%
Segment operating income	97	187	(90)	(48)%	470	512	(42)	(8)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(16)	(19)	3	16%	(48)	(55)	7	13%
Non-current state income taxes	1	4	(3)	(75)%	3	12	(9)	(75)%
Operating income	$82	$172	$(90)	(52)%	$425	$469	$(44)	(9)%

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

Net Cumulative Catch-up Revenue Adjustments

For the three and nine months ended September 30, 2024 and 2023, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions)	2024	2023	2024	2023
Gross favorable adjustments	$36	$62	$174	$198
Gross unfavorable adjustments	(108)	(41)	(220)	(148)
Net adjustments	$(72)	$21	$(46)	$50

For the three and nine months ended September 30, 2024 and 2023, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions)	2024	2023	2024	2023
Ingalls	$1	$23	$20	$54
Newport News	(78)	(6)	(80)	(15)
Mission Technologies	5	4	14	11
Net adjustments	$(72)	$21	$(46)	$50

See Note 6: Revenue for additional information on our net cumulative catch-up revenue adjustments.

Ingalls

	Three Months Ended September 30				Nine Months Ended September 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and service revenues	$664	$711	$(47)	(7)%	$2,031	$1,952	$79	4%
Segment operating income	49	73	(24)	(33)%	165	193	(28)	(15)%
As a percentage of segment sales	7.4%	10.3%			8.1%	9.9%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended September 30, 2024, decreased $47 million, or 7%, from the same period in 2023, primarily driven by lower volumes in amphibious assault ships and the Legend class National Security Cutter ("NSC") program, partially offset by higher volumes in surface combatants.

Ingalls revenues, including intersegment sales, for the nine months ended September 30, 2024, increased $79 million, or 4%, from the same period in 2023, primarily driven by higher volumes in surface combatants and amphibious assault ships, partially offset by lower volumes in the NSC program.

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2024, was $49 million, compared to segment operating income of $73 million for the same period in 2023. The decrease was primarily driven by lower performance on amphibious assault ships and surface combatants.

Ingalls segment operating income for the nine months ended September 30, 2024, was $165 million, compared to segment operating income of $193 million for the same period in 2023. The decrease was primarily driven by lower performance on surface combatants and amphibious assault ships, partially offset by a delivery contract incentive on USS Richard M. McCool Jr. (LPD29).

Newport News

	Three Months Ended September 30				Nine Months Ended September 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and service revenues	$1,412	$1,453	$(41)	(3)%	$4,381	$4,468	$(87)	(2)%
Segment operating income	15	90	(75)	(83)%	208	269	(61)	(23)%
As a percentage of segment sales	1.1%	6.2%			4.7%	6.0%

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended September 30, 2024, decreased $41 million, or 3%, from the same period in 2023, primarily driven by lower volumes in naval nuclear support services and cumulative catch-up adjustments on the Virginia class (SSN 774) submarine program and aircraft carriers, partially offset by higher volumes in the Columbia class (SSBN 826) submarine program.

Newport News revenues, including intersegment sales, for the nine months ended September 30, 2024, decreased $87 million, or 2%, from the same period in 2023, primarily driven by cumulative catch-up adjustments on the Virginia class (SSN 774) submarine program and lower volumes on aircraft carriers and naval nuclear support services, partially offset by higher volumes in the Columbia class (SSBN 826) program.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2024, was $15 million, compared to segment operating income of $90 million for the same period in 2023. The decrease was primarily driven by lower performance on the Virginia class (SSN 774) submarine program and aircraft carriers.

Newport News segment operating income for the nine months ended September 30, 2024, was $208 million, compared to segment operating income of $269 million for the same period in 2023. The decrease was primarily driven by lower performance on the Virginia class (SSN 774) submarine program and aircraft carriers, partially offset by contract adjustments and incentives on the RCOH program.

Mission Technologies

	Three Months Ended September 30				Nine Months Ended September 30
			2024 vs. 2023				2024 vs. 2023
($ in millions)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and service revenues	$709	$685	$24	4%	$2,224	$1,954	$270	14%
Segment operating income	33	24	9	38%	97	50	47	94%
As a percentage of segment sales	4.7%	3.5%			4.4%	2.6%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended September 30, 2024, increased $24 million, or 4%, from the same period in 2023, primarily due to higher volumes in CEW&S.

Mission Technologies revenues, including intersegment sales, for the nine months ended September 30, 2024, increased $270 million, or 14%, from the same period in 2023, primarily due to higher volumes in C5ISR and CEW&S.

Segment Operating Income

Mission Technologies segment operating income for the three months ended September 30, 2024, was $33 million, compared to segment operating income of $24 million for the same period in 2023. The increase was primarily driven by higher volumes described above and higher equity income from nuclear and environmental joint ventures.

Mission Technologies segment operating income for the nine months ended September 30, 2024, was $97 million, compared to segment operating income of $50 million for the same period in 2023. The increase was primarily driven by the higher volumes described above and higher performance in fleet sustainment.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following tables present segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended September 30		2024 vs. 2023		Three Months Ended September 30		2024 vs. 2023
Segment Information	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Ingalls
Product	$569	$637	$(68)	(11)%	$485	$514	$(29)	(6)%
Service	93	73	20	27%	83	62	21	34%
Intersegment	2	1	1	100%	2	1	1	100%
Total Ingalls	664	711	(47)	(7)%	570	577	(7)	(1)%
Newport News
Product	1,163	1,170	(7)	(1)%	1,036	987	49	5%
Service	249	281	(32)	(11)%	208	231	(23)	(10)%
Intersegment	—	2	(2)	(100)%	—	2	(2)	(100)%
Total Newport News	1,412	1,453	(41)	(3)%	1,244	1,220	24	2%
Mission Technologies
Product	29	28	1	4%	22	24	(2)	(8)%
Service	646	627	19	3%	577	563	14	2%
Intersegment	34	30	4	13%	34	30	4	13%
Total Mission Technologies	709	685	24	4%	633	617	16	3%
Segment Totals
Product	$1,761	$1,835	$(74)	(4)%	$1,543	$1,525	$18	1%
Service	988	981	7	1%	868	856	12	1%
Total Segment[1]	$2,749	$2,816	$(67)	(2)%	$2,411	$2,381	$30	1%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Nine Months Ended September 30		2024 vs. 2023		Nine Months Ended September 30		2024 vs. 2023
Segment Information	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Ingalls
Product	$1,786	$1,775	$11	1%	$1,509	$1,450	$59	4%
Service	240	171	69	40%	208	145	63	43%
Intersegment	5	6	(1)	(17)%	5	6	(1)	(17)%
Total Ingalls	2,031	1,952	79	4%	1,722	1,601	121	8%
Newport News
Product	3,602	3,688	(86)	(2)%	3,091	3,135	(44)	(1)%
Service	777	777	—	—%	645	651	(6)	(1)%
Intersegment	2	3	(1)	(33)%	2	3	(1)	(33)%
Total Newport News	4,381	4,468	(87)	(2)%	3,738	3,789	(51)	(1)%
Mission Technologies
Product	86	80	6	8%	80	79	1	1%
Service	2,040	1,786	254	14%	1,821	1,607	214	13%
Intersegment	98	88	10	11%	98	88	10	11%
Total Mission Technologies	2,224	1,954	270	14%	1,999	1,774	225	13%
Segment Totals
Product	$5,474	$5,543	$(69)	(1)%	$4,680	$4,664	$16	—%
Service	3,057	2,734	323	12%	2,674	2,403	271	11%
Total Segment[1]	$8,531	$8,277	$254	3%	$7,354	$7,067	$287	4%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended September 30, 2024, decreased $74 million, or 4%, from the same period in 2023, primarily due to lower volumes at Ingalls in amphibious assault ships and the Legend class NSC program.

Segment cost of product sales for the three months ended September 30, 2024, increased $18 million, or 1%, compared with the same period in 2023, primarily due to higher volumes in the Columbia class (SSBN 826) program and the Virginia class (SSN 774) submarine program at Newport News, partially offset by the lower volumes described above.

Product sales for the nine months ended September 30, 2024, decreased $69 million, from the same period in 2023, primarily due to lower volumes on aircraft carriers and cumulative catch-up adjustments on the Virginia class (SSN 774) submarine program at Newport News, partially offset by higher volumes in the Columbia class (SSBN 826) program at Newport News and higher volumes at Ingalls in surface combatants and amphibious assault ships.

Segment cost of product sales for the nine months ended September 30, 2024, increased $16 million from the same period in 2023, primarily due to higher volumes in the Columbia class (SSBN 826) program at Newport News and higher volumes at Ingalls in surface combatants and amphibious assault ships, partially offset by lower volumes on aircraft carriers at Newport News.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended September 30, 2024, increased $7 million, or 1%, from the same period in 2023, primarily as a result of higher volumes at Ingalls in surface combatant services and at Mission Technologies in CEW&S, partially offset by lower volumes at Newport News in naval nuclear support services.

Segment cost of service revenues for the three months ended September 30, 2024, increased $12 million, or 1%, compared with the same period in 2023, consistent with the service volumes described above.

Service revenues for the nine months ended September 30, 2024, increased $323 million, or 12%, from the same period in 2023, primarily as a result of higher volumes at Mission Technologies in C5ISR and CEW&S.

Segment cost of service revenues for the nine months ended September 30, 2024, increased $271 million, or 11%, compared with the same period in 2023, consistent with the higher service volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended September 30, 2024, was $23 million, compared with $22 million for the same period in 2023.

Interest expense for the nine months ended September 30, 2024, was $68 million, compared with $70 million for the same period in 2023.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three months ended September 30, 2024, the non-operating retirement benefit was $44 million, compared with $37 million for the same period in 2023. For the nine months ended September 30, 2024, the non-operating retirement benefit was $134 million, compared with $111 million for the same period in 2023. The increases in the non-operating retirement benefit for the three and nine months ended September 30, 2024, were primarily driven by higher 2023 returns on plan assets.

Other, Net

Other, net income for the three months ended September 30, 2024, was $9 million, compared with other, net income of $2 million for the same period in 2023. Other, net income for the nine months ended September 30, 2024, was $21 million, compared with other, net income of $11 million for the same period in 2023. The increases in other, net income for the three and nine months ended September 30, 2024, were primarily driven by higher unrealized net gains on investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended September 30, 2024 and 2023, were 9.8% and 21.7%, respectively. Our effective income tax rates on earnings from operations for the nine months ended September 30, 2024 and 2023, were 16.6% and 21.9%, respectively. The lower effective tax rate for the three months ended September 30, 2024, was primarily attributable to current and prior period research and development tax credits recorded in the current period. The lower effective tax rate for the nine months ended September 30, 2024, was primarily attributable to current and prior period research and development tax credits recorded in the current period and to a taxable gain associated with the sale of our interest in an unconsolidated ship repair and specialty fabrication joint venture recorded in 2023.

For each of the three and nine months ended September 30, 2024, our effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to research and development tax credits for the current and prior periods.

BACKLOG

Total backlog as of September 30, 2024, and December 31, 2023, was $49.4 billion and $48.1 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded Indefinite Delivery/Indefinite Quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer.

The following table presents funded and unfunded backlog by segment as of September 30, 2024, and December 31, 2023:

	September 30, 2024			December 31, 2023
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$14,143	$2,244	$16,387	$12,546	$3,201	$15,747
Newport News	11,636	15,627	27,263	11,890	15,349	27,239
Mission Technologies	1,887	3,882	5,769	1,545	3,590	5,135
Total backlog	$27,666	$21,753	$49,419	$25,981	$22,140	$48,121

We expect approximately 22% of the $48.1 billion total backlog as of December 31, 2023, to be converted into sales in 2024. U.S. Government orders comprised substantially all of the backlog as of September 30, 2024, and December 31, 2023.

Contract Awards

The value of new contract awards during the nine months ended September 30, 2024, was $9.8 billion, including an award for the maintenance and overhaul of USS Boise (SSN 764), an award for an advanced planning contract for the RCOH of USS Harry S. Truman (CVN 75) and an award for construction of USS Richard J. Danzig (DDG 143).

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

The following table summarizes key components of cash flow provided by operating activities:

	Nine Months Ended September 30		2024 vs. 2023

($ in millions)	2024	2023	Dollars
Net earnings	$427	$407	$20
Depreciation and amortization of purchased intangible assets	242	259	(17)
Other non-cash transactions, net	7	16	(9)
Stock-based compensation	15	27	(12)
Deferred income taxes	(55)	(81)	26
Gain on investments in marketable securities	(22)	(10)	(12)
Retiree benefits	(84)	(55)	(29)
Trade working capital increase	(528)	(155)	(373)
Net cash provided by operating activities	$2	$408	$(406)
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the nine months ended September 30, 2024 and 2023, as classified in our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2024, was $2 million, compared with cash provided by operating activities of $408 million for the same period in 2023. The unfavorable change in operating cash flow was primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs, partially offset by lower payments for income taxes.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning October 1, 2024, and beyond such 12-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024, was $238 million, compared to $111 million used in investing activities for the same period in 2023. The change in investing cash was primarily driven by the sale of our interest in an unconsolidated ship repair and specialty fabrication joint venture in 2023 and an increase in capital expenditures, partially offset by additional investment in one of our unconsolidated nuclear and environmental joint ventures in 2023.

For 2024, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% to 1.5% of annual revenues and our discretionary capital expenditures to be approximately 2.0% to 2.5% of annual revenues. Our capital expenditures are increasing compared to the past few years due to investments to expand our shipbuilding capacity.
Financing Activities

Cash used in financing activities for the nine months ended September 30, 2024, was $184 million, compared with $655 million used in financing activities for the same period in 2023. The change in cash used in financing activities was primarily due to a $396 million increase in proceeds from our commercial paper program and lower repayment of debt in the current year, partially offset by a $125 million increase in common stock repurchases.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30		2024 vs. 2023

($ in millions)	2024	2023	Dollars
Net cash provided by operating activities	$2	$408	$(406)
Less capital expenditures:
Capital expenditure additions	(253)	(164)	(89)
Grant proceeds for capital expenditures	14	14	—
Free cash flow	$(237)	$258	$(495)

Free cash flow for the nine months ended September 30, 2024, decreased $495 million from the same period in 2023, primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs and higher capital expenditures, partially offset by lower payments for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of September 30, 2024 and 2023, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2024, $11 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of September 30, 2024, we had no other significant off-balance sheet arrangements.

ACCOUNTING STANDARDS UPDATES

See Note 3: Accounting Standards Updates in Part I, Item 1 for information related to accounting standards updates.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission ("SEC"), as well as other statements we may make from time to time, other than statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "guidance," "outlook," "predicts," "potential," "continue," and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance, or achievements. There are a number of important factors that could cause our actual results to differ materially from the results anticipated by our forward-looking statements, which include, but are not limited to:

•changes in government and customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);
•our ability to estimate our future contract costs, including cost increases due to inflation, labor challenges, or other factors and our efforts to recover or offset such costs and/or changes in estimated contract costs, and perform our contracts effectively;
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
•investigations, claims, disputes, enforcement actions, litigation (including criminal, civil, and administrative), and/or other legal proceedings, and improper conduct of employees, agents, subcontractors, suppliers, business partners, or joint ventures in which we participate, including the impact on our reputation or ability to do business;
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

America class (LHA 6) amphibious assault ships
Design and build large deck amphibious assault ships that provide forward presence and power projection as an integral part of joint, interagency and multinational maritime expeditionary forces. The America class (LHA 6) ships, together with the Wasp class (LHD 1) ships, are the successors to the decommissioned Tarawa class (LHA 1) ships. The America class (LHA 6) ships optimize aviation operations and support capabilities. In 2023, we were awarded a long-lead-time material contract for Helmand Province (LHA 10), and in 2024, we were awarded a contract modification for the detail design and construction of Helmand Province (LHA 10). We are currently constructing Bougainville (LHA 8) and Fallujah (LHA 9).

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

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2022, we delivered USS Fort Lauderdale (LPD 28), and we were awarded a long-lead-time material contract for Philadelphia (LPD 32). In 2023, we received an award modification for the detail design and construction of Philadelphia (LPD 32). In 2024, we delivered USS Richard M. McCool Jr. (LPD 29), and we were awarded a multi-ship procurement contract for the construction of LPD 33 (unnamed), LPD 34 (unnamed), and LPD 35 (unnamed). We are currently constructing Harrisburg (LPD 30), Pittsburgh (LPD 31), and Philadelphia (LPD 32).

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.7 billion revolving credit facility and a $1.7 billion commercial paper program. As of September 30, 2024, we had no indebtedness outstanding under our revolving credit facility. An increase of 1% in interest rates on the $396 million outstanding under our commercial paper program as of September 30, 2024, would increase the interest expense on our debt by approximately $4 million on an annual basis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2024. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1,2]
July 1, 2024 to July 31, 2024	46,258	$266.08	46,258	$1,375.4
August 1, 2024 to August 31, 2024	88,145	261.37	88,145	1,352.3
September 1, 2024 to September 30, 2024	—	—	—	1,352.3
Total	134,403	$262.99	134,403	$1,352.3
1 From the stock repurchase program's inception through September 30, 2024, we have purchased 14,584,709 shares at an average price of $167.82 per share for a total of $2.4 billion.
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

10.1
Second Amended and Restated Credit Agreement, dated September 17, 2024, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, and certain other issuing banks. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 17, 2024).

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

Date:	October 31, 2024	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)