Form 10-K
period 2024-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2025-02-06
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 28, 2024, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $9,671 million.

As of January 31, 2025, 39,130,163 shares of the registrant's common stock were outstanding.
______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Mission Technologies segment provides a wide range of services and products, including command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance systems and operations; the application of artificial intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; uncrewed autonomous systems; live, virtual, and constructive training solutions; fleet sustainment; and critical nuclear operations.

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
The LPD program is a long-running production program of expeditionary warfare ships. We delivered USS Fort Lauderdale (LPD 28) in 2022 and Richard M. McCool Jr. (LPD 29) in 2024. We are currently constructing Harrisburg (LPD 30), and Pittsburgh (LPD 31). In 2023, we were awarded a contract to construct Philadelphia (LPD 32). In 2024, we were awarded a multi-ship procurement contract for the construction of Travis Manion (LPD 33), LPD 34 (unnamed), and LPD 35 (unnamed).

Surface Combatants
We are a design agent for, and one of only two companies that constructs, Arleigh Burke class guided missile destroyers ("DDG"), a class of surface combatant. We have delivered 35 Arleigh Burke class (DDG 51) destroyers to the U.S. Navy, including USS Jack H. Lucas (DDG 125) in 2023, USS Lenah H. Sutcliffe Higbee (DDG 123) in 2022, and USS Frank E. Petersen Jr. (DDG 121) in 2021. In 2018, we were awarded a multi-year contract for construction of six Arleigh Burke class (DDG 51) destroyers and, in 2020,a contract to construct an additional

Arleigh Burke class (DDG 51) destroyer. In 2023, we were awarded a multi-year contract for construction of six more Arleigh Burke class (DDG 51) destroyers, as well as the first option ship, for a total of seven ships. We are currently constructing Ted Stevens (DDG 128), Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), and Thad Cochran (DDG 135).
National Security Cutters
The U.S. Coast Guard's recapitalization program is replacing aging and operationally expansive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend class NSC, a multi-mission platform we designed and continue to build. In 2018, we were awarded long-lead-time material and construction contracts for Calhoun (NSC 10), which was delivered to the U.S. Coast Guard in 2023.

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

We delivered USS Gerald R. Ford (CVN 78), the first aircraft carrier of the Gerald R. Ford class to the U.S. Navy in 2017. Beginning in 2009, we received contract awards totaling $8.8 billion for construction preparation, detail design, and construction of the second Gerald R. Ford class (CVN 78) aircraft carrier, John F. Kennedy (CVN 79). In addition, we have received contract awards valued at $15.3 billion for detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers, Enterprise (CVN 80) and Doris Miller (CVN 81).
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

Design and Construction of Nuclear-Powered Submarines
We are one of only two companies in the United States currently capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 64 submarines to the U.S. Navy since 1960, comprised of 50 fast attack and 14 ballistic missile submarines. Our nuclear submarine program, located at our Newport News shipyard, includes construction, engineering, design, research, and integrated planning.

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

The four submarines of the first block, six submarines of the second block, and eight submarines of the third block of Virginia class (SSN 774) submarines have been delivered. In 2014, the team was awarded a construction contract for the fourth block of ten Virginia class (SSN 774) submarines, which contemplated production of two submarines per year. The first submarine of the Block IV contract was delivered in 2020, and five more submarines have been delivered through 2024. The remaining four boats of the Block IV contract are in the final assembly and test phases of construction.

In 2019, the team was awarded a construction contract for the fifth block of nine Virginia class (SSN 774) submarines, and, in 2021, an option for a 10th submarine was exercised, continuing the two submarines per year production rate. Ten of the Block V boats are in manufacturing and outfitting stages of construction.

In 2023, the team was awarded a contract modification for advance procurement for long lead-time material in support of two additional Block V boats, bringing the total Block V boats to 12. In 2023 and 2024, the team received contract awards for advance procurement of long-lead-time material in support of all ten Block VI boats.

Columbia Class (SSBN 826) Submarines

Newport News is participating in the design and construction of the Columbia class (SSBN 826) nuclear ballistic missile submarines ("SSBN") as a replacement for the current aging Ohio class submarines, which were first introduced into service in 1981. The Columbia class (SSBN 826) program currently anticipates 12 new ballistic missile submarines. We perform design work as a subcontractor to Electric Boat, and we have entered into a teaming agreement with Electric Boat to build modules for the entire Columbia class (SSBN 826) submarine program that leverages our Virginia class (SSN 774) experience. Contract award for the first two Columbia class submarines (SSBN 826 and SSBN 827) and construction start of the first Columbia class (SSBN 826) submarine occurred in late 2020. In 2023, we were awarded a contract modification for long-lead-time material and advance construction in support of five additional Columbia class (SSBN 826) boats, also referred to as Build II of the class.

Naval Nuclear Support Services

Newport News provides additional services to and in support of the U.S. Navy, ranging from services supporting the Navy's carrier and submarine fleets to maintenance services at U.S. Navy training facilities. Fleet support services include design, construction, maintenance, and disposal activities for in-service U.S. Navy nuclear ships worldwide through mobile and in-house capabilities. We also provide maintenance services on nuclear reactor prototypes, such as those at the Kenneth A. Kesselring Site, a research and development facility in New York that supports the U.S. Navy, which were completed in 2024.
Mission Technologies

Our Mission Technologies segment is organized into four groups, All-Domain Operations, Warfare Systems, Global Security, and Uncrewed Systems, and specializes in a wide range of services and products across our capabilities. Capabilities including command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance systems and operations; the application of artificial intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; uncrewed autonomous systems; live, virtual, and constructive training solutions; fleet sustainment; and critical nuclear operations.

Command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance ("C5ISR")

Designs, develops, integrates, and manages the sensors, systems, and other assets necessary to support integrated C5ISR operations and accelerated decision-making. These business activities provide data fusion and mission management capabilities for the DoD, the combatant commands, and the intelligence community.

Cyber and electronic warfare ("CEW&S")

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

Live, virtual, and constructive solutions ("LVC")

A trusted partner to our military customers, our capabilities include designing, developing, and operating the largest live, virtual, and constructive enterprise that prepares warfighters for cross-domain battle. Our training connects live environments with virtual platforms and simulated (constructive) threats to prepare trainees through integrated, real-world scenarios before they are in harm’s way. This is a modern and distributed approach to U.S. military training.

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

Uncrewed systems

Develops advanced uncrewed systems for defense, marine research, and commercial applications. Serving customers in more than 30 countries, we provide design, autonomy, manufacturing, testing, operations, and sustainment of uncrewed systems, including uncrewed underwater vehicles and uncrewed surface vessels.

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

Customers

Our revenues are primarily derived from the U.S. Government, including the U.S. Navy, the U.S. Coast Guard, the DoD, the DoE, and other federal agencies. In 2024, 2023, and 2022, approximately 80%, 81%, and 82%, respectively, of our revenues were generated from the U.S. Navy.

Intellectual Property

We develop new technologies that are incorporated into the products and services we provide to our customers. We also develop new manufacturing processes and systems-integration technologies and processes that we use to produce our products and to provide services to our customers. In addition to owning intellectual property, we license intellectual property rights to and from other parties. The U.S. Government generally receives non-exclusive licenses to certain intellectual property we develop in the performance of U.S. Government contracts and unlimited license rights in technical data developed under our U.S. Government contracts when such data is developed entirely at government expense. The U.S. Government may use or authorize other parties to use the intellectual property we license to the government. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material impact on our business. See "Risk Factors" in Item 1A for further discussion regarding risks related to intellectual property.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on multiple factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Note 2: Summary of Significant Accounting Policies in Item 8.

Backlog

As of December 31, 2024 and 2023, our total backlog was approximately $48.7 billion and $48.1 billion, respectively. We expect approximately 21% of backlog at December 31, 2024, to be converted into sales in 2025.

Raw Materials
We rely on third parties to provide raw materials. The most significant material we use is steel. Other materials we use in large quantities include paint, aluminum, pipe, electrical cables, electronic components, fittings, custom machine items, and sensors. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. For long-term contracts, we generally solicit price quotations for many of our material requirements from multiple suppliers to ensure competitive pricing. While we have not generally been dependent upon any one supply source, we currently have only one supplier for certain component parts as a result of consolidation in the defense industry. We have experienced challenges with access to, and the pricing of, certain raw materials, components, and other supplies due to, in part, labor shortages and inflation. The inability to procure the necessary raw materials, components, and other supplies for our products on a timely and cost-effective basis has negatively affected, and could continue to negatively affect, our results of operations, financial condition, and/or cash flows. We endeavor to mitigate supply chain risk through various measures, such as negotiating long-term agreements with certain raw material suppliers and through price escalation provisions in certain customer contracts. See "Risk Factors" in Item 1A for further discussion regarding risks related to raw materials.

Regulatory Matters

We operate in heavily regulated markets and must comply with a variety of laws and regulations, including those relating to the award, administration, and performance of U.S. Government contracts, as well as legal and regulatory requirements relating to, among others, cybersecurity, environmental protection, and our nuclear operations. These requirements increase our contract performance costs and compliance costs and risks. See "Risk Factors" in Item 1A for further discussion regarding risks related to regulatory matters.

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
Our business, including contracts with U.S. Government agencies and subcontracts with other prime contractors, is subject to a variety of laws and regulations, including the FAR, the Defense Federal Acquisition Regulation Supplement ("DFARS"), the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, CAS, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, and the Foreign Corrupt Practices Act. A noncompliance determination by a government agency may result in reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment. We are also subject to evolving cyber security and data privacy and protection laws and regulations, which increase our costs and compliance risks and may affect our competitiveness, cause reputational harm, and expose us to damage claims, substantial fines, and other penalties. See Note 6: Revenue under Item 8 and "Risk Factors" in Item 1A for further information regarding our contracts.

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

We believe we are in material compliance with environmental laws and regulations, and historical environmental compliance costs have not been material to our business. We could be affected by new or evolving environmental laws, regulations, or policies. We have made investments we believe are necessary to comply with environmental legal requirements, but we expect to incur future capital and operating costs to comply with current and future environmental laws and regulations. We do not currently believe such costs will have a material effect on our financial position, results of operations, or cash flows. See "Risk Factors" in Item 1A and Note 15: Commitments and Contingencies under Item 8 for further information regarding environmental matters.

Competitive Environment

In our business of designing, building, overhauling, and repairing military ships, we primarily compete with General Dynamics and, in the case of certain non-nuclear shipbuilding programs, smaller shipyards. The smaller shipyards sometimes team with large defense contractors. Intense competition related to programs, resources, funding, and long operating cycles are key characteristics of both our shipbuilding business and the shipbuilding defense industry in general. It is common industry practice to share work on major programs among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another party, become a subcontractor for the prime contracting party. It is not uncommon to compete for a contract award with a peer company and simultaneously serve as a supplier to or a customer of such competitor on other contracts. The nature of major defense programs, conducted under binding long-term contracts, enables companies that perform well to benefit from a level of program continuity not common in many industries.

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

While we have competed with another large defense contractor to build large deck amphibious ships, we are currently the only builder of large deck amphibious assault ships and expeditionary warfare ships for the U.S. Navy, including LHAs and LPDs. We are also the sole builder of NSCs for the U.S. Coast Guard. We are one of only two companies currently capable of designing and building nuclear-powered submarines for the U.S. Navy, and we are party to long-term teaming agreements with the other company for the production of both Virginia class (SSN 774) fast attack nuclear submarines and Columbia class (SSBN 826) ballistic missile submarines. We are one of only two companies that builds the U.S. Navy's current fleet of Arleigh Burke class (DDG 51) destroyers and are positioned well to be awarded future contracts for surface combatant ships.

Our Mission Technologies segment competes domestically and internationally against large aerospace and defense ("A&D") companies, primarily L3 Harris, Amentum, ManTech, Leidos, and, increasingly, small businesses serving the intelligence community. To a lesser extent, our lines of business compete on certain contracts with major prime A&D contractors, including Lockheed Martin, General Dynamics, Northrop Grumman, RTX Corporation, and Boeing.

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

Our success depends upon our ability to develop, market, produce, and deliver our products and services at costs and on schedules consistent with our customers' expectations, as well as our ability to provide the workforce, technologies, facilities, equipment, and financial capacity needed to deliver those products and services with maximum efficiency.

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
We have over 44,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 7,000 engineers and designers and approximately 4,600 employees with advanced degrees. Our workforce contains many third-, fourth-, and fifth-generation employees, and approximately 1,525 employees with more than 40 years of continuous service. Employees in our shipbuilding segments with more than 40 years of continuous service achieve the honor of “Master Shipbuilder.” As of December 31, 2024, we had 1,260 Master Shipbuilders at Newport News and 213 at Ingalls. We also employ more than 6,500 veterans across the enterprise.

In addition, over 1,400 apprentices are enrolled in more than 27 crafts and advanced programs at our two shipbuilding segments. From nuclear pipe welders to senior executives, we employ approximately 4,100 apprentice school alumni at Newport News and Ingalls.

Approximately 45% of our employees are covered by a total of nine collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in February 2027, December 2027 and April 2029. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2026. Approximately 15 Mission Technologies employees in Klamath Falls, Oregon are covered by a collective bargaining agreement that expires in June 2025.

We have not experienced a work stoppage in more than 25 years at Newport News and more than 17 years at Ingalls. We are committed to working effectively with our existing unions and believe our relationship with our represented employees is satisfactory.

The success and growth of our business depends in large part on our ability to attract, retain, and develop a skilled workforce of talented and high-performing employees at all levels of our organization. To succeed in the markets in which we compete for labor, we have developed key workforce development, recruitment, and retention strategies and objectives that we focus on as part of the overall management of our business. These strategies and objectives form the pillars of our human capital management framework and are advanced through the following programs, policies, and initiatives:

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

Recruitment, Training, and Workforce Development - We are focused on attracting, retaining, and developing a skilled workforce, and in 2024, we hired approximately 10,000 new employees. To help us meet the increasing demand for talent, we maintain multiple talent pipelines and continue to review and update our talent management strategies to meet operational needs.

One of the key components of our approach to workforce development is to “grow our own.” We operate two apprentice schools, one at Ingalls and one at Newport News. The Newport News Apprentice School was founded in 1919, and the Ingalls Apprentice School was founded in 1952. The two apprentice schools combined have graduated over 15,500 graduates since their inceptions. The schools are nationally renowned and are critical to training both our craft/trades and technical workforce, as well as developing the future leaders of our company. The Ingalls Apprentice School has partnered with the Mississippi Gulf Coast Community College to permit their apprentices to earn credits toward an associate’s degree. The Newport News Apprentice School has partnered with two community colleges, as well as Old Dominion University, to enable apprentices to earn a bachelor’s degree in Mechanical Engineering, Electrical Engineering, or Modeling & Simulation.

In addition to operating our own apprentice schools, we maintain partnerships with colleges and universities, military bases for transitioning veterans, and regional community colleges to enable us to recruit and hire engineering, IT, and other technical talent. Working closely with state and local government leaders, we also have facilitated local, regional, and state-wide workforce development and education initiatives that include pre-K programs, high school trades programs/talent development labs, pre-hire trades/technical community college programs, interns/co-ops with colleges and universities, adult trades programs, veterans and military spouses training programs, and unemployed/underemployed training programs.

We view our workforce development process as critical to our success and have developed a robust and effective succession planning process that ensures continuity in our leadership ranks. Since our founding in 2011, we have followed our succession plans over 80% of the time when replacing a vacancy in an existing vice president position, and we have filled approximately 80% of newly created vice president positions with internal hires. See "Risk Factors" in Item 1A for further information regarding our human capital resources.

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
Safety goals are included in operational metrics under the Newport News and Ingalls compensation programs. We also use a wide variety of training courses, pre-job “Take Five” crew talks, medical surveillance programs, and employee involvement to focus our workforce on EH&S. At Newport News and Ingalls, a key component of our EH&S program is the utilization of health and safety teams, which are comprised of production and maintenance employees and front-line managers whose goal is to educate, engage, and empower our workforce toward a culture that strives to reduce injury, illness, and environmental impacts. We employ programs focused on identifying, reporting, and abating near misses and other programs that aim to recognize, evaluate, and control hazards, and track multiple metrics related to occupational injuries as one of several methods to monitor our safety performance.

Available Information

We maintain a website at the following address: hii.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission ("SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our Annual Reports on Form 10–K, our Quarterly Reports on Form 10–Q, and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

In addition, we routinely post on the "Investors" page of our website (ir.hii.com) news releases, announcements, and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the "Investors" page of our website and review the information we post on that page.

References to our websites in this report are provided as a matter of convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website. Accordingly, such information should not be considered part of this report.

The SEC also maintains a website at sec.gov that contains reports, proxy statements, and other information about SEC registrants, including us.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K and in our other filings with the SEC, as well as other statements we may make from time to time, other than statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "guidance," "outlook," "predicts," "potential," "continue," and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance, or achievements. There are a number of important factors that could cause our actual results to differ materially from the results anticipated by our forward-looking statements, which include, but are not limited to:

•our dependence on the U.S. Government for substantially all of our business
•significant delays or reductions in appropriations for our programs and/or changes in customer priorities and requirements (including government budgetary constraints, shifts in defense spending, and changes in customer short-range and long-range plans);
•our ability to estimate our future contract costs, including cost increases due to inflation, labor challenges, changes in trade policy, or other factors and our efforts to recover or offset such costs and/or changes in estimated contract costs, and perform our contracts effectively;
•changes in business practices, procurement processes and government regulations and our ability to comply with such requirements;
•adverse economic conditions in the United States and globally;
•our level of indebtedness and ability to service our indebtedness;
•our ability to deliver our products and services at an affordable life cycle cost and compete within our markets;
•our ability to attract, retain, and train a qualified workforce;
•subcontractor and supplier performance and the availability and pricing of raw materials and components;
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
•natural and environmental disasters and political instability;
•health epidemics, pandemics and similar outbreaks; and
•other risk factors discussed herein and in our other filings with the SEC.

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

Risk Factor Summary

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully below, and include, but are not limited to, the following:

Industry and Economic Risk Factors

•We depend on the U.S. Government for substantially all of our business, and risks associated with conducting business with the U.S. Government could have a material adverse effect on our financial position, results of operations, or cash flows.
•Significant delays or reductions in appropriations for our programs and/or changes in customer priorities could have a material adverse effect on our financial position, results of operations, or cash flows.
•Changes in estimates used in contract accounting and contract cost growth have affected and could continue to affect our profitability and our overall financial position.
•Changes to DoD business practices could have a material effect on DoD's procurement process and adversely impact our current programs and potential new awards.
•Competition within our markets or an increase in bid protests may reduce our revenues and market share.
•Our level of indebtedness and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or our ability to incur additional debt.
•We have classified contracts with the U.S. government, which limits investor insight into portions of our business.

Business and Operational Risk Factors

•Cost growth on flexibly priced contracts that does not result in higher contract prices due from customers reduces our profit and exposes us to the potential loss of future business.
•We depend on the recruitment and retention of qualified personnel, and challenges associated with our ability to attract, train and retain such personnel have harmed and may continue to negatively impact our business.
•Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.
•Our future success depends in part on our ability to increase our current and future shipbuilding capacity. If we are unable to do so, or to do so in a cost-effective manner, our business could be materially adversely affected.
•Many of our contracts include performance obligations that incorporate innovative designs, state-of-the-art manufacturing expertise, or new technologies, or otherwise are dependent upon factors not wholly within our control, and failure to meet performance expectations could adversely affect our profitability and future prospects.
•Changes in key estimates and assumptions associated with postretirement benefit plans, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could significantly affect our financial position, results of operations, and cash flows.
•We could be negatively impacted by security threats, including cyber security threats, and related disruptions.
•We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.
•Our business is subject to disruptions caused by natural disasters, environmental disasters, and other events that could have a material adverse effect on our financial position, results of operations, or cash flows.
•We face risks related to health epidemics, pandemics, and similar outbreaks.

•Our business could be negatively impacted if we are unsuccessful negotiating new collective bargaining agreements.
•Changes in future business conditions could cause business investments, recorded goodwill, and/or purchased intangible assets to become impaired, resulting in losses and write-downs that would reduce our operating income.

Legal and Regulatory Risk Factors

•As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or negative findings from a U.S. Government audit or investigation.
•We are subject to investigations, claims, litigation, disputes and other legal proceedings that could ultimately be resolved against us.
•Environmental costs could have a material adverse effect on our financial position, results of operations, or cash flows.
•Our nuclear operations subject us to environmental, regulatory, financial, and other risks.
•Our reputation and our ability to conduct business may be impacted by the improper conduct of employees, agents, suppliers, subcontractors or business partners.
•Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
•We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.
•Anti-takeover provisions in our organizational documents and Delaware law, as well as regulatory requirements, could delay or prevent a change in control.
•Our Restated Bylaws include an exclusive forum requirement for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for such disputes with us or our directors, officers, or employees.

General Risk Factors

•Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and financial position.
•Market volatility and adverse capital market conditions may affect our ability to access cost-effective sources of funding and may expose us to risks associated with the financial viability of suppliers and subcontractors.
•If we fail to manage acquisitions, joint ventures, equity investments, and other transactions successfully or if acquired businesses or equity investments fail to perform as expected, our financial results, business, and future prospects could be harmed.
•We can provide no assurance we will continue to increase our dividends or repurchase shares of our common stock.

Industry and Economic Risk Factors

We depend on the U.S. Government for substantially all of our business, and risks associated with conducting business with the U.S. Government could have a material adverse effect on our financial position, results of operations, or cash flows.

We conduct most of our business with the U.S. Government, primarily the DoD. The majority of our business consists of the design, construction, repair, and maintenance of nuclear-powered ships and non-nuclear ships for the U.S. Navy and coastal defense surface ships for the U.S. Coast Guard, as well as the refueling and overhaul and inactivation of nuclear-powered ships for the U.S. Navy. We also provide integrated solutions that enable today's connected, all-domain force, including C5ISR systems and operations; the application of artificial intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; uncrewed autonomous systems; live, virtual, and constructive training solutions; fleet sustainment; and critical nuclear operations. Substantially all of our revenues in 2024 were derived from products and services sold to the U.S. Government, and we expect this to continue for the foreseeable future. In addition, substantially all of our backlog as of December 31, 2024, was related to products and services deliverable to the U.S. Government. Our U.S. Government contracts are subject to various risks, including customer political and budgetary constraints and processes, changes in customer short-term and long-term strategic plans, the timing of contract awards, significant changes in contract scheduling, recessionary impacts on government spending, intense contract award and funding competition, challenges forecasting costs and schedules for bids on developmental and sophisticated technical work, and contractor suspension or debarment in the event of certain legal or regulatory violations. Any of these factors could materially adversely affect our business with the U.S. Government and our financial position, results of operations, or cash flows.

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

Significant delays or reductions in appropriations for our programs and/or changes in customer priorities could have a material adverse effect on our financial position, results of operations, or cash flows.

As a U.S. Government contractor, we depend on Congressional funding of our U.S. Navy, U.S. Coast Guard, and other federal programs. U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. When Congress is unable to pass appropriations bills before the beginning of a fiscal year, a continuing resolution can be enacted to provide stopgap funding for a specified period of time at a specified rate, often the prior year’s appropriations level. When the U.S. Government operates under a continuing resolution, limitations can be placed on production increases, multi-year procurements, and new program starts, which may result in delays or cancellation of new contract awards. When the U.S. Government fails to enact annual appropriations or a continuing resolution, a full or partial federal government shutdown may occur. A federal government shutdown could, in turn, result in the delay or cancellation of government programs, or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations.

Congress sometimes appropriates funds on an annual fiscal year basis for programs for which the performance period may extend over multiple years. Such programs are funded initially on a partial basis, and additional funds are committed only as Congress makes further appropriations. If we or our subcontractors incur costs in excess of existing funding on a contract, we are generally at risk for reimbursement and may not recover those costs unless and until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased, or reduced as part of the annual budget process or through continuing resolutions or individual supplemental appropriations.

In addition, pressures on, as well as laws and plans relating to, the federal budget, potential changes in the threat environment, priorities and defense spending, the timing and substance of the annual budget process, use of continuing resolutions, and the federal debt limit, have impacted and could continue to impact the amount and timing of funding for individual programs and delay purchasing or payments by our customers. For additional information relating to the U.S. defense budget, see the Business Environment section under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. Current U.S. Government spending levels for defense-related or other programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related or other programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. For example, the military conflicts between Russia and Ukraine and Israel and Hamas have resulted in increased security assistance to Ukraine and Israel, respectively. Changes in defense budgetary priorities as a result of such conflicts or otherwise could have an adverse impact on the programs in which we participate and, ultimately, our results.

Demand for our products and services also can be affected by shifts in customer priorities resulting from changes in military strategy and planning. In response to the need for less expensive alternatives and the increasing proliferation of advanced weapons, future strategy reassessments by the DoD may result in decreased demand for our shipbuilding programs, including our aircraft carrier programs. We cannot predict the impact of changes to customer priorities on existing, follow-on, replacement, or future programs. A shift of priorities to programs in which we do not participate and related reductions in funding for or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations, or cash flows.

Changes in estimates used in contract accounting and contract cost growth have affected and could continue to affect our profitability and our overall financial position.

Contract accounting requires risk-based judgments regarding estimated contract revenues and costs, and assumptions regarding schedule and technical matters. Our ability to estimate total revenues and costs at completion depends on many variables, including the size and nature of our contracts. For new shipbuilding programs, our estimates are based on contracts for the construction of ships that are not completely designed, which subjects our risk assessments, revenue and cost estimates, and related assumptions to the variability of the final ship design and an evolving scope of work. Our assessment, estimation, and assumption processes significantly impact our contract accounting, and materially different amounts can result if different assumptions are used or if actual events differ from our assumptions.

We aim to mitigate the risk associated with our use of estimates through our contractual terms, and have submitted, and may submit, requests for equitable adjustment, engineering change proposals, or other claims to seek recovery, in whole or in part, of our increased costs. We have also sought, and will seek, other means or contract vehicles, as appropriate, to compensate the Company for certain unexpected cost increases. However, our contracts may not enable full recovery or the government may disagree with our requests or may not have funding to cover them.

Changes in our assumptions, circumstances, or estimates and the inability to recover increased cost growth have in the past had, and may in the future have, a material adverse effect on our financial position, results of operations, or cash flows. See the Contracts section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Changes to DoD business practices could have a material effect on DoD's procurement process and adversely impact our current programs and potential new awards.

Our industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from greater focus on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of defense funding. These initiatives and changes to procurement practices may change the way U.S. Government contracts are solicited, negotiated, and managed, and may impact whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations, or cash flows. Changes in procurement practices favoring incentive-based fee arrangements, different award fee criteria (such as the evaluation of environmental factors), non-traditional contract provisions, and cost mandates from the government may affect our profitability and the predictability of our profit rates.

The U.S. Government also is pursuing alternatives to shift additional responsibility and performance risks to contractors. For example, the DoD is accelerating development and acquisition of new technologies through rapid acquisition alternatives and procedures, including through other transaction authority agreements (“OTAs”). In recent years, the DoD has increased the frequency and size of OTAs, and we expect this trend to continue in the future. OTAs are exempt from many traditional procurement laws, including the FAR, and may be used, subject to certain conditions, for research, prototype development, and follow-on production for a successful prototype. OTA awards include, in certain instances, that a significant portion of the work under the OTA be performed by a non-traditional defense contractor or that a portion of the cost of the prototype project be funded by non-governmental sources. If we cannot successfully adapt to the DoD’s accelerated acquisition processes or if the DoD significantly increases the use of OTAs with non-traditional defense contractors or increases cost sharing mandates, we may lose new strategic business opportunities in high-growth areas and our future performance and results of operations could be adversely affected.

In addition to the DoD's business practice initiatives, the DCMA and DCAA have implemented cost recovery/cost savings initiatives to prioritize cost recovery/savings. As a result, we have experienced and may continue to experience a higher number of audits and/or lengthened periods of time required to close open audits. These audits may result in costs being challenged, debated, and in certain cases, withheld or modified, and could adversely affect our financial position, results of operations, or cash flows.

Competition within our markets or an increase in bid protests may reduce our revenues and market share.

Our shipbuilding business operates in a highly competitive market, in part, due to the limited number of U.S. shipyards that compete for contracts to construct, overhaul, repair, maintain, and convert naval vessels. In addition, the competition for certain of our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, is heightened due to changes in budgetary pressures and priorities, and our programs and products may compete with each other for available funding in addition to other defense products and services provided by our competitors. We expect competition for future shipbuilding programs to continue to be intense.

We compete with another large defense contractor for contracts to build surface combatants, submarines, and large deck amphibious ships, and smaller shipyards have entered the market for surface combatants. We may compete in the future with the same contractor and other shipyards to build new and different classes of ships, as well as ships for which we are currently the sole source, including expeditionary warfare and amphibious assault ships. Moreover, reductions in U.S. defense spending that reduce the demand for the types of ships we build and services we provide increase our exposure to market competition risk. If we are unable to continue to compete successfully, we may generate lower revenues and lose market share, which would negatively impact our financial condition, results of operations, and cash flows and our ability to compete for future defense contracts could be impacted.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, two existing U.S. Government shipyards may be able to refuel nuclear-powered aircraft carriers if they made substantial investments in facilities, personnel, and training. U.S. Government-owned shipyards currently engage in the refueling, overhaul, and inactivation of Los Angeles class (SSN 688) submarines and are capable of repairing and overhauling non-nuclear ships. If a U.S. Government-owned shipyard became capable of, and engaged, in the refueling of nuclear-powered aircraft carriers, our financial position, results of operations, or cash flows would likely be adversely affected.

We also compete in the shipbuilding engineering, planning, and design market with companies that provide engineering support services. Such competition increases the risk we may not be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design, and surface combatant and amphibious assault ship program contracts.

Mission Technologies competes domestically and internationally against large A&D companies, primarily L3 Harris, Amentum, ManTech, Leidos, and, increasingly, small businesses serving the intelligence community. To a lesser extent, our lines of business compete on certain contracts with major prime A&D contractors, including Lockheed Martin, General Dynamics, Northrop Grumman, Raytheon, and Boeing. The success of our Mission Technologies division in competing depends, in part, on its ability to remain cost-competitive and differentiate its products and services offerings from other market participants.

Our competitive environment also is affected by bid protests from unsuccessful bidders on new program awards. As the competitive environment intensifies, the number of bid protests may increase. Bid protests can result in an award decision being overturned, requiring a re-bid of the contract. Even when a bid protest does not result in a re-bid, resolution of the matter typically extends the time until contract performance can begin, which can reduce our earnings in the period in which the contract would otherwise be performed.

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

We derive a portion of our revenues from programs with the U.S. Government and its agencies that are subject to security restrictions (e.g., contracts involving classified information and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability and may also require appropriate facility clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, programs or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified business and our business overall. However, historically the business risks associated with our work on classified programs have not differed materially from those of our other government contracts.

Business and Operational Risk Factors

Cost growth on flexibly priced contracts that does not result in higher contract prices due from customers reduces our profit and exposes us to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Contract cost growth has occurred and may occur in the future when expenses to complete a contract increase and/or differ materially from our initial estimates. Factors that have caused, and may in the future cause, contract cost growth include, but are not limited to, inflation, technical challenges, manufacturing difficulties, delays, workforce-related issues, including labor shortages and reduced productivity, changes in the nature and complexity of the work performed, the timeliness, availability and cost of materials or equipment, subcontractor performance or product quality issues, performance delays, availability and timing of customer funding, changes in trade policy, and natural disasters. A significant increase in contract costs from our original cost estimates on one or more contracts could have a material adverse effect on our financial position, results of operations, or cash flows. For example, our results for the year ended December 31, 2024, were adversely affected by significant challenges relating to labor availability, our supply chain, and inflation, among other challenges. We cannot clearly predict how long these challenges will continue, whether these challenges will change over time, or whether our actions to address these challenges will be successful.

Our risk varies and our ability to recover costs on contracts with our U.S. Government customers depends upon the type of contract under which we are performing: firm fixed-price, fixed-price incentive, cost-type, or time and material. See the Contracts section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for descriptions of the types of contracts that comprise our business.

Approximately 48% of our revenues in 2024 were generated under fixed-price incentive contracts, approximately 47% were generated under cost-type contracts, approximately 2% were generated under time and material contracts, and approximately 3% were generated under firm fixed-price contracts. Fixed-price contracts generally tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, wage pressures and labor shortages, and supplier challenges. These contracts increase the risk that we may not recover all of our costs or will generate less profit or a loss if our costs exceed initial estimates. With cost-type contracts, allowable costs are generally subject to reimbursement plus an award or incentive fee, which is uncertain and may be earned over time. Under each type of contract, our operating results could be adversely affected if we are unable to control costs, particularly if we are unable to negotiate an increase in contract price, or recover increased costs, with our customers.

U.S. Government contracts often extend for years, and unforeseen events, such as technology difficulties, fluctuations in the price of raw materials, a significant increase in or sustained period of higher inflation, supplier issues, including equipment delays, challenging labor market conditions, unexpected rework, and cost overruns, have in the past resulted, and may in the future result, in contract prices becoming less favorable or even unprofitable to us over time. Higher interest rates resulting from inflationary pressures can also impact the fair values of our contracts. Moreover, if we fail to meet contract deadlines or specifications, we may be required to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer major losses if the customer exercises its right to terminate.

Cost overruns have adversely impacted, and may continue to impact, our results of operations, which are dependent on our ability to maximize our earnings from our contracts. This risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards. In addition, changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, could significantly affect the timing of our cash flows.

From time to time, we may begin performance under an undefinitized contract action with a not-to-exceed price prior to completing contract negotiations, in order to support U.S. government priorities. Uncertainties relating to final contract price, specifications and terms, or loss of negotiating leverage associated with contract definitization, may negatively affect our profitability.

We depend on the recruitment and retention of qualified personnel, and challenges associated with our ability to attract, train and retain such personnel have harmed and may continue to negatively impact our business.

Due to the specialized nature of our business, our performance is dependent upon our ability to identify, attract, train, and retain a qualified workforce with the requisite skills in multiple areas, including: engineering, nuclear, trades and crafts, manufacturing, information technology, and cybersecurity, and who are able to operate effectively consistent with our values and culture. Our performance also is dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition.

A growing portion of our current workforce is nearing or eligible for retirement. To the extent we lose experienced personnel, it is critical that we hire new qualified personnel, develop and train inexperienced employees, and successfully manage the short and long-term transfer of critical knowledge and skills. We have recently experienced situations where our personnel have failed to achieve expected performance improvements on certain of our long-term contracts, which resulted in unexpected inefficiency, and in some cases, to rework, that negatively impacted our ability to achieve certain performance milestones under those contracts. Our ability to overcome these challenges in the short and long term will have a significant impact on our results of operations, financial condition, and cash flow.

Competition for talent is intense, and this has affected, and may continue to affect, our ability to successfully attract or retain personnel with the requisite skills or clearances. We continue to face increased competition for talent, both with traditional defense companies and commercial companies, and with increasing wage rates. We also compete with commercial technology companies outside of the shipbuilding and defense industry for qualified technical positions. Such companies may be able to offer more attractive compensation and other benefits to candidates, including in the recruitment of our existing employees. As a result of the above factors, we have experienced, and expect to continue to experience, significant difficulties hiring and retaining personnel with relevant qualifications and experience, which has negatively impacted, and may continue to negatively impact, our results of operations, financial condition, and cash flow, and could impact our ability to perform under our contracts and compete for new contracts. We have also experienced higher labor, recruiting, and training costs to attract and retain such employees, which has negatively impacted our results of operations, financial condition, and cash flow. A shortage of skilled employees has and may continue to impact our ability to perform our contracts and may impact our ability to compete for new contracts.

Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.

We rely on third parties to provide raw materials, major components and sub-systems, hardware elements, and sub-assemblies for our products and to perform certain services we provide to our customers, in compliance with applicable laws and regulations, including applicable DoD cybersecurity requirements. Disruptions and performance issues from our suppliers and subcontractors, unanticipated cost growth for the products and services they provide, or inconsistencies between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, have adversely impacted and may continue to impact our ability to meet our commitments to customers. Our ability to satisfy our obligations on a timely basis are adversely affected if one or more of our suppliers or subcontractors are unable to provide agreed-upon products, materials, or services in a timely, compliant, and cost-effective manner, or they otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to meet expectations could also result in our need to transition to alternate parties, if available, which could result in significant incremental cost and delay, or the need for us to provide other supplemental support to our existing suppliers and subcontractors.

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

Our future success depends in part on our ability to increase our current and future shipbuilding capacity. If we are unable to do so, or to do so in a cost-effective manner, our business could be materially adversely affected.

We expect that we will need to increase our shipbuilding capacity to meet current and future production demands. We are utilizing and may in the future utilize one or more strategies to increase such capacity including, among others, increasing investment in our current shipyards, identifying and retaining additional qualified personnel, utilizing third parties to support production needs and identifying efficiencies in our current production process to support increased production. We also may seek to increase our capacity through acquisitions, partnerships or other arrangements. Our ability to increase capacity is subject to risks and uncertainties. We cannot provide any assurances that we will be able to successfully expand production capacity, or to do so on a cost-effective basis. In addition, our ability to expand our shipbuilding capacity will also greatly depend on our ability to hire, train and retain an adequate number of personnel, in particular personnel with the appropriate level of knowledge, background and skills. Should we be unable to hire such personnel, our business and financial results would be negatively impacted.

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

Our pension and retiree health care costs are dependent upon various estimates and assumptions, including regarding discount rates, mortality and expected long-term rates of return on plan assets, which to a large extent reflect the financial markets and economic conditions. Changes to these estimates and assumptions and differences between expected and actual returns on plan assets could significantly impact our retirement related expense, the funded status of benefit plans, and contributions to our defined benefit pension and other postretirement benefit plans, which could have material adverse effects on our financial position, results of operations, or cash flows. In addition, pension cost recoveries under CAS for our U.S. Government contracts occur in different periods from those in which pension expense is recognized under accounting principles generally accepted in the United States ("GAAP") or the periods in which we make contributions to our benefit plans, and changes to estimates and assumptions and differences between expected and actual returns could adversely affect the timing of those pension cost recoveries.

We have taken certain actions intended to mitigate the risk related to our defined benefit pension plans including pension risk transfer transactions whereby we purchase group annuity contracts (“GACs”) from insurance companies using assets from the pension trust. We expect to continue to evaluate such transactions in the future. Although we are relieved of all responsibility for the associated pension obligations under the GACs we have purchased to date, we may in the future purchase GACs whereby the insurance company reimburses the pension plans but we remain responsible for paying benefits under the plans to covered retirees and beneficiaries and are subject to the risk that the insurance company will default on its obligations to reimburse the pension trusts. While we believe pension risk transfer transactions are beneficial, future transactions, depending on their size, could result in us making additional contributions to the pension trust and/or require us to recognize noncash settlement charges in earnings in the applicable reporting period.

We could be negatively impacted by security threats, including cyber security threats, and related disruptions.

As a defense contractor, we face significant cyber and other security threats. These threats include, among others, threats to our information technology infrastructure, including attempts to gain unauthorized access to classified, proprietary or other sensitive information or otherwise compromise the integrity, confidentiality and/or availability of our systems, hardware and networks or those of our suppliers and subcontractors; insider threats; ransomware; threats to the safety of our directors, officers and employees; threats to our facilities, infrastructure, products (we produce and use), and subcontractors or other suppliers; and threats from terrorist acts, espionage, civil unrest and other acts of aggression.

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. We rely on this infrastructure to process, transmit, and store electronic information, including classified and other sensitive information of the U.S. Government. We face substantial cyber security threats, including threats to our and the U.S. Government's proprietary and classified information from advanced nation state threat actors and non-state actors, sophisticated cybercrime syndicates, hacktivists, and insiders. These cyber security threats are continuously evolving and include security breaches (whether through cyber attack, cyber intrusion, or insider threat) via the internet; malicious software, including ransomware; computer viruses; attachments to emails; persons inside our organization or with access to systems inside our organization; subcontractors or suppliers; or other significant disruptions of our information technology networks and related systems or those of our suppliers or subcontractors, including through the use of new and emerging technologies like artificial intelligence. Some of these threats are zero-day attacks associated with previously unknown vulnerabilities in third party software products we utilize in our business.

We have experienced cybersecurity attacks and expect we will continue to experience additional attacks in the future. Breaches of our information technology may lead to the following types of adverse consequences: losses or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; financial costs and liabilities; protracted interruptions of our operations and performance; significant recovery and restoration expenses; degraded performance on existing contracts; the misuse of our products; and exposure to reputational damage, potential liability, or the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, any of which could have a material adverse effect on our operations, financial position, results of operations, or cash flows.

While we implement robust countermeasures to mitigate the risks posed by cyber security threats, external and internal threat actors continuously seek to evade our cyber security countermeasures to gain unauthorized and unlawful access to our information technology infrastructure, assets, and data, both on premises and in the cloud. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because attempted security breaches, particularly cybersecurity attacks and cyber intrusions or disruptions, regularly occur and will continue to occur in the future and the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target. As a result, we are not always able to anticipate techniques or to implement adequate security barriers or other preventative measures.

Our suppliers, subcontractors, and other business partners also face cyber and other security threats. Although we undertake cooperative efforts with our customers, suppliers, subcontractors, and other business partners to facilitate their understanding of cyber security threats they face and potential cyber security countermeasures to mitigate potential cyber attacks and other security threats, we rely substantially on the safeguards implemented by these organizations, which affects the security of our information. These organizations have varying levels of cyber security expertise and safeguards, and their relationships with U.S. Government contractors increases the likelihood that they are or will be impacted by the same cyber security threats we face.

We also face increasing and evolving disclosure and reporting obligations related to cybersecurity events. Despite rigorous processes, we may be unable to meet existing or future disclosure obligations and risk potentially having our disclosures when made misinterpreted. National security or public safety considerations may further affect, or in some instances prevent, our public disclosure of a cybersecurity incident in certain circumstances.

We could also encounter threats to our physical security, including our facilities and personnel, and threats from workplace violence, civil unrest, acts of sabotage or terrorism, and other local security issues, any of which could disrupt our business. Our customers and suppliers face similar risks that, if realized, could also adversely impact our operations. Any such events could cause delays or disruption or otherwise impact our business, and or all of which may require us to incur greater costs for security or to shut down operations for a period of time.

The occurrence and impact of these various risks are difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations, or cash flows.

We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.

We utilize artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”) in connection with our business, including to enhance productivity and operational efficiency and optimize processes utilized in our business. There is inherent risk and uncertainty involved in using AI and we cannot provide assurances that our use of AI will enhance our products or services, produce the intended results, or keep pace with our competitors. We have implemented an AI Governance and Enablement Program to oversee the use of AI in our business. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contracts to which we are a party.

In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.

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

Damage and disruption resulting from natural and environmental disasters may be significant. Disruptions could also impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs, or result in a lack of available coverage. If insurance or other risk transfer mechanisms is unavailable or insufficient to recover material costs associated with natural or environmental disasters or other events, we could experience a material adverse effect on our financial position, results of operations, or cash flows.

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

If an epidemic, pandemic or similar outbreak were to occur, we could incur similar impacts in the future, in connection with health epidemics, pandemics, or similar outbreaks, and related cost increases may not be fully recoverable under our contracts or adequately covered by insurance, which could impact our profitability.

Our business could be negatively impacted if we are unsuccessful negotiating new collective bargaining agreements.

Approximately 45% of our employees are covered by a total of nine collective bargaining agreements. Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. While we believe we maintain satisfactory relationships with our represented workers, it is possible we may experience difficulties with renewals and renegotiating expiring collective bargaining agreements. We have experienced in the past work stoppages, strikes, and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, or if our employees pursue new collective representation, we could incur additional costs or work delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

Changes in future business conditions could cause business investments, recorded goodwill, and/or purchased intangible assets to become impaired, resulting in losses and write-downs that would reduce our operating income.

Our business strategy includes strategic business acquisitions and non-controlling investments in businesses. Acquisitions involve estimates, assumptions, and judgments to arrive at acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. As of December 31, 2024, goodwill and purchased intangible assets from prior business acquisitions accounted for approximately 22% and 6%, respectively, of our total assets. Notwithstanding our acquisition process and business integration efforts, actual operating results of businesses we acquire or in which we invest may vary from expectations. In such events, we may be required to write down our carrying values of the related goodwill, purchased intangible assets, or investments. A significant decrease in expected cash flows or unfavorable changes in market conditions, including declines in the trading price of our common stock, may indicate potential impairment of recorded goodwill or purchased intangible assets. Significant write-offs of goodwill or other purchased intangible assets could have a material adverse effect on our financial condition or results of operations.

Legal and Regulatory Risk Factors

As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or negative findings from a U.S. Government audit or investigation.

As a U.S. Government contractor, we are subject to significant legal regulatory requirements, including specific regulations related to our nuclear operations. Government contracting requirements increase our contract performance costs and compliance costs and risks, and change on a routine basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in further performance and compliance requirements and higher costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to cybersecurity, information protection, environment, cost accounting, counterfeit parts, specialty metals, among others), can increase our performance costs and compliance costs and risks, and reduce our profitability. In addition, If we are found to have engaged in illegal activities, or are found to not be presently responsible, as defined under the FAR, we may be subject to reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment.

We operate in a heavily regulated environment and are overseen and routinely audited by the U.S. Government and its agencies, including the U.S. Navy's Supervisor of Shipbuilding, the DCAA, and the DCMA. These agencies evaluate our performance, cost structures, and compliance, as well as the adequacy of our business systems and processes. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, sanctions, compensatory, treble, or other damages. Allegations of impropriety can also cause significant reputational damage.

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

In addition, the U.S. Government has from time to time recommended that certain of our contract prices be reduced, or that certain costs allocated to our contracts be disallowed. In response to U.S. Government audits, investigations, and inquiries, we have adjusted our contract prices and costs allocated to our government contracts. Such audits, investigations, and inquiries may result in future reductions of our contract prices, which could be substantial. Costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded to the customer if previously reimbursed.

If we or those with whom we do business do not comply with the laws, regulations, rules, contract terms and processes to which we are subject or if customer business practices or requirements change significantly, including with respect to allowable costs, it could affect our ability to compete, have a significant adverse impact on our reputation and have a material adverse effect on our financial position, results of operations and/or cash flows.

We are subject to investigations, claims, litigation, disputes and other legal proceedings that could ultimately be resolved against us.

The size, nature, and complexity of our business make us highly susceptible to investigations, claims, litigation, disputes, and other legal proceedings. We are and may become subject to various legal proceedings across a broad array of matters, including but not limited to, administrative, civil, and criminal litigation, environmental claims, income tax proceedings, compliance proceedings, customer claims, enforcement actions, audits, investigations and other legal proceedings, which can divert financial and management resources and result in fines, penalties, compensatory, treble, or other damages, or nonmonetary sanctions. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges. Suspension or debarment or criminal resolutions in particular could have a material adverse effect on our business because of our reliance on government contracts and authorizations. Any litigation, claim, dispute, audit, or investigation, even if pending or not ultimately substantiated or if fully indemnified or insured, could negatively impact our reputation among our customers and the public and make it more difficult for us to compete effectively or acquire adequate insurance in the future. The negative resolution of investigations, claims, litigation, disputes or other legal proceedings could have a material adverse effect on our financial position, results of operations, or cash flows. See Note 13: Investigations, Claims, and Litigation in Item 8.

Environmental costs could have a material adverse effect on our financial position, results of operations, or cash flows.

Our operations are subject to and affected by federal, state, local, and foreign environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal, and remediation of certain materials, substances, and wastes used in our operations. Future environmental laws or regulations could also impact us. Environmental laws and regulations may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges and/or to decrease the likelihood of accidental hazardous material releases. We expect to incur future capital and operating costs to comply with current and future laws and regulations for environmental protection and remediation, and such costs could be substantial, depending on the future proliferation of environmental requirements and the extent to which we discover currently unknown environmental conditions.

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

Various federal, state, and local environmental laws and regulations impose restrictions on the discharge of pollutants into the environment and establish standards for the transportation, storage, and disposal of toxic and hazardous wastes. Substantial fines, penalties, and criminal sanctions may be imposed for noncompliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances. Such laws and regulations impose liability upon a party for environmental cleanup and remediation costs and damage without regard to the negligence or fault of such party and could expose us to liability for the conduct of or conditions caused by third parties. Moreover, if we violate the Clean Air Act or the Clean

Water Act, the facility or facilities involved in the violation could be placed by the EPA on a list of facilities that generally cannot be used in performing on U.S. Government contracts until the violation is corrected.

Our business may be affected by environmental impacts, including climate change, and evolving legal and regulatory requirements and stakeholder sentiment. Changes in environmental and climate-related laws or regulations, including regulations on greenhouse gas emissions, carbon pricing, energy taxes, product efficiency standards, mandatory disclosure obligations, and other requirements, could increase our operational and compliance expenditures and those of our suppliers, including increased energy and raw materials costs and costs associated with manufacturing changes. We also may be impacted by stockholders or other stakeholders that oppose our sustainability efforts and/or legislation or other initiatives that oppose environmental, social and governance efforts, any or all of which could adversely impact our business.

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
•Unplanned expenditures relating to maintenance, operations, security, and repairs, including repairs required by the U.S. Navy, the U.S. Nuclear Regulatory Commission, or the DoE;
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

Our nuclear operations are subject to various safety related requirements imposed by the U.S. Navy, the DoE, and the U.S. Nuclear Regulatory Commission. In the event of noncompliance, these agencies may increase regulatory oversight, impose fines, or shut down our operations, depending on their assessment of the severity of the noncompliance. In addition, new or revised security and safety requirements imposed by the U.S. Navy, DoE, and U.S. Nuclear Regulatory Commission could require substantial capital and other expenditures.

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

Our reputation and our ability to conduct business may be impacted by the improper conduct of employees, agents, suppliers, subcontractors or business partners.

We have implemented detailed compliance plans and related compliance controls, policies, procedures, and training, in addition to contractual terms, as applicable, designed to prevent and detect misconduct by our employees, agents, business partners, and others working on our behalf, including suppliers and subcontractors, that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, false claims, procurement integrity cost accounting and billing, competition, and information security and data privacy. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents, suppliers, subcontractors, business partners or others working with us or on our behalf. We have been, and may in the future be, impacted by such misconduct. The risk of improper conduct may increase as we expand our operations into foreign jurisdictions, including as we pursue opportunities with local and new partners. In the ordinary course we form and are members of joint ventures. Notwithstanding our robust processes, we may be unable to prevent misconduct or violations of applicable laws by these joint ventures (including their officers, directors and employees) or our business partners. Any improper actions by our employees, agents, business partners, those with whom we do business and others working on our behalf could subject us to administrative, civil, or criminal investigations and enforcement actions, monetary and non-monetary penalties, including suspension or debarment, which could have a material adverse effect on our financial position, results of operations, or cash flows. Moreover, actions that are inconsistent with our culture and values, including with respect to product safety or quality, legal or regulatory compliance, financial reporting, or people management, may cause us significant reputational damage.

Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.

We are subject to income and other taxes in the U.S. (federal and state) and foreign jurisdictions. Changes in applicable tax laws and regulations or their interpretation and application, including those with retroactive effect, have affected and could affect our tax expense and profitability and cash flows.

In addition to future changes in tax laws, the amount of net deferred tax liabilities will change periodically as a result of a number of factors, including the measurement of our defined benefit pension plans, actual cash contributions to our defined benefit pension plans, changes in the timing of contract taxable income, and changes in the amount and timing of depreciation and amortization deductions. We are also regularly under audit or examination by taxing authorities, including foreign tax authorities. The final determination of tax liabilities and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows. See Note 11: Income Tax under Item 8 for further information regarding our estimated income tax liabilities and a discussion of tax years that are currently under examination by taxing authorities.

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

We can provide no assurance we will continue to increase our dividends or repurchase shares of our common stock.

The payment of cash dividends and repurchases of our common stock are subject to limitations under applicable law and the discretion of our board of directors, considered in the context of current conditions, including our earnings, other operating results, and capital requirements. Declines in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit our ability under Delaware law to pay dividends and repurchase shares in the future. In addition, the timing and amount of share repurchases under board-approved share repurchase programs are within the discretion of management and depend upon many factors, including our share price, results of operations, capital requirements, and general business conditions, as well as applicable law.

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

Our CISO executes the Cybersecurity Program with the support of the Cybersecurity Management Team, which has extensive cybersecurity expertise to protect and defend our networks, physical systems, infrastructure, and data from cybersecurity risks. Our CISO has 33 years of experience in cybersecurity and information technology, over 20 years working with NAVSEA 08Y, approval authority of HII’s unclassified Naval Nuclear Propulsion Information networks, and holds a Master’s degree in Cybersecurity. He has specific experience in the following cybersecurity areas: Cyber & IT security policy & governance; information risk management; cybersecurity strategic planning and integration; enterprise infrastructure; cybersecurity engineering; incident response and remediation; supply chain cyber risk management; cybersecurity awareness training; M&A cyber risk management; cloud security; identity management; disaster recovery; cybersecurity regulation compliance; and cybersecurity damage assessment.

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

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed under Item 1A. "Risk Factors," specifically the risks titled "We could be negatively impacted by security threats, including cyber security threats, and related disruptions" and "Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing," the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

ITEM 2. PROPERTIES

Our principal properties are located in Pascagoula, Mississippi; Fairfax, McLean, and Newport News, Virginia; and Washington, D.C.
Ingalls - The primary properties comprising our Ingalls operating segment are located in Pascagoula, Mississippi.

Our Pascagoula shipyard facilities are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. This shipyard offers a collection of manufacturing capabilities, including a 660-ton gantry crane and a Land Based Test Facility. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 42 years of the lease and beyond.

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

In January 2025, the Company acquired substantially all of the assets of W International SC, LLC and Vivid Empire SC, LLC (collectively “W International”), a South Carolina-based complex metal fabricator specializing in the manufacture of shipbuilding structures, modules, and assemblies. The acquired manufacturing facility operates within the Newport News segment as Newport News Shipbuilding – Charleston Operations.

Mission Technologies - The properties comprising our Mission Technologies operating segment are located throughout the United States, United Kingdom, and Australia. Our Mission Technologies headquarters are in Fairfax and McLean, Virginia. We lease and own properties related to our operations in approximately 53 cities, consisting of both corporate support locations and contract performance locations. We also have employees working at customer sites throughout the United States and in other countries.

As of December 31, 2024, we had major operations in Honolulu, Hawaii; Odon, Indiana; Annapolis Junction and Hanover, Maryland; Syracuse, New York; Beavercreek and Dayton, Ohio; Alexandria, Suffolk, and Virginia Beach, Virginia; Pocasset, Massachusetts; and Panama City Beach, Florida.

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

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 13: Investigations, Claims, and Litigation in Item 8. Consistent with the requirements of Securities and Exchange Commission Regulation S-K, Item 103, our threshold for disclosing any environmental legal proceeding involving a governmental authority is potential monetary sanctions that our management believes will exceed $1 million.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "HII".

Stockholders

The approximate number of our common stockholders was 11,921 as of January 31, 2025.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders is currently scheduled to be held on April 30, 2025.

Dividend

For the years ended December 31, 2024 and 2023, we declared dividends on common stock totaling $5.25 and $5.02 per share, respectively. While we intend to continue paying dividends, the declaration of cash dividends is at the discretion of our board of directors, considered in the context of the current conditions, including our earnings, other operating results, capital requirements, and applicable laws.

Stock Performance Graph
The following graph compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2019, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Select Index.

Total Stockholder Returns
200
150
100
50
Index Value ($)
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1,2]
October 1, 2024 to October 31, 2024	—	$—	—	$1,352.3
November 1, 2024 to November 30, 2024	—	—	—	1,352.3
December 1, 2024 to December 31, 2024	—	—	—	1,352.3
Total	—	$—	—	$1,352.3
1 From the stock repurchase program's inception through December 31, 2024, we have purchased 14,584,709 shares at an average price of $167.82 per share for a total of $2.4 billion.
2 In November 2012, we announced the establishment of our stock repurchase program. In January 2024, our board of directors authorized an increase in the stock repurchase program to $3.8 billion and an extension of the term to
December 31, 2028.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read along with the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K along with the other sections of this Form 10-K, including Item 1A. "Risk Factors."

Business Environment

We continue to see uncertainty in the economy, our industry, and our company. Our customers, suppliers and subcontractors continue to face challenges, and our results for the year were adversely affected by significant challenges relating to labor availability, our supply chain, and inflation, among other challenges. We cannot predict how long these challenges will continue, whether these challenges will change over time, or whether our actions to address these challenges will be successful.

U.S. Political and Economic Environment – The November 2024 elections, which resulted in Republican control of the executive and legislative branches, has resulted in a range of policy changes both domestically and internationally as Republicans seek to reorient U.S. priorities. The new Administration has employed, and is expected to continue to employ, executive actions and other methods, including regulations and policy proposals that impact trade, tax, immigration, energy policies, and other areas.

The debt ceiling is expected to continue to be an area of considerable debate. High debt levels may impose fiscal constraints on many policy objectives, complicating efforts to deliver on promises made during the elections.

Domestically, we expect that national debt levels, inflationary pressures, gross domestic product growth, among other considerations, could impact U.S. budgets and priorities, including with respect to discretionary spending. While monthly inflation rates have declined since peaking at 9.1% in June of 2022, rising military personnel and operations and maintenance costs continue to pressure the Pentagon’s investment portfolio buying power. If above-

average inflationary conditions continue over the long-term, additional resources may be required to address contract and labor cost growth.

Global supply chain and labor markets continue to experience high levels of disruption, causing significant materials and parts shortages, including raw material, microelectronics and commodity shortages, as well as delivery delays, labor shortages, and price increases. The labor market continues to present significant challenges for our Company, our industry, and the supply chain. Our ability to increase throughput and meet production schedules is directly impacted by labor availability and performance. We monitor labor market conditions and trends and work to mitigate the effects of labor challenges through a variety of measures. Challenges in the labor market are addressed through targeted talent acquisition, partnerships with community colleges, apprentice school sourcing and recruiting, workforce succession planning, and initiatives to retain current employees. Labor shortages and retention also are impacting our supply chain, resulting in longer lead times for materials, parts, and other supplies. Our supply chain has been impacted further by delivery delays, raw material shortages and price increases caused by continued inflationary pressures.

The shipbuilding defense industry is unique in many ways. It is heavily capital and skilled labor intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by a fragile supplier base that has trended toward exclusive providers. The DoD continues to adjust its procurement practices and streamline acquisition organizations and processes in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. Additionally, the U.S. Navy must compete with other national priorities, including other defense activities, non-defense discretionary spending, and entitlement programs, for a share of federal budget funding. While the impact to our business resulting from these developments remains uncertain, they could have a material impact on current programs, as well as new business opportunities with the DoD.

Defense Spending Environment – On March 11, 2024, the Biden Administration proposed a Fiscal Year (FY) 2025 budget request of $849.8 billion for the DoD, consistent with the discretionary funding cap for defense approved by Congress under the Financial Responsibility Act (“FRA”) of 2023. Additionally, the FRA included a sequestration mechanism to incentivize Congress to enact regular, full-year appropriations legislation instead of relying on continuing resolutions ("CR"). Although the Federal government is operating under a CR through March 14, 2025, sequestration would not be enforced until April 30, 2025 and would be reversed upon the enactment of full-year appropriations. The emergency national security supplemental funding legislation enacted during fiscal year 2025 is not subject to the FRA budget caps.

The House and Senate reached a compromise agreement on the National Defense Authorization Act ("NDAA") for fiscal year 2025 in December 2024. Overall, the fiscal year 2025 NDAA authorizes $883.7 billion in national security spending, including $849.9 billion for the Pentagon, consistent with the spending caps directed in the FRA. The compromise legislation supports our shipbuilding priorities with a total authorization of $32.7 billion for shipbuilding programs, including procurement authorization of the Travis Manion (LPD 33) Flight II amphibious ship, one Virginia class (SSN 774) submarine, three Arleigh Burke class (DDG 51) destroyers and the RCOH of USS Harry S. Truman (CVN 75). Additionally, the fiscal year 2025 NDAA supports the amphibious warship bundle contract signed in 2024 by authorizing advanced procurement funding for LPD 34 (unnamed), LPD 35 (unnamed), and Helmand Province (LHA 10).

Both House and Senate appropriations bills have passed out of committee, and the House defense appropriations bill has been approved by the full House. The House defense appropriations bill funds the Defense Department within the spending caps in the 2023 debt limit deal and supports the President’s budget request by funding one Virginia class (SSN 774) submarine, two Arleigh Burke class (DDG 51) destroyers, one LPD Flight II amphibious ship, and one CVN RCOH. The Senate Appropriations Committee added approximately $21 billion in emergency funding not subject to the FRA caps and included fiscal year 2025 funding for three Arleigh Burke class (DDG 51) destroyers, one Virginia class (SSN 774) submarine, one LPD Flight II amphibious ship, one CVN RCOH, one FFG-62 frigate, and advanced procurement funding for an additional Arleigh Burke class destroyer in fiscal year 2026.

Although a new fiscal year began on October 1, 2024, annual appropriations to fund the federal government for fiscal year 2025 have not been enacted. To provide Congress additional time to reach agreements on funding levels for federal agencies, a continuing resolution was enacted extending funding through December 20, 2024, at fiscal year 2024 levels. Congress passed a second CR in December 2024 that extended federal funding through March 14, 2025.

While the DoD is normally prohibited from starting new programs or increasing funding on existing programs under a CR, the current CR includes anomalies that will allow the DoD to deviate from typical restrictions and obligate funding to support procurement of the Virginia class and Columbia class submarine programs. A $5.7 billion emergency appropriations anomaly supports fiscal year 2024 and fiscal year 2025 Virginia class submarines as well as workforce wages and shipyard investments. This funding does not count against the FRA fiscal year 2025 funding cap.

We cannot predict the outcome of the fiscal year 2025 budget process or whether additional short-term funding will be required in the event annual appropriations measures are not finalized by the expiration date of the current CR.

Global Geopolitical Environment – The global geopolitical environment continues to be impacted by uncertainty, heightened tensions, and instability, all of which drive the increasing need for defense offerings, including those provided by our company. Global geopolitical relationships continue to evolve. The U.S. and its allies face a global security environment that is impacted by threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability.

The ongoing conflict in Ukraine and the associated sanctions have impacted the global economy, caused heightened cyber and other security risks, exacerbated supply chain challenges, resulted in higher energy costs, and further impacted inflationary pressures. In addition, tensions with China, along with hostilities in the Middle East, continued conflicts globally, and changes in international trade policies have impacted, and could continue to impact, the global market for defense products, services, and solutions.

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

Our contracts typically fall into one of four categories: firm fixed-price, fixed-price incentive, cost-type, and time and materials. See Note 6: Revenue in Item 8.

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

•Revenue recognition;
•Retirement related benefit plans; and
•Workers' compensation.

Revenue Recognition

Most of our revenues are derived from long-term contracts for the production of goods and services provided to the U.S. Government, which are generally accounted for by recognizing revenues over time using a cost-to-cost measure of progress. In estimating contract costs, we utilize a profit-booking rate based upon performance expectations that incorporate a number of assumptions and estimates regarding risks related to technical requirements, feasibility, schedule, and contract costs. Management performs periodic reviews of the contracts to evaluate the underlying risks, which may increase the profit-booking rate as we are able to mitigate and retire such risks. For the impacts of changes in estimates on our consolidated statements of operations and comprehensive income, see Note 6: Revenue in Item 8.

Retirement Related Benefit Plans

We recognize, on a plan-by-plan basis, the funded status of our retirement related benefit plans as an asset or liability on our balance sheet, with corresponding adjustments to after-tax accumulated other comprehensive loss and deferred tax assets or liabilities. The funded status represents the difference between the benefit obligation and the fair value of plan assets. See Note 16: Employee Pension and Other Postretirement Benefits in Item 8.

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

Discount Rate - The assumed discount rate under FAS is used to determine the retirement related benefit plan obligations and expense, and represents the hypothetical rate at which plan benefit obligations could be effectively settled at the measurement date. Consequently, the discount rate can be volatile from year to year. The discount rate assumption is determined for each plan by constructing a hypothetical portfolio of high-quality bonds with cash flows that match the estimated outflows for future benefit payments to determine a single equivalent discount rate. Benefit payments are not only contingent on the terms of a plan but also on the underlying participant demographics, including current age and assumed mortality. We use only bonds that are denominated in U.S. Dollars, are rated Aa or better by nationally recognized statistical rating agencies, have a minimum outstanding issue of $50 million as of the measurement date, and are not convertible or index-linked.

Expected Long-Term Rate of Return - The expected long-term rate of return on assets is used to calculate net periodic expense, based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. Historical plan asset performance alone has inherent limitations in predicting future returns. While studies are helpful in understanding past and current trends and performance, the rate of return assumption is based more on long-term prospective views to avoid short-term market influences. Unless plan assets and benefit obligations are subject to re-

measurement during the year, the expected return on pension assets is based on the fair value of plan assets at the beginning of the year.

Mortality - Mortality assumptions are used to determine the retirement related benefit obligations and expense, and represent the likelihood and duration of benefit payments to plan participants based on historical experience and projected longevity. We periodically update our mortality assumptions as circumstances warrant.

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive loss. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2024, the actual return on assets was approximately 7.7%, which was less than the expected return assumption of 8.00%. For the year ended December 31, 2024, the weighted average discount rates for our pension and other postretirement benefit plans increased by 70 and 44 basis points, respectively. The differences in asset returns resulted in an actuarial loss of $24 million, and the differences in discount rates resulted in an actuarial gain of $500 million for the year ended December 31, 2024.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pension expense and obligations:

($ in millions)	Increase (Decrease) in 2025 Expense	Increase (Decrease) in December 31, 2024 Obligations
25 basis point decrease in discount rate	$3	$163
25 basis point increase in discount rate	—	(156)
25 basis point decrease in expected return on assets	17
25 basis point increase in expected return on assets	(17)

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

For the limited group of investments for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value. See Note 16: Employee Pension and Other Postretirement Benefits in Item 8.

Accumulated Other Comprehensive Loss - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive loss, along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 16: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial gains as of December 31, 2024 were $59 million and unrecognized actuarial losses as of December 31, 2023 were $455 million. The increase in actuarial gains in 2024 was primarily driven by higher discount rates used to determine benefit obligations of $500 million and amortization of previously unrecognized actuarial losses of $5 million, which were offset by lower than expected asset returns of $24 million.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2024 and 2023 were $111 million and $125 million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The change in unrecognized prior service costs (credits) in 2024 resulted from plan amendments and the amortization of previously accumulated prior service costs (credits).

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

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for further information.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Year Ended December 31			2024 over 2023		2023 over 2022
($ in millions)	2024	2023	2022	Dollars	Percent	Dollars	Percent
Sales and service revenues	$11,535	$11,454	$10,676	$81	1%	$778	7%
Cost of product sales and service revenues	10,085	9,808	9,236	277	3%	572	6%
Income from operating investments, net	49	37	48	12	32%	(11)	(23)%
Other income and gains, net	9	120	1	(111)	(93)%	119	11,900%
General and administrative expenses	973	1,022	924	(49)	(5)%	98	11%
Operating income	535	781	565	(246)	(31)%	216	38%
Interest expense	(95)	(95)	(102)	—	—%	7	7%
Non-operating retirement benefit	179	148	276	31	21%	(128)	(46)%
Other, net	24	19	(20)	5	26%	39	195%
Federal and foreign income taxes	93	172	140	(79)	(46)%	32	23%
Net earnings	$550	$681	$579	$(131)	(19)%	$102	18%

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

Sales and service revenues for the year ended December 31, 2024, increased $81 million, or 1%, compared to the same period in 2023, due to higher volumes at Mission Technologies and Ingalls, partially offset by lower volumes at Newport News.

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

Other Income and Gains, Net

Other income and gains, net in 2024 was $9 million, compared to $120 million in 2023. The decrease was due to the sale of a court judgment in 2023 and the settlement of a representations and warranties insurance claim related to the acquisition of Hydroid in 2023, partially offset by the settlement of an insurance claim in 2024.

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

General and administrative expenses in 2024 decreased $49 million, or 5%, compared to 2023. The decrease was primarily due to lower state taxes.

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

The following table reconciles operating income to segment operating income:

	Year Ended December 31			2024 over 2023		2023 over 2022
($ in millions)	2024	2023	2022	Dollars	Percent	Dollars	Percent
Operating income	$535	$781	$565	$(246)	(31)%	$216	38%
Operating FAS/CAS Adjustment	62	72	145	(10)	(14)%	(73)	(50)%
Non-current state income taxes	(24)	(11)	2	(13)	(118)%	(13)	(650)%
Segment operating income	$573	$842	$712	$(269)	(32)%	$130	18%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Year Ended December 31			2024 over 2023		2023 over 2022
($ in millions)	2024	2023	2022	Dollars	Percent	Dollars	Percent
FAS benefit (expense)	$64	$30	$86	$34	113%	$(56)	(65)%
CAS cost	53	46	45	7	15%	1	2%
FAS/CAS Adjustment	117	76	131	41	54%	(55)	(42)%
Non-operating retirement benefit	(179)	(148)	(276)	(31)	(21)%	128	46%
Operating FAS/CAS Adjustment (expense) benefit	$(62)	$(72)	$(145)	$10	14%	$73	50%

The Operating FAS/CAS Adjustment in 2024 was a net expense of $62 million, compared to a net expense of $72 million in 2023. The favorable change was primarily driven by higher interest rates under FAS.

We expect the FAS/CAS Adjustment in 2025 to be a net benefit of approximately $148 million (($100) million FAS and $48 million CAS), primarily driven by higher discount rates under FAS.

We expect the Operating FAS/CAS Adjustment in 2025 to be a net expense of approximately $43 million ($91 million FAS and $48 million CAS), primarily driven by higher interest rates under FAS.

The expected FAS/CAS Adjustment is subject to change during 2025, when we remeasure our actuarial estimate of the unfunded benefit obligation with updated census data and other items later in the year.

Non-current State Income Taxes

Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities, and the tax expense or benefit associated with changes in state unrecognized tax benefits in the relevant period. These amounts are recorded within operating income. Current period state income taxes are charged to contract costs and included in cost of sales and service revenues in segment operating income.

Non-current state income tax benefit in 2024 was $24 million, compared to non-current state income tax benefit of $11 million in 2023. The favorable change in non-current state income taxes was driven by a decrease in deferred state income tax expense, primarily attributable to the reduction in the blended state income tax rate applied to our deferred tax balances.

SEGMENT OPERATING RESULTS

Basis of Presentation

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Year Ended December 31			2024 over 2023		2023 over 2022
($ in millions)	2024	2023	2022	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$2,767	$2,752	$2,570	$15	1%	$182	7%
Newport News	5,969	6,133	5,852	(164)	(3)%	281	5%
Mission Technologies	2,937	2,699	2,387	238	9%	312	13%
Intersegment eliminations	(138)	(130)	(133)	(8)	(6)%	3	2%
Sales and service revenues	$11,535	$11,454	$10,676	$81	1%	$778	7%
Operating Income
Ingalls	$211	$362	$292	$(151)	(42)%	$70	24%
Newport News	246	379	357	(133)	(35)%	22	6%
Mission Technologies	116	101	63	15	15%	38	60%
Segment operating income	573	842	712	(269)	(32)%	130	18%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(62)	(72)	(145)	10	14%	73	50%
Non-current state income taxes	24	11	(2)	13	118%	13	650%
Operating income	$535	$781	$565	$(246)	(31)%	$216	38%

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

Segment Operating Income

Segment operating income reflects the aggregate performance results of contracts within a segment. Excluded from this measure are certain costs not directly associated with contract performance, such as the Operating FAS/CAS Adjustment and non-current state income taxes. Changes in segment operating income are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract profit margin rates. These changes typically relate to profit recognition associated with revisions to estimated costs at completion ("EAC"), which reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, inflationary pressures on our supply chain, the effects of workforce stoppages and other labor-related shortfalls, the availability of raw materials, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided.

Net Cumulative Catch-up Revenue Adjustments

For the years ended December 31, 2024, 2023, and 2022, gross favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Year Ended December 31
($ in millions)	2024	2023	2022
Gross favorable adjustments	$287	$309	$325
Gross unfavorable adjustments	(413)	(191)	(212)
Net adjustments	$(126)	$118	$113

For the years ended December 31, 2024, 2023, and 2022, net cumulative catch-up revenue adjustments by segment were as follows:

	Year Ended December 31
($ in millions)	2024	2023	2022
Ingalls	$14	$91	$109
Newport News	(154)	9	(13)
Mission Technologies	14	18	17
Net adjustments	$(126)	$118	$113

Ingalls

	Year Ended December 31			2024 over 2023		2023 over 2022
($ in millions)	2024	2023	2022	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,767	$2,752	$2,570	$15	1%	$182	7%
Segment operating income	211	362	292	(151)	(42)%	70	24%
As a percentage of segment sales	7.6%	13.2%	11.4%

Sales and Service Revenues

Ingalls sales and service revenues, including intersegment sales, increased $15 million, or 1%, in 2024 compared to 2023, primarily driven by higher volumes in surface combatants, partially offset by lower volumes in amphibious assault ships and the NSC program.

Segment Operating Income

Ingalls segment operating income in 2024 was $211 million, compared to segment operating income of $362 million in 2023. The decrease was primarily driven by the sale of a court judgment in 2023 and lower performance on amphibious assault ships and surface combatants.
Newport News

	Year Ended December 31			2024 over 2023		2023 over 2022
($ in millions)	2024	2023	2022	Dollars	Percent	Dollars	Percent
Sales and service revenues	$5,969	$6,133	$5,852	$(164)	(3)%	$281	5%
Segment operating income	246	379	357	(133)	(35)%	22	6%
As a percentage of segment sales	4.1%	6.2%	6.1%

Sales and Service Revenues

Newport News sales and service revenues, including intersegment sales, decreased $164 million, or 3%, in 2024 compared to 2023, primarily driven by cumulative catch-up adjustments on the Virginia class (SSN 774) submarine program, and lower volumes on aircraft carriers and naval nuclear support services, partially offset by higher volumes in the Columbia class (SSBN 826) program.

Segment Operating Income

Newport News segment operating income in 2024 was $246 million, compared to segment operating income of $379 million in 2023. The decrease was primarily driven by lower performance on the Virginia class (SSN 774) submarine program and aircraft carriers, partially offset by contract incentives on the Columbia class (SSBN 826) program.

Mission Technologies

	Year Ended December 31			2024 over 2023		2023 over 2022
($ in millions)	2024	2023	2022	Dollars	Percent	Dollars	Percent
Sales and service revenues	$2,937	$2,699	$2,387	$238	9%	$312	13%
Segment operating income	116	101	63	15	15%	38	60%
As a percentage of segment sales	3.9%	3.7%	2.6%

Sales and Service Revenues

Mission Technologies sales and service revenues, including intersegment sales, for the year ended December 31, 2024, increased $238 million, or 9%, compared to 2023, primarily due to higher volumes in CEW&S and C5ISR contracts.

Segment Operating Income

Mission Technologies segment operating income for the year ended December 31, 2024, was $116 million, compared to segment operating income of $101 million in 2023. The increase was primarily driven by higher volume and performance in CEW&S, higher performance in fleet sustainment, and higher equity income from operating investments, partially offset by the settlement of a representations and warranties insurance claim related to the acquisition of Hydroid in 2023.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following table presents segment sales and service revenues by both product and service:

	Segment Sales and Service Revenues
($ in millions)	Year Ended December 31			2024 over 2023		2023 over 2022
Segment Information	2024	2023	2022	Dollars	Percent	Dollars	Percent
Ingalls
Product	$2,424	$2,495	$2,372	$(71)	(3)%	$123	5%
Service	335	248	186	87	35%	62	33%
Intersegment	8	9	12	(1)	(11)%	(3)	(25)%
Total Ingalls	2,767	2,752	2,570	15	1%	182	7%
Newport News
Product	4,921	5,053	4,821	$(132)	(3)%	232	5%
Service	1,045	1,077	1,026	$(32)	(3)%	51	5%
Intersegment	3	3	5	$—	—%	(2)	(40)%
Total Newport News	5,969	6,133	5,852	(164)	(3)%	281	5%
Mission Technologies
Product	119	116	90	$3	3%	26	29%
Service	2,691	2,465	2,181	$226	9%	284	13%
Intersegment	127	118	116	$9	8%	2	2%
Total Mission Technologies	2,937	2,699	2,387	238	9%	312	13%
Segment Totals
Product	$7,464	$7,664	$7,283	$(200)	(3)%	$381	5%
Service	4,071	3,790	3,393	$281	7%	397	12%
Total Segment	$11,535	$11,454	$10,676	$81	1%	$778	7%

The following table presents segment cost of sales and service revenues by both product and service:

	Segment Cost of Sales and Service Revenues
($ in millions)	Year Ended December 31			2024 over 2023		2023 over 2022
Segment Information	2024	2023	2022	Dollars	Percent	Dollars	Percent
Ingalls
Product	$2,070	$2,031	$1,931	$39	2%	$100	5%
Service	294	207	162	87	42%	45	28%
Intersegment	8	9	12	(1)	(11)%	(3)	(25)%
Total Ingalls	2,372	2,247	2,105	125	6%	142	7%
Newport News
Product	4,276	4,254	4,097	$22	1%	157	4%
Service	865	900	858	$(35)	(4)%	42	5%
Intersegment	3	3	5	$—	—%	(2)	(40)%
Total Newport News	5,144	5,157	4,960	(13)	—%	197	4%
Mission Technologies
Product	102	121	73	$(19)	(16)%	48	66%
Service	2,416	2,223	1,970	$193	9%	253	13%
Intersegment	127	118	116	$9	8%	2	2%
Total Mission Technologies	2,645	2,462	2,159	183	7%	303	14%
Segment Totals
Product	$6,448	$6,406	$6,101	$42	1%	$305	5%
Service	3,575	3,330	2,990	$245	7%	340	11%
Total Segment (1)	$10,023	$9,736	$9,091	$287	3%	$645	7%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales in 2024 decreased $200 million, or 3%, from 2023, primarily due to lower volumes on aircraft carriers and cumulative catch-up adjustments on the Virginia class (SSN 774) submarine program at Newport News and lower volumes at Ingalls in amphibious assault ships, partially offset by higher volumes in the Columbia class (SSBN 826) program at Newport News and higher volumes at Ingalls in surface combatants.

Segment cost of product sales in 2024 increased $42 million, or 1%, compared to 2023, primarily due to higher volumes at Ingalls in surface combatants and higher volumes in the Columbia class (SSBN 826) program at Newport News, partially offset by lower volumes on aircraft carriers at Newport News.

Service Revenues and Segment Cost of Service Revenues

Service revenues in 2024 increased $281 million, or 7%, from 2023, primarily as a result of higher volumes at Mission Technologies in CEW&S and C5ISR.

Cost of service revenues in 2024 increased $245 million, or 7%, compared to 2023, consistent with the higher service volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for each of the years ended December 31, 2024 and 2023 was $95 million.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

The non-operating retirement benefit in 2024 was $179 million, compared to $148 million in 2023. The favorable change was primarily driven by higher 2023 returns on plan assets.

Other, Net

Other, net income in 2024 was $24 million, compared to other, net income of $19 million in 2023. There were no individually significant drivers for the increase in Other, net for the year ended December 31, 2024.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from continuing operations was 14.5% in 2024, compared to 20.2% in 2023. The decrease in our effective tax rate for 2024 was primarily attributable to current and prior period research and development tax credits recorded in 2024.

For the year ended December 31, 2024, our effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to research and development tax credits for the current and prior periods.

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

BACKLOG

Total backlog as of December 31, 2024, was approximately $48.7 billion. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded indefinite delivery/indefinite quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer as of December 31, 2024 and 2023, respectively.

The following table presents funded and unfunded backlog by segment as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$13,519	$2,333	$15,852	$12,546	$3,201	$15,747
Newport News	12,079	14,666	26,745	11,890	15,349	27,239
Mission Technologies	1,824	4,292	6,116	1,545	3,590	5,135
Total backlog	$27,422	$21,291	$48,713	$25,981	$22,140	$48,121

We expect approximately 21% of the $48.7 billion total backlog as of December 31, 2024, to be converted into sales during the year ending December 31, 2025. U.S. Government orders comprised substantially all of the backlog as of December 31, 2024 and 2023.

Contract Awards

The value of new contract awards during the year ended December 31, 2024, was approximately $12.1 billion, including an award for the maintenance and overhaul of USS Boise (SSN 764), an award for an advanced planning contract for the RCOH of USS Harry S. Truman (CVN 75) and an award for construction of USS Richard J. Danzig (DDG 143).

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

The following table summarizes key components of cash flow provided by operating activities:

	Year Ended December 31			2024 over 2023		2023 over 2022
($ in millions)	2024	2023	2022	Dollars	Percent	Dollars	Percent
Net earnings	$550	$681	$579	$(131)	(19)%	$102	18%
Depreciation and amortization of purchased intangible assets	326	347	358	(21)	(6)%	(11)	(3)%
Other non-cash transactions, net	10	29	15	(19)	(66)%	14	93%
Stock-based compensation	23	34	36	(11)	(32)%	(2)	(6)%
Deferred income taxes	(122)	(113)	2	(9)	(8)%	(115)	(5,750)%
Loss (gain) on investments in marketable securities	(22)	(23)	25	1	4%	(48)	(192)%
Retiree benefits	(112)	(75)	(127)	(37)	(49)%	52	41%
Trade working capital decrease (increase)	(260)	90	(122)	(350)	(389)%	212	174%
Net cash provided by operating activities	$393	$970	$766	$(577)	(59)%	$204	27%

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
Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for each of the three years in the period ended December 31, 2024, as classified in our consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities in 2024 was $393 million, compared to $970 million provided by operating activities in 2023. The unfavorable change in operating cash flow was primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs and lower earnings, partially offset by lower payments for income taxes.

We expect cash generated from operations in 2025, in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning January 1, 2025 and beyond such 12-month period based on our current business plans.
Investing Activities

Cash used in investing activities in 2024 was $348 million, compared to $236 million used in investing activities in 2023. The change in investing cash was primarily driven by an increase in capital expenditures and the sale of our interest in an unconsolidated ship repair and specialty fabrication joint venture in 2023, partially offset by additional investment in one of our unconsolidated nuclear and environmental joint ventures in 2023.

For 2025, we expect our capital expenditures for maintenance and sustainment to be approximately 1.5% of annual revenues and our discretionary capital expenditures to be approximately 2.0% to 2.5% of annual revenues.

Financing Activities

Cash provided by financing activities in 2024 was $356 million, compared to $771 million used in financing activities in 2023. The change in cash provided by financing activities was primarily due to $1 billion in proceeds from the issuance of long term debt and lower repayment of long term debt in the current year, which was partially offset by increased repurchases of common stock.

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
The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2024	2023	2022
Net cash provided by operating activities	$393	$970	$766
Less capital expenditures:
Capital expenditure additions	(367)	(292)	(284)
Grant proceeds for capital expenditures	14	14	12
Free cash flow	$40	$692	$494

Free cash flow in 2024 decreased $652 million from 2023, primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs, lower earnings, and higher capital expenditures, which was partially offset by lower payments for income taxes.

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

We made the following minimum and discretionary contributions to our pension and other postretirement benefit plans in the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31
($ in millions)	2024	2023	2022
Pension plans
Discretionary
Qualified	$—	$—	$—
Non-qualified	11	12	10
Other benefit plans	36	32	31
Total contributions	$47	$44	$41

As of December 31, 2024 and 2023, our qualified pension plans were funded 125% and 114%, respectively on a FAS basis. As of December 31, 2024 and 2023, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to calculate the respective obligations. We expect our 2025 cash contributions to our qualified defined benefit pension plans to be less than $1 million, all of which we anticipate will be discretionary and which are exclusive of CAS cost recoveries in our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

We expect 2025 contributions to our other postretirement benefit plans to be approximately $34 million, which are exclusive of CAS cost recoveries under our contracts. Contributions for other postretirement benefit plans are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In November 2024, our board of directors authorized an increase in our quarterly cash dividend to $1.35 per share. The board previously increased the quarterly cash dividend to $1.30 per share in November 2023 and $1.24 per share in November 2022. We paid cash dividends totaling $206 million ($5.25 per share), $200 million ($5.02 per share), and $192 million ($4.78 per share) in the years ended December 31, 2024, 2023, and 2022, respectively.

In January 2024, our board of directors authorized an increase to our stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2024, we repurchased 607,841 shares at an aggregate cost of $163 million, including $1 million of accrued excise tax. For the years ended December 31, 2023 and 2022, we repurchased 337,007 and 244,561 shares, respectively, at aggregate costs of $75 million and $52 million, respectively. The cost of repurchased shares is recorded as treasury stock in the consolidated statements of financial position.

Additional Capital - In November 2024, we issued $500 million aggregate principal amount of 5.353% senior notes due 2030 and $500 million aggregate principal amount of 5.749% senior notes due 2035. The net proceeds from these senior notes were expected to be used for general corporate purposes, including debt repayment (which may include repayment of our 3.844% senior notes due 2025 and commercial paper borrowings) and working capital.

In September 2024, we amended and restated our existing $1.5 billion credit facility, increasing the capacity thereunder to $1.7 billion and extending the maturity date to September 2029 (the "Second Amended and Restated Revolving Credit Facility"). The Second Amended and Restated Revolving Credit Facility includes a letter of credit sub-facility of $300 million.

In September 2024, our borrowing capacity under our unsecured commercial paper note program increased from $1 billion to $1.7 billion. As of December 31, 2024, the Company had no outstanding debt under the commercial paper program.

Contractual Obligations - Our future contractual obligations are related to debt, leases, pension liabilities, unrecognized tax benefits, workers compensation, and purchase obligations. See Note 12: Debt, Note 14: Leases,

Note 16: Employee Pension and Other Postretirement Benefits, Note 11: Income Taxes, and Note 2: Summary of Significant Accounting Policies in Item 8 for information about those obligations. Our purchase obligations as of December 31, 2024, were approximately $5,794 million, with approximately $2,708 million expected to be paid in 2025 and $3,086 million thereafter. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of December 31, 2024, future scheduled periodic interest payments on our outstanding long-term debt, including commitment fees that we are obligated to pay on our existing $1.7 billion Second Amended and Restated Revolving Credit Facility, were approximately $687 million, with approximately $105 million expected to be paid in 2025 and $582 million thereafter.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2024, $11 million in letters of credit were issued but undrawn and $360 million of surety bonds were outstanding. As of December 31, 2024, we had no other significant off-balance sheet arrangements.

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

Legend class National Security Cutter	Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. There were 11 ships planned for this program, of which the first ten ships have been delivered.

Naval nuclear support services	Provide services to and in support of the U.S. Navy, ranging from services supporting the Navy's carrier and submarine fleets to maintenance services at U.S. Navy training facilities. Naval nuclear support services include design, construction, maintenance, and disposal activities for in-service U.S. Navy nuclear ships worldwide through mobile and in-house capabilities. Services include maintenance services on nuclear reactor prototypes.

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2022, we delivered USS Fort Lauderdale (LPD 28), and we were awarded a long-lead-time material contract for Philadelphia (LPD 32). In 2023, we received an award modification for the detail design and construction of Philadelphia (LPD 32). In 2024, we delivered USS Richard M. McCool Jr. (LPD 29), and we were awarded a multi-ship procurement contract for the construction of Travis Manion (LPD 33), LPD 34 (unnamed), and LPD 35 (unnamed). We are currently constructing Harrisburg (LPD 30), Pittsburgh (LPD 31), and Philadelphia (LPD 32).

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.7 billion credit facility and a $1.7 billion commercial paper program. As of December 31, 2024, we had no indebtedness outstanding under our credit facility or our commercial paper program.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue – Shipbuilding Contracts — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue on shipbuilding contracts with U.S. Government customers over time as the construction of the ship progresses because transfer of control to the customer is continuous. Ordinarily the Company’s contracts represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total material costs, labor costs, and profit for the performance obligation. Cost of sales is recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales.

Given the judgments necessary to estimate total material costs, labor costs, and profit in order to recognize revenue for certain shipbuilding contracts, auditing such estimates required extensive audit effort due to the complexity of the contracts and a high degree of auditor’s judgment, especially for contracts where there is limited historical data.

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

•We obtained the population of contracts during 2024 and assessed the financial and performance risk of the contracts based on our knowledge gained through prior-year audits of the Company, industry experience, and ongoing conversations with members of program management regarding the contract performance to identify contracts that we believe were riskier. For such contracts selected, we performed tailored audit procedures to address the specific characteristics of audit interest identified. Procedures performed included:
◦Read the relevant portions of contracts including any recent contract modifications to understand contract terms, including incentives, fee arrangement, scope of work, and other unusual contract terms.
◦Evaluated the estimates of total costs and profit for the performance obligation by performing some combination of the following:
◦Performed inquiries with the business managers and corroborated the information gained from these inquiries with other parties who have detailed knowledge of the contract’s progress, issues being encountered, and overall production status.
◦Evaluated the appropriateness and consistency of management’s material and labor estimates against historical performance, underlying performance metrics, and metrics of similar performance obligations.
◦Evaluated the range and probabilities of reasonably possible outcomes and where management set its point estimate within the range and tested the accuracy and completeness of the key data used in developing estimates.
◦Performed retrospective reviews when evaluating the thoroughness and precision of management’s estimation process by comparing costs incurred to date to previous estimates.
◦Tested the appropriateness of the timing and accuracy of changes in estimates, including inspection of underlying source documentation, and consideration of any contradictory information.
◦Evaluated the necessity and appropriateness of any constraints applied against any variable consideration.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 6, 2025

We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 6, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 6, 2025

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2024	2023	2022
Sales and service revenues
Product sales	$7,464	$7,664	$7,283
Service revenues	4,071	3,790	3,393
Sales and service revenues	11,535	11,454	10,676
Cost of sales and service revenues
Cost of product sales	6,500	6,467	6,225
Cost of service revenues	3,585	3,341	3,011
Income from operating investments, net	49	37	48
Other income and gains, net	9	120	1
General and administrative expenses	973	1,022	924
Operating income	535	781	565
Other income (expense)
Interest expense	(95)	(95)	(102)
Non-operating retirement benefit	179	148	276
Other, net	24	19	(20)
Earnings before income taxes	643	853	719
Federal and foreign income taxes	93	172	140
Net earnings	$550	$681	$579

Basic earnings per share	$13.96	$17.07	$14.44
Weighted-average common shares outstanding	39.4	39.9	40.1

Diluted earnings per share	$13.96	$17.07	$14.44
Weighted-average diluted shares outstanding	39.4	39.9	40.1

Net earnings from above	$550	$681	$579
Other comprehensive income
Change in unamortized benefit plan costs	528	238	436
Tax expense for items of other comprehensive income	(134)	(61)	(112)
Other comprehensive income, net of tax	394	177	324
Comprehensive income	$944	$858	$903
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2024	2023
Assets
Current Assets
Cash and cash equivalents	$831	$430
Accounts receivable, net	212	461
Contract assets	1,683	1,537
Inventoried costs, net	208	186
Income taxes receivable	204	183
Prepaid expenses and other current assets	90	83
Total current assets	3,228	2,880
Property, Plant, and Equipment
Land and land improvements	377	351
Buildings and leasehold improvements	3,182	2,954
Machinery and other equipment	2,267	2,197
Capitalized software costs	207	261
	6,033	5,763
Accumulated depreciation and amortization	(2,583)	(2,467)
Property, plant, and equipment, net	3,450	3,296
Other Assets
Operating lease assets	239	262
Goodwill	2,618	2,618
Other intangible assets, net of accumulated amortization of $1,118 million as of 2024 and $1,009 million as of 2023	782	891
Pension plan assets	1,422	888
Miscellaneous other assets	402	380
Total other assets	5,463	5,039
Total assets	$12,141	$11,215
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2024	2023
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$598	$554
Accrued employees’ compensation	392	382
Current portion of long-term debt	503	231
Current portion of postretirement plan liabilities	124	129
Current portion of workers’ compensation liabilities	201	224
Contract liabilities	774	1,063
Other current liabilities	399	449
Total current liabilities	2,991	3,032
Long-term debt	2,700	2,214
Pension plan liabilities	142	212
Other postretirement plan liabilities	209	241
Workers’ compensation liabilities	443	449
Long-term operating lease liabilities	205	228
Deferred tax liabilities	378	367
Other long-term liabilities	407	379
Total liabilities	7,475	7,122
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,714,128 issued and 39,129,419 outstanding as of 2024, and 53,595,748 issued and 39,618,880 outstanding as of 2023	1	1
Additional paid-in capital	2,045	2,045
Retained earnings	5,097	4,755
Treasury stock	(2,449)	(2,286)
Accumulated other comprehensive loss	(28)	(422)
Total stockholders’ equity	4,666	4,093
Total liabilities and stockholders’ equity	$12,141	$11,215
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2024	2023	2022
Operating Activities
Net earnings	$550	$681	$579
Adjustments to reconcile to net cash provided by operating activities
Depreciation	217	219	218
Amortization of purchased intangibles	109	128	140
Other non-cash transactions, net	10	29	15
Stock-based compensation	23	34	36
Deferred income taxes	(122)	(113)	2
Loss (gain) on investments in marketable securities	(22)	(23)	25
Change in
Accounts receivable	256	168	(196)
Contract assets	(146)	(297)	70
Inventoried costs	(22)	(3)	(22)
Prepaid expenses and other current assets	(33)	(42)	20
Accounts payable and accruals	(315)	264	6
Retiree benefits	(112)	(75)	(127)
Net cash provided by operating activities	393	970	766
Investing Activities
Capital expenditures
Capital expenditure additions	(367)	(292)	(284)
Grant proceeds for capital expenditures	14	14	12
Investment in affiliates	—	(24)	(5)
Proceeds from equity method investment	—	63	6
Other investing activities, net	5	3	3
Net cash used in investing activities	(348)	(236)	(268)
Financing Activities
Proceeds from issuance of long-term debt	1,000	—	—
Repayment of long-term debt	(229)	(480)	(400)
Proceeds from line of credit borrowings	42	—	24
Repayment of line of credit borrowings	(42)	—	(24)
Debt issuance costs	(17)	—	—
Dividends paid	(206)	(200)	(192)
Repurchases of common stock	(162)	(75)	(52)
Employee taxes on certain share-based payment arrangements	(25)	(13)	(14)
Other financing activities, net	(5)	(3)	—
Net cash provided by (used in) financing activities	356	(771)	(658)
Change in cash and cash equivalents	401	(37)	(160)
Cash and cash equivalents, beginning of period	430	467	627
Cash and cash equivalents, end of period	$831	$430	$467
Supplemental Cash Flow Disclosure
Cash paid for interest	$101	$101	$100
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$23	$29	$12
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2021	$1	$1,998	$3,891	$(2,159)	$(923)	$2,808
Net earnings	—	—	579	—	—	579
Dividends declared ($4.78 per share)	—	—	(192)	—	—	(192)
Stock compensation	—	24	(2)	—	—	22
Other comprehensive income, net of tax	—	—	—	—	324	324
Treasury stock activity	—	—	—	(52)	—	(52)
Balance as of December 31, 2022	1	2,022	4,276	(2,211)	(599)	3,489
Net earnings	—	—	681	—	—	681
Dividends declared ($5.02 per share)	—	—	(200)	—	—	(200)
Stock compensation	—	23	(2)	—	—	21
Other comprehensive income, net of tax	—	—	—	—	177	177
Treasury stock activity	—	—	—	(75)	—	(75)
Balance as of December 31, 2023	1	2,045	4,755	(2,286)	(422)	4,093
Net earnings	—	—	550	—	—	550
Dividends declared ($5.25 per share)	—	—	(206)	—	—	(206)
Stock compensation	—	—	(2)	—	—	(2)
Other comprehensive income, net of tax	—	—	—	—	394	394
Treasury stock activity	—	—	—	(163)	—	(163)
Balance as of December 31, 2024	$1	$2,045	$5,097	$(2,449)	$(28)	$4,666
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

Revenue Recognition - Most of the Company's revenues are derived from long-term contracts for the production of goods and services provided to its U.S. Government customers. The Company generally recognizes revenues on contracts with U.S. Government customers over time using a cost-to-cost measure of progress. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. The Company utilizes the cost-to-cost method to measure performance progress because it best reflects the continuous transfer of control over the related goods and services to the customer as the Company satisfies its performance obligations.

When the customer is not a U.S. Government entity, the Company may recognize revenue over time or at a point in time when control transfers upon delivery, depending upon the facts and circumstances of the related arrangement. When the Company determines that revenue should be recognized over time, the Company utilizes a measure of progress that best depicts the transfer of control of the relevant goods and services to the customer. Generally, the terms and conditions of the contracts result in a transfer of control of the related goods and services as the Company satisfies its performance obligations. Accordingly, the Company recognizes revenue over time using the cost-to-cost method to measure performance progress. The Company may, however, utilize a measure of progress other than cost-to-cost, such as a labor-based measure of progress, if the terms and conditions of the arrangement require such accounting.

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

When estimates of total costs to be incurred exceed estimates of total revenue to be earned on a complex, construction-type contract or a performance obligation related to such a contract, a provision for the entire loss on the contract or the performance obligation is recognized in the period the loss is determined. The determination of whether the loss is identified at the contract or performance obligation level is an accounting policy election that is applied consistently to similar contract types.

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

Contract Assets - Contract assets primarily relate to the Company’s right to consideration for work completed but not billed as of the reporting date when the right to payment is not subject only to the passage of time, including retention amounts. Contract assets are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long-term nature of many of the Company's contracts. Contract assets are transferred to accounts receivable when the right to consideration becomes unconditional.

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
Costs to Obtain or Fulfill a Contract - Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or a specific anticipated contract (for example, mobilization and set-up) that generate or enhance the Company's ability to satisfy its performance obligations under a contract. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit. Costs to obtain or fulfill a contract are reported within prepaid expenses and other current assets on the consolidated statements of financial position and are not material as of December 31, 2024 and 2023.

Warranty Costs - Certain of the Company’s contracts contain assurance-type warranty provisions, which generally promise that the service or vessel will comply with agreed upon specifications. In such instances, the Company accrues the estimated loss by a charge to income in the relevant period. In limited circumstances, the Company's complex construction type contracts may provide the customer with an option to purchase a warranty or provide an extended assurance service coupled with the primary assurance warranty. In such cases, the Company accounts for the warranty as a separate performance obligation to the extent it is material within the context of the contract. Warranty liabilities are reported within other current liabilities and are not material as of December 31, 2024 and 2023.

Government Grants - The Company recognizes incentive grants, inclusive of transfers of depreciable assets, from federal, state, and local governments at fair value upon compliance with the conditions of their receipt and reasonable assurance that the grants will be received or the depreciable assets will be transferred. Grants related to specific expenses are recognized in the period in which the expenses are incurred as an offset to the related expenses. Grants related to depreciable assets are recognized over the periods and in the proportions in which depreciation expense on those assets is recognized. Government grants are reported within other current liabilities and other long term liabilities and are not material as of December 31, 2024 and 2023.

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

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $27 million, $35 million, and $40 million for the years ended December 31, 2024, 2023, and 2022, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $233 million and $220 million as of December 31, 2024 and 2023, respectively, and are presented within miscellaneous other assets on the consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Asset Retirement Obligations - Asset decommissioning and/or remediation activities may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities or other long-term liabilities as appropriate, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and lease restoration obligations. Asset retirement obligations for which the liability's fair value can be reasonably estimated are not material as of December 31, 2024 and 2023.

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

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances of $26 million and $29 million were recognized as of December 31, 2024 and 2023, respectively.

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

Property, Plant, and Equipment - Depreciable properties owned by the Company are recorded at cost and depreciated over the estimated useful lives of individual assets. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed. Costs incurred for computer software developed or purchased for internal use are capitalized and amortized over the expected useful life of the software, not to exceed ten years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

The remaining assets are depreciated using the straight-line method, with the following lives:

	Years
Land improvements	2	-	40
Buildings and improvements	2	-	60
Capitalized software costs	3	-	10
Machinery and other equipment	2	-	40

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

Rent expense for operating leases is recognized on a straight-line basis over the lease term and included in cost of sales and service revenues in the consolidated statements of operations and comprehensive income. Variable lease payments are generally recognized to expense as incurred and are not included in the right of use assets or lease liabilities.

The Company elected, for all asset classes, to exclude from its consolidated statements of financial position leases having terms of 12 months or less (short-term leases) and elected not to separate lease and non-lease components in the determination of lease payment obligations for its long-term lease contracts.

Goodwill and Other Intangible Assets - The Company performs impairment tests for goodwill annually as of October 31 and between annual impairment tests if an event occurs or circumstances of potential impairment exist. The Company tests for impairment of goodwill by assessing qualitative factors to determine whether it is more likely than not that the fair value of the goodwill allocated to the reporting unit is less than its carrying amount. If the qualitative assessment indicates a possible impairment, the carrying value of the reporting unit is compared to its fair value. If the fair value is determined to be less than the carrying value, the Company records an impairment charge to the reporting unit.

The Company evaluates the recoverability of its intangible long-lived assets when changes in economic circumstances or business objectives indicate the carrying value may not be recoverable. The Company's purchased intangible assets are amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives.

Equity Method Investments - Investments in which the Company has the ability to exercise significant influence over the investee, but does not own a majority interest or otherwise control, are accounted for under the equity method of accounting and are included in miscellaneous other assets in the consolidated statements of financial position. The Company's equity method investments align strategically and are integrated with the Company's operations. Accordingly, the Company's share of the net earnings or losses of the investee is included in income from operating investments, net within the consolidated statements of operations and comprehensive income. The Company evaluates its equity method investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amounts of such investments may not be fully recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

In 2021, the Company contributed its San Diego Shipyard business to a joint venture, Titan Acquisition Holdings, L.P. ("Titan"), in exchange for a 10% non-controlling interest, which was recorded under the equity method of accounting. In 2023, the Company sold its investment in Titan. For the year ended December 31, 2023, the Company received $63 million in proceeds and recognized an immaterial loss on sale.

Self-Insured Group Medical Insurance - The Company maintains a self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage for employees and their dependents. Estimated liabilities for incurred but not paid claims utilize actuarial methods based on various assumptions, which include, but are not limited to, HII's historical loss experience and projected loss development factors. These liabilities are recorded in other current liabilities on the consolidated statements of financial position and are not material as of December 31, 2024 and 2023.

Self-Insured Workers' Compensation Plan - The Company's operations are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans and participates in federally administered second injury workers' compensation funds. The Company estimates the liability for claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to liabilities for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 4.58% and 3.93% as of December 31, 2024 and 2023, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $780 million and $784 million as of December 31, 2024 and 2023, respectively.

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

Loan Receivable - The Company holds a loan receivable in connection with the financing of the sale of its previously owned Avondale Shipyard facility. The receivable was carried at amortized cost of $44 million, net of $7 million of loan discount, as of December 31, 2024, and at amortized cost of $41 million, net of $9 million loan discount, as of December 31, 2023. The loan receivable approximates fair value and is recorded in miscellaneous other assets on the consolidated statements of financial position. Interest income is recognized on an accrual basis using the effective yield method and reported within other, net on the consolidated statements of operations and comprehensive income and is not material for the years ended December 31, 2024, 2023, and 2022. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

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

3. ACCOUNTING STANDARDS UPDATES

Recently Adopted Guidance

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires, among other things, segment disclosures of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The guidance was effective on a retrospective basis for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company’s adoption of the guidance did not have a material impact on its consolidated financial statements. See Note 7: Segment Information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation and taxes paid, including additional information on taxes paid that meet a quantitative threshold. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company early adopted the guidance on a retrospective basis for the annual reporting period ending December 31, 2024, and the guidance did not have a material impact on the Company’s consolidated financial statements. See Note 11: Income Taxes.

Accounting Guidance Issued But Not Adopted as of December 31, 2024

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires, among other things, tabular and qualitative disclosure of disaggregated expense information that is included in certain expense line items presented on the consolidated statement of operations. The new guidance also requires that the total amount and definition of selling expenses be disclosed. The new guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption and retrospective application permitted. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

Other accounting pronouncements issued but not effective until after December 31, 2024, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. STOCKHOLDERS' EQUITY

Common Stock - Changes in the number of Company outstanding shares for the year ended December 31, 2024, resulted from shares purchased in the open market under the Company's stock repurchase program and share activity under its stock compensation plans. See Note 17: Stock Compensation Plans.

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2024, the Company repurchased 607,841 shares at an aggregate cost of $163 million, including $1 million of accrued excise tax. For the years ended December 31, 2023 and 2022, the Company repurchased 337,007 and 244,561 shares, respectively, at aggregate costs of $75 million and $52 million, respectively. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In November 2024, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.30 per share to $1.35 per share. In November 2023, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.24 per share to $1.30 per share. In November 2022, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.18 per share to $1.24 per share. The Company paid cash dividends totaling $206 million ($5.25 per share), $200 million ($5.02 per share), and $192 million ($4.78 per share) in the years ended December 31, 2024, 2023, and 2022, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive loss refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $28 million and $422 million as of December 31, 2024 and 2023, respectively.

The changes in accumulated other comprehensive loss by component for the years ended December 31, 2024, 2023, and 2022, were as follows:

($ in millions)	Benefit Plans	Total
Balance as of December 31, 2021	$(923)	$(923)
Other comprehensive income before reclassifications	390	390
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	18	18
Amortization of net actuarial loss[1]	32	32
Settlement gain[1]	(4)	(4)
Tax benefit (expense) for items of other comprehensive income	(112)	(112)
Net current period other comprehensive income	324	324
Balance as of December 31, 2022	(599)	(599)
Other comprehensive income before reclassifications	221	221
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	15	15
Amortization of net actuarial loss[1]	2	2
Tax expense for items of other comprehensive income	(61)	(61)
Net current period other comprehensive income	177	177
Balance as of December 31, 2023	(422)	(422)
Other comprehensive income before reclassifications	509	509
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	14	14
Amortization of net actuarial loss[1]	5	5
Tax expense for items of other comprehensive income	(134)	(134)
Net current period other comprehensive income	394	394
Balance as of December 31, 2024	$(28)	$(28)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 16: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2024, 2023, and 2022, was $5 million, $4 million, and $12 million, respectively.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2024	2023	2022
Net earnings	$550	$681	$579

Weighted-average common shares outstanding	39.4	39.9	40.1
Net effect of dilutive stock options and awards	—	—	—
Dilutive weighted-average common shares outstanding	39.4	39.9	40.1

Earnings per share - basic	$13.96	$17.07	$14.44
Earnings per share - diluted	$13.96	$17.07	$14.44

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million

Restricted Performance Stock Rights ("RPSRs") and 0.1 million Restricted Stock Rights ("RSRs") for the year ended December 31, 2024, and 0.4 million RPSRs for each of the years ended December 31, 2023 and 2022.

6. REVENUE

The following is a description of principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see Note 7: Segment Information. For more detailed information regarding the Company's significant accounting policy for revenue, see Note 2: Summary of Significant Accounting Policies.

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

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis, in a manner that reconciles with the Company's reportable segment disclosures, for the following categories: product versus service type, customer type, contract type, and major program. See Note 7: Segment Information. The Company believes that this level of disaggregation provides investors with information to evaluate the Company’s financial performance and provides the Company with information to make capital allocation decisions in the most appropriate manner.

The following tables present revenues on a disaggregated basis:

	Year Ended December 31, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,424	$4,921	$119	$—	$7,464
Service revenues	335	1,045	2,691	—	4,071
Intersegment	8	3	127	(138)	—
Sales and service revenues	$2,767	$5,969	$2,937	$(138)	$11,535
Customer Type
Federal	$2,759	$5,964	$2,804	$—	$11,527
Commercial	—	2	5	—	7
State and local government agencies	—	—	1	—	1
Intersegment	8	3	127	(138)	—
Sales and service revenues	$2,767	$5,969	$2,937	$(138)	$11,535
Contract Type
Firm fixed-price	$7	$7	$343	$—	$357
Fixed-price incentive	2,417	3,127	9	—	5,553
Cost-type	335	2,832	2,281	—	5,448
Time and materials	—	—	177	—	177
Intersegment	8	3	127	(138)	—
Sales and service revenues	$2,767	$5,969	$2,937	$(138)	$11,535

	Year Ended December 31, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,495	$5,053	$116	$—	$7,664
Service revenues	248	1,077	2,465	—	3,790
Intersegment	9	3	118	(130)	—
Sales and service revenues	$2,752	$6,133	$2,699	$(130)	$11,454
Customer Type
Federal	$2,743	$6,129	$2,558	$—	$11,430
Commercial	—	1	22	—	23
State and local government agencies	—	—	1	—	1
Intersegment	9	3	118	(130)	—
Sales and service revenues	$2,752	$6,133	$2,699	$(130)	$11,454
Contract Type
Firm fixed-price	$2	$4	$322	$—	$328
Fixed-price incentive	2,497	3,364	6	—	5,867
Cost-type	244	2,762	2,039	—	5,045
Time and materials	—	—	214	—	214
Intersegment	9	3	118	(130)	—
Sales and service revenues	$2,752	$6,133	$2,699	$(130)	$11,454

	Year Ended December 31, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,372	$4,821	$90	$—	$7,283
Service revenues	186	1,026	2,181	—	3,393
Intersegment	12	5	116	(133)	—
Sales and service revenues	$2,570	$5,852	$2,387	$(133)	$10,676
Customer Type
Federal	$2,558	$5,846	$2,221	$—	$10,625
Commercial	—	1	49	—	50
State and local government agencies	—	—	1	—	1
Intersegment	12	5	116	(133)	—
Sales and service revenues	$2,570	$5,852	$2,387	$(133)	$10,676
Contract Type
Firm fixed-price	$8	$14	$277	$—	$299
Fixed-price incentive	2,369	3,009	—	—	5,378
Cost-type	181	2,824	1,725	—	4,730
Time and materials	—	—	269	—	269
Intersegment	12	5	116	(133)	—
Sales and service revenues	$2,570	$5,852	$2,387	$(133)	$10,676

	Year Ended December 31
($ in millions)	2024	2023	2022
Major Programs
Amphibious assault ships	$1,426	$1,511	$1,415
Surface combatants and coast guard cutters	1,330	1,225	1,138
Other	11	16	17
Total Ingalls	2,767	2,752	2,570
Aircraft carriers	3,239	3,374	3,203
Submarines	2,206	2,161	2,002
Other	524	598	647
Total Newport News	5,969	6,133	5,852
C5ISR, CEW&S, LVC	2,458	2,232	1,950
Other	479	467	437
Total Mission Technologies	2,937	2,699	2,387
Intersegment eliminations	(138)	(130)	(133)
Sales and service revenues	$11,535	$11,454	$10,676

As of December 31, 2024, the Company had $48.7 billion of remaining performance obligations. The Company expects to recognize approximately 21% of its remaining performance obligations as revenue through 2025, an additional 35% through 2027, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Year Ended December 31
($ in millions, except per share amounts)	2024	2023	2022
Effect on operating income	$(126)	$118	$113
Effect on diluted earnings per share	$(2.51)	$2.33	$2.22

For each of the years ended December 31, 2024, 2023, and 2022, no individual favorable cumulative catch-up revenue adjustment was material to the Company's consolidated statements of operations and comprehensive income. For each of the years ended December 31, 2024, 2023, and 2022, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's consolidated statements of operations and comprehensive income.

Contract Balances

Contract assets primarily relate to the Company's right to consideration for work completed but not billed as of the reporting date when the right to payment is not subject only to the passage of time. Contract liabilities relate to advance payments, billings in excess of revenues, and deferred revenue amounts.

Contract assets include retention amounts, substantially all of which were under U.S. Government contracts, and were comprised of the following:

	December 31
($ in millions)	2024	2023
Due from U.S. Government	$1,638	$1,471
Due from other customers	45	66
Total contract assets	$1,683	$1,537

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

	December 31
($ in millions)	2024	2023
Contract assets	$1,683	$1,537
Contract liabilities	774	1,063
Net contract assets	$909	$474
The Company recognized revenue related to its prior year-end contract liabilities of $938 million, $690 million, and $562 million for the years ended December 31, 2024, 2023, and 2022, respectively.

7. SEGMENT INFORMATION

The Company is organized into three operating segments, which are also its reportable segments: Ingalls, Newport News, and Mission Technologies, consistent with HII’s principal lines of business. Ingalls includes the Company’s non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of the Company’s nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. The Mission Technologies segment provides a wide range of services and products, including command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance systems and operations; the application of artificial intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; uncrewed autonomous systems; live, virtual, and constructive training solutions; fleet sustainment; and critical nuclear operations.

The Company’s operations are managed by senior executives reporting to the Company’s President and Chief Executive Officer, the chief operating decision maker, who regularly reviews the reportable segments’ operating results to assess performance and allocate resources.

The Company internally manages operations by reference to segment operating income, which is defined as operating income before the Operating FAS/CAS Adjustment and non-current state income taxes, neither of which affects contract performance. In evaluating operating performance, the chief operating decision maker looks primarily at changes in sales and service revenues, as well as segment operating income. This approach is consistent with the long-term life cycle of the Company’s contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derived substantially all of its revenues from the U.S. Government for each of the years ended December 31, 2024, 2023, and 2022.

Assets - Substantially all of the Company's assets are located or maintained in the United States.
Results of Operations by Segment

The following tables present the Company's operating results by segment:

	Year Ended December 31, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$2,424	$4,921	$119	$—	$7,464
Service Revenues	335	1,045	2,691	—	4,071
Intersegment	8	3	127	(138)	—
Total sales and service revenues	2,767	5,969	2,937	(138)	11,535
Segment Operating Income
Income from operating investments, net	1	—	48	—	49
Other income and gains, net	—	10	(1)	—	9
Less:
Cost of sales and service revenues
Product	2,070	4,276	102	—	6,448
Service	294	865	2,416	—	3,575
Intersegment	8	3	127	(138)	—
Other segment items	185	589	223	—	997
Total segment operating income	$211	$246	$116	$—	$573
Non-segment factors affecting operating
Operating FAS/CAS Adjustment					(62)
Non-current state income taxes					24
Total operating income					$535

	Year Ended December 31, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$2,495	$5,053	$116	$—	$7,664
Service Revenues	248	1,077	2,465	—	3,790
Intersegment	9	3	118	(130)	—
Total sales and service revenues	2,752	6,133	2,699	(130)	11,454
Segment Operating Income
Income from operating investments, net	—	—	37	—	37
Other income and gains, net	71	—	49	—	120
Less:
Cost of sales and service revenues
Product	2,031	4,254	121	—	6,406
Service	207	900	2,223	—	3,330
Intersegment	9	3	118	(130)	—
Other segment items	214	597	222	—	1,033
Total segment operating income	$362	$379	$101	$—	$842
Non-segment factors affecting operating
Operating FAS/CAS Adjustment					(72)
Non-current state income taxes					11
Total operating income					$781

	Year Ended December 31, 2022
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$2,372	$4,821	$90	$—	$7,283
Service Revenues	186	1,026	2,181	—	3,393
Intersegment	12	5	116	(133)	—
Total sales and service revenues	2,570	5,852	2,387	(133)	10,676
Segment Operating Income
Income from operating investments, net	—	—	48	—	48
Other income and gains, net	—	—	1	—	1
Less:
Cost of sales and service revenues
Product	1,931	4,097	73	—	6,101
Service	162	858	1,970	—	2,990
Intersegment	12	5	116	(133)	—
Other segment items	173	535	214	—	922
Total segment operating income	$292	$357	$63	$—	$712
Non-segment factors affecting operating
Operating FAS/CAS Adjustment					(145)
Non-current state income taxes					(2)
Total operating income					$565

Sales transactions between segments are generally recorded at cost.

Other segment items consist of general and administrative expenses.

Other Financial Information

The following tables present the Company's capital expenditures, as presented to the chief operating decision maker, and depreciation and amortization by segment:

	Year Ended December 31
($ in millions)	2024	2023	2022
Capital Expenditures(1)
Ingalls	$60	$65	$69
Newport News	268	196	182
Mission Technologies	18	11	20
Total segment capital expenditures	346	272	271
Corporate	7	6	1
Total capital expenditures	$353	$278	$272
(1) Net of grant proceeds for capital expenditures

	Year Ended December 31
($ in millions)	2024	2023	2022
Depreciation and Amortization
Ingalls	$78	$76	$79
Newport News	136	150	148
Mission Technologies	110	120	130
Total segment depreciation and amortization	324	346	357
Corporate	2	1	1
Total depreciation and amortization	$326	$347	$358

Asset information by segment is not disclosed because it is not a key measure of performance used by the chief operating decision maker.

8. ACCOUNTS RECEIVABLE

Accounts receivable include amounts related to any unconditional Company right to receive consideration. Substantially all amounts included in accounts receivable as of December 31, 2024, are expected to be collected in 2025. The Company's accounts receivable are primarily with the U.S. Government and include amounts from companies acting as a prime contractor to the U.S. Government. The Company does not have material exposure to accounts receivable credit risk.

Accounts receivable were comprised of the following:

	December 31
($ in millions)	2024	2023
Due from U.S. Government	$210	$464
Due from other customers	4	5
Total accounts receivable	214	469
Allowance for expected credit losses	(2)	(8)
Total accounts receivable, net	$212	$461

9. INVENTORIED COSTS, NET

Inventoried costs are principally associated with contracts for which the U.S. government is the primary customer. As a result, the Company does not believe it has significant exposure to recoverability risk related to inventoried costs.

Inventoried costs were comprised of the following:

	December 31
($ in millions)	2024	2023
Production costs of contracts in process	$27	$40
Raw material inventory	181	146
Total inventoried costs, net	$208	$186

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

HII performs impairment tests for goodwill each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. Reporting units are aligned with the Company's segments. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the goodwill allocated to the reporting unit is less than its carrying amount. If the qualitative assessment indicates a possible impairment, then the Company utilizes a combination of discounted cash flow analysis and comparative market multiples to determine the fair values of its businesses for comparison to their corresponding book values.

In connection with the Company’s annual goodwill impairment test as of October 31, 2024, management tested goodwill for each of its three reporting units with goodwill balances. Based on the annual goodwill impairment analysis, the Company determined that the estimated fair values of all reporting units exceeded by more than 10% their corresponding carrying values as of October 31, 2024.

As of both December 31, 2024 and 2023, accumulated goodwill impairment losses were $2,755 million, comprised of $1,568 million and $1,187 million at Ingalls and Newport News, respectively.

For the years ended December 31, 2024 and 2023, the carrying amounts of goodwill were as follows:

($ in millions)	Ingalls	Newport News	Mission Technologies	Total
Balance as of December 31, 2022	$175	$721	$1,722	$2,618
Adjustments	—	—	—	—
Balance as of December 31, 2023	175	721	1,722	2,618
Adjustments	—	—	—	—
Balance as of December 31, 2024	$175	$721	$1,722	$2,618

Other Intangible Assets

The Company evaluates the recoverability of its intangible long-lived assets when changes in economic circumstances or business objectives indicate the carrying value may not be recoverable. The Company's purchased intangible assets are being amortized on a straight-line basis or a method based on the pattern of benefits over their estimated useful lives. Net intangible assets consist primarily of amounts relating to acquired customer relationships and contract backlog within Mission Technologies, as well as nuclear-powered aircraft carrier and submarine program intangible assets, with an aggregate weighted-average useful life of 29 years based on the long life cycle of the related programs. Amortization expense for the years ended December 31, 2024, 2023, and 2022, was $109 million, $128 million, and $140 million, respectively.

The Company expects amortization for currently recorded purchased intangible assets of $99 million in 2025, $80 million in 2026, $60 million in 2027, $53 million in 2028, and $48 million in 2029.

11. INCOME TAXES

The Company's earnings are primarily domestic, and its effective tax rate on earnings from operations for the year ended December 31, 2024, was 14.5%, compared with 20.2% and 19.5% for 2023 and 2022, respectively.

For the years ended December 31, 2024, 2023, and 2022, the Company's effective tax rate differed from the statutory federal corporate income tax rate primarily as a result of research and development tax credits.

Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities and the tax expense or benefit associated with changes in state unrecognized tax benefits in the relevant period. These amounts are recorded within operating income. Current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income. For the years ended December 31, 2024, 2023, and 2022, state income taxes in Virginia make up the majority of the state income tax expense.

Federal and foreign income tax expense for the years ended December 31, 2024, 2023, and 2022, consisted of the following:

	Year Ended December 31
($ in millions)	2024	2023	2022
Income Taxes on Operations
Federal and foreign income taxes currently payable (receivable)	$193	$273	$138
Change in deferred federal and foreign income taxes	(100)	(101)	2
Total federal and foreign income taxes	$93	$172	$140

Earnings and income tax from foreign operations are not material for any periods presented.

The following table reconciles the Company's actual income tax expense to income tax expense based on the statutory federal corporate income tax rate:

	Year Ended December 31
	2024		2023		2022
($ in millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal statutory tax rate	$135	21.0%	$179	21.0%	$151	21.0%
Foreign tax effects	2	0.3%	—	—%	—	—%
Effect of cross-border tax laws	(3)	(0.5)%	(1)	(0.1)%	—	—%
Tax credits:
Research and development tax credit	(49)	(7.6)%	(22)	(2.6)%	(22)	(3.1)%
Other	(2)	(0.3)%	(2)	(0.2)%	(1)	(0.1)%
Nontaxable or nondeductible items	1	0.2%	6	0.7%	6	0.8%
Changes in unrecognized tax benefits	18	2.8%	10	1.2%	8	1.1%
Interest accrual on tax refunds	(8)	(1.2)%	(6)	(0.7)%	(3)	(0.4)%
Other adjustments	(1)	(0.2)%	8	0.9%	1	0.2%
Effective income tax rate	$93	14.5%	$172	20.2%	$140	19.5%

Cash paid for income taxes (net of refunds) consisted of the following:

	December 31
($ in millions)	2024	2023	2022
Federal	$182	$273	$96
State:
Virginia	56	30	13
Mississippi	(a)	(a)	8
Other	17	26	10
Total state	73	56	31
Foreign	—	1	—
Cash paid for income taxes (net of refunds)	$255	$330	$127
(a) The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in 'Other.'

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

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2024, 2023, and 2022 are summarized in the following table:

	December 31
($ in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of the year	$98	$90	$81
Additions based on tax positions related to the current year	13	11	8
Additions based on tax positions related to prior years	4	—	3
Lapse of statute of limitations	(5)	(3)	(2)
Net change in unrecognized tax benefits	12	8	9
Unrecognized tax benefits at end of the year	$110	$98	90

Assuming sustainment of these positions, as of December 31, 2024, 2023, and 2022, the reversal of $91 million, $76 million, and $70 million, respectively, of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As a result of the unrecognized tax benefits noted above, income tax expense increased by $5 million in 2024 for interest, resulting in an interest liability of $14 million as of December 31, 2024. In 2023, income tax expense increased $4 million for interest, resulting in an interest liability of $9 million as of December 31, 2023. In 2022, income tax expense increased $2 million for interest, resulting in an interest liability of $5 million as of December 31, 2022.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States - Federal(1)	2016	-	2023
Connecticut	2021	-	2023
Mississippi	2018	-	2023
Virginia	2021	-	2023
(1) Returns for the 2016, 2018, 2019, 2021, and 2022 tax years were filed under the Compliance Assurance Process ("CAP") program and accepted by the IRS with the exception of the research and development tax credit. The 2017 tax year was also filed under the CAP program and was accepted by the IRS with the exception of the manufacturing deduction and the research and development tax credit. The statute of limitations for the 2020 tax year has been extended to October 8, 2025.

IRS Audits - The Company was part of the IRS CAP program for the 2014 through 2023 tax years. Tax years through 2015 have been closed with the IRS. In calendar years 2020, 2021, and 2022, the Company filed refund claims for the research and development ("R&D") tax credit for tax years 2016-2019. Since these are refund claims, any adjustments to the amount claimed would not result in cash tax payments to the IRS. In addition, the Company has claimed R&D tax credits on its original filed returns since 2020. The status of the pending R&D tax credits is reviewed below.

2016-2017 claims - In December 2024, following an audit, an IRS examination team issued a Notice of Proposed Adjustment ("NOPA") proposing to disallow the Company’s 2016-2017 R&D tax credit refund claims. The Company plans to pursue IRS administrative appeals in an effort to resolve issues raised by the NOPA. If acceptable resolutions are not achieved through IRS administrative processes, the Company intends to vigorously defend its positions through litigation, which will likely take several years to achieve resolution.

2018 claim - In March 2023, the IRS notified the Company that the IRS would not process its 2018 refund claim for the R&D tax credit because the agency determined the claim did not satisfy the requirements of Chief Counsel Memorandum 20214101F, an internal agency memorandum addressing the required contents of R&D tax credit refund claims. The Company disagrees with that determination and believes the 2018 claim was well-supported, met all applicable requirements, and should have been processed. The Company will take all necessary steps to pursue the 2018 refund claim including litigation, which will likely take several years to resolve.

2019 claim - The IRS has processed the company’s amended R&D tax credit refund claim for 2019 and assigned it to IRS exam for audit. The amended refund claim was filed in October 2023 with a claimed credit amount that was substantively the same as the Company’s original refund claim for the 2019 tax year.

2020-2023 credits - The IRS initiated audits for the 2020, 2021, and 2022 tax years, with minimal activity to date. The audits for 2021 and 2022 are limited to the R&D tax credit as the returns for those years were filed under the CAP program and were accepted by the IRS with the exception of the R&D tax credit.

The Company’s conclusion that it is more likely than not the Company’s R&D tax credit positions will ultimately be sustained is unchanged as of December 31, 2024. While the Company believes it has adequately provided for all unrecognized tax benefits, the Company might ultimately settle any disputed item for amounts greater than or less than the Company's accrued position. Accordingly, additional provisions for federal and state income tax related matters could be recorded in the future, and may be material, as revised estimates are made or the underlying matters are effectively settled or otherwise resolved.

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

The tax effects of significant temporary differences and carry-forwards that resulted in year-end deferred tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2024	2023
Deferred Tax Assets
Workers' compensation	$150	$157
Operating lease liabilities	67	77
Reserves not currently deductible for tax purposes	71	61
Stock compensation	8	7
Net operating losses, tax credit and other carry-forwards	33	35
Capitalized research and development expenses	315	200
Other	11	10
Gross deferred tax assets	655	547
Less valuation allowance	26	29
Net deferred tax assets	629	518
Deferred Tax Liabilities
Depreciation and amortization	457	447
Contract accounting differences	47	78
Purchased intangibles	212	234
Operating lease assets	62	72
Retirement benefits	216	54
Other	13	—
Gross deferred tax liabilities	1,007	885
Total net deferred tax liabilities	$(378)	$(367)

As of December 31, 2024, the Company had state income tax credit carry-forwards of approximately $17 million, which expire from 2025 through 2027. A deferred tax asset of approximately $14 million (net of federal benefit) related to these state income tax credit carry-forwards has been recorded, with a valuation allowance of $12 million against such deferred tax asset as of December 31, 2024. State net operating loss carry-forwards are individually and cumulatively immaterial to the Company’s deferred tax balances and expire from 2030 through 2043.

12. DEBT

The Company's long-term debt consisted of the following:

	December 31
($ in millions)	2024	2023
Senior notes due May 1, 2025, 3.844%	$500	$500
Senior notes due December 1, 2027, 3.483%	600	600
Senior notes due August 16, 2028, 2.043%	600	600
Senior notes due January 15, 2030, 5.353%	500	—
Senior notes due May 1, 2030, 4.200%	500	500
Senior notes due January 15, 2035, 5.749%	500	—
Mississippi economic development revenue bonds due May 1, 2024, 7.81%	—	84
Term loan due August 19, 2024	—	145
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Finance lease obligations	9	12
Less unamortized debt issuance costs	(27)	(17)
Total long-term debt	$3,203	$2,445
Less current portion	503	231
Long-term debt, net of current portion	$2,700	$2,214

Debt Facilities - In September 2024, the Company amended its existing $1.5 billion credit facility, increasing the capacity thereunder to $1.7 billion and extending the maturity date for five years from signing (the "Second Amended and Restated Revolving Credit Facility"). The Second Amended and Restated Revolving Credit Facility has a variable interest rate on outstanding borrowings based on the Secured Overnight Financing Rate ("SOFR") plus an interest spread, currently 1.475% based upon the Company's credit rating, which may vary between 1.225% and 2.100%. The commitment fee rate on the Second Amended and Restated Revolving Credit Facility as of December 31, 2024, was 0.200% and may vary between 0.125% and 0.300%. The Second Amended and Restated Revolving Credit Facility includes a letter of credit sub-facility of $300 million.

As of December 31, 2024, the Company had $11 million in issued but undrawn letters of credit and $1,689 million unutilized under the Second Amended and Restated Revolving Credit Facility. The Company had unamortized debt issuance costs associated with its debt facilities of $10 million and $6 million as of December 31, 2024 and 2023, respectively.

The Second Amended and Restated Revolving Credit Facility contains customary affirmative and negative covenants and events of default, as well as a financial covenant based on a maximum total leverage ratio. The maximum total leverage ratio covenant limits our borrowing capacity under the Second Amended and Restated Revolving Credit Facility to $1,474 million as of December 31, 2024.

In September 2024, the Company's borrowing capacity under its unsecured commercial paper note program increased from $1 billion to $1.7 billion. As of December 31, 2024, the Company had no outstanding debt under the commercial paper program.

Senior Notes - In November 2024, the Company issued $500 million aggregate principal amount of 5.353% senior notes due 2030 and $500 million aggregate principal amount of 5.749% senior notes due 2035. The net proceeds from these senior notes were expected to be used for general corporate purposes, including debt repayment (which may include repayment of its 3.844% senior notes due 2025 and commercial paper borrowings) and working capital.

The terms of the Company's senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. Interest on the senior notes is payable semiannually. The Company had unamortized debt issuance costs associated with the senior notes of $17 million and $11 million as of December 31, 2024 and 2023, respectively.

In May 2024, the Company repaid $84 million aggregate principal amount of 7.81% Mississippi Economic Development Revenue Bonds upon their maturity.

Interest on the Gulf Opportunity Zone Industrial Development Revenue Bonds is payable semiannually.

The agreements governing the Company's debt contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the year ended December 31, 2024. Each of the Company's existing and future materially wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under existing debt facilities, with the exception of the Gulf Opportunity Zone Industrial Development Revenue Bonds.

The estimated fair values of the Company's total long-term debt, including the current portion of long-term debt and excluding finance lease liabilities, as of December 31, 2024, and December 31, 2023, were $3,110 million and $2,309 million, respectively. The estimated fair values of the current portion of the Company's long-term debt, excluding finance lease liabilities, were $497 million and $229 million as of December 31, 2024, and December 31, 2023, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of December 31, 2024, the aggregate amounts of principal payments due on long-term debt, excluding finance lease liabilities, within the next five years consisted of $500 million due in 2025, $600 million due in 2027, and $621 million due in 2028. In January 2024, the Company prepaid the remaining $145 million balance of the Term Loan.

13. INVESTIGATIONS, CLAIMS, AND LITIGATION

The Company is involved in legal proceedings before various courts and administrative agencies, and is periodically subject to government examinations, inquiries and investigations. The Company accrues for losses associated with legal proceedings when, and to the extent that, loss amounts related to the legal proceedings are probable and can be reasonably estimated. The actual losses that might be incurred to resolve such legal proceedings may be higher or lower than the amounts accrued. The Company also provides footnote disclosure for matters for which a material loss is reasonably possible but a reserve has not been accrued because the likelihood of a material loss is not probable.

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

During the third quarter of 2024, the Company identified certain quality issues involving noncompliance with welding procedures at Newport News. The Company has commenced an investigation and disclosed the matter to the U.S. Government. The Company is working with its U.S. Navy customer to evaluate the full extent of the matter and its potential impact on operations. Based upon the early stage of the Company’s investigation, the Company cannot at this time predict or reasonably estimate the outcome of this matter, including its financial impact.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the years ended December 31, 2024, 2023, and 2022 were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

The Company is party to various other claims, arbitrations, investigations, and other legal proceedings that arise in the ordinary course of business, including U.S. Government investigations and claims that could result in administrative, civil, or criminal proceedings involving the Company. The Company is a contractor with the U.S. Government, and such proceedings can therefore include False Claims Act allegations against the Company. Although, based on the information available to the Company to date, the Company believes that the resolution of these other claims, legal proceedings, and investigations will not have a material effect on its consolidated financial position, results of operations, or cash flows, the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

14. LEASES

The Company leases certain land, warehouses, office space, and production, office, and technology equipment, among other items. Most equipment is leased on a monthly basis. Many land, warehouse, and office space leases include renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements is generally limited by the expected lease term. The Company's lease agreements do not generally contain material residual value guarantees, material restrictive covenants, or purchase options. The Company's lease portfolio consists primarily of operating leases and an immaterial finance lease included in the consolidated financial statements. See Note 2: Summary of Significant Accounting Policies and Note 12: Debt.

The following table presents costs and other information related to the Company's leases:

	Year Ended December 31
($ in millions)	2024	2023	2022
Operating lease costs	$72	$67	$69
Short-term operating lease costs	$57	$54	$44
Variable operating lease costs	$5	$7	$6
Operating cash flows from operating leases	$(70)	$(66)	$(65)
Right-of-use assets obtained in exchange for new operating lease liabilities	$41	$80	$111
Weighted-average remaining lease term (years) - operating leases	8 years	9 years	9 years
Weighted-average discount rate - operating leases	5.2%	5.0%	4.5%

The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2024, were as follows:

($ in millions)	December 31, 2024
2025	$62
2026	51
2027	43
2028	31
2029	26
Thereafter	109
Total lease payments	322
Less: Imputed interest	66
Present value of operating lease liabilities	$256

Lease liabilities included in the Company's consolidated statements of financial position as of December 31, 2024 and 2023, were as follows:

	December 31
($ in millions)	2024	2023
Short-term operating lease liabilities	$51	$51
Long-term operating lease liabilities	205	228
Total operating lease liabilities	$256	$279

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

Environmental Matters - The estimated costs to complete environmental remediation are accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be reasonably estimated by management. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of December 31, 2024 and 2023, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

The Company’s environmental liability accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of December 31, 2024, the probable estimable future cost for environmental remediation is not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2024, the Company had $11 million in issued but undrawn letters of credit, as indicated in Note 12: Debt, and $360 million of surety bonds outstanding.

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

The Company previously disclosed an issue regarding the degree of corrosion of certain steel plates used to fabricate Friedman (NSC 11). The Company’s expectation regarding the resolution of the matter with the customer is included in contract cost and profit estimates. Those estimates include management's best assessment of the underlying causal events, contractual entitlements, and the probability of successful resolution with the customer. During the fourth quarter of 2024, the Company updated its estimates to reflect recent developments and progress made in ongoing negotiations with the customer regarding alternatives to resolve the matter. The Company does not expect the final resolution of the matter to have a material impact to the Company's consolidated financial position, results of operations, or cash flows.

Collective Bargaining Agreements - Of the Company's over 44,000 employees, approximately 45% are covered by a total of nine collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in February 2027, December 2027 and April 2029. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2026. Approximately 15 Mission Technologies employees in Klamath Falls, Oregon are covered by one collective bargaining agreement that expires in June 2025.

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

The Company also sponsors 401(k) defined contribution pension plans in which most employees are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, and certain collectively bargained employees hired after July 10, 2017, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2024, 2023, and 2022, were $166 million, $158 million, and $153 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the tax-qualified limits. The liabilities related to these plans as of December 31, 2024, were $189 million and $51 million, respectively, and as of December 31, 2023, were $202 million and $44 million, respectively. Grantor trust assets, primarily in the form of Level 1 marketable securities, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2024 and 2023, were $233 million and $220 million, respectively, of which $179 million and $174 million, respectively, were related to the non-qualified defined benefit pension plans.

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

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2024, 2023, and 2022, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost
Service cost	$109	$112	$181	$6	$6	$9
Interest cost	321	343	258	19	21	14
Expected return on plan assets	(538)	(529)	(594)	—	—	—
Amortization of prior service cost (credit)	16	17	22	(2)	(2)	(4)
Amortization of net actuarial loss (gain)	18	17	35	(13)	(15)	(3)
Settlement gain	—	—	(4)	—	—	—
Net periodic benefit (income) cost	$(74)	$(40)	$(102)	$10	$10	$16

The funded status of these plans as of December 31, 2024 and 2023, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$6,242	$6,438	$370	$394
Service cost	109	112	6	6
Interest cost	321	343	19	21
Plan participants' contributions	5	10	9	9
Plan amendments	—	—	—	—
Actuarial loss (gain)	(499)	62	(26)	(19)
Benefits paid	(307)	(333)	(45)	(41)
Settlement	(80)	(390)	—	—
Benefit obligation at end of year	5,791	6,242	333	370
Change in plan assets
Fair value of plan assets at beginning of year	6,873	6,781	—	—
Actual return on plan assets	514	793	—	—
Employer contributions	11	12	36	32
Plan participants' contributions	5	10	9	9
Benefits paid	(307)	(333)	(45)	(41)
Transfers	2	—	—	—
Settlement	(74)	(390)	—	—
Fair value of plan assets at end of year	7,024	6,873	—	—
Funded status	$1,233	$631	$(333)	$(370)

Amounts recognized in the consolidated statements of financial position:
Pension plan assets	$1,422	$888	$—	$—
Current liability (1)	(47)	(45)	(124)	(129)
Non-current liability (2)	(142)	(212)	(209)	(241)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	122	138	(11)	(13)
Net actuarial loss (gain)	60	562	(119)	(107)
(1)    Included in other current liabilities and current portion of postretirement plan liabilities, respectively.
(2)     Included in pension plan liabilities and other postretirement plan liabilities, respectively.

In 2024, the Company offered a bulk lump sum window for participants not currently receiving benefits where the present value of the deferred benefit is less than $75 thousand. Approximately 3,900 participants received lump sum distributions of approximately $80 million. The transaction did not trigger settlement accounting under FASB Accounting Standards Codification ("ASC") 715 – “Compensation – Retirement Benefits.”

In 2023, the Company purchased an annuity contract to transfer $411 million of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 10,000 retirees and beneficiaries. The annuity contract was purchased using assets from the pension master trust, and no additional funding contribution was required. This transaction had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. The transaction did not trigger settlement accounting under FASB ASC 715 – “Compensation – Retirement Benefits.”

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

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $5,602 million, $5,424 million, and $7,024 million, respectively, as of December 31, 2024, and $6,040 million, $5,820 million, and $6,873 million, respectively, as of December 31, 2023. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBOs and fair values of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $189 million and zero, respectively, as of December 31, 2024, and $864 million and $607 million, respectively, as of December 31, 2023.

The ABOs for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $178 million and $186 million as of December 31, 2024, and 2023, respectively. The ABOs for all pension plans were $5,602 million and $6,006 million as of December 31, 2024 and 2023, respectively.

The changes in amounts recorded in accumulated other comprehensive income (loss) were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2024	2023	2022	2024	2023	2022
Prior service credit (cost)	$—	$—	$(97)	$—	$—	$—
Amortization of prior service cost (credit)	16	17	22	(2)	(2)	(4)
Net actuarial gain	475	202	384	26	19	103
Amortization of net actuarial loss (gain)	18	17	35	(13)	(15)	(3)
Other	9	—	(4)	(1)	—	(1)
Total changes in accumulated other comprehensive income (loss)	$518	$236	$340	$10	$2	$95

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
	2024	2023	2022
Discount rate	5.28%	5.47%	3.00%
Expected long-term rate on plan assets	8.00%	8.00%	7.25%
Rate of compensation increase	3.63%	3.63%	3.58%

	Other Benefits
	2024	2023	2022
Discount rate	5.35%	5.50%	2.94%
Initial health care cost trend rate assumed for next year	6.00%	6.00%	5.50%
Gradually declining to a rate of	4.50%	4.50%	4.50%
Year in which the rate reaches the ultimate rate	2029	2028	2027

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
	2024	2023	2024	2023
Discount rate	5.98%	5.28%	5.79%	5.35%
Weighted average interest crediting rate	3.54%	3.58%
Rate of compensation increase	3.76%	3.63%
Initial health care cost trend rate assumed for next year			6.00%	6.00%
Gradually declining to a rate of			4.50%	4.50%
Year in which the rate reaches the ultimate rate			2030	2029

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections as of December 31, 2024, the Company selected an expected initial health care cost trend rate of 6.00% and an ultimate health care cost trend rate of 4.50% to be reached in 2030. As of December 31, 2023, the Company assumed an expected initial health care cost trend rate of 6.00% and an ultimate health care cost trend rate of 4.50% to be reached in 2029.

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief legislation, defines the minimum amount the Company must contribute to its qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the funded status of each plan. The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31
($ in millions)	2024	2023	2022
Pension plans
Discretionary
Qualified	$—	$—	$—
Non-qualified	11	12	10
Other benefit plans	36	32	31
Total contributions	$47	$44	$41

For the year ending December 31, 2025, the Company expects its cash contributions to its qualified defined benefit pension plans to be less than $1 million, all of which will be discretionary. For the year ending December 31, 2025, the Company expects its cash contributions to its other postretirement benefit plans to be approximately $34 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations, as of December 31, 2024. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

($ in millions)	Pension Benefits	Other Benefit Payments
2025	$343	$34
2026	362	35
2027	380	35
2028	397	34
2029	411	32
Years 2030 to 2034	$2,202	$133

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2024, as follows:

	Range
U.S. and international equities	30	-	55%
Fixed income securities	25	-	45%
Alternative investments	10	-	35%

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

Private partnership interests include debt and equity investments. These investments are valued based on NAVs or their equivalents, adjusted for capital calls and distributions, reported by the respective general partners. The terms of the partnerships range from seven to ten or more years, and investors do not have the option to redeem their interests in these partnerships. As of December 31, 2024, unfunded commitments to private partnerships were $535 million.

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

	December 31, 2024
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,499	$1,499	$—	$—
Government and agency debt securities	777	—	777	—
Corporate and other debt securities	1,487	—	1,487	—
Group annuity contract	3	—	3	—
Cash and cash equivalents, net	21	21	—	—
Net plan assets subject to leveling	$3,787	$1,520	$2,267	$—

Plan assets not subject to leveling
U.S. and international equities (a)	1,199
Corporate and other debt securities	242
Real estate investments	469
Private partnerships	926
Hedge funds	275
Cash and cash equivalents, net (b)	126
Total plan assets not subject to leveling	3,237

Net plan assets	$7,024
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

There was no activity attributable to Level 3 retirement plan assets during the years ended December 31, 2024 and 2023.

17. STOCK COMPENSATION PLANS

As of December 31, 2024, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), and the Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (the "2022 Plan").

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

The 2022 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Stock awards, in the form of RPSRs, RSRs, and stock rights, are granted to key employees and members of the board of directors without payment to the Company. The 2022 Plan authorized (i) 1.3 million new shares; plus (ii) any shares subject to outstanding awards under the 2012 Plan or 2011 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2012 Plan or 2011 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2024, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2022 Plan was 1.1 million.

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

The Company issued the following stock awards in the years ended December 31, 2024, 2023, and 2022:

Restricted Performance Stock Rights - For the year ended December 31, 2024, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $288.26. These rights are subject to cliff vesting on December 31, 2026. For the year ended December 31, 2023, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $215.24. These rights are subject to cliff vesting on December 31, 2025. For the year ended December 31, 2022, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $204.41. These rights were fully vested as of December 31, 2024. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the year ended December 31, 2024, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $287.38. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date. No compensation RSRs were granted for the years ended December 31, 2023 and 2022.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. In 2024, the Company granted approximately 2,200 retention RSRs at a weighted average share price of $281.01, with cliff vesting one to three years from the grant date. In 2023, the Company granted approximately 9,500 retention RSRs at a weighted average share price of $213.37, with cliff vesting two to three years from the grant date. In 2022, the Company granted approximately 2,400 retention RSRs at a weighted average share price of $208.81, with cliff vesting one to three years from the grant date. As of December 31, 2024, approximately 9,200 retention RSRs were outstanding.

The Company also received transfers of stock awards from employees in satisfaction of minimum tax withholding obligations associated with the vesting of stock awards during the period. The Company does not consider these transfers as treasury stock because the stock is not issued; rather, the award is surrendered in lieu of payments of cash to settle tax obligations.

Stock Rights and Stock Issuances - The Company granted stock rights to its non-employee directors on a quarterly basis in 2024, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain stock ownership requirements, the non-employee director may elect under the terms of the Amended and Restated Directors’ Compensation Policy and Amended and Restated Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

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

Stock award activity for the years ended December 31, 2024, 2023, and 2022, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	485	$190.36	1.0 year
Granted	166	204.65
Adjustment due to performance	52	209.04
Vested	(170)	209.04
Forfeited	(27)	199.40
Outstanding as of December 31, 2022	506	189.68	1.0 year
Granted	177	215.16
Adjustment due to performance	32	224.35
Vested	(155)	224.35
Forfeited	(25)	178.68
Outstanding as of December 31, 2023	535	189.98	1.0 year
Granted	174	286.14
Adjustment due to performance	61	181.76
Vested	(206)	181.76
Forfeited	(14)	240.77
Outstanding as of December 31, 2024	550	$221.59	1.0 year

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2024, 2023, and 2022 were based on three metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension ("EBITDAP"), weighted at 40%, pension-adjusted return on invested capital ("ROIC"), weighted at 40%, and relative EBITDAP growth, weighted at 20%. The Company's EBITDAP growth is measured against EBITDAP growth of the S&P Aerospace and Defense Select Index.

Compensation Expense

The Company recorded $23 million, $34 million, and $36 million of expense related to stock awards for the years ended December 31, 2024, 2023, and 2022, respectively. The Company recorded $7 million, $10 million, and $9 million as tax benefits related to stock awards for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company recognized tax benefits for the years ended December 31, 2024, 2023, and 2022, of $6 million, $7 million, and $8 million, respectively, from the issuance of stock in settlement of stock awards.

Unrecognized Compensation Expense

As of December 31, 2024, the Company had $16 million of unrecognized compensation expense associated with RSRs granted in 2024 and 2023, which will be recognized over a weighted average period of 1.1 years, and $29 million of unrecognized expense associated with RPSRs granted in 2024 and 2023, which will be recognized over a weighted average period of 1 year.

18. SUBSIDIARY GUARANTORS

As described in Note 12: Debt, the Company issued senior notes through the consolidating parent company, HII. Performance of the Company's obligations under its senior notes outstanding as of December 31, 2024, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary

Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is not material and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

19. SUBSEQUENT EVENTS

In December 2024, the Company entered into a definitive agreement to acquire substantially all of the assets of W International, a South Carolina-based complex metal fabricator specializing in the manufacture of shipbuilding structures, modules, and assemblies, for a purchase price of $140 million, subject to customary purchase price adjustments. The transaction closed in January 2025 using cash on hand, and the Company is in the process of completing its purchase accounting evaluation and other related disclosures. The acquired manufacturing facility operates within the Newport News segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2024. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of

December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

ITEM 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Information about our Executive Officers

Our executive officers as of February 6, 2025 are listed below, along with their ages, position currently held, and business experience during at least the last five years.

Name	Age	Position(s)
Christopher D. Kastner	61	President and Chief Executive Officer
Brian D. Blanchette	50	Executive Vice President and President, Ingalls Shipbuilding
Todd R. Borkey	61	Executive Vice President and Chief Technology Officer
Chad N. Boudreaux	51	Executive Vice President and Chief Legal Officer
Jennifer R. Boykin	60	Executive Vice President, Special Projects
Eric D. Chewning	47	Executive Vice President, Strategy and Development
Edgar A. Green III	59	Executive Vice President and President, Mission Technologies
Paul C. Harris	60	Executive Vice President, Chief Sustainability and Compliance Officer
Brooke A. Hart	54	Executive Vice President, Communications
Stewart H. Holmes	63	Executive Vice President, Government and Customer Relations
Edmond E. Hughes	61	Executive Vice President and Chief Human Resources Officer
Stephen R. Powell	60	Corporate Vice President and Treasurer
Nicolas G. Schuck	51	Corporate Vice President, Controller and Chief Accounting Officer
Christopher W. Soong	52	Executive Vice President and Chief Information Officer
Thomas E. Stiehle	59	Executive Vice President and Chief Financial Officer
Kara R. Wilkinson	50	Executive Vice President and President, Newport News Shipbuilding

Christopher D. Kastner, President and Chief Executive Officer – Mr. Kastner has served as President and Chief Executive Officer since March 2022. Prior to becoming CEO, he served as Executive Vice President and Chief Operating Officer from February 2021 to February 2022, and as Executive Vice President and Chief Financial Officer from March 2016 to February 2021. Mr. Kastner served as Corporate Vice President and General Manager, Corporate Development from August 2012 to March 2016, and as Vice President and Chief Financial Officer, Ingalls Shipbuilding, from March 2011 to August 2012. Prior to the spin-off, Mr. Kastner held various positions, including as Vice President, Business Management and Chief Financial Officer, Northrop Grumman Shipbuilding, Gulf Coast, and as Vice President, Contracts and Risk Management, Northrop Grumman Ship Systems.

Brian D. Blanchette, Executive Vice President and President, Ingalls Shipbuilding – Mr. Blanchette has served as Executive Vice President and President, Ingalls Shipbuilding since January 2025. He previously served as Vice President, Quality and Engineering for Ingalls Shipbuilding from July 2021 to December 2024. From February 2015 to July 2021, he served as Director of Technical and Design Engineering at Ingalls Shipbuilding. Mr. Blanchette began his career at Ingalls Shipbuilding in 1996 and has held various positions of increasing responsibility during his tenure in Engineering, Program Management and Business Development.

Todd A. Borkey, Executive Vice President and Chief Technology Officer – Mr. Borkey has served as Executive Vice President and Chief Technology Officer since September 2022. Prior to that, he served as he served as Chief Technology Officer at Alion Science and Technology from October 2017 and continued in that role following the Company's acquisition of Alion until September 2022. Before joining Alion, Mr. Borkey served as CTO for Thales Defense and Security and DRS Defense Solutions.

Chad N. Boudreaux, Executive Vice President and Chief Legal Officer – Mr. Boudreaux has served as Executive Vice President and Chief Legal Officer since April 2020. He joined the Company in 2011 as Corporate Vice President for Litigation, Investigations and Compliance and was named Chief Compliance Officer in 2013, serving in these roles until being named to his current position. Before joining the Company, Mr. Boudreaux practiced law at Baker Botts LLP, where he established the law firm’s Global Security and Corporate Risk Counseling practice group. Prior to that, he held various high-ranking positions in the U.S. government, including deputy chief of staff of the U.S. Department of Homeland Security and leadership positions at the U.S. Department of Justice.

Jennifer R. Boykin, Executive Vice President, Special Projects – Ms. Boykin has served as Executive Vice President, Special Projects since January 2025. She began her career in the Newport News Shipbuilding nuclear engineering division in 1987 and held positions of increasing responsibility at Newport News Shipbuilding, including as Vice President of Engineering and Design and Vice President of Quality and Process Excellence, until serving as Executive Vice President and President, Newport News Shipbuilding from July 2017 to December 2024.

Eric D. Chewning, Executive Vice President, Strategy and Development – Mr. Chewning has served as Executive Vice President, Strategy and Development since January 2023. Before joining HII, Mr. Chewning co-led McKinsey & Company's Aerospace & Defense practice in the Americas from April 2020 to January 2023. From January 2019 to January 2020, Mr. Chewning served as the Chief of Staff to the U.S. Secretary of Defense. Mr. Chewning is a former U.S. Army military intelligence officer and previously worked as an investment banker with Morgan Stanley & Co.

Edgar A. Green III, Executive Vice President and President, Mission Technologies – Mr. Green has served as Executive Vice President and President, Mission Technologies since December 2016. Prior to that, from January 2015 to December 2016, he served as Corporate Vice President, Corporate Development. From January 2013 to January 2015, Mr. Green served as Vice President, Component Manufacturing, for Newport News Shipbuilding, and, from March 2011 to January 2013, as Corporate Vice President, Investor Relations. Mr. Green served as a U.S. Navy nuclear submarine officer on board USS Tecumseh (SSBN-628).

Paul C. Harris, Executive Vice President and Chief Sustainability and Compliance Officer – Mr. Harris has served as Executive Vice President and Chief Sustainability and Compliance Officer since March 2022, and from September 2020 to March 2022, he served as Corporate Vice President, Chief Compliance and Privacy Officer. Before joining HII, Mr. Harris served as Senior Vice President at Hampton University from September 2016 to September 2020. Mr. Harris was a Member of the Virginia House of Delegates from 1998 to 2001.

Brooke A. Hart, Executive Vice President, Communications – Ms. Hart has served as Executive Vice President, Communications since September 2021. Prior to joining HII, she served as Vice President of Communications and Brand at Sierra Nevada Corporation, a defense contractor, from August 2015 until September 2021. In prior roles, Ms. Hart served as Vice President at Disruption Corporation and Crystal Tech Fund and as Senior Communications Officer at The Pew Charitable Trusts.

Stewart H. Holmes, Executive Vice President, Government and Customer Relations – Mr. Holmes has served as Executive Vice President, Government and Customer Relations since September 2021. From April 2017 until September 2021, he served as Senior Vice President of Washington Operations for Textron Inc.. In prior roles, Mr. Holmes served as the staff director/minority clerk for the Senate Appropriations Subcommittee on Defense, a staff member for the Senate Appropriations Committee and as an aide to Sen. Thad Cochran of Mississippi. Mr. Holmes served in the U.S. Marine Corps for more than two decades.

Edmond E. Hughes, Executive Vice President and Chief Human Resources Officer – Mr. Hughes has served as Executive Vice President and Chief Human Resources Officer since April 2022. From March 2006 until March 2022, he served as the Vice President of Human Resources and Administration for Ingalls Shipbuilding. Before joining Ingalls Shipbuilding, Mr. Hughes served in human resources roles of increasing responsibilities at General Motors and TRW Automotive.

Stephen R. Powell, Corporate Vice President and Treasurer – Mr. Powell has served as Corporate Vice President and Treasurer since January 2025. He previously served as Corporate Director and Assistant Treasurer from March 2011 to December 2024. From 2001 to 2011, Mr. Powell was responsible for treasury, overhead and capital planning for Northrop Grumman Shipbuilding.

Nicolas G. Schuck, Corporate Vice President, Controller and Chief Accounting Officer – Mr. Schuck has served as Corporate Vice President, Controller and Chief Accounting Officer since August 2015. Prior to that, he served as the Assistant Controller at our Newport News Shipbuilding division and as Corporate Assistant Controller.

Christopher W. Soong, Executive Vice President and Chief Information Officer – Mr. Soong has served as Executive Vice President and Chief Information Officer since April 2023. Prior to that, he served as Chief Information Officer for Mission Technologies from August 2021 to April 2023. From October 2018 to August 2021, Mr. Soong served as Senior Vice President and Chief Information Officer at Alion Science and Technology.

Thomas E. Stiehle, Executive Vice President and Chief Financial Officer – Mr. Stiehle has served as Executive Vice President and Chief Financial Officer since February 2021. Mr. Stiehle is responsible for the Company’s business management functions, including investor relations, treasury, internal audit, contracts, accounting, financial reporting, planning and analysis, rates and budgets and mergers and acquisitions. From October 2012 until he assumed his current role, he served as Vice President and Chief Financial Officer of Ingalls Shipbuilding and, prior to that, served as Vice President, Contracts and Pricing at Ingalls.

Kara R. Wilkinson, Executive Vice President and President, Newport News Shipbuilding – Ms. Wilkinson has served as Executive Vice President and President, Newport News Shipbuilding since January 2025. Prior to that, she served as Executive Vice President and President, Ingalls Shipbuilding, from April 2021 to December 2024. From May 2016 until April 2021, she served as Vice President of Program Management at Ingalls Shipbuilding. Prior to that, Ms. Wilkinson held various positions in Business Development and Engineering at Ingalls Shipbuilding after beginning her career at Ingalls Shipbuilding in 1996 as a naval architect.

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for all of our employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics and Business Conduct can be found on our internet website at HII.com under "Investors—Company—Corporate Governance." A copy of the Code of Ethics and Business Conduct is available to any stockholder who requests it by writing to: Huntington Ingalls Industries, Inc., c/o Office of the Secretary, 4101 Washington Avenue, Newport News, VA 23607. If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waivers to the Code of Ethics and Business Conduct, including any implicit waiver, to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will disclose the nature of the amendment or waiver on our website.

References to our websites in this report are provided as a matter of convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website. Accordingly, such information should not be considered part of this report..

Insider Trading Policy

Information concerning our Insider Trading Policy, will be incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation (other than information related to pay-for-performance), including information concerning compensation committee interlocks, insider participation, and the compensation committee report, will be incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information regarding the equity securities available for issuance under our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	549,706	$0.00	1,107,849
Equity compensation plans not approved by security holders(2)	—	—	—
Total	549,706	$0.00	1,107,849
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (the "2022 Plan"), which was approved by our stockholders on May 3, 2022, Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. These shares were comprised of 14,972 stock rights granted under the 2011 Plan, 50,216 stock rights and 144,515 restricted performance stock rights granted under the 2012 Plan, and 16,199 stock rights, 82,346 restricted stock rights, and 241,458 restricted performance stock rights granted under the 2022 Plan, assuming target performance achievement.
(2) No awards have been granted under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions and director independence will be incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$22	$2	$4	$28
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	28	1	—	29
Year Ended December 31, 2024
Valuation allowance for deferred tax assets	$29	$(3)	$—	$26

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

4.1
Indenture, dated as of December 1, 2017, by and among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 4, 2017).

4.2
First Supplemental Indenture, dated as of August 27, 2019, to the Indenture, dated as of December 1, 2017, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 7, 2019).

4.3
Second Supplemental Indenture, dated as of June 30, 2020, to the Indenture, dated as of December 1, 2017, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 10-K filed on February 11, 2021).

4.4
Third Supplemental Indenture, dated as of December 14, 2021, to the Indenture, dated as of December 1, 2017, among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Form 10-K filed on February 10, 2022).

4.5
Indenture, dated March 30, 2020, by and among Huntington Ingalls Industries, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 30, 2020).

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

4.8
Indenture, dated as of August 16, 2021, by and among Huntington Ingalls Industries, Inc., certain subsidiaries of Huntington Ingalls Industries, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8–K filed on August 16, 2021).

4.9
First Supplemental Indenture, dated as of December 14, 2021, to the Indenture, dated as of August 16, 2021, by and among Huntington Ingalls Industries, Inc., certain subsidiaries of Huntington Ingalls Industries, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Form 10-K filed on February 10, 2022).

4.10	Description of Securities

4.11
Indenture, dated as November 18, 2024, among Huntington Ingalls Industries, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed November 18, 2024).

4.12
First Supplemental Indenture, dated as of November 18, 2024, among Huntington Ingalls Industries, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee, relating to 5.353% Senior Notes due 2030 and 5.749% Senior Notes due 2035 (incorporated by reference to Exhibit 4.2 to Form 8-K filed November 18, 2024).

4.13	Form of 5.353% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Form 8-K filed November 18, 2024).

4.14	Form of 5.749% Senior Notes due 2035 (incorporated by reference to Exhibit 4.2 to Form 8-K filed November 18, 2024).

10.1
Amended and Restated Revolving Credit Agreement, dated as of August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and an Issuing Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 5, 2021, File No. 001-34910).

10.2
Credit Agreement, dated as of August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2021, File No. 001-34910).

10.3
Form of Amended and Restated Indemnification Agreement and Schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.2 to Form 10-K filed on February 19, 2015, File No. 001-34910).

10.4
Intellectual Property License Agreement, dated as of March 29, 2011, between Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 4, 2011, File No. 001-34910).

10.5
Tax Matters Agreement, dated as of March 29, 2011, among Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 4, 2011, File No. 001-34910).

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

10.14
Performance and Indemnity Agreement, dated as of March 30, 2011, between Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) relating to certain performance guarantees associated with certain U.S. Navy shipbuilding contracts (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on May 11, 2011, File No. 001-34910).

10.15
Ingalls Guaranty Performance, Indemnity and Termination Agreement, dated as of March 29, 2011, among Huntington Ingalls Industries, Inc., Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 11, 2011, File No. 001-34910).

10.16
Huntington Ingalls Industries Supplemental Plan 2 (incorporated by reference to Exhibit 10.16 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011) and Amendment to Appendix G to the plan.

10.17*
Second Amendment to Appendix G to Huntington Ingalls Industries Supplemental Plan 2-Officers Supplemental Executive Retirement Plan, as amended January 7, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 19, 2018, File No. 001-34910).

10.18*	Huntington Ingalls Industries ERISA Supplemental Plan (incorporated by reference to Exhibit 10.17 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.19*
Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 19, 2018, File No. 001-34910).

10.20*	Huntington Ingalls Industries Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.21*	Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.20 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.22*	First Amendment to the Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 3, 2017, File No. 001-34910).

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

10.28*
Huntington Ingalls Industries, Inc. Annual Incentive Plan, as amended and restated December 13, 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 19, 2018, File No. 001-34910).

10.29*
Form of Award Certificate applicable to Non-Employee Director Stock Units Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.30 to Form 10-K filed on February 27, 2013, File No. 001-34910).

10.30*
Form of Award Certificate applicable to Restricted Performance Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.31 to Form 10-K filed on February 27, 2014, File No. 001-34910).

10.31*
Form of Award Certificate applicable to Restricted Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.32 to Form 10-K filed on February 27, 2014, File No. 001-34910).

10.32*
Form of Award Certificate applicable to Stock Options Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.33 to Form 10-K filed on February 27, 2014, File No. 001-34910).

10.33*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012, File No. 001-34910).

10.34*	Performance-Based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012, File No. 001-34910).

10.35*
Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (incorporated herein by reference to Annex B to the Company's definitive proxy statement filed on March 21, 2022, File No. 001-34910).

10.36*
Terms and Conditions Applicable to Restricted Performance Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.36 to Form 10-K filed on February 1, 2024, File No. 001-34910).

10.37*
Terms and Conditions Applicable to Ratable Vesting Restricted Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.37 to Form 10-K filed on February 1, 2024, File No. 001-34910).

10.38*
Terms and Conditions Applicable to Cliff Vesting Restricted Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.38 to Form 10-K filed on February 1, 2024, File No. 001-34910).

10.39*
Terms and Conditions Applicable to Non-Employee Director Stock Units Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2023, File No. 001-34910).

10.40*
Terms and Conditions Applicable to Non-Employee Director Stock Grants Under the 2022 Long-Term Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2023, File No. 001-34910).

10.41*	Huntington Ingalls Industries, Inc. Amended and Restated Directors' Compensation Policy (incorporated by reference to Exhibit 10.41 to Form 10-K filed on February 1, 2024, File No. 001-34910).

10.42*
Huntington Ingalls Industries, Inc. Directors Compensation Policy--Amended and Restated Board Deferred Compensation Policy (incorporated by reference to Exhibit 10.42 to Form 10-K filed on February 9, 2023, File No. 001-34910).

10.43
Amendment No. 1, dated April 24, 2023, to the Company’s Amended and Restated Credit Agreement, dated August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, and certain other issuing banks (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 28, 2023, File No. 001-34910).

10.44
Amendment No. 1, dated April 24, 2023, to the Company’s Credit Agreement, dated August 2, 2021, among Huntington Ingalls Industries, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 28, 2023, File No. 001-34910).

10.45
Second Amended and Restated Credit Agreement, dated September 17, 2024, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank and certain other issuing banks (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 17, 2024, File No. 001-34910).

19	Insider Trading Policy.

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

22	List of subsidiary guarantors of registered securities of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Huntington Ingalls Industries, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Form 10-K filed on February 1, 2024, File No. 001-34910).

101	The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Consolidated Statements of Financial Position, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on form 10-K, formatted in Inline XBRL and contained in Exhibit 101.
*Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of February, 2025.

Huntington Ingalls Industries, Inc.

/s/ Christopher D. Kastner
Christopher D. Kastner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher D. Kastner	President, Chief Executive Officer and Director
Christopher D. Kastner	(Principal Executive Officer)	February 6, 2025

/s/ Thomas E. Stiehle	Executive Vice President and
Thomas E. Stiehle	Chief Financial Officer
	(Principal Financial Officer)	February 6, 2025

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 6, 2025

/s/ Kirkland H. Donald
Kirkland H. Donald	Chairman	February 6, 2025

/s/ Augustus L. Collins
Augustus L. Collins	Director	February 6, 2025

/s/ Leo P. Denault
Leo P. Denault	Director	February 6, 2025

/s/ Craig S. Faller
Craig S. Faller	Director	February 6, 2025

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 6, 2025

/s/ Frank R. Jimenez
Frank R. Jimenez	Director	February 6, 2025

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 6, 2025

/s/ Tracy B. McKibben
Tracy B. McKibben	Director	February 6, 2025

/s/ Stephanie L. O'Sullivan
Stephanie L. O'Sullivan	Director	February 6, 2025

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 6, 2025

/s/ John K. Welch
John K. Welch	Director	February 6, 2025