Form 10-Q
period 2025-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2025-05-01
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of April 25, 2025, 39,239,134 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2025	2024
Sales and service revenues
Product sales	$1,713	$1,787
Service revenues	1,021	1,018
Sales and service revenues	2,734	2,805
Cost of sales and service revenues
Cost of product sales	1,451	1,537
Cost of service revenues	889	893
Income from operating investments, net	13	12
Other income and gains (losses), net	—	(1)
General and administrative expenses	246	232
Operating income	161	154
Other income (expense)
Interest expense	(28)	(21)
Non-operating retirement benefit	48	44
Other, net	6	7
Earnings before income taxes	187	184
Federal and foreign income tax expense	38	31
Net earnings	$149	$153

Basic earnings per share	$3.79	$3.87
Weighted-average common shares outstanding	39.3	39.5

Diluted earnings per share	$3.79	$3.87
Weighted-average diluted shares outstanding	39.3	39.5

Dividends declared per share	$1.35	$1.30

Net earnings from above	$149	$153
Other comprehensive income
Change in unamortized benefit plan costs	1	5
Tax expense for items of other comprehensive income	—	(2)
Other comprehensive income, net of tax	1	3
Comprehensive income	$150	$156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$167	$831
Accounts receivable, net of allowance for expected credit losses of $2 million as of 2025 and 2024	387	212
Contract assets	2,017	1,683
Inventoried costs	215	208
Income taxes receivable	151	204
Prepaid expenses and other current assets	105	90
Total current assets	3,042	3,228
Property, plant, and equipment, net of accumulated depreciation of $2,612 million as of 2025 and $2,583 million as of 2024	3,540	3,450
Operating lease assets	241	239
Goodwill	2,651	2,618
Other intangible assets, net of accumulated amortization of $1,143 million as of 2025 and $1,118 million as of 2024	757	782
Pension plan assets	1,457	1,422
Miscellaneous other assets	415	402
Total assets	$12,103	$12,141
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$602	$598
Accrued employees’ compensation	327	392
Current portion of long-term debt	503	503
Current portion of postretirement plan liabilities	124	124
Current portion of workers’ compensation liabilities	204	201
Contract liabilities	647	774
Other current liabilities	449	399
Total current liabilities	2,856	2,991
Long-term debt	2,699	2,700
Pension plan liabilities	142	142
Other postretirement plan liabilities	205	209
Workers’ compensation liabilities	450	443
Long-term operating lease liabilities	204	205
Deferred tax liabilities	367	378
Other long-term liabilities	407	407
Total liabilities	7,330	7,475
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,823,416 shares issued and 39,238,707 shares outstanding as of 2025, and 53,714,128 shares issued and 39,129,419 shares outstanding as of 2024	1	1
Additional paid-in capital	2,057	2,045
Retained earnings	5,191	5,097
Treasury stock	(2,449)	(2,449)
Accumulated other comprehensive loss	(27)	(28)
Total stockholders’ equity	4,773	4,666
Total liabilities and stockholders’ equity	$12,103	$12,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2025	2024
Operating Activities:
Net earnings	$149	$153
Adjustments to reconcile net cash provided by operating activities:
Depreciation	54	53
Amortization of purchased intangibles	25	27
Other non-cash transactions, net	3	2
Stock-based compensation	24	14
Deferred income taxes	(11)	(17)
Gain on investments in marketable securities	(3)	(8)
Change in
Accounts receivable	(175)	(253)
Contract assets	(334)	(124)
Inventoried costs	(7)	(13)
Prepaid expenses and other assets	44	25
Accounts payable and accruals	(126)	(34)
Retiree benefits	(38)	(27)
Net cash used in operating activities	(395)	(202)
Investing Activities:
Capital expenditures
Capital expenditure additions	(67)	(75)
Grant proceeds for capital expenditures	—	3
Acquisitions of businesses	(133)	—
Proceeds from disposition of assets	1	—
Other investing activities, net	—	1
Net cash used in investing activities	(199)	(71)
Financing Activities:
Repayment of long-term debt	—	(145)
Proceeds from revolving credit facility borrowings	—	42
Repayment of revolving credit facility borrowings	—	(20)
Net borrowings on commercial paper	—	117
Dividends paid	(53)	(51)
Repurchases of common stock	—	(62)
Employee taxes on certain share-based payment arrangements	(14)	(25)
Other financing activities, net	(3)	(3)
Net cash used in financing activities	(70)	(147)
Change in cash and cash equivalents	(664)	(420)
Cash and cash equivalents, beginning of period	831	430
Cash and cash equivalents, end of period	$167	$10
Supplemental Cash Flow Disclosure
Cash paid for interest	$8	$10
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$16	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2025 and 2024 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2023	$1	$2,045	$4,755	$(2,286)	$(422)	$4,093
Net earnings	—	—	153	—	—	153
Dividends declared ($1.30 per share)	—	—	(51)	—	—	(51)
Stock-based compensation	—	(7)	(2)	—	—	(9)
Other comprehensive income, net of tax	—	—	—	—	3	3
Treasury stock activity	—	—	—	(63)	—	(63)
Balance as of March 31, 2024	$1	$2,038	$4,855	$(2,349)	$(419)	$4,126

Balance as of December 31, 2024	$1	$2,045	$5,097	$(2,449)	$(28)	$4,666
Net earnings	—	—	149	—	—	149
Dividends declared ($1.35 per share)	—	—	(53)	—	—	(53)
Stock-based compensation	—	12	(2)	—	—	10
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance as of March 31, 2025	$1	$2,057	$5,191	$(2,449)	$(27)	$4,773

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K").

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $234 million and $233 million as of March 31, 2025, and December 31, 2024, respectively, and are presented within miscellaneous other assets on the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt, including the current portion of long-term debt and excluding finance lease liabilities, as of March 31, 2025, and December 31, 2024, were $3,150 million and $3,110 million, respectively. The estimated fair values of the current portion of the Company's long-term debt, excluding finance lease liabilities, were $500 million and $497 million as of March 31, 2025, and December 31, 2024, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 of the fair value hierarchy.

Debt - On May 1, 2025, the Company is repaying $500 million aggregate principal amount of its 3.844% senior notes upon their maturity. The repayment is funded using a combination of cash on hand and proceeds from the Company’s commercial paper program.

As of March 31, 2025, the Company had $1,688 million unutilized under its Second Amended and Restated Revolving Credit Facility ("Credit Facility"). The Credit Facility contains customary affirmative and negative covenants and events of default, as well as a financial covenant based on a maximum total leverage ratio. The maximum total leverage ratio covenant limited the Company's borrowing capacity under the Credit Facility to $1,364 million as of March 31, 2025. Subsequent to the repayment of the 3.844% senior notes on May 1, 2025, the Company's borrowing capacity under the Credit Facility is no longer limited by the maximum total leverage ratio covenant.

3. ACCOUNTING STANDARDS UPDATES

Recently Adopted Guidance

There were no new Accounting Standard Updates (“ASU”) adopted during the three months ended March 31, 2025 that had a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2025

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires, among other things, tabular and qualitative disclosure of disaggregated expense information that is included in certain expense line items presented on the consolidated statement of operations. The new guidance also requires that the total amount and definition of selling expenses be disclosed. The new guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption and retrospective application permitted. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

Other accounting pronouncements issued but not effective until after December 31, 2025, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS

In January 2025, the Company acquired substantially all of the assets of W International SC, LLC and Vivid Empire SC, LLC (collectively “W International”), a South Carolina-based complex metal fabricator specializing in the manufacture of shipbuilding structures, modules, and assemblies, for a purchase price of $133 million, subject to customary purchase price adjustments. The acquired manufacturing facility expands the Company’s shipbuilding capacity and operates within the Newport News segment. The transaction closed using cash on hand and qualifies as a business combination under FASB Accounting Standards Codification (“ASC”) 805 – "Business Combinations."

The Company recognized $33 million of goodwill, which includes expected synergies and the value of W International’s acquired workforce, all of which was allocated to the Newport News segment and is tax deductible. There have been no other changes to the Company’s goodwill since December 31, 2024.

The Company is in the process of completing its acquisition accounting, including its fair value estimates for certain assets and liabilities. The assets, liabilities, and results of operations of W International are not material to the Company’s consolidated financial position, results of operations, or cash flows.

5. STOCKHOLDERS' EQUITY

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the three months ended March 31, 2025, the Company did not repurchase any shares. For the three months ended March 31, 2024, the Company repurchased 223,329 shares at an aggregate cost of $63 million, including $1 million of accrued excise tax. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $53 million and $51 million for the three months ended March 31, 2025 and 2024, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $27 million and $28 million as of March 31, 2025, and December 31, 2024, respectively.

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2025 and 2024, were as follows:

($ in millions)	Benefit Plans	Total
Balance as of December 31, 2023	$(422)	$(422)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	3
Amortization of net actuarial loss[1]	2	2
Tax expense for items of other comprehensive income	(2)	(2)
Net current period other comprehensive income	3	3
Balance as of March 31, 2024	$(419)	$(419)

Balance as of December 31, 2024	$(28)	$(28)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	4	4
Amortization of net actuarial loss[1]	(3)	(3)
Net current period other comprehensive income	1	1
Balance as of March 31, 2025	$(27)	$(27)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 12: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024, was less than $1 million and $2 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2025	2024
Net earnings	$149	$153

Weighted-average common shares outstanding	39.3	39.5
Net dilutive effect of stock awards	—	—
Dilutive weighted-average common shares outstanding	39.3	39.5

Earnings per share - basic	$3.79	$3.87
Earnings per share - diluted	$3.79	$3.87

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the three months ended March 31,

2025 and 2024, and 0.2 million and 0.1 million Restricted Stock Rights ("RSRs") for the three months ended March 31, 2025 and 2024, respectively.

7. REVENUE

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis:

	Three Months Ended March 31, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$526	$1,160	$27	$—	$1,713
Service revenues	107	236	678	—	1,021
Intersegment	4	—	30	(34)	—
Sales and service revenues	$637	$1,396	$735	$(34)	$2,734
Customer Type
Federal	$633	$1,396	$701	$—	$2,730
Commercial	—	—	4	—	4
Intersegment	4	—	30	(34)	—
Sales and service revenues	$637	$1,396	$735	$(34)	$2,734
Contract Type
Firm fixed-price	$—	$2	$97	$—	$99
Fixed-price incentive	526	766	2	—	1,294
Cost-type	107	627	569	—	1,303
Time and materials	—	1	37	—	38
Intersegment	4	—	30	(34)	—
Sales and service revenues	$637	$1,396	$735	$(34)	$2,734

	Three Months Ended March 31, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$586	$1,176	$25	$—	$1,787
Service revenues	67	257	694	—	1,018
Intersegment	2	1	31	(34)	—
Sales and service revenues	$655	$1,434	$750	$(34)	$2,805
Customer Type
Federal	$653	$1,433	$717	$—	$2,803
Commercial	—	—	2	—	2
Intersegment	2	1	31	(34)	—
Sales and service revenues	$655	$1,434	$750	$(34)	$2,805
Contract Type
Firm fixed-price	$1	$2	$82	$—	$85
Fixed-price incentive	586	788	2	—	1,376
Cost-type	66	643	593	—	1,302
Time and materials	—	—	42	—	42
Intersegment	2	1	31	(34)	—
Sales and service revenues	$655	$1,434	$750	$(34)	$2,805

	Three Months Ended March 31
($ in millions)	2025	2024
Major Programs
Amphibious assault ships	$332	$352
Surface combatants and coast guard cutters	299	300
Other	6	3
Total Ingalls	637	655
Aircraft carriers	758	792
Submarines	516	516
Other	122	126
Total Newport News	1,396	1,434
C5ISR; cyber, electronic warfare & space; live, virtual, and constructive training solutions	628	626
Other	107	124
Total Mission Technologies	735	750
Intersegment eliminations	(34)	(34)
Sales and service revenues	$2,734	$2,805

As of March 31, 2025, the Company had $48.0 billion of remaining performance obligations. The Company expects to recognize approximately 40% of its remaining performance obligations as revenue through 2026, an additional 30% through 2028, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Three Months Ended March 31
($ in millions, except per share amounts)	2025	2024
Effect on operating income	$—	$2
Effect on diluted earnings per share	$—	$0.03

For the three months ended March 31, 2025, cumulative catch-up revenue adjustments netted to zero, and did not have an effect on operating income or diluted earnings per share. The Company’s Newport News segment continues to experience performance challenges in the construction of aircraft carriers and Virginia class (SSN 774) submarines. For the three months ended March 31, 2025, cumulative catch-up revenue adjustments included significant unfavorable performance adjustments on the Enterprise (CVN 80) and Doris Miller (CVN 81) construction contract and the Virginia class (SSN 774) submarine program, which were offset by contract incentives.

For the three months ended March 31, 2024, no individual favorable or unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

($ in millions)	March 31, 2025	December 31, 2024
Contract assets	$2,017	$1,683
Contract liabilities	647	774
Net contract assets	$1,370	$909

The Company’s net contract assets increased $461 million from December 31, 2024 to March 31, 2025, primarily as a result of the timing of billings across programs on certain U.S. Navy contracts. The Company recognized revenue related to its prior year-end contract liabilities of $552 million and $641 million for the three months ended March 31, 2025 and 2024, respectively.

8. SEGMENT INFORMATION

The following tables present the Company's operating results by segment:

	Three Months Ended March 31, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$526	$1,160	$27	$—	$1,713
Service Revenues	107	236	678	—	$1,021
Intersegment	4	—	30	(34)	$—
Total sales and service revenues	637	1,396	735	(34)	2,734
Segment Operating Income
Income from operating investments, net	—	—	13	—	13
Less:
Cost of sales and service revenues
Product	452	971	20	—	1,443
Service	90	193	604	—	887
Intersegment	4	—	30	(34)	—
Other segment items	45	147	54	—	246
Total segment operating income	$46	$85	$40	$—	171
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(10)
Non-current state income taxes					—
Total operating income					$161

	Three Months Ended March 31, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$586	$1,176	$25	$—	$1,787
Service Revenues	67	257	694	—	$1,018
Intersegment	2	1	31	(34)	$—
Total sales and service revenues	655	1,434	750	(34)	2,805
Segment Operating Income
Income from operating investments, net	—	—	12	—	12
Less:
Cost of sales and service revenues
Product	491	1,001	31	—	1,523
Service	58	212	620	—	890
Intersegment	2	1	31	(34)	—
Other segment items	44	138	52	—	234
Total segment operating income	$60	$82	$28	$—	170
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(17)
Non-current state income taxes					1
Total operating income					$154

Sales transactions between segments are generally recorded at cost.

Other segment items consists of general and administrative expenses and other income and gains (losses), net.

Other Financial Information

The following tables present the Company's capital expenditures, as presented to the chief operating decision maker, and depreciation and amortization by segment:

	Three Months Ended March 31
($ in millions)	2025	2024
Capital Expenditures[1]
Ingalls	$14	$11
Newport News	49	56
Mission Technologies	1	2
Total segment capital expenditures	64	69
Corporate	3	3
Total capital expenditures	$67	$72
1 Net of grant proceeds for capital expenditures

	Three Months Ended March 31
($ in millions)	2025	2024
Depreciation and Amortization
Ingalls	$20	$19
Newport News	33	34
Mission Technologies	25	27
Total segment depreciation and amortization	78	80
Corporate	1	—
Total depreciation and amortization	$79	$80

Asset information by segment is not disclosed because it is not a key measure of performance used by the chief operating decision maker.

9. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended March 31, 2025 and 2024, were 20.3% and 16.8%, respectively. The higher effective tax rate for the three months ended March 31, 2025, was primarily attributable to excess tax benefits recognized on stock-based compensation recorded in the prior period.

For the three months ended March 31, 2025, the Company’s effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to research and development tax credits for the current period.

The Company's unrecognized tax benefits increased by $3 million during the three months ended March 31, 2025. As of March 31, 2025, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $113 million. Assuming a sustainment of these tax positions, a reversal of $92 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2025, interest and penalties resulting from the unrecognized tax benefits noted above increased income tax expense by $2 million.

IRS Audits – In February 2025, the IRS notified the Company that its 2018 research and development tax credit refund claim would be processed and assigned to IRS exam for audit. See Note 11: Income Taxes of the Company’s 2024 Annual Report on Form 10-K for additional information.

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

Antitrust Complaint - In October 2023, a class action antitrust lawsuit was filed against the Company and other defendants in the U.S. District Court for the Eastern District of Virginia. The lawsuit names several HII companies, among other companies, as defendants. The named plaintiffs generally allege that the defendant companies have adhered to a “gentlemen’s agreement” that prohibits any defendant from actively recruiting naval engineers from other defendants. The complaint seeks class certification, treble damages, and any other relief to which the plaintiffs are entitled. The District Court dismissed the lawsuit against all defendants in April 2024, and the plaintiffs have appealed the District Court dismissal to the Fourth Circuit Court of Appeals. The Company cannot at this time predict or reasonably estimate the outcome of this matter.

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

During the third quarter of 2024, the Company identified certain quality issues involving noncompliance with welding procedures at Newport News. The Company commenced an investigation and disclosed the matter to the U.S. Government. The Company continues to work with its U.S. Navy customer to evaluate the full extent of the matter and cannot at this time predict or reasonably estimate the ultimate outcome of this matter.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the three months ended March 31, 2025 and 2024, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

Environmental Matters - The estimated costs to complete environmental remediation are accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be reasonably estimated by management. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of March 31, 2025 and December 31, 2024, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

The Company’s environmental liability accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of March 31, 2025, the probable estimable future cost for environmental remediation is not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2025, the Company had $12 million in issued but undrawn letters of credit and $389 million of surety bonds outstanding.

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

Other Matters - The Company previously disclosed an issue regarding the degree of corrosion of certain steel plates used to fabricate Friedman (NSC 11). The Company’s expectation regarding the resolution of the matter with the customer is included in contract cost and profit estimates. Those estimates include management's best assessment of the underlying causal events, contractual entitlements, and the probability of successful resolution with the customer. The Company does not expect the final resolution of the matter to have a material impact to the Company's consolidated financial position, results of operations, or cash flows.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$22	$27	$1	$1
Interest cost	84	80	4	5
Expected return on plan assets	(137)	(134)	—	—
Amortization of prior service cost (credit)	4	4	—	(1)
Amortization of net actuarial loss (gain)	—	5	(3)	(3)
Net periodic benefit (income) cost	$(27)	$(18)	$2	$2

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
($ in millions)	2025	2024
Pension plans
Discretionary
Qualified	$—	$—
Non-qualified	4	3
Other benefit plans	9	7
Total contributions	$13	$10

As of March 31, 2025, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2025.

13. STOCK COMPENSATION PLANS

During the three months ended March 31, 2025 and 2024, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2025, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $168.81. These rights are subject to cliff vesting on December 31, 2027. For the three months ended March 31, 2024, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $288.33. These rights are subject to cliff vesting on December 31, 2026. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the three months ended March 31, 2025, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $168.81. For the three months ended March 31, 2024, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $288.33. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. For the three months ended March 31, 2025, the Company granted approximately 1,300 retention RSRs at a weighted average share price of $189.40, with cliff vesting one to two years from the grant date. For the three months ended March 31, 2024, the Company granted approximately 1,200 retention RSRs at a weighted average share price of $288.53, with cliff vesting one to two years from the grant date.

The Company also received transfers of stock awards from employees in satisfaction of tax withholding obligations associated with the vesting of stock awards during the period. Because the stock awards are surrendered in lieu of payments of cash to settle tax obligations and the stock is not issued, the Company does not account for these transfers as treasury stock.

Stock award activity for the three months ended March 31, 2025, and 2024, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	535	$189.98	1.0 year
Granted	163	288.03
Adjusted due to performance	54	288.03
Vested	(200)	180.62
Forfeited	(7)	209.51
Outstanding at March 31, 2024	545	$221.58	1.4 years

Outstanding at December 31, 2024	550	$221.59	1.0 year
Granted	301	169.05
Adjusted due to performance	16	169.05
Vested	(191)	215.19
Forfeited	(4)	288.33
Outstanding at March 31, 2025	672	$199.42	1.6 years

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

We conduct most of our business with the U.S. Government, primarily the Department of Defense ("DoD"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Mission Technologies segment is organized into four groups, All-Domain Operations, Warfare Systems, Global Security, and Uncrewed Systems, and specializes in a wide range of services and products across our capabilities, which include command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance ("C5ISR") systems and operations; the application of artificial intelligence and machine learning to battlefield decisions; defensive and offensive cyber, electronic warfare & space; uncrewed systems; live, virtual, and constructive training solutions; fleet sustainment; and critical nuclear operations.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 (our "2024 Annual Report on Form 10-K").

Business Environment

The federal budget environment remains a significant long-term risk, and we continue to see uncertainty in the economy, our industry, and our company. Our customers and suppliers continue to face challenges, and we believe continued budget pressures could have serious implications for defense discretionary spending, the defense industrial base, including HII, and the customers, employees, suppliers, subcontractors, investors, and communities that rely on companies in the defense industrial base. We cannot clearly predict how long these challenges will continue, whether these challenges will change over time, or whether our actions to address these challenges will be successful.

Defense Spending Environment – The fiscal year 2025 budget cycle ultimately concluded with the passage of the Full-Year Continuing Appropriations and Extensions Act, 2025, signed into law March 15, 2025. This marks the first time the DoD will operate under a Continuing Resolution ("CR") for the full fiscal year. While unprecedented, exceptions were made to the Navy Shipbuilding and Conversion account in the full-year CR to provide the authorities and necessary funding levels for program execution. Final defense appropriations provided by the CR broadly supported shipbuilding programs, including funding for three Arleigh Burke class (DDG 51) guided missile destroyers, one Virginia class (SSN 774) fast attack submarine, one San Antonio class (LPD 17) Amphibious Transport Dock, the RCOH for USS Harry S. Truman (CVN 75), and funding to support Columbia class (SSBN 826) submarines, CVN, and LHA programs. The CR also included funding for the Submarine Industrial Base for investment in critical areas including supplier capacity and capability, strategic outsourcing, workforce training and technology and infrastructure, and multi-year procurement authority was provided for the Virginia class (SSN 774) program. An earlier short-term CR funding the government from December 20, 2024 through March 14, 2025 included additional supplemental funding for expenses necessary for procurement of two fiscal year 2024 Virginia class (SSN 774) submarines, one fiscal year 2025 Virginia class (SSN 774) submarine, and to incrementally fund contract obligations for the improvement of workforce wages and non-executive level salaries on new or existing contracts pertaining to the Virginia class (SSN 774) submarine program or to other nuclear-powered vessel programs.

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

For further information on our business environment, see the discussion under Business Environment under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2024 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Retirement related benefit plans; and

•Workers' compensation.

As of March 31, 2025, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2024.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended March 31
			2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent
Sales and service revenues	$2,734	$2,805	$(71)	(3)%
Cost of product sales and service revenues	2,340	2,430	(90)	(4)%
Income from operating investments, net	13	12	1	8%
Other income and gains (losses), net	—	(1)	1	100%
General and administrative expenses	246	232	14	6%
Operating income	161	154	7	5%
Other income (expense)
Interest expense	(28)	(21)	(7)	(33)%
Non-operating retirement benefit	48	44	4	9%
Other, net	6	7	(1)	(14)%
Federal and foreign income taxes	38	31	7	23%
Net earnings	$149	$153	$(4)	(3)%

Operating Performance Assessment and Reporting

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is largely flexibly-priced. Therefore, sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operating performance. Under the Federal Acquisition Regulation (the "FAR") rules that govern our business with the U.S. Government, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, as well as operating income, including the effects of significant changes in operating income as a result of changes in contract financial estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. This approach is consistent with the long-term life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

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

Sales and service revenues for the three months ended March 31, 2025, decreased $71 million, or 3%, compared to the same period in 2024, primarily due to lower volumes at Newport News, Ingalls, and Mission Technologies.

Net Cumulative Catch-up Revenue Adjustments

For the three months ended March 31, 2025 and 2024, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended March 31

($ in millions)	2025	2024
Gross favorable adjustments	$80	$55
Gross unfavorable adjustments	(80)	(53)
Net adjustments	$—	$2

For the three months ended March 31, 2025, cumulative catch-up revenue adjustments netted to zero, and did not have an effect on operating income. The Company’s Newport News segment continues to experience performance challenges in the construction of aircraft carriers and Virginia class (SSN 774) submarines. For the three months ended March 31, 2025, cumulative catch-up revenue adjustments included significant unfavorable performance adjustments on the construction of Enterprise (CVN 80) and Virginia class (SSN 774) submarines, which were offset by contract incentives.

See Note 7: Revenue and "Segment Operating Results" in this section for additional information on our net cumulative catch-up revenue adjustments.

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

General and administrative expenses for the three months ended March 31, 2025, increased $14 million from the same period in 2024, primarily due to higher overhead costs, partially offset by lower state income taxes.

Operating Income

We consider operating income an important measure for evaluating our operating performance, and, consistent with industry practice, we define operating income as revenues less the related costs of producing the revenues and general and administrative expenses.

Segment Operating Income

We internally manage our operations by reference to "segment operating income," which is a non-GAAP measure and is defined as operating income before the Operating FAS/CAS Adjustment and non-current state income taxes, neither of which affects contract performance. Segment operating income is a measure we use to evaluate our core operating performance as it reflects the aggregate performance results of contracts within a segment. When analyzing our operating performance, investors should use segment operating income in addition to, and not as an alternative for, operating income or any other performance measure presented in accordance with GAAP. We believe segment operating income reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of segment operating income may not be comparable to similarly titled measures of other companies.

Changes in segment operating income are typically expressed in terms of volume, as discussed in “Sales and Service Revenues” above, or performance. Performance refers to changes in contract profit margin rates. These changes typically relate to profit recognition associated with revisions to estimated costs at completion ("EAC"), which reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, inflationary pressures on our supply chain, the effects of workforce stoppages and other labor-related shortfalls, the availability of raw materials, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided. Refer to "Segment Operating Results" in this section for activity within each segment.

The following table reconciles operating income to segment operating income:

	Three Months Ended March 31
			2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent
Operating income	$161	$154	$7	5%
Operating FAS/CAS Adjustment	10	17	(7)	(41)%
Non-current state income taxes	—	(1)	1	100%
Segment operating income	$171	$170	$1	1%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended March 31
			2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent
FAS benefit	$25	$16	$9	56%
CAS cost	13	11	2	18%
FAS/CAS Adjustment	38	27	11	41%
Non-operating retirement benefit	(48)	(44)	(4)	(9)%
Operating FAS/CAS Adjustment expense	$(10)	$(17)	$7	41%

The Operating FAS/CAS Adjustment was a net expense of $10 million and $17 million for the three months ended March 31, 2025 and 2024, respectively. The favorable change in the Operating FAS/CAS Adjustment was primarily driven by higher interest rates under FAS.

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

Non-current state income tax expense for the three months ended March 31, 2025 was less than $1 million, compared to non-current state income tax benefit of $1 million for the three months ended March 31, 2024. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures and the timing of long-term contract income for tax purposes.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended March 31
			2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent
Sales and Service Revenues
Ingalls	$637	$655	$(18)	(3)%
Newport News	1,396	1,434	(38)	(3)%
Mission Technologies	735	750	(15)	(2)%
Intersegment eliminations	(34)	(34)	—	—%
Sales and service revenues	$2,734	$2,805	$(71)	(3)%
Operating Income
Ingalls	$46	$60	$(14)	(23)%
Newport News	85	82	3	4%
Mission Technologies	40	28	12	43%
Segment operating income	171	170	1	1%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(10)	(17)	7	41%
Non-current state income taxes	—	1	(1)	(100)%
Operating income	$161	$154	$7	5%

Key Segment Financial Measures

Refer to "Consolidated Operating Results" in this section for details related to sales and service revenues and segment operating income.

Net Cumulative Catch-up Revenue Adjustments by Segment

For the three months ended March 31, 2025 and 2024, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended March 31

($ in millions)	2025	2024
Ingalls	$—	$13
Newport News	(6)	(12)
Mission Technologies	6	1
Net adjustments	$—	$2

For the three months ended March 31, 2025, cumulative catch-up revenue adjustments netted to zero, and did not have an effect on operating income. The Company’s Newport News segment continues to experience performance challenges in the construction of aircraft carriers and Virginia class (SSN 774) submarines. For the three months ended March 31, 2025, cumulative catch-up revenue adjustments included significant unfavorable performance adjustments on the construction of Enterprise (CVN 80) and Virginia class (SSN 774) submarines, which were offset by contract incentives.

See Note 7: Revenue and "Consolidated Operating Results" in this section for additional information on our net cumulative catch-up revenue adjustments.

Ingalls

	Three Months Ended March 31
			2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent
Sales and service revenues	$637	$655	$(18)	(3)%
Segment operating income	46	60	(14)	(23)%
As a percentage of segment sales	7.2%	9.2%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended March 31, 2025, decreased $18 million, or 3%, from the same period in 2024, primarily driven by lower volumes in amphibious assault ships.

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2025, was $46 million, compared to segment operating income of $60 million for the same period in 2024. The decrease was primarily driven by lower performance on amphibious assault ships.

Newport News

	Three Months Ended March 31
			2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent
Sales and service revenues	$1,396	$1,434	$(38)	(3)%
Segment operating income	85	82	3	4%
As a percentage of segment sales	6.1%	5.7%

The Company’s Newport News segment continues to experience performance challenges in the construction of aircraft carriers and the Virginia class (SSN 774) submarine program.

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended March 31, 2025, decreased $38 million, or 3%, from the same period in 2024, primarily driven by lower volumes in aircraft carriers and naval nuclear support services, partially offset by higher volumes in the Columbia class (SSBN 826) submarine program.

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2025, was $85 million, compared to segment operating income of $82 million for the same period in 2024. The increase was primarily driven by contract incentives on the Virginia class (SSN 774) submarine program and higher volumes on the Columbia class (SSBN 826) submarine program, partially offset by lower performance on aircraft carrier construction.

Mission Technologies

	Three Months Ended March 31
			2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent
Sales and service revenues	$735	$750	$(15)	(2)%
Segment operating income	40	28	12	43%
As a percentage of segment sales	5.4%	3.7%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended March 31, 2025, decreased $15 million, or 2%, from the same period in 2024, primarily due to lower volumes in C5ISR, partially offset by higher volumes in cyber, electronic warfare & space.

Segment Operating Income

Mission Technologies segment operating income for the three months ended March 31, 2025, was $40 million, compared to segment operating income of $28 million for the same period in 2024. The increase was primarily driven by higher performance in cyber, electronic warfare & space and uncrewed systems.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following table presents segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended March 31		2025 vs. 2024		Three Months Ended March 31		2025 vs. 2024
Segment Information	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Ingalls
Product	$526	$586	$(60)	(10)%	$452	$491	$(39)	(8)%
Service	107	67	40	60%	90	58	32	55%
Intersegment	4	2	2	100%	4	2	2	100%
Total Ingalls	637	655	(18)	(3)%	546	551	(5)	(1)%
Newport News
Product	1,160	1,176	(16)	(1)%	971	1,001	(30)	(3)%
Service	236	257	(21)	(8)%	193	212	(19)	(9)%
Intersegment	—	1	(1)	(100)%	—	1	(1)	(100)%
Total Newport News	1,396	1,434	(38)	(3)%	1,164	1,214	(50)	(4)%
Mission Technologies
Product	27	25	2	8%	20	31	(11)	(35)%
Service	678	694	(16)	(2)%	604	620	(16)	(3)%
Intersegment	30	31	(1)	(3)%	30	31	(1)	(3)%
Total Mission Technologies	735	750	(15)	(2)%	654	682	(28)	(4)%
Segment Totals
Product	$1,713	$1,787	$(74)	(4)%	$1,443	$1,523	$(80)	(5)%
Service	1,021	1,018	3	—%	887	890	(3)	—%
Total Segment[1]	$2,734	$2,805	$(71)	(3)%	$2,330	$2,413	$(83)	(3)%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended March 31, 2025, decreased $74 million, or 4%, from the same period in 2024, primarily due to lower volumes in surface combatants and amphibious assault ships at Ingalls, and lower volumes in aircraft carriers, partially offset by higher volumes in the Columbia class (SSBN 826) submarine program at Newport News.

Segment cost of product sales for the three months ended March 31, 2025, decreased $80 million, or 5%, compared with the same period in 2024, primarily due to lower volumes described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended March 31, 2025, increased $3 million from the same period in 2024, primarily as a result of higher volumes in surface combatant services at Ingalls, and higher volumes in cyber, electronic warfare & space at Mission Technologies, partially offset by lower volumes in naval nuclear support services at Newport News, and lower volumes in C5ISR at Mission Technologies.

Segment cost of service revenues for the three months ended March 31, 2025, decreased $3 million compared with the same period in 2024, primarily as a result of lower volumes in naval nuclear support service at Newport News, and lower volumes in C5ISR at Mission Technologies, partially offset by higher volumes in cyber, electronic warfare & space at Mission Technologies and higher volumes in surface combatant services at Ingalls.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended March 31, 2025, was $28 million, compared with $21 million for the same period in 2024. The increase in interest expense for the three months ended March 31, 2025, was driven by an increase in outstanding long-term debt from the prior year period.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three months ended March 31, 2025, the non-operating retirement benefit was $48 million, compared with $44 million for the same period in 2024. The increase in the non-operating retirement benefit was primarily driven by the amortization of net actuarial costs.

Other, Net

Other, net income for the three months ended March 31, 2025, was $6 million, compared with other, net income of $7 million for the same period in 2024.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended March 31, 2025 and 2024, were 20.3% and 16.8%, respectively. The higher effective tax rate for the three months ended March 31, 2025, was primarily attributable to excess tax benefits recognized on stock-based compensation recorded in the prior period.

For the three months ended March 31, 2025, our effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to research and development tax credits for the current period.

BACKLOG

Total backlog as of March 31, 2025, and December 31, 2024, was $48.0 billion and $48.7 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded indefinite delivery/indefinite quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer as of March 31, 2025 and December 31, 2024, respectively.

The following table presents funded and unfunded backlog by segment as of March 31, 2025, and December 31, 2024:

	March 31, 2025			December 31, 2024
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$12,993	$2,407	$15,400	$13,519	$2,333	$15,852
Newport News	12,827	13,880	26,707	12,079	14,666	26,745
Mission Technologies	1,866	4,075	5,941	1,824	4,292	6,116
Total backlog	$27,686	$20,362	$48,048	$27,422	$21,291	$48,713

We expect approximately 22% of the $48.7 billion total backlog as of December 31, 2024, to be converted into sales in 2025. U.S. Government orders comprised substantially all of the backlog as of March 31, 2025 and December 31, 2024.

Contract Awards

The value of new contract awards during the three months ended March 31, 2025, was approximately $2.1 billion, primarily driven by awards at Newport News.

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

The following table summarizes key components of cash flow provided by operating activities:

	Three Months Ended March 31		2025 vs. 2024

($ in millions)	2025	2024	Dollars
Net earnings	$149	$153	$(4)
Depreciation and amortization of purchased intangible assets	79	80	(1)
Other non-cash transactions, net	3	2	1
Stock-based compensation	24	14	10
Deferred income taxes	(11)	(17)	6
Gain on investments in marketable securities	(3)	(8)	5
Retiree benefits	(38)	(27)	(11)
Trade working capital increase	(598)	(399)	(199)
Net cash used in operating activities	$(395)	$(202)	$(193)
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the three months ended March 31, 2025 and 2024, as classified in our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2025, was $395 million, compared with cash used in operating activities of $202 million for the same period in 2024. The change in operating cash flow was primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning April 1, 2025, and beyond such 12-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025, was $199 million, compared to $71 million used in investing activities for the same period in 2024. The change in investing cash was primarily driven by the acquisition of W International.

For 2025, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% to 1.5% of annual revenues and our discretionary capital expenditures to be approximately 2.0% to 2.5% of annual revenues. Our capital expenditures are expected to increase due to investments to expand our shipbuilding capacity.
Financing Activities

Cash used in financing activities for the three months ended March 31, 2025, was $70 million, compared with $147 million used in financing activities for the same period in 2024. The change in cash used in financing activities was primarily due to a decrease of $62 million in common stock repurchases.

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

The following table reconciles net cash used in operating activities to free cash flow:

	Three Months Ended March 31		2025 vs. 2024

($ in millions)	2025	2024	Dollars
Net cash used in operating activities	$(395)	$(202)	$(193)
Less capital expenditures:
Capital expenditure additions	(67)	(75)	8
Grant proceeds for capital expenditures	—	3	(3)
Free cash flow	$(462)	$(274)	$(188)

Free cash flow for the three months ended March 31, 2025, decreased $188 million from the same period in 2024, primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines significant deficiencies exist in one or more such systems. As of March 31, 2025 and 2024, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2025, $12 million in letters of credit were issued but undrawn and $389 million of surety bonds were outstanding. As of March 31, 2025, we had no other significant off-balance sheet arrangements.

ACCOUNTING STANDARDS UPDATES

See Note 3: Accounting Standards Updates in Part I, Item 1 for further information.

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

•our dependence on the U.S. Government for substantially all of our business;
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

Additional factors include those described in our 2024 Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the SEC.

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.7 billion revolving credit facility and a $1.7 billion commercial paper program. As of March 31, 2025, we had no indebtedness outstanding under our revolving credit facility or our commercial paper program, and therefore had no interest rate risk with respect to these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2025. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We have provided information about legal proceedings in which we are involved in the unaudited condensed consolidated financial statements in Part I, Item 1, which is incorporated herein by reference. In addition to the matters disclosed in Part I, Item 1, we are a party to various investigations, lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such other matters will individually, or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims, and other legal proceedings, please see "Risk Factors" in Item 1A in the 2024 Annual Report on Form 10-K.

Consistent with the requirements of SEC Regulation S-K, Item 103, our threshold for disclosing any environmental legal proceeding involving a governmental authority is potential monetary sanctions that our management believes will exceed $1 million.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2024 Annual Report on Form 10–K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1,2]
January 1, 2025 to January 31, 2025	—	$—	—	$1,352.3
February 1, 2025 to February 28, 2025	—	—	—	1,352.3
March 1, 2025 to March 31, 2025	—	—	—	1,352.3
Total	—	$—	—	$1,352.3
1 From the stock repurchase program's inception through March 31, 2025, we have purchased 14,584,709 shares at an average price of $167.82 per share for a total of $2.4 billion.
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

Date:	May 1, 2025	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)