Form 10-Q
period 2025-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2025-07-31
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of July 25, 2025, 39,240,631 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2025	2024	2025	2024
Sales and service revenues
Product sales	$1,957	$1,926	$3,670	$3,713
Service revenues	1,125	1,051	2,146	2,069
Sales and service revenues	3,082	2,977	5,816	5,782
Cost of sales and service revenues
Cost of product sales	1,696	1,627	3,147	3,164
Cost of service revenues	991	918	1,880	1,811
Income from operating investments, net	8	11	21	23
Other income and gains, net	1	1	1	—
General and administrative expenses	241	255	487	487
Operating income	163	189	324	343
Other income (expense)
Interest expense	(28)	(24)	(56)	(45)
Non-operating retirement benefit	47	46	95	90
Other, net	6	5	12	12
Earnings before income taxes	188	216	375	400
Federal and foreign income tax expense	36	43	74	74
Net earnings	$152	$173	$301	$326

Basic earnings per share	$3.86	$4.38	$7.66	$8.25
Weighted-average common shares outstanding	39.4	39.5	39.3	39.5

Diluted earnings per share	$3.86	$4.38	$7.66	$8.25
Weighted-average diluted shares outstanding	39.4	39.5	39.3	39.5

Dividends declared per share	$1.35	$1.30	$2.70	$2.60

Net earnings from above	$152	$173	$301	$326
Other comprehensive income
Change in unamortized benefit plan costs	1	4	2	9
Tax expense for items of other comprehensive income	—	—	—	(2)
Other comprehensive income, net of tax	1	4	2	7
Comprehensive income	$153	$177	$303	$333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$343	$831
Accounts receivable, net of allowance for expected credit losses of $2 million as of 2025 and 2024	377	212
Contract assets	1,811	1,683
Inventoried costs	215	208
Income taxes receivable	153	204
Prepaid expenses and other current assets	74	90
Total current assets	2,973	3,228
Property, plant, and equipment, net of accumulated depreciation of $2,663 million as of 2025 and $2,583 million as of 2024	3,576	3,450
Operating lease assets	242	239
Goodwill	2,651	2,618
Other intangible assets, net of accumulated amortization of $1,170 million as of 2025 and $1,118 million as of 2024	746	782
Pension plan assets	1,492	1,422
Miscellaneous other assets	418	402
Total assets	$12,098	$12,141
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$650	$598
Accrued employees’ compensation	384	392
Current portion of long-term debt	3	503
Current portion of postretirement plan liabilities	124	124
Current portion of workers’ compensation liabilities	203	201
Contract liabilities	969	774
Other current liabilities	417	399
Total current liabilities	2,750	2,991
Long-term debt	2,700	2,700
Pension plan liabilities	142	142
Other postretirement plan liabilities	199	209
Workers’ compensation liabilities	449	443
Long-term operating lease liabilities	206	205
Deferred tax liabilities	359	378
Other long-term liabilities	411	407
Total liabilities	7,216	7,475
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,824,958 shares issued and 39,240,249 shares outstanding as of 2025, and 53,714,128 shares issued and 39,129,419 shares outstanding as of 2024	1	1
Additional paid-in capital	2,066	2,045
Retained earnings	5,290	5,097
Treasury stock	(2,449)	(2,449)
Accumulated other comprehensive loss	(26)	(28)
Total stockholders’ equity	4,882	4,666
Total liabilities and stockholders’ equity	$12,098	$12,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2025	2024
Operating Activities:
Net earnings	$301	$326
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	110	106
Amortization of purchased intangibles	52	54
Stock-based compensation	33	7
Deferred income taxes	(19)	(28)
Gain on investments in marketable securities	(10)	(11)
Other non-cash transactions, net	9	2
Change in
Accounts receivable	(165)	(239)
Contract assets	(128)	(157)
Inventoried costs	(7)	(12)
Prepaid expenses and other assets	57	(38)
Accounts payable and accruals	272	(164)
Retiree benefits	(77)	(57)
Net cash provided by (used in) operating activities	428	(211)
Investing Activities:
Capital expenditures
Capital expenditure additions	(163)	(165)
Grant proceeds for capital expenditures	3	3
Acquisitions of businesses	(133)	—
Other investing activities, net	2	—
Net cash used in investing activities	(291)	(162)
Financing Activities:
Repayment of long-term debt	(500)	(229)
Proceeds from revolving credit facility borrowings	—	42
Repayment of revolving credit facility borrowings	—	(42)
Net borrowings on commercial paper	—	440
Dividends paid	(106)	(102)
Repurchases of common stock	—	(127)
Employee taxes on certain share-based payment arrangements	(14)	(25)
Other financing activities, net	(5)	(3)
Net cash used in financing activities	(625)	(46)
Change in cash and cash equivalents	(488)	(419)
Cash and cash equivalents, beginning of period	831	430
Cash and cash equivalents, end of period	$343	$11
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$55	$157
Cash paid for interest	$42	$51
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$6	$9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2025 and 2024 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of March 31, 2024	$1	$2,038	$4,855	$(2,349)	$(419)	$4,126
Net earnings	—	—	173	—	—	173
Dividends declared ($1.30 per share)	—	—	(51)	—	—	(51)
Stock-based compensation	—	(9)	—	—	—	(9)
Other comprehensive income, net of tax	—	—	—	—	4	4
Treasury stock activity	—	—	—	(65)	—	(65)
Balance as of June 30, 2024	$1	$2,029	$4,977	$(2,414)	$(415)	$4,178

Balance as of March 31, 2025	$1	$2,057	$5,191	$(2,449)	$(27)	$4,773
Net earnings	—	—	152	—	—	152
Dividends declared ($1.35 per share)	—	—	(53)	—	—	(53)
Stock-based compensation	—	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance as of June 30, 2025	$1	$2,066	$5,290	$(2,449)	$(26)	$4,882

Six Months Ended June 30, 2025 and 2024 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2023	$1	$2,045	$4,755	$(2,286)	$(422)	$4,093
Net earnings	—	—	326	—	—	326
Dividends declared ($2.60 per share)	—	—	(102)	—	—	(102)
Stock-based compensation	—	(16)	(2)	—	—	(18)
Other comprehensive income, net of tax	—	—	—	—	7	7
Treasury stock activity	—	—	—	(128)	—	(128)
Balance as of June 30, 2024	$1	$2,029	$4,977	$(2,414)	$(415)	$4,178

Balance as of December 31, 2024	$1	$2,045	$5,097	$(2,449)	$(28)	$4,666
Net earnings	—	—	301	—	—	301
Dividends declared ($2.70 per share)	—	—	(106)	—	—	(106)
Stock-based compensation	—	21	(2)	—	—	19
Other comprehensive income, net of tax	—	—	—	—	2	2
Balance as of June 30, 2025	$1	$2,066	$5,290	$(2,449)	$(26)	$4,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Huntington Ingalls Industries, Inc. ("HII" or the "Company") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. HII is organized into three reportable segments: Ingalls Shipbuilding ("Ingalls"), Newport News Shipbuilding ("Newport News"), and Mission Technologies. For more than a century, the Company's Ingalls segment in Mississippi and Newport News segment in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making HII America's largest shipbuilder. The Mission Technologies segment develops integrated technology solutions and products that enable today's connected, all-domain force.

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $237 million and $233 million as of June 30, 2025, and December 31, 2024, respectively, and are presented within miscellaneous other assets on the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt, including the current portion of long-term debt and excluding finance lease liabilities, as of June 30, 2025, and December 31, 2024, were $2,690 million and $3,110 million, respectively. There was no current portion of long-term debt, excluding finance lease liabilities, as of June 30, 2025. The estimated fair value of the current portion of the Company's long-term debt, excluding finance lease liabilities, was $497 million as of December 31, 2024. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 of the fair value hierarchy.

Debt - On May 1, 2025, the Company repaid $500 million aggregate principal amount of its 3.844% senior notes upon their maturity. The repayment was funded using a combination of cash on hand and proceeds from the Company’s commercial paper program.

3. ACCOUNTING STANDARDS UPDATES

Recently Adopted Guidance

There were no new Accounting Standard Updates (“ASU”) adopted during the six months ended June 30, 2025 that had a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of June 30, 2025

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

4. ACQUISITIONS

In January 2025, the Company acquired substantially all of the assets of W International SC, LLC and Vivid Empire SC, LLC (collectively “W International”), a South Carolina-based complex metal fabricator specializing in the manufacture of shipbuilding structures, modules, and assemblies, for a purchase price of $133 million, subject to customary purchase price adjustments. The acquired manufacturing facility expands the Company’s shipbuilding capacity and operates within the Newport News segment. The transaction closed using cash on hand and qualifies as a business combination under FASB Accounting Standards Codification Topic 805 – "Business Combinations."

The Company recognized $33 million of goodwill, which includes expected synergies and the value of W International’s acquired workforce, all of which was allocated to the Newport News segment and is tax deductible. There have been no other changes to the Company’s goodwill since December 31, 2024.

The Company is in the process of completing its accounting for working capital and the income tax effects of the acquisition. The assets, liabilities, and results of operations of W International are not material to the Company’s consolidated financial position, results of operations, or cash flows.

5. STOCKHOLDERS' EQUITY

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the six months ended June 30, 2025, the Company did not repurchase any shares. For the six months ended June 30, 2024, the Company repurchased 473,438 shares at an aggregate cost of $128 million, including $1 million of accrued excise tax. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $106 million and $102 million for the six months ended June 30, 2025 and 2024, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $26 million and $28 million as of June 30, 2025, and December 31, 2024, respectively.

The changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2025 and 2024, were as follows:

($ in millions)	Benefit Plans	Total
Balance as of March 31, 2024	$(419)	$(419)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	4	4
Net current period other comprehensive income	4	4
Balance as of June 30, 2024	$(415)	$(415)

Balance as of March 31, 2025	$(27)	$(27)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	4	4
Amortization of net actuarial loss[1]	(3)	(3)
Net current period other comprehensive income	1	1
Balance as of June 30, 2025	$(26)	$(26)

($ in millions)	Benefit Plans	Total
Balance as of December 31, 2023	$(422)	$(422)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	7	7
Amortization of net actuarial loss[1]	2	2
Tax expense for items of other comprehensive income	(2)	(2)
Net current period other comprehensive income	7	7
Balance as of June 30, 2024	$(415)	$(415)

Balance as of December 31, 2024	$(28)	$(28)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	8	8
Amortization of net actuarial loss[1]	(6)	(6)
Net current period other comprehensive income	2	2
Balance as of June 30, 2025	$(26)	$(26)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 12: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for each of the three months ended June 30, 2025 and 2024, was less than $1 million. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024, was less than $1 million and $2 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2025	2024	2025	2024
Net earnings	$152	$173	$301	$326

Weighted-average common shares outstanding	39.4	39.5	39.3	39.5
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	39.4	39.5	39.3	39.5

Earnings per share - basic	$3.86	$4.38	$7.66	$8.25
Earnings per share - diluted	$3.86	$4.38	$7.66	$8.25

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the three and six months ended June 30, 2025 and 2024, 0.1 million and 0.2 million Restricted Stock Rights ("RSRs") for the three and six months ended June 30, 2025, respectively, and 0.1 million RSRs for each of the three and six months ended June 30, 2024.

7. REVENUE

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis:

	Three Months Ended June 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$610	$1,319	$28	$—	$1,957
Service revenues	111	283	731	—	1,125
Intersegment	3	1	32	(36)	—
Sales and service revenues	$724	$1,603	$791	$(36)	$3,082
Customer Type
Federal	$721	$1,601	$756	$—	$3,078
Commercial	—	1	2	—	3
State and local government agencies	—	—	1	—	1
Intersegment	3	1	32	(36)	—
Sales and service revenues	$724	$1,603	$791	$(36)	$3,082
Contract Type
Firm fixed-price	$5	$2	$104	$—	$111
Fixed-price incentive	605	808	1	—	1,414
Cost-type	111	792	619	—	1,522
Time and materials	—	—	35	—	35
Intersegment	3	1	32	(36)	—
Sales and service revenues	$724	$1,603	$791	$(36)	$3,082

	Three Months Ended June 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$631	$1,263	$32	$—	$1,926
Service revenues	80	271	700	—	1,051
Intersegment	1	1	33	(35)	—
Sales and service revenues	$712	$1,535	$765	$(35)	$2,977
Customer Type
Federal	$711	$1,533	$730	$—	$2,974
Commercial	—	1	1	—	2
State and local government agencies	—	—	1	—	1
Intersegment	1	1	33	(35)	—
Sales and service revenues	$712	$1,535	$765	$(35)	$2,977
Contract Type
Firm fixed-price	$1	$2	$85	$—	$88
Fixed-price incentive	630	812	3	—	1,445
Cost-type	80	720	599	—	1,399
Time and materials	—	—	45	—	45
Intersegment	1	1	33	(35)	—
Sales and service revenues	$712	$1,535	$765	$(35)	$2,977

	Six Months Ended June 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,136	$2,479	$55	$—	$3,670
Service revenues	218	519	1,409	—	2,146
Intersegment	7	1	62	(70)	—
Sales and service revenues	$1,361	$2,999	$1,526	$(70)	$5,816
Customer Type
Federal	$1,354	$2,997	$1,457	$—	$5,808
Commercial	—	1	6	—	7
State and local government agencies	—	—	1	—	1
Intersegment	7	1	62	(70)	—
Sales and service revenues	$1,361	$2,999	$1,526	$(70)	$5,816
Contract Type
Firm fixed-price	$5	$4	$201	$—	$210
Fixed-price incentive	1,131	1,574	3	—	2,708
Cost-type	218	1,419	1,188	—	2,825
Time and materials	—	1	72	—	73
Intersegment	7	1	62	(70)	—
Sales and service revenues	$1,361	$2,999	$1,526	$(70)	$5,816

	Six Months Ended June 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,217	$2,439	$57	$—	$3,713
Service revenues	147	528	1,394	—	2,069
Intersegment	3	2	64	(69)	—
Sales and service revenues	$1,367	$2,969	$1,515	$(69)	$5,782
Customer Type
Federal	$1,364	$2,966	$1,447	$—	$5,777
Commercial	—	1	3	—	4
State and local government agencies	—	—	1	—	1
Intersegment	3	2	64	(69)	—
Sales and service revenues	$1,367	$2,969	$1,515	$(69)	$5,782
Contract Type
Firm fixed-price	$2	$4	$167	$—	$173
Fixed-price incentive	1,216	1,600	5	—	2,821
Cost-type	146	1,363	1,192	—	2,701
Time and materials	—	—	87	—	87
Intersegment	3	2	64	(69)	—
Sales and service revenues	$1,367	$2,969	$1,515	$(69)	$5,782

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Major Programs
Amphibious assault ships	$324	$413	$656	$765
Surface combatants and coast guard cutters	397	297	696	597
Other	3	2	9	5
Total Ingalls	724	712	1,361	1,367
Aircraft carriers	794	831	1,552	1,623
Submarines	663	563	1,179	1,079
Other	146	141	268	267
Total Newport News	1,603	1,535	2,999	2,969
C5ISR; cyber, electronic warfare & space; live, virtual, and constructive training solutions	668	638	1,296	1,264
Other	123	127	230	251
Total Mission Technologies	791	765	1,526	1,515
Intersegment eliminations	(36)	(35)	(70)	(69)
Sales and service revenues	$3,082	$2,977	$5,816	$5,782

As of June 30, 2025, the Company had $56.9 billion of remaining performance obligations. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue through 2026, an additional 30% through 2028, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2025	2024	2025	2024
Effect on operating income	$(10)	$24	$(10)	$26
Effect on diluted earnings per share	$(0.20)	$0.48	$(0.20)	$0.51

For the three months ended June 30, 2025, cumulative catch-up revenue adjustments included a favorable adjustment of $32 million on the Arleigh Burke class (DDG 51) multi-year construction contract awarded in 2018 at the Company's Ingalls segment.

For the three months ended June 30, 2025, cumulative catch-up revenue adjustments included unfavorable adjustments of $42 million on the Enterprise (CVN 80) and Doris Miller (CVN 81) construction contract at the Company's Newport News segment and $20 million on the Bougainville (LHA 8) construction contract at the Company's Ingalls segment.

For the six months ended June 30, 2025, cumulative catch-up revenue adjustments included a favorable adjustment of $33 million on the Arleigh Burke class (DDG 51) multi-year construction contract awarded in 2018 at the Company's Ingalls segment.

For the six months ended June 30, 2025, cumulative catch-up revenue adjustments included an unfavorable adjustment of $43 million on the Enterprise (CVN 80) and Doris Miller (CVN 81) construction contract at the Company's Newport News segment.

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

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

($ in millions)	June 30, 2025	December 31, 2024
Contract assets	$1,811	$1,683
Contract liabilities	969	774
Net contract assets	$842	$909

The Company’s net contract assets decreased $67 million from December 31, 2024 to June 30, 2025, primarily as a result of the timing of billings across programs on certain U.S. Navy contracts. For the three and six months ended June 30, 2025, the Company recognized revenue of $52 million and $604 million, respectively, related to its contract liabilities as of December 31, 2024. For the three and six months ended June 30, 2024, the Company recognized revenue of $283 million and $924 million, respectively, related to its contract liabilities as of December 31, 2023.

8. SEGMENT INFORMATION

The following tables present the Company's operating results by segment:

	Three Months Ended June 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$610	$1,319	$28	$—	$1,957
Service Revenues	111	283	731	—	$1,125
Intersegment	3	1	32	(36)	$—
Total sales and service revenues	724	1,603	791	(36)	3,082
Segment Operating Income
Income from operating investments, net	—	—	8	—	8
Less:
Cost of sales and service revenues
Product	526	1,145	20	—	1,691
Service	100	234	656	—	990
Intersegment	3	1	32	(36)	—
Other segment items	41	141	55	—	237
Total segment operating income	$54	$82	$36	$—	172
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(6)
Non-current state income taxes					(3)
Total operating income					$163

	Three Months Ended June 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$631	$1,263	$32	$—	$1,926
Service Revenues	80	271	700	—	$1,051
Intersegment	1	1	33	(35)	$—
Total sales and service revenues	712	1,535	765	(35)	2,977
Segment Operating Income
Income from operating investments, net	—	—	11	—	11
Less:
Cost of sales and service revenues
Product	533	1,054	27	—	1,614
Service	67	225	624	—	916
Intersegment	1	1	33	(35)	—
Other segment items	55	144	56	—	255
Total segment operating income	$56	$111	$36	$—	203
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(15)
Non-current state income taxes					1
Total operating income					$189

	Six Months Ended June 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$1,136	$2,479	$55	$—	$3,670
Service Revenues	218	519	1,409	—	$2,146
Intersegment	7	1	62	(70)	$—
Total sales and service revenues	1,361	2,999	1,526	(70)	5,816
Segment Operating Income
Income from operating investments, net	—	—	21	—	21
Less:
Cost of sales and service revenues
Product	978	2,116	40	—	3,134
Service	190	427	1,260	—	1,877
Intersegment	7	1	62	(70)	—
Other segment items	86	288	109	—	483
Total segment operating income	$100	$167	$76	$—	343
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(16)
Non-current state income taxes					(3)
Total operating income					$324

	Six Months Ended June 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$1,217	$2,439	$57	$—	$3,713
Service Revenues	147	528	1,394	—	$2,069
Intersegment	3	2	64	(69)	$—
Total sales and service revenues	1,367	2,969	1,515	(69)	5,782
Segment Operating Income
Income from operating investments, net	—	—	23	—	23
Less:
Cost of sales and service revenues
Product	1,024	2,055	58	—	3,137
Service	125	437	1,244	—	1,806
Intersegment	3	2	64	(69)	—
Other segment items	99	282	108	—	489
Total segment operating income	$116	$193	$64	$—	373
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(32)
Non-current state income taxes					2
Total operating income					$343

Sales transactions between segments are generally recorded at cost.

Other segment items consists of general and administrative expenses and other income and gains, net.

The Operating FAS/CAS Adjustment represents the difference between the service cost component of the Company's pension and other postretirement benefit plan expense determined in accordance with GAAP ("FAS") and the Company's pension and other postretirement expense under U.S. Cost Accounting Standards ("CAS").

Other Financial Information

The following tables present the Company's capital expenditures, as presented to the chief operating decision maker, and depreciation and amortization by segment:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Capital Expenditures[1]
Ingalls	$16	$13	$30	$24
Newport News	74	70	123	126
Mission Technologies	1	3	2	5
Total segment capital expenditures	91	86	155	155
Corporate	2	4	5	7
Total capital expenditures	$93	$90	$160	$162
1 Net of grant proceeds for capital expenditures

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2025	2024	2025	2024
Depreciation and Amortization
Ingalls	$20	$19	$40	$38
Newport News	36	33	69	67
Mission Technologies	26	28	51	55
Total segment depreciation and amortization	82	80	160	160
Corporate	1	—	2	—
Total depreciation and amortization	$83	$80	$162	$160

Asset information by segment is not disclosed because it is not a key measure of performance used by the chief operating decision maker.

9. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended June 30, 2025 and 2024, were comparable at 19.1% and 19.9%, respectively. For the six months ended June 30, 2025 and 2024, the Company's effective income tax rates on earnings from operations were 19.7% and 18.5%, respectively. The higher effective tax rate for the six months ended June 30, 2025, was primarily attributable to excess tax benefits recognized on stock-based compensation recorded in the prior period.

For the three and six months ended June 30, 2025, the Company’s effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to research and development tax credits for the current periods.

The Company's unrecognized tax benefits increased by $3 million and $6 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $116 million. Assuming a sustainment of these tax positions, a reversal of $93 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2025, interest and penalties resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million and $3 million, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporations, including making certain business deductions permanent, such as bonus depreciation and immediate expensing of domestic research and development expenditures. In addition, the Act allows an acceleration of the deduction for the remaining unamortized domestic research and development expenditures capitalized during the 2022 through 2024 tax years. These unamortized expenditures can be deducted over one or two years. The Company expects the immediate expensing of domestic research expenditures retroactive to January 1, 2025, coupled with increased bonus depreciation and the acceleration of the deduction for previously capitalized domestic research expenditures, to decrease 2025 federal cash tax payments by $147 million. While the Company does not anticipate any material impacts to total tax expense or the effective tax rate, the Company is still evaluating provisions of the Act to determine the full effect on its financial position, results of operations, and cash flows.

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

Antitrust Complaint - In October 2023, a class action antitrust lawsuit was filed against the Company and other defendants in the U.S. District Court for the Eastern District of Virginia. The lawsuit names several HII companies, among other companies, as defendants. The named plaintiffs generally allege that the defendant companies have adhered to a “gentlemen’s agreement” that prohibits any defendant from actively recruiting naval engineers from other defendants. The complaint seeks class certification, treble damages, and any other relief to which the plaintiffs are entitled. The District Court dismissed the lawsuit against all defendants in April 2024. The Fourth Circuit Court of Appeals reversed the dismissal and remanded the case to the District Court for further proceedings. The Company cannot at this time predict or reasonably estimate the outcome of this matter.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the six months ended June 30, 2025 and 2024, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other - The Company is party to various other claims, arbitrations, investigations, and other legal proceedings that arise in the ordinary course of business, including U.S. Government investigations and claims that could result in administrative, civil, or criminal proceedings involving the Company. The Company is a contractor with the U.S. Government, and such proceedings can therefore include False Claims Act allegations against the Company. Although, based on the information available to the Company to date, the Company believes that the resolution of these other claims, legal proceedings, and investigations will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, the Company cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

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

Environmental Matters - The estimated costs to complete environmental remediation are accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be reasonably estimated by management. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of June 30, 2025 and December 31, 2024, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

The Company’s environmental liability accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of June 30, 2025, the probable estimable future cost for environmental remediation is not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2025, the Company had $11 million in issued but undrawn letters of credit and $380 million of surety bonds outstanding.

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

Other Matters - The Company previously disclosed an issue regarding the degree of corrosion of certain steel plates used to fabricate Friedman (NSC 11). During the second quarter of 2025, the Company reached an agreement with the customer to resolve the matter. The resolution of the matter did not have a material impact to the Company's consolidated financial position, results of operations, or cash flows.

Collective Bargaining Agreements - Of the Company's approximately 44,000 employees, 45% are covered by a total of nine collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in February 2030, December 2030 and April 2031. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2026. Approximately 15 Mission Technologies employees in Klamath Falls, Oregon are covered by one collective bargaining agreement that expires in June 2029.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$21	$27	$1	$2	$43	$54	$2	$3
Interest cost	84	81	5	4	168	161	9	9
Expected return on plan assets	(137)	(135)	—	—	(274)	(269)	—	—
Amortization of prior service cost (credit)	4	4	—	—	8	8	—	(1)
Amortization of net actuarial loss (gain)	—	4	(3)	(4)	—	9	(6)	(7)
Net periodic benefit (income) cost	$(28)	$(19)	$3	$2	$(55)	$(37)	$5	$4

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30
($ in millions)	2025	2024
Pension plans
Discretionary
Qualified	$—	$—
Non-qualified	7	6
Other benefit plans	21	18
Total contributions	$28	$24

As of June 30, 2025, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2025.

13. STOCK COMPENSATION PLANS

During the six months ended June 30, 2025 and 2024, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2025, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $168.81. These rights are subject to cliff vesting on December 31, 2027. For the six months ended June 30, 2024, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $288.33. These rights are subject to cliff vesting on December 31, 2026. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the six months ended June 30, 2025, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $168.92. For the six months ended June 30, 2024, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $288.26. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. For the six months ended June 30, 2025, the Company granted approximately 1,300 retention RSRs at a weighted average share price of $189.38, with cliff vesting one to two years from the grant date. For the six months ended June 30, 2024, the Company granted approximately 1,200 retention RSRs at a weighted average share price of $288.53, with cliff vesting one to two years from the grant date.

The Company also received transfers of stock awards from employees in satisfaction of tax withholding obligations associated with the vesting of stock awards during the period. Because the stock awards are surrendered in lieu of payments of cash to settle tax obligations and the stock is not issued, the Company does not account for these transfers as treasury stock.

Stock award activity for the six months ended June 30, 2025, and 2024, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	535	$189.98	1.0 year
Granted	166	287.48
Adjusted due to performance	56	287.48
Vested	(201)	180.78
Forfeited	(6)	213.31
Outstanding at June 30, 2024	550	$221.69	1.2 years

Outstanding at December 31, 2024	550	$221.59	1.0 year
Granted	305	169.37
Adjusted due to performance	18	169.37
Vested	(192)	215.26
Forfeited	(24)	224.25
Outstanding at June 30, 2025	657	$198.68	1.3 years

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

Defense Spending Environment – The federal government is operating under the Full-Year Continuing Appropriations and Extensions Act, 2025, signed into law March 15, 2025. This marks the first time the DoD has operated under a Continuing Resolution ("CR") for a full fiscal year. While unprecedented, exceptions were made to the Navy Shipbuilding and Conversion account in the full-year CR to provide the necessary authorities and funding for program execution.

The fiscal year 2026 budget process is unique. As proposed, the first budget submission of Donald Trump’s second Administration requested two Congressional bills to be passed — a base annual appropriations bill and a budget reconciliation bill. For fiscal year 2026, the Administration recommends a National Defense budget of $1.01 trillion, of which $961.6 billion is specific to the Pentagon and consists of $848.3 billion for the Pentagon’s annual discretionary budget and $113.3 billion for the Pentagon in mandatory funding via Congressional reconciliation. On May 2, 2025, the Administration released the President's topline recommendations on discretionary funding levels for fiscal year 2026, followed by detailed budget justification documents in June. The Department of the Navy requested $248.9 billion in the base budget and $43.3 billion in reconciliation funds. Included in the Navy's proposed fiscal year 2026 budget is $47.4 billion for shipbuilding — $20.9 billion in the base budget request and $26.5 billion in reconciliation funding. The proposed budget relies on reconciliation funding to fund 14 of 17 battle force ships requested.

Combined, the base budget and reconciliation budget reflect continued investment in shipbuilding. The Navy’s fiscal year 2026 base discretionary budget request seeks one Columbia class (SSBN 826) ballistic missile submarine, one

Virginia class (SSN 774) fast attack submarine and one ocean surveillance ship. The budget reconciliation bill, known as the One Big Beautiful Bill Act (the "Act"), was signed into law on July 4, 2025 and includes more than $29 billion for Shipbuilding and the Maritime Industrial Base. The Act funds one Virginia class (SSN 774) fast attack submarine, two Arleigh Burke class (DDG 51) guided-missile destroyers, nine Landing Ship Mediums and two John Lewis class (T-AO 205) fleet oilers. Funding is also provided for amphibious warfare ships and unmanned surface vessels.

Lawmakers proceeded with consideration of the fiscal year 2026 budget request for the Federal government, while simultaneously considering the reconciliation bill. On July 18, 2025, the House approved its Fiscal Year 2026 Defense Appropriations Bill which was developed to complement the defense investments in the reconciliation bill. For the shipbuilding account, the House appropriation bill provides $36.9 billion in base discretionary funding, including six battle force ships: one Columbia class (SSBN 826) ballistic missile submarine, two Virginia class (SSN 774) fast attack submarines, two Arleigh Burke class (DDG 51) guided missile destroyers, and one T-AGOS SURTASS ship for antisubmarine warfare. Additionally, the House appropriations bill includes $1.5 billion for the Maritime Industrial Base to invest in critical areas including supplier capacity and capability, strategic outsourcing, workforce training, and technology, and infrastructure; $1.6 billion for productivity enhancements to improve shipbuilder capability, capacity, and efficiency at the private nuclear shipyards; and $521 million for wage enhancements at the private nuclear shipyards. The timing of Senate Appropriations Committee action remains uncertain.

Both the Senate Armed Services Committee ("SASC") and the House Armed Services Committee ("HASC") approved their respective versions of the fiscal year 2026 National Defense Authorization Act ("NDAA") legislation in July.

The SASC authorization bill supports a total of $925 billion in fiscal year 2026 funding for national defense, including $878.7 billion for the Defense Department, $35.2 billion for defense programs within the Department of Energy, and $11.1 billion for defense spending outside the jurisdiction of the NDAA. Language is included in the bill that authorizes the procurement of up to five Columbia class (SSBN 826) ballistic missile submarines and supports amphibious warship production by reinforcing the statutory requirement for 31 amphibious ships. Additional funding is authorized for Virginia class (SSN 774) submarines and Arleigh Burke class (DDG 51) destroyers.

In addition to the Virginia class (SSN 774) submarine and two Arleigh Burke class (DDG 51) destroyers provided for by reconciliation, the HASC bill authorizes the procurement of the third Columbia class (SSBN 826) submarine and additional funding for Virginia class (SSN 774) submarines. Additionally, the HASC bill supports the authorization of advance procurement for future Columbia class (SSBN 826) submarines, additional funding for Virginia class (SSN 774) submarines, as well as completion of prior year ships including aircraft carriers and Virginia class (SSN 774) submarines.

We cannot predict the outcome of the fiscal year 2026 budget process or if short-term funding will be made available if annual appropriations measures are not finalized by the start of the new fiscal year on October 1, 2025.

Global Geopolitical and Economic Environment – The global geopolitical and economic environment continues to be impacted by uncertainty, heightened geopolitical tensions, and instability. Geopolitical relationships continue to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability. These global threats persist across all domains, from undersea to space to cyber, and the global market for defense products, services, and solutions is driven by these complex and evolving security challenges. Our current operating environment exists in the broader context of political and socioeconomic priorities and reflects, among other things, the continued impact of and uncertainty surrounding geopolitical tensions, financial market volatility, inflation, trade policy, and a challenging labor market.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2024 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Retirement related benefit plans; and

•Workers' compensation.

As of June 30, 2025, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2024.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended June 30				Six Months Ended June 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and service revenues	$3,082	$2,977	$105	4%	$5,816	$5,782	$34	1%
Cost of product sales and service revenues	2,687	2,545	142	6%	5,027	4,975	52	1%
Income from operating investments, net	8	11	(3)	(27)%	21	23	(2)	(9)%
Other income and gains, net	1	1	—	—%	1	—	1	—%
General and administrative expenses	241	255	(14)	(5)%	487	487	—	—%
Operating income	163	189	(26)	(14)%	324	343	(19)	(6)%
Other income (expense)
Interest expense	(28)	(24)	(4)	(17)%	(56)	(45)	(11)	(24)%
Non-operating retirement benefit	47	46	1	2%	95	90	5	6%
Other, net	6	5	1	20%	12	12	—	—%
Federal and foreign income taxes	36	43	(7)	(16)%	74	74	—	—%
Net earnings	$152	$173	$(21)	(12)%	$301	$326	$(25)	(8)%

Operating Performance Assessment and Reporting

We manage and assess the performance of our business based on our performance on individual contracts and programs using the financial measures referred to below, with consideration given to the Critical Accounting Policies, Estimates, and Judgments referred to in this section. Our portfolio of long-term contracts is largely flexibly-priced. Therefore, sales tend to fluctuate in concert with costs across our large portfolio of active contracts, with operating income being a critical measure of operating performance. Under the Federal Acquisition Regulation rules that govern our business with the U.S. Government, most types of costs are allowable, and we do not focus on individual cost groupings, such as cost of sales or general and administrative expenses, as much as we do on total contract costs, which are a key factor in determining contract operating income. As a result, in evaluating our operating performance, we look primarily at changes in sales and service revenues, as well as operating income, including the effects of significant changes in operating income as a result of changes in contract financial estimates and the use of the cumulative catch-up method of accounting in accordance with GAAP. This approach is consistent with the long-term life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance in a similar manner through contract completion. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing our business.

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

Sales and service revenues for the three months ended June 30, 2025, increased $105 million, or 4%, compared to the same period in 2024, primarily due to higher volumes at Newport News, Mission Technologies, and Ingalls. Sales and service revenues for the six months ended June 30, 2025, increased $34 million, or 1%, compared to the same period in 2024, primarily due to higher volumes at Newport News and Mission Technologies, partially offset by lower volumes at Ingalls.

Net Cumulative Catch-up Revenue Adjustments

For the three and six months ended June 30, 2025 and 2024, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended June 30		Six Months Ended June 30

($ in millions)	2025	2024	2025	2024
Gross favorable adjustments	$138	$83	$218	$138
Gross unfavorable adjustments	(148)	(59)	(228)	(112)
Net adjustments	$(10)	$24	$(10)	$26

See Note 7: Revenue and "Segment Operating Results" in this section for additional information on our net cumulative catch-up revenue adjustments.

Cost of Product Sales and Service Revenues

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

General and administrative expenses for the three months ended June 30, 2025, decreased $14 million from the same period in 2024, primarily due to lower overhead costs. General and administrative expenses for the six months ended June 30, 2025, remained consistent with the same period in 2024.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended June 30				Six Months Ended June 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Operating income	$163	$189	$(26)	(14)%	$324	$343	$(19)	(6)%
Operating FAS/CAS Adjustment	6	15	(9)	(60)%	16	32	(16)	(50)%
Non-current state income taxes	3	(1)	4	400%	3	(2)	5	250%
Segment operating income	$172	$203	$(31)	(15)%	$343	$373	$(30)	(8)%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
FAS benefit	$25	$17	$8	47%	$50	$33	$17	52%
CAS cost	16	14	2	14%	29	25	4	16%
FAS/CAS Adjustment	41	31	10	32%	79	58	21	36%
Non-operating retirement benefit	(47)	(46)	(1)	(2)%	(95)	(90)	(5)	(6)%
Operating FAS/CAS Adjustment expense	$(6)	$(15)	$9	60%	$(16)	$(32)	$16	50%

The Operating FAS/CAS Adjustment was a net expense of $6 million and $15 million for the three months ended June 30, 2025 and 2024, respectively. The Operating FAS/CAS Adjustment was a net expense of $16 million and $32 million for the six months ended June 30, 2025 and 2024, respectively. The favorable change in the Operating FAS/CAS Adjustment for each period was primarily driven by higher interest rates under FAS.

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

Non-current state income tax expense was $3 million for the three months ended June 30, 2025, compared to a non-current state income tax benefit of $1 million for the three months ended June 30, 2024. The unfavorable change in non-current state income taxes for the three months ended June 30, 2025 was driven by an increase in deferred state income tax expense, primarily attributable to the timing of depreciation deductions for income tax purposes.

Non-current state income tax expense was $3 million for the six months ended June 30, 2025, compared to a non-current state income tax benefit of $2 million for the six months ended June 30, 2024. The unfavorable change in non-current state income taxes for the six months ended June 30, 2025 was driven by an increase in deferred state income tax expense, primarily attributable to the timing of depreciation deductions and the timing of long-term contract income for income tax purposes.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended June 30				Six Months Ended June 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and Service Revenues
Ingalls	$724	$712	$12	2%	$1,361	$1,367	$(6)	—%
Newport News	1,603	1,535	68	4%	2,999	2,969	30	1%
Mission Technologies	791	765	26	3%	1,526	1,515	11	1%
Intersegment eliminations	(36)	(35)	(1)	(3)%	(70)	(69)	(1)	(1)%
Sales and service revenues	$3,082	$2,977	$105	4%	$5,816	$5,782	$34	1%
Operating Income
Ingalls	$54	$56	$(2)	(4)%	$100	$116	$(16)	(14)%
Newport News	82	111	(29)	(26)%	167	193	(26)	(13)%
Mission Technologies	36	36	—	—%	76	64	12	19%
Segment operating income	172	203	(31)	(15)%	343	373	(30)	(8)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(6)	(15)	9	60%	(16)	(32)	16	50%
Non-current state income taxes	(3)	1	(4)	(400)%	(3)	2	(5)	(250)%
Operating income	$163	$189	$(26)	(14)%	$324	$343	$(19)	(6)%

Key Segment Financial Measures

Refer to "Consolidated Operating Results" in this section for details related to sales and service revenues and segment operating income.

Net Cumulative Catch-up Revenue Adjustments by Segment

For the three and six months ended June 30, 2025 and 2024, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended June 30		Six Months Ended June 30

($ in millions)	2025	2024	2025	2024
Ingalls	$4	$6	$4	$19
Newport News	(17)	10	(23)	(2)
Mission Technologies	3	8	9	9
Net adjustments	$(10)	$24	$(10)	$26

See Note 7: Revenue and "Consolidated Operating Results" in this section for additional information on our net cumulative catch-up revenue adjustments.

Ingalls

	Three Months Ended June 30				Six Months Ended June 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and service revenues	$724	$712	$12	2%	$1,361	$1,367	$(6)	—%
Segment operating income	54	56	(2)	(4)%	100	116	(16)	(14)%
As a percentage of segment sales	7.5%	7.9%			7.3%	8.5%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended June 30, 2025, increased $12 million, or 2%, from the same period in 2024, primarily driven by higher volumes in surface combatants, partially offset by lower volumes in amphibious assault ships.

Ingalls revenues, including intersegment sales, for the six months ended June 30, 2025, decreased $6 million from the same period in 2024, primarily driven by lower volumes in amphibious assault ships, partially offset by higher volumes in surface combatants.

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2025, was $54 million, compared to segment operating income of $56 million for the same period in 2024. The decrease was primarily driven by lower performance and lower contract incentives on amphibious assault ships, partially offset by contract adjustments in surface combatants.

Ingalls segment operating income for the six months ended June 30, 2025, was $100 million, compared to segment operating income of $116 million for the same period in 2024. The decrease was primarily driven by lower performance and lower contract incentives on amphibious assault ships, partially offset by contract adjustments in surface combatants.

Newport News

	Three Months Ended June 30				Six Months Ended June 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and service revenues	$1,603	$1,535	$68	4%	$2,999	$2,969	$30	1%
Segment operating income	82	111	(29)	(26)%	167	193	(26)	(13)%
As a percentage of segment sales	5.1%	7.2%			5.6%	6.5%

The Company’s Newport News segment continues to experience performance challenges in the construction of aircraft carriers and the Virginia class (SSN 774) submarine program.

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended June 30, 2025, increased $68 million, or 4%, from the same period in 2024, primarily driven by higher volumes in the Columbia class (SSBN 826) submarine program and the Virginia class (SSN 774) submarine program, partially offset by cumulative catch-up adjustments on aircraft carrier construction, and favorable contract adjustments and incentives in the second quarter of 2024 on the RCOH program.

Newport News revenues, including intersegment sales, for the six months ended June 30, 2025, increased $30 million, or 1%, from the same period in 2024, primarily driven by higher volumes in the Columbia class (SSBN 826) submarine program and the Virginia class (SSN 774) submarine program, partially offset by cumulative catch-up adjustments on aircraft carrier construction, and favorable contract adjustments and incentives in 2024 on the RCOH program.

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2025, was $82 million, compared to segment operating income of $111 million for the same period in 2024. The decrease was primarily driven by lower performance in the Virginia class (SSN 774) submarine program and aircraft carrier construction, as well as contract adjustments and incentives in the second quarter of 2024 on the RCOH program, partially offset by contract incentives on the Virginia class (SSN 774) submarine program and aircraft carrier construction, as well as higher risk retirement on the Columbia class (SSBN 826) submarine program.

Newport News segment operating income for the six months ended June 30, 2025, was $167 million, compared to segment operating income of $193 million for the same period in 2024. The decrease was primarily driven by lower performance in the Virginia class (SSN 774) submarine program and aircraft carrier construction, as well as contract adjustments and incentives in 2024 on the RCOH program, partially offset by contract incentives on the Virginia class (SSN 774) submarine program and aircraft carrier construction, as well as higher risk retirement on the Columbia class (SSBN 826) submarine program.

Mission Technologies

	Three Months Ended June 30				Six Months Ended June 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and service revenues	$791	$765	$26	3%	$1,526	$1,515	$11	1%
Segment operating income	36	36	—	—%	76	64	12	19%
As a percentage of segment sales	4.6%	4.7%			5.0%	4.2%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended June 30, 2025, increased $26 million, or 3%, from the same period in 2024, primarily due to higher volumes in C5ISR and live, virtual, and constructive training solutions.

Mission Technologies revenues, including intersegment sales, for the six months ended June 30, 2025, increased $11 million, or 1%, from the same period in 2024, primarily due to higher volumes in live, virtual, and constructive training solutions, cyber, electronic warfare & space, and uncrewed systems, partially offset by lower volumes in C5ISR and fleet sustainment.

Segment Operating Income

Mission Technologies segment operating income for the three months ended June 30, 2025, was consistent with the same period in 2024, as changes in contract mix offset the higher volumes described above.

Mission Technologies segment operating income for the six months ended June 30, 2025, was $76 million, compared to segment operating income of $64 million for the same period in 2024. The increase was primarily driven by the volumes mentioned above and lower purchased intangible amortization.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following tables present segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended June 30		2025 vs. 2024		Three Months Ended June 30		2025 vs. 2024
Segment Information	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Ingalls
Product	$610	$631	$(21)	(3)%	$526	$533	$(7)	(1)%
Service	111	80	31	39%	100	67	33	49%
Intersegment	3	1	2	200%	3	1	2	200%
Total Ingalls	724	712	12	2%	629	601	28	5%
Newport News
Product	1,319	1,263	56	4%	1,145	1,054	91	9%
Service	283	271	12	4%	234	225	9	4%
Intersegment	1	1	—	—%	1	1	—	—%
Total Newport News	1,603	1,535	68	4%	1,380	1,280	100	8%
Mission Technologies
Product	28	32	(4)	(13)%	20	27	(7)	(26)%
Service	731	700	31	4%	656	624	32	5%
Intersegment	32	33	(1)	(3)%	32	33	(1)	(3)%
Total Mission Technologies	791	765	26	3%	708	684	24	4%
Segment Totals
Product	$1,957	$1,926	$31	2%	$1,691	$1,614	$77	5%
Service	1,125	1,051	74	7%	990	916	74	8%
Total Segment[1]	$3,082	$2,977	$105	4%	$2,681	$2,530	$151	6%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Six Months Ended June 30		2025 vs. 2024		Six Months Ended June 30		2025 vs. 2024
Segment Information	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Ingalls
Product	$1,136	$1,217	$(81)	(7)%	$978	$1,024	$(46)	(4)%
Service	218	147	71	48%	190	125	65	52%
Intersegment	7	3	4	133%	7	3	4	133%
Total Ingalls	1,361	1,367	(6)	—%	1,175	1,152	23	2%
Newport News
Product	2,479	2,439	40	2%	2,116	2,055	61	3%
Service	519	528	(9)	(2)%	427	437	(10)	(2)%
Intersegment	1	2	(1)	(50)%	1	2	(1)	(50)%
Total Newport News	2,999	2,969	30	1%	2,544	2,494	50	2%
Mission Technologies
Product	55	57	(2)	(4)%	40	58	(18)	(31)%
Service	1,409	1,394	15	1%	1,260	1,244	16	1%
Intersegment	62	64	(2)	(3)%	62	64	(2)	(3)%
Total Mission Technologies	1,526	1,515	11	1%	1,362	1,366	(4)	—%
Segment Totals
Product	$3,670	$3,713	$(43)	(1)%	$3,134	$3,137	$(3)	—%
Service	2,146	2,069	77	4%	1,877	1,806	71	4%
Total Segment[1]	$5,816	$5,782	$34	1%	$5,011	$4,943	$68	1%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended June 30, 2025, increased $31 million, or 2%, from the same period in 2024, primarily due to higher volumes in the Columbia class (SSBN 826) submarine program and the Virginia class (SSN 774) submarine program at Newport News, and surface combatants at Ingalls, partially offset by cumulative catch-up adjustments on aircraft carrier construction and favorable contract adjustments and incentives in the second quarter of 2024 on the RCOH program at Newport News, as well as lower volumes in amphibious assault ships at Ingalls.

Segment cost of product sales for the three months ended June 30, 2025, increased $77 million, or 5%, compared with the same period in 2024, primarily due to the higher volumes described above.

Product sales for the six months ended June 30, 2025, decreased $43 million, or 1%, from the same period in 2024, primarily due to lower volumes in amphibious assault ships at Ingalls, as well as cumulative catch-up adjustments on aircraft carrier construction and favorable contract adjustments and incentives in 2024 on the RCOH program at Newport News, partially offset by higher volumes in the Columbia class (SSBN 826) submarine program and the Virginia class (SSN 774) submarine program at Newport News, and surface combatants at Ingalls.

Segment cost of product sales for the six months ended June 30, 2025, decreased $3 million compared with the same period in 2024, primarily due to the lower volumes described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended June 30, 2025, increased $74 million, or 7%, from the same period in 2024, primarily due to higher volumes in surface combatants at Ingalls, and live, virtual, and constructive training solutions and C5ISR at Mission Technologies.

Segment cost of service revenues for the three months ended June 30, 2025, increased $74 million, or 8%, compared with the same period in 2024, primarily due to the higher volumes described above.

Service revenues for the six months ended June 30, 2025, increased $77 million, or 4%, from the same period in 2024, primarily due to higher volumes in surface combatants at Ingalls, and live, virtual, and constructive training solutions and cyber, electronic warfare & space at Mission Technologies, partially offset by lower volumes in C5ISR and fleet sustainment at Mission Technologies.

Segment cost of service revenues for the six months ended June 30, 2025, increased $71 million, or 4%, compared with the same period in 2024, primarily due to the higher volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three and six months ended June 30, 2025, was $28 million and $56 million, respectively, compared with $24 million and $45 million, respectively, for the same periods in 2024. The increase in interest expense for both periods was driven by an increase in outstanding long-term debt compared to the prior year periods.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three and six months ended June 30, 2025, the non-operating retirement benefit was $47 million and $95 million, respectively, compared with $46 million and $90 million, respectively, for the same periods in 2024. The favorable change in the non-operating retirement benefit for both periods was primarily driven by the amortization of net actuarial costs.

Other, Net

Other, net income for the three and six months ended June 30, 2025, was $6 million and $12 million, respectively, compared with other, net income of $5 million and $12 million, respectively, for the same periods in 2024. For both periods, there were no individually significant drivers in other, net income.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended June 30, 2025 and 2024, were comparable at 19.1% and 19.9%, respectively. Our effective income tax rates on earnings from operations for the six months ended June 30, 2025 and 2024, were 19.7% and 18.5%, respectively. The higher effective tax rate for the six months ended June 30, 2025, was primarily attributable to excess tax benefits recognized on stock-based compensation recorded in the prior period.

For each of the three and six months ended June 30, 2025, our effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to research and development tax credits for the current periods.

BACKLOG

Total backlog as of June 30, 2025, and December 31, 2024, was $56.9 billion and $48.7 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded indefinite delivery/indefinite quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer as of June 30, 2025 and December 31, 2024, respectively.

The following table presents funded and unfunded backlog by segment as of June 30, 2025, and December 31, 2024:

	June 30, 2025			December 31, 2024
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$15,783	$3,308	$19,091	$13,519	$2,333	$15,852
Newport News	16,557	15,276	31,833	12,079	14,666	26,745
Mission Technologies	1,838	4,093	5,931	1,824	4,292	6,116
Total backlog	$34,178	$22,677	$56,855	$27,422	$21,291	$48,713

We expect approximately 22% of the $48.7 billion total backlog as of December 31, 2024, to be converted into sales in 2025. U.S. Government orders comprised substantially all of the backlog as of June 30, 2025 and December 31, 2024.

Contract Awards

The value of new contract awards during the six months ended June 30, 2025, was approximately $14.0 billion, primarily driven by awards at Newport News and Ingalls, inclusive of a contract modification for construction of two additional Block V Virginia-class submarines.

LIQUIDITY AND CAPITAL RESOURCES

We seek to efficiently convert operating results into cash for deployment in operating our businesses, implementing our business strategy, and maximizing stockholder value. We use various financial measures to inform our capital deployment strategy, including net cash provided by (used in) operating activities and free cash flow. We believe these measures are useful to investors in assessing our financial performance.

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended June 30		2025 vs. 2024

($ in millions)	2025	2024	Dollars
Net earnings	$301	$326	$(25)
Depreciation and amortization of purchased intangible assets	162	160	2
Stock-based compensation	33	7	26
Deferred income taxes	(19)	(28)	9
Gain on investments in marketable securities	(10)	(11)	1
Other non-cash transactions, net	9	2	7
Retiree benefits	(77)	(57)	(20)
Trade working capital decrease (increase)	29	(610)	639
Net cash provided by (used in) operating activities	$428	$(211)	$639
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the six months ended June 30, 2025 and 2024, as classified in our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025, was $428 million, compared with cash used in operating activities of $211 million for the same period in 2024. The change in operating cash flow was primarily due to a favorable change in trade working capital driven by the timing of billings across programs and lower payments for income taxes.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning July 1, 2025, and beyond such 12-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025, was $291 million, compared to $162 million used in investing activities for the same period in 2024. The change in investing cash was primarily driven by the acquisition of W International.

For 2025, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% to 1.5% of annual revenues and our discretionary capital expenditures to be approximately 2.0% to 2.5% of annual revenues. Our capital expenditures are expected to increase due to investments to expand our shipbuilding capacity.
Financing Activities

Cash used in financing activities for the six months ended June 30, 2025, was $625 million, compared with $46 million used in financing activities for the same period in 2024. The change in cash used in financing activities was primarily due to a $440 million decrease in proceeds from our commercial paper program and a $271 million increase in repayments of long term debt, partially offset by a decrease of $127 million in common stock repurchases.

Free Cash Flow

Free cash flow represents cash provided by (used in) operating activities less capital expenditures net of related grant proceeds. Free cash flow is not a measure recognized under GAAP. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, net earnings as a measure of our performance or net cash provided by (used in) operating activities as a measure of our liquidity. We believe free cash flow is an important liquidity measure for our investors because it provides them insight into our current and period-to-period performance and our ability to generate cash from continuing operations. We also use free cash flow as a key operating metric in assessing the performance of our business and as a key performance measure in evaluating management performance and determining incentive compensation. Free cash flow may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by (used in) operating activities to free cash flow:

	Six Months Ended June 30		2025 vs. 2024

($ in millions)	2025	2024	Dollars
Net cash provided by (used in) operating activities	$428	$(211)	$639
Less capital expenditures:
Capital expenditure additions	(163)	(165)	2
Grant proceeds for capital expenditures	3	3	—
Free cash flow	$268	$(373)	$641

Free cash flow for the six months ended June 30, 2025, increased $641 million from the same period in 2024, primarily due to a favorable change in trade working capital driven by the timing of billings across programs and lower payments for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines material weaknesses exist in one or more such systems. As of June 30, 2025 and 2024, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2025, $11 million in letters of credit were issued but undrawn and $380 million of surety bonds were outstanding. As of June 30, 2025, we had no other significant off-balance sheet arrangements.

ACCOUNTING STANDARDS UPDATES

See Note 3: Accounting Standards Updates in Part I, Item 1 for further information.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Statements in this Quarterly Report on Form 10-Q and in our other filings with the SEC, as well as other statements we may make from time to time, other than statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "guidance," "outlook," "predicts," "potential," "continue," and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance, or achievements. There are a number of important factors that could cause our actual results to differ materially from the results anticipated by our forward-looking statements, which include, but are not limited to:

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

Legend class National Security Cutter
Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. There were initially 11 ships planned for this program, of which the first ten ships have been delivered. In Q2 2025, we reached agreement with the U.S. Coast Guard to terminate production and delivery of the 11th ship.

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.7 billion revolving credit facility and a $1.7 billion commercial paper program. As of June 30, 2025, we had no indebtedness outstanding under our revolving credit facility or our commercial paper program, and therefore had no interest rate risk with respect to these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2025. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of June 30, 2025, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1,2]
April 1, 2025 to April 30, 2025	—	$—	—	$1,352.3
May 1, 2025 to May 31, 2025	—	—	—	1,352.3
June 1, 2025 to June 30, 2025	—	—	—	1,352.3
Total	—	$—	—	$1,352.3
1 From the stock repurchase program's inception through June 30, 2025, we have purchased 14,584,709 shares at an average price of $167.82 per share for a total of $2.4 billion.
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

Item 6. Exhibits

3.1
Restated Certificate of Incorporation of Huntington Ingalls Industries, Inc., dated April 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 5, 2025, File No. 001-34910).

3.2
Restated Bylaws of Huntington Ingalls Industries, Inc., dated April 30, 2025 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 5, 2025, File No. 001-34910).

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

Date:	July 31, 2025	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)