Form 10-Q
period 2025-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2025-10-30
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of October 24, 2025, 39,241,434 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2025	2024	2025	2024
Sales and service revenues
Product sales	$2,072	$1,761	$5,742	$5,474
Service revenues	1,120	988	3,266	3,057
Sales and service revenues	3,192	2,749	9,008	8,531
Cost of sales and service revenues
Cost of product sales	1,815	1,556	4,962	4,720
Cost of service revenues	983	871	2,863	2,682
Income from operating investments, net	12	12	33	35
Other income and gains, net	—	—	1	—
General and administrative expenses	245	252	732	739
Operating income	161	82	485	425
Other income (expense)
Interest expense	(23)	(23)	(79)	(68)
Non-operating retirement benefit	48	44	143	134
Other, net	18	9	30	21
Earnings before income taxes	204	112	579	512
Federal and foreign income tax expense	59	11	133	85
Net earnings	$145	$101	$446	$427

Basic earnings per share	$3.69	$2.56	$11.35	$10.81
Weighted-average common shares outstanding	39.3	39.5	39.3	39.5

Diluted earnings per share	$3.68	$2.56	$11.35	$10.81
Weighted-average diluted shares outstanding	39.4	39.5	39.3	39.5

Dividends declared per share	$1.35	$1.30	$4.05	$3.90

Net earnings from above	$145	$101	$446	$427
Other comprehensive income
Change in unamortized benefit plan costs	1	5	3	14
Tax expense for items of other comprehensive income	(1)	(2)	(1)	(4)
Other comprehensive income, net of tax	—	3	2	10
Comprehensive income	$145	$104	$448	$437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$312	$831
Accounts receivable, net of allowance for expected credit losses of $2 million as of 2025 and 2024	374	212
Contract assets	1,869	1,683
Inventoried costs	221	208
Income taxes receivable	227	204
Prepaid expenses and other current assets	75	90
Total current assets	3,078	3,228
Property, plant, and equipment, net of accumulated depreciation of $2,713 million as of 2025 and $2,583 million as of 2024	3,635	3,450
Operating lease assets	269	239
Goodwill	2,650	2,618
Other intangible assets, net of accumulated amortization of $1,196 million as of 2025 and $1,118 million as of 2024	720	782
Pension plan assets	1,526	1,422
Miscellaneous other assets	431	402
Total assets	$12,309	$12,141
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$680	$598
Accrued employees’ compensation	371	392
Current portion of long-term debt	—	503
Current portion of postretirement plan liabilities	124	124
Current portion of workers’ compensation liabilities	202	201
Contract liabilities	893	774
Other current liabilities	432	399
Total current liabilities	2,702	2,991
Long-term debt	2,698	2,700
Pension plan liabilities	142	142
Other postretirement plan liabilities	195	209
Workers’ compensation liabilities	451	443
Long-term operating lease liabilities	228	205
Deferred tax liabilities	501	378
Other long-term liabilities	408	407
Total liabilities	7,325	7,475
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,825,817 shares issued and 39,241,108 shares outstanding as of 2025, and 53,714,128 shares issued and 39,129,419 shares outstanding as of 2024	1	1
Additional paid-in capital	2,076	2,045
Retained earnings	5,382	5,097
Treasury stock	(2,449)	(2,449)
Accumulated other comprehensive loss	(26)	(28)
Total stockholders’ equity	4,984	4,666
Total liabilities and stockholders’ equity	$12,309	$12,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2025	2024
Operating Activities:
Net earnings	$446	$427
Adjustments to reconcile net cash provided by operating activities:
Depreciation	164	160
Amortization of purchased intangibles	78	82
Stock-based compensation	43	15
Deferred income taxes	121	(55)
Gain on investments in marketable securities	(28)	(22)
Other non-cash transactions, net	15	7
Change in
Accounts receivable	(162)	31
Contract assets	(186)	(177)
Inventoried costs	(13)	(19)
Prepaid expenses and other assets	(23)	(9)
Accounts payable and accruals	207	(354)
Retiree benefits	(116)	(84)
Net cash provided by operating activities	546	2
Investing Activities:
Capital expenditures
Capital expenditure additions	(268)	(253)
Grant proceeds for capital expenditures	6	14
Proceeds from sale of investments	5	—
Acquisitions of businesses	(132)	—
Other investing activities, net	2	1
Net cash used in investing activities	(387)	(238)
Financing Activities:
Repayment of long-term debt	(500)	(229)
Proceeds from revolving credit facility borrowings	—	42
Repayment of revolving credit facility borrowings	—	(42)
Net borrowings on commercial paper	—	396
Debt issuance costs	—	(7)
Dividends paid	(159)	(154)
Repurchases of common stock	—	(162)
Employee taxes on certain share-based payment arrangements	(14)	(25)
Other financing activities, net	(5)	(3)
Net cash used in financing activities	(678)	(184)
Change in cash and cash equivalents	(519)	(420)
Cash and cash equivalents, beginning of period	831	430
Cash and cash equivalents, end of period	$312	$10
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$71	$170
Cash paid for interest	$86	$66
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$7	$12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2025 and 2024 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of June 30, 2024	$1	$2,029	$4,977	$(2,414)	$(415)	$4,178
Net earnings	—	—	101	—	—	101
Dividends declared ($1.30 per share)	—	—	(52)	—	—	(52)
Stock-based compensation	—	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	—	3	3
Treasury stock activity	—	—	—	(35)	—	(35)
Balance as of September 30, 2024	$1	$2,037	$5,026	$(2,449)	$(412)	$4,203

Balance as of June 30, 2025	$1	$2,066	$5,290	$(2,449)	$(26)	$4,882
Net earnings	—	—	145	—	—	145
Dividends declared ($1.35 per share)	—	—	(53)	—	—	(53)
Stock-based compensation	—	10	—	—	—	10
Balance as of September 30, 2025	$1	$2,076	$5,382	$(2,449)	$(26)	$4,984

Nine Months Ended September 30, 2025 and 2024 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2023	$1	$2,045	$4,755	$(2,286)	$(422)	$4,093
Net earnings	—	—	427	—	—	427
Dividends declared ($3.90 per share)	—	—	(154)	—	—	(154)
Stock-based compensation	—	(8)	(2)	—	—	(10)
Other comprehensive income, net of tax	—	—	—	—	10	10
Treasury stock activity	—	—	—	(163)	—	(163)
Balance as of September 30, 2024	$1	$2,037	$5,026	$(2,449)	$(412)	$4,203

Balance as of December 31, 2024	$1	$2,045	$5,097	$(2,449)	$(28)	$4,666
Net earnings	—	—	446	—	—	446
Dividends declared ($4.05 per share)	—	—	(159)	—	—	(159)
Stock-based compensation	—	31	(2)	—	—	29
Other comprehensive income, net of tax	—	—	—	—	2	2
Balance as of September 30, 2025	$1	$2,076	$5,382	$(2,449)	$(26)	$4,984

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $249 million and $233 million as of September 30, 2025, and December 31, 2024, respectively, and are presented within miscellaneous other assets on the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair value of the Company's total long-term debt as of September 30, 2025 was $2,707 million. There was no current portion of long-term debt and no finance lease liabilities as of September 30, 2025. The estimated fair value of the Company's total long-term debt, including the current portion of long-term debt and excluding finance lease liabilities, as of December 31, 2024 was $3,110 million. The estimated fair value of the current portion of the Company's long-term debt, excluding finance lease liabilities, was $497 million as of December 31, 2024. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 of the fair value hierarchy.

Debt - On May 1, 2025, the Company repaid $500 million aggregate principal amount of its 3.844% senior notes upon their maturity. The repayment was funded using a combination of cash on hand and proceeds from the Company’s commercial paper program.

3. ACCOUNTING STANDARDS UPDATES

Recently Adopted Guidance

There were no new Accounting Standards Updates (“ASU”) adopted during the nine months ended September 30, 2025 that had a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2025

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Among other targeted improvements, the new guidance amends existing software cost capitalization guidance by removing all references to software project development stages and providing criteria that clarify the threshold for software cost capitalization to begin. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The new guidance may be applied on a prospective basis, retrospective basis, or modified basis for in-process projects. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

Other accounting pronouncements issued but not effective until after December 31, 2025, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS

In January 2025, the Company acquired substantially all of the assets of W International SC, LLC and Vivid Empire SC, LLC (collectively “W International”), a South Carolina-based complex metal fabricator specializing in the manufacture of shipbuilding structures, modules, and assemblies, for a purchase price of $132 million. The acquired manufacturing facility expands the Company’s shipbuilding capacity and operates within the Newport News segment. The transaction closed using cash on hand and qualifies as a business combination under FASB Accounting Standards Codification Topic 805 – "Business Combinations."

The Company recognized $32 million of goodwill, which includes expected synergies and the value of W International’s acquired workforce, all of which was allocated to the Newport News segment and is tax deductible. There have been no other changes to the Company's goodwill since December 31, 2024.

The assets, liabilities, and results of operations of W International are not material to the Company’s consolidated financial position, results of operations, or cash flows.

5. STOCKHOLDERS' EQUITY

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the nine months ended September 30, 2025, the Company did not repurchase any shares. For the nine months ended September 30, 2024, the Company repurchased 607,841 shares at an aggregate cost of

$163 million, including $1 million of accrued excise tax. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $159 million and $154 million for the nine months ended September 30, 2025 and 2024, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $26 million and $28 million as of September 30, 2025, and December 31, 2024, respectively.

The changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2025 and 2024, were as follows:

($ in millions)	Benefit Plans	Total
Balance as of June 30, 2024	$(415)	$(415)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	4	4
Amortization of net actuarial loss[1]	1	1
Tax expense for items of other comprehensive income	(2)	(2)
Net current period other comprehensive income	3	3
Balance as of September 30, 2024	$(412)	$(412)

Balance as of June 30, 2025	$(26)	$(26)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	3	3
Amortization of net actuarial loss[1]	(2)	(2)
Tax expense for items of other comprehensive income	(1)	(1)
Net current period other comprehensive income	—	—
Balance as of September 30, 2025	(26)	(26)

($ in millions)	Benefit Plans	Total
Balance as of December 31, 2023	$(422)	$(422)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	11	11
Amortization of net actuarial loss[1]	3	3
Tax expense for items of other comprehensive income	(4)	(4)
Net current period other comprehensive income	10	10
Balance as of September 30, 2024	$(412)	$(412)

Balance as of December 31, 2024	$(28)	$(28)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost[1]	11	11
Amortization of net actuarial loss[1]	(8)	(8)
Tax expense for items of other comprehensive income	(1)	(1)
Net current period other comprehensive income	2	2
Balance as of September 30, 2025	$(26)	$(26)
1 These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 12: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the three months ended

September 30, 2025 and 2024, was $1 million and $2 million, respectively. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2025 and 2024, was $1 million and $4 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2025	2024	2025	2024
Net earnings	$145	$101	$446	$427

Weighted-average common shares outstanding	39.3	39.5	39.3	39.5
Net dilutive effect of stock awards	0.1	—	—	—
Dilutive weighted-average common shares outstanding	39.4	39.5	39.3	39.5

Earnings per share - basic	$3.69	$2.56	$11.35	$10.81
Earnings per share - diluted	$3.68	$2.56	$11.35	$10.81

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the three and nine months ended September 30, 2025 and 2024 and 0.1 million Restricted Stock Rights ("RSRs") for each of the three and nine months ended September 30, 2025, and 2024.

7. REVENUE

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis:

	Three Months Ended September 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$697	$1,330	$45	$—	$2,072
Service revenues	128	287	705	—	1,120
Intersegment	3	—	37	(40)	—
Sales and service revenues	$828	$1,617	$787	$(40)	$3,192
Customer Type
Federal	$825	$1,617	$747	$—	$3,189
Commercial	—	—	3	—	3
Intersegment	3	—	37	(40)	—
Sales and service revenues	$828	$1,617	$787	$(40)	$3,192
Contract Type
Firm fixed-price	$6	$1	$96	$—	$103
Fixed-price incentive	692	819	1	—	1,512
Cost-type	127	797	618	—	1,542
Time and materials	—	—	35	—	35
Intersegment	3	—	37	(40)	—
Sales and service revenues	$828	$1,617	$787	$(40)	$3,192

	Three Months Ended September 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$569	$1,163	$29	$—	$1,761
Service revenues	93	249	646	—	988
Intersegment	2	—	34	(36)	—
Sales and service revenues	$664	$1,412	$709	$(36)	$2,749
Customer Type
Federal	$662	$1,412	$673	$—	$2,747
Commercial	—	—	2	—	2
Intersegment	2	—	34	(36)	—
Sales and service revenues	$664	$1,412	$709	$(36)	$2,749
Contract Type
Firm fixed-price	$—	$1	$83	$—	$84
Fixed-price incentive	568	753	3	—	1,324
Cost-type	94	658	543	—	1,295
Time and materials	—	—	46	—	46
Intersegment	2	—	34	(36)	—
Sales and service revenues	$664	$1,412	$709	$(36)	$2,749

	Nine Months Ended September 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,833	$3,809	$100	$—	$5,742
Service revenues	346	806	2,114	—	3,266
Intersegment	10	1	99	(110)	—
Sales and service revenues	$2,189	$4,616	$2,313	$(110)	$9,008
Customer Type
Federal	$2,179	$4,614	$2,204	$—	$8,997
Commercial	—	1	9	—	10
State and local government agencies	—	—	1	—	1
Intersegment	10	1	99	(110)	—
Sales and service revenues	$2,189	$4,616	$2,313	$(110)	$9,008
Contract Type
Firm fixed-price	$11	$5	$297	$—	$313
Fixed-price incentive	1,823	2,393	4	—	4,220
Cost-type	345	2,216	1,806	—	4,367
Time and materials	—	1	107	—	108
Intersegment	10	1	99	(110)	—
Sales and service revenues	$2,189	$4,616	$2,313	$(110)	$9,008

	Nine Months Ended September 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,786	$3,602	$86	$—	$5,474
Service revenues	240	777	2,040	—	3,057
Intersegment	5	2	98	(105)	—
Sales and service revenues	$2,031	$4,381	$2,224	$(105)	$8,531
Customer Type
Federal	$2,026	$4,378	$2,120	$—	$8,524
Commercial	—	1	5	—	6
State and local government agencies	—	—	1	—	1
Intersegment	5	2	98	(105)	—
Sales and service revenues	$2,031	$4,381	$2,224	$(105)	$8,531
Contract Type
Firm fixed-price	$2	$5	$250	$—	$257
Fixed-price incentive	1,784	2,353	8	—	4,145
Cost-type	240	2,021	1,735	—	3,996
Time and materials	—	—	133	—	133
Intersegment	5	2	98	(105)	—
Sales and service revenues	$2,031	$4,381	$2,224	$(105)	$8,531

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Major Programs
Amphibious assault ships	$375	$358	$1,031	$1,123
Surface combatants and coast guard cutters	448	304	1,144	901
Other	5	2	14	7
Total Ingalls	828	664	2,189	2,031
Aircraft carriers	854	768	2,406	2,391
Submarines	617	522	1,796	1,601
Other	146	122	414	389
Total Newport News	1,617	1,412	4,616	4,381
C5ISR; cyber, electronic warfare & space; live, virtual, and constructive training solutions	665	593	1,961	1,857
Other	122	116	352	367
Total Mission Technologies	787	709	2,313	2,224
Intersegment eliminations	(40)	(36)	(110)	(105)
Sales and service revenues	$3,192	$2,749	$9,008	$8,531

As of September 30, 2025, the Company had $55.7 billion of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue through 2026, an additional 30% through 2028, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions, except per share amounts)	2025	2024	2025	2024
Effect on operating income	$(3)	$(72)	$(13)	$(46)
Effect on diluted earnings per share	$(0.06)	$(1.42)	$(0.26)	$(0.91)

For the three and nine months ended September 30, 2025, no individual favorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

For the three and nine months ended September 30, 2025, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

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

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

($ in millions)	September 30, 2025	December 31, 2024
Contract assets	$1,869	$1,683
Contract liabilities	893	774
Net contract assets	$976	$909

The Company’s net contract assets increased $67 million from December 31, 2024 to September 30, 2025, primarily as a result of the timing of billings across programs on certain U.S. Navy contracts. For the three and nine months ended September 30, 2025, the Company recognized revenue of $11 million and $615 million, respectively, related to its contract liabilities as of December 31, 2024. For the three and nine months ended September 30, 2024, the Company recognized revenue of $6 million and $930 million, respectively, related to its contract liabilities as of December 31, 2023.

8. SEGMENT INFORMATION

The following tables present the Company's operating results by segment:

	Three Months Ended September 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$697	$1,330	$45	$—	$2,072
Service revenues	128	287	705	—	1,120
Intersegment	3	—	37	(40)	—
Total sales and service revenues	828	1,617	787	(40)	3,192
Segment Operating Income
Income from operating investments, net	—	—	12	—	12
Less:
Cost of sales and service revenues
Product	603	1,163	41	—	1,807
Service	112	244	626	—	982
Intersegment	3	—	37	(40)	—
Other segment items	45	130	61	—	236
Total segment operating income	$65	$80	$34	$—	179
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(9)
Non-current state income taxes					(9)
Total operating income					$161

	Three Months Ended September 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$569	$1,163	$29	$—	$1,761
Service revenues	93	249	646	—	988
Intersegment	2	—	34	(36)	—
Total sales and service revenues	664	1,412	709	(36)	2,749
Segment Operating Income
Income from operating investments, net	1	—	11	—	12
Less:
Cost of sales and service revenues
Product	485	1,036	22	—	1,543
Service	83	208	577	—	868
Intersegment	2	—	34	(36)	—
Other segment items	46	153	54	—	253
Total segment operating income	$49	$15	$33	$—	97
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(16)
Non-current state income taxes					1
Total operating income					$82

	Nine Months Ended September 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$1,833	$3,809	$100	$—	$5,742
Service revenues	346	806	2,114	—	3,266
Intersegment	10	1	99	(110)	—
Total sales and service revenues	2,189	4,616	2,313	(110)	9,008
Segment Operating Income
Income from operating investments, net	—	—	33	—	33
Less:
Cost of sales and service revenues
Product	1,581	3,279	81	—	4,941
Service	302	671	1,886	—	2,859
Intersegment	10	1	99	(110)	—
Other segment items	131	418	170	—	719
Total segment operating income	$165	$247	$110	$—	522
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(25)
Non-current state income taxes					(12)
Total operating income					$485

	Nine Months Ended September 30, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$1,786	$3,602	$86	$—	$5,474
Service revenues	240	777	2,040	—	3,057
Intersegment	5	2	98	(105)	—
Total sales and service revenues	2,031	4,381	2,224	(105)	8,531
Segment Operating Income
Income from operating investments, net	1	—	34	—	35
Less:
Cost of sales and service revenues
Product	1,509	3,091	80	—	4,680
Service	208	645	1,821	—	2,674
Intersegment	5	2	98	(105)	—
Other segment items	145	435	162	—	742
Total segment operating income	$165	$208	$97	$—	470
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(48)
Non-current state income taxes					3
Total operating income					$425

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

Other Financial Information

The following tables present the Company's capital expenditures, as presented to the chief operating decision maker, and depreciation and amortization by segment:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Capital Expenditures[1]
Ingalls	$19	$16	$49	$40
Newport News	80	55	203	181
Mission Technologies	2	6	4	11
Total segment capital expenditures	101	77	256	232
Corporate	1	—	6	7
Total capital expenditures	$102	$77	$262	$239
1 Net of grant proceeds for capital expenditures

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2025	2024	2025	2024
Depreciation and Amortization
Ingalls	$20	$20	$60	$58
Newport News	34	34	103	101
Mission Technologies	25	27	76	82
Total segment depreciation and amortization	79	81	239	241
Corporate	1	1	3	1
Total depreciation and amortization	$80	$82	$242	$242

Asset information by segment is not disclosed because it is not a key measure of performance used by the chief operating decision maker.

9. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended September 30, 2025 and 2024, were 28.9% and 9.8%, respectively. For the nine months ended September 30, 2025 and 2024, the Company's effective income tax rates on earnings from operations were 23.0% and 16.6%, respectively. The higher effective tax rates for the three and nine months ended September 30, 2025, were primarily attributable to a reduction in the estimated research and development tax credits for the prior period recorded in the current period.

For the three and nine months ended September 30, 2025, the Company’s effective tax rates differed from the federal statutory corporate income tax rate of 21% primarily due to a reduction in the estimated research and development tax credits for the prior period recorded in the current period.

The Company's unrecognized tax benefits decreased by $6 million during the three months ended September 30, 2025, and increased by less than $1 million during the nine months ended September 30, 2025. As of September 30, 2025, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $110 million. Assuming a sustainment of these tax positions, a reversal of $86 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2025, interest and penalties resulting from the unrecognized tax benefits noted above increased income tax expense by $2 million and $5 million, respectively.

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

IRS Audits - The Company has reached an agreement in principle with the IRS on the research and development tax credits for the 2016-2021 tax years. The agreement is going through IRS administrative review processes and is subject to review by the Joint Committee on Taxation. The Company believes that its unrecognized tax benefits are adequate and will cover the expected impact of the agreement with the IRS.

On July 4, 2025, Public Law 119-21 (the “Act”) was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporations, including making certain business deductions permanent, such as bonus depreciation and immediate expensing of domestic research and development expenditures. In addition, the Act allows an acceleration of the deduction for the remaining unamortized domestic research and development expenditures capitalized during the 2022 through 2024 tax years. These unamortized expenditures can be deducted over one or two years. The Company recorded the impact of the following significant items as of September 30, 2025:

Domestic research and development expenditures: The Company recorded a current tax benefit of $109 million based on its intent to expense all current year domestic research and development expenditures and to accelerate the deduction for the remaining unamortized domestic research and development expenditures capitalized during the 2022 through 2024 tax years over a two year period. This resulted in an increase of approximately $109 million to the Company’s current income taxes receivable and a corresponding increase in its net deferred tax liability.

Bonus Depreciation: While the Company has not completed its analysis of all capital expenditures that may qualify for immediate expensing, the Company recorded an estimated current tax benefit of $33 million based on its intent to fully expense all qualified property acquired and placed into service after January 19, 2025. This resulted in an increase of approximately $33 million to the Company’s current income taxes receivable and a corresponding increase in its net deferred tax liability.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the nine months ended September 30, 2025 and 2024, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

Environmental Matters - The estimated costs to complete environmental remediation are accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be reasonably estimated by management. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of September 30, 2025 and December 31, 2024, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

The Company’s environmental liability accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of September 30, 2025, the probable estimable future cost for environmental remediation is not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2025, the Company had $11 million in issued but undrawn letters of credit and $368 million of surety bonds outstanding.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$22	$28	$1	$1	$65	$82	$3	$4
Interest cost	84	80	5	5	252	241	14	14
Expected return on plan assets	(138)	(134)	—	—	(412)	(403)	—	—
Amortization of prior service cost (credit)	4	4	(1)	—	12	12	(1)	(1)
Amortization of net actuarial loss (gain)	1	4	(3)	(3)	1	13	(9)	(10)
Net periodic benefit (income) cost	$(27)	$(18)	$2	$3	$(82)	$(55)	$7	$7

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30
($ in millions)	2025	2024
Pension plans
Discretionary
Qualified	$—	$—
Non-qualified	11	9
Other benefit plans	31	27
Total contributions	$42	$36

As of September 30, 2025, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2025.

13. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2025 and 2024, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2025, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $168.89. These rights are subject to cliff vesting on December 31, 2027. For the nine months ended September 30, 2024, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $288.26. These rights are subject to cliff vesting on December 31, 2026. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the nine months ended September 30, 2025, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $169.78. For the nine months ended September 30, 2024, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $287.91. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. For the nine months ended September 30, 2025, the Company granted approximately 1,300 retention RSRs at a weighted average share price of $189.38, with cliff vesting one to two years from the grant date. For the nine months ended September 30, 2024, the Company granted approximately 2,200 retention RSRs at a weighted average share price of $281.01, with cliff vesting one to two years from the grant date.

The Company also received transfers of stock awards from employees in satisfaction of tax withholding obligations associated with the vesting of stock awards during the period. Because the stock awards are surrendered in lieu of payments of cash to settle tax obligations and the stock is not issued, the Company does not account for these transfers as treasury stock.

Stock award activity for the nine months ended September 30, 2025, and 2024, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	535	$189.98	1.0 year
Granted	171	287.29
Adjusted due to performance	58	287.29
Vested	(206)	181.58
Forfeited	(12)	231.76
Outstanding at September 30, 2024	546	$221.91	1.0 year

Outstanding at December 31, 2024	550	$221.59	1.0 year
Granted	311	170.07
Adjusted due to performance	19	170.07
Vested	(194)	215.39
Forfeited	(25)	221.83
Outstanding at September 30, 2025	661	$198.79	1.1 years

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

We conduct most of our business with the U.S. Government, primarily the Department of War (the "Department"). As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Mission Technologies segment is organized into four groups, All-Domain Operations, Warfare Systems, Global Security, and Uncrewed Systems, and specializes in a wide range of services and products across our capabilities, which include command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance ("C5ISR") systems and operations; the application of artificial intelligence and machine learning to battlefield decisions; defensive and offensive cyber, electronic warfare & space; unmanned systems; live, virtual, and constructive training solutions; fleet sustainment; and critical nuclear operations.

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

Defense Spending Environment – On May 2, 2025, the Trump Administration released the President's topline recommendations on discretionary funding levels for fiscal year 2026, followed by detailed budget justification documents in June. Additionally, under the Public Law 119-21 (the "Act"), Congress provided mandatory funding for more than $29 billion for Shipbuilding and the Maritime Industrial Base. This funding included one Virginia class (SSN 774) fast attack submarine and two Arleigh-Burke class (DDG 51) guided-missile destroyers, and provided additional funding for amphibious warfare ships and unmanned surface vessels.

Lawmakers continue to consider the annual budget request for the federal government. The U.S. House of Representatives approved a fiscal year 2026 defense appropriations measure in July, and the U.S. Senate Committee on Appropriations advanced its defense appropriations measure out of committee in July. The House and Senate Committees on Armed Services acted on their respective National Defense Authorization bills for fiscal year 2026, with the House approving the authorization bill in September and the Senate approving the authorization bill in October.

Fiscal year 2026 began on October 1, 2025 without annual appropriations legislation or a continuing resolution. As a result, many parts of the U.S. Government temporarily shut down. This lapse in federal funding leaves the federal government sustaining only those activities that are determined to be excepted or funded through means other than fiscal year 2026 annual appropriations.

Prior to the lapse in appropriations, the Department identified those missions and functions of the Department deemed high priority, including shipbuilding, that may continue through the use of available funds in the absence of new annual appropriations. Funds that remain available include those provided for certain shipbuilding programs under the Act.

According to Department guidance, “The expiration of an appropriation does not require the termination of contracts (or issuance of stop work orders) funded by that appropriation unless a new obligation of funds is required under the contract and the contract is not required to support an excepted activity." "The Department may continue to enter into new contracts, or place task orders under existing contracts, to obtain supplies and services necessary to carry out or support excepted activities even though there are no available appropriations.”

It remains uncertain at this point when funding will be enacted for fiscal year 2026 and whether it will be in the form of a continuing resolution or finalization of annual appropriations measures. We cannot predict the outcome of the fiscal year 2026 budget process, including any impact on the Company's programs.

Global Geopolitical and Economic Environment – The global geopolitical and economic environment continues to be impacted by uncertainty, heightened geopolitical tensions, and instability. Geopolitical relationships continue to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability. These global threats persist across all domains, from undersea to space to cyber, and the global market for defense products, services, and solutions is driven by these complex and evolving security challenges. In addition, changes in the global economic environment, including changes in international trade policies, including those imposing tariffs, could further impact the global market for defense products. Our current operating environment exists in the broader context of political and socioeconomic priorities and reflects, among other things, the continued impact of and uncertainty surrounding geopolitical tensions, financial market volatility, inflation, trade policy, and a challenging labor market.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2024 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Retirement related benefit plans; and

•Workers' compensation.

As of September 30, 2025, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2024.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the "Glossary of Programs" in this section.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended September 30				Nine Months Ended September 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and service revenues	$3,192	$2,749	$443	16%	$9,008	$8,531	$477	6%
Cost of product sales and service revenues	2,798	2,427	371	15%	7,825	7,402	423	6%
Income from operating investments, net	12	12	—	—%	33	35	(2)	(6)%
Other income and gains, net	—	—	—	—%	1	—	1	—%
General and administrative expenses	245	252	(7)	(3)%	732	739	(7)	(1)%
Operating income	161	82	79	96%	485	425	60	14%
Other income (expense)
Interest expense	(23)	(23)	—	—%	(79)	(68)	(11)	(16)%
Non-operating retirement benefit	48	44	4	9%	143	134	9	7%
Other, net	18	9	9	100%	30	21	9	43%
Federal and foreign income taxes	59	11	48	436%	133	85	48	56%
Net earnings	$145	$101	$44	44%	$446	$427	$19	4%

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

Sales and service revenues for the three and nine months ended September 30, 2025, increased $443 million, or 16%, and $477 million, or 6%, respectively compared to the same periods in 2024, primarily due to higher volumes at Newport News, Ingalls, and Mission Technologies.

Net Cumulative Catch-up Revenue Adjustments

For the three and nine months ended September 30, 2025 and 2024, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions)	2025	2024	2025	2024
Gross favorable adjustments	$37	$36	$255	$174
Gross unfavorable adjustments	(40)	(108)	(268)	(220)
Net adjustments	$(3)	$(72)	$(13)	$(46)

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

General and administrative expenses for each of the three and nine months ended September 30, 2025, decreased $7 million from the same periods in 2024, primarily due to lower overhead costs.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended September 30				Nine Months Ended September 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Operating income	$161	$82	$79	96%	$485	$425	$60	14%
Operating FAS/CAS Adjustment	9	16	(7)	(44)%	25	48	(23)	(48)%
Non-current state income taxes	9	(1)	10	1,000%	12	(3)	15	500%
Segment operating income	$179	$97	$82	85%	$522	$470	$52	11%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
FAS benefit	$25	$15	$10	67%	$75	$48	$27	56%
CAS cost	14	13	1	8%	43	38	5	13%
FAS/CAS Adjustment	39	28	11	39%	118	86	32	37%
Non-operating retirement benefit	(48)	(44)	(4)	(9)%	(143)	(134)	(9)	(7)%
Operating FAS/CAS Adjustment expense	$(9)	$(16)	$7	44%	$(25)	$(48)	$23	48%

The Operating FAS/CAS Adjustment was a net expense of $9 million and $16 million for the three months ended September 30, 2025 and 2024, respectively. The Operating FAS/CAS Adjustment was a net expense of $25 million and $48 million for the nine months ended September 30, 2025 and 2024, respectively. The favorable change in the Operating FAS/CAS Adjustment for each period was primarily driven by higher interest rates under FAS.

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

Non-current state income tax expense was $9 million for the three months ended September 30, 2025, compared to a non-current state income tax benefit of $1 million for the three months ended September 30, 2024. Non-current state income tax expense was $12 million for the nine months ended September 30, 2025, compared to a non-current state income tax benefit of $3 million for the nine months ended September 30, 2024. The unfavorable changes in non-current state income taxes for the three and nine months ended September 30, 2025 were driven by an increase in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended September 30				Nine Months Ended September 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and Service Revenues
Ingalls	$828	$664	$164	25%	$2,189	$2,031	$158	8%
Newport News	1,617	1,412	205	15%	4,616	4,381	235	5%
Mission Technologies	787	709	78	11%	2,313	2,224	89	4%
Intersegment eliminations	(40)	(36)	(4)	(11)%	(110)	(105)	(5)	(5)%
Sales and service revenues	$3,192	$2,749	$443	16%	$9,008	$8,531	$477	6%
Operating Income
Ingalls	$65	$49	$16	33%	$165	$165	$—	—%
Newport News	80	15	65	433%	247	208	39	19%
Mission Technologies	34	33	1	3%	110	97	13	13%
Segment operating income	179	97	82	85%	522	470	52	11%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(9)	(16)	7	44%	(25)	(48)	23	48%
Non-current state income taxes	(9)	1	(10)	(1,000)%	(12)	3	(15)	(500)%
Operating income	$161	$82	$79	96%	$485	$425	$60	14%

Key Segment Financial Measures

Refer to "Consolidated Operating Results" in this section for details related to sales and service revenues and segment operating income.

Net Cumulative Catch-up Revenue Adjustments by Segment

For the three and nine months ended September 30, 2025 and 2024, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

($ in millions)	2025	2024	2025	2024
Ingalls	$6	$1	$10	$20
Newport News	(13)	(78)	(36)	(80)
Mission Technologies	4	5	13	14
Net adjustments	$(3)	$(72)	$(13)	$(46)

See Note 7: Revenue and "Consolidated Operating Results" in this section for additional information on our net cumulative catch-up revenue adjustments.

Ingalls

	Three Months Ended September 30				Nine Months Ended September 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and service revenues	$828	$664	$164	25%	$2,189	$2,031	$158	8%
Segment operating income	65	49	16	33%	165	165	—	—%
As a percentage of segment sales	7.9%	7.4%			7.5%	8.1%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended September 30, 2025, increased $164 million, or 25%, from the same period in 2024, primarily driven by higher volumes in surface combatants.

Ingalls revenues, including intersegment sales, for the nine months ended September 30, 2025, increased $158 million, or 8%, from the same period in 2024, primarily driven by higher volumes in surface combatants, partially offset by lower volumes in amphibious assault ships.

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2025, was $65 million, compared to segment operating income of $49 million for the same period in 2024. The increase was primarily driven by the higher volumes described above.

Ingalls segment operating income for each of the nine months ended September 30, 2025 and 2024, was consistent at $165 million. Higher volumes and contract adjustments in surface combatants were offset by lower volumes and lower performance in amphibious assault ships.

Newport News

	Three Months Ended September 30				Nine Months Ended September 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and service revenues	$1,617	$1,412	$205	15%	$4,616	$4,381	$235	5%
Segment operating income	80	15	65	433%	247	208	39	19%
As a percentage of segment sales	4.9%	1.1%			5.4%	4.7%

The Company’s Newport News segment continues to experience performance challenges in the construction of aircraft carriers and the Virginia class (SSN 774) submarine program.

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended September 30, 2025, increased $205 million, or 15%, from the same period in 2024, primarily driven by higher volumes in submarines and aircraft carriers.

Newport News revenues, including intersegment sales, for the nine months ended September 30, 2025, increased $235 million, or 5%, from the same period in 2024, primarily driven by higher volumes in submarines.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2025, was $80 million, compared to segment operating income of $15 million for the same period in 2024. The increase was primarily driven by unfavorable cumulative catch-up adjustments in the Virginia class (SSN 774) submarine program and aircraft carriers in 2024.

Newport News segment operating income for the nine months ended September 30, 2025, was $247 million, compared to segment operating income of $208 million for the same period in 2024. The increase was primarily driven by risk retirement in the Columbia class (SSBN 826) submarine program and contract adjustments in the Virginia class (SSN 774) submarine program, partially offset by contract adjustments and incentives in 2024 in the RCOH program.

Mission Technologies

	Three Months Ended September 30				Nine Months Ended September 30
			2025 vs. 2024				2025 vs. 2024
($ in millions)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and service revenues	$787	$709	$78	11%	$2,313	$2,224	$89	4%
Segment operating income	34	33	1	3%	110	97	13	13%
As a percentage of segment sales	4.3%	4.7%			4.8%	4.4%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended September 30, 2025, increased $78 million, or 11%, from the same period in 2024, primarily due to higher volumes in C5ISR; cyber, electronic warfare & space; and live, virtual, and constructive training solutions.

Mission Technologies revenues, including intersegment sales, for the nine months ended September 30, 2025, increased $89 million, or 4%, from the same period in 2024, primarily due to higher volumes in cyber, electronic warfare & space and live, virtual, and constructive training solutions, partially offset by lower volumes in fleet sustainment.

Segment Operating Income

Mission Technologies segment operating income for the three months ended September 30, 2025, was consistent with the same period in 2024, as changes in contract mix offset the higher volumes described above.

Mission Technologies segment operating income for the nine months ended September 30, 2025, was $110 million, compared to segment operating income of $97 million for the same period in 2024. The increase was primarily due to the higher volumes described above.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following tables present segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended September 30		2025 vs. 2024		Three Months Ended September 30		2025 vs. 2024
Segment Information	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Ingalls
Product	$697	$569	$128	22%	$603	$485	$118	24%
Service	128	93	35	38%	112	83	29	35%
Intersegment	3	2	1	50%	3	2	1	50%
Total Ingalls	828	664	164	25%	718	570	148	26%
Newport News
Product	1,330	1,163	167	14%	1,163	1,036	127	12%
Service	287	249	38	15%	244	208	36	17%
Total Newport News	1,617	1,412	205	15%	1,407	1,244	163	13%
Mission Technologies
Product	45	29	16	55%	41	22	19	86%
Service	705	646	59	9%	626	577	49	8%
Intersegment	37	34	3	9%	37	34	3	9%
Total Mission Technologies	787	709	78	11%	704	633	71	11%
Segment Totals
Product	$2,072	$1,761	$311	18%	$1,807	$1,543	$264	17%
Service	1,120	988	132	13%	982	868	114	13%
Total Segment[1]	$3,192	$2,749	$443	16%	$2,789	$2,411	$378	16%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Nine Months Ended September 30		2025 vs. 2024		Nine Months Ended September 30		2025 vs. 2024
Segment Information	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Ingalls
Product	$1,833	$1,786	$47	3%	$1,581	$1,509	$72	5%
Service	346	240	106	44%	302	208	94	45%
Intersegment	10	5	5	100%	10	5	5	100%
Total Ingalls	2,189	2,031	158	8%	1,893	1,722	171	10%
Newport News
Product	3,809	3,602	207	6%	3,279	3,091	188	6%
Service	806	777	29	4%	671	645	26	4%
Intersegment	1	2	(1)	(50)%	1	2	(1)	(50)%
Total Newport News	4,616	4,381	235	5%	3,951	3,738	213	6%
Mission Technologies
Product	100	86	14	16%	81	80	1	1%
Service	2,114	2,040	74	4%	1,886	1,821	65	4%
Intersegment	99	98	1	1%	99	98	1	1%
Total Mission Technologies	2,313	2,224	89	4%	2,066	1,999	67	3%
Segment Totals
Product	$5,742	$5,474	$268	5%	$4,941	$4,680	$261	6%
Service	3,266	3,057	209	7%	2,859	2,674	185	7%
Total Segment[1]	$9,008	$8,531	$477	6%	$7,800	$7,354	$446	6%
1 Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended September 30, 2025, increased $311 million, or 18%, from the same period in 2024, primarily due to higher volumes in submarines and aircraft carriers at Newport News, and surface combatants at Ingalls.

Segment cost of product sales for the three months ended September 30, 2025, increased $264 million, or 17%, compared with the same period in 2024, primarily due to the higher volumes described above.

Product sales for the nine months ended September 30, 2025, increased $268 million, or 5%, from the same period in 2024, primarily due to higher volumes in submarines at Newport News and surface combatants at Ingalls, partially offset by lower volumes in amphibious assault ships at Ingalls.

Segment cost of product sales for the nine months ended September 30, 2025, increased $261 million, or 6%, compared with the same period in 2024, primarily due to the changes in volume described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended September 30, 2025, increased $132 million, or 13%, from the same period in 2024, primarily due to higher volumes in C5ISR and live, virtual, and constructive training solutions at Mission Technologies, higher volumes in naval nuclear support services and aircraft carriers at Newport News, and higher volumes in surface combatants at Ingalls.

Segment cost of service revenues for the three months ended September 30, 2025, increased $114 million, or 13%, compared with the same period in 2024, primarily due to the higher volumes described above.

Service revenues for the nine months ended September 30, 2025, increased $209 million, or 7%, from the same period in 2024, primarily due to higher volumes in surface combatants at Ingalls, live, virtual, and constructive training solutions and cyber, electronic warfare & space at Mission Technologies, and naval nuclear support services at Newport News.

Segment cost of service revenues for the nine months ended September 30, 2025, increased $185 million, or 7%, compared with the same period in 2024, primarily due to the higher volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended September 30, 2025, was $23 million, which was consistent with the same period in 2024. There were no individually significant drivers for interest expense during the period.

Interest expense for the nine months ended September 30, 2025, was $79 million, compared to $68 million for the same period in 2024. The increase in interest expense for the nine months ended September 30, 2025 was driven by an increase in outstanding long-term debt compared to the prior year period.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three and nine months ended September 30, 2025, the non-operating retirement benefit was $48 million and $143 million, respectively, compared with $44 million and $134 million, respectively, for the same periods in 2024. The favorable change in the non-operating retirement benefit for both periods was primarily driven by the amortization of net actuarial costs.

Other, Net

Other, net income for the three and nine months ended September 30, 2025, was $18 million and $30 million, respectively, compared with other, net income of $9 million and $21 million, respectively, for the same periods in 2024. The increase in other, net income for both periods was primarily driven by an increase in unrealized gains on investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended September 30, 2025 and 2024, were 28.9% and 9.8%, respectively. Our effective income tax rates on earnings from operations for the nine months ended September 30, 2025 and 2024, were 23.0% and 16.6%, respectively. The higher effective tax rates for the three and nine months ended September 30, 2025, were primarily attributable to a reduction in the estimated research and development tax credits for the prior period recorded in the current period.

For each of the three and nine months ended September 30, 2025, our effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to a reduction in the estimated research and development tax credits for the prior period recorded in the current period.

BACKLOG

Total backlog as of September 30, 2025, and December 31, 2024, was $55.7 billion and $48.7 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded indefinite delivery/indefinite quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer as of September 30, 2025 and December 31, 2024, respectively.

The following table presents funded and unfunded backlog by segment as of September 30, 2025, and December 31, 2024:

	September 30, 2025			December 31, 2024
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$15,640	$2,906	$18,546	$13,519	$2,333	$15,852
Newport News	15,586	15,420	31,006	12,079	14,666	26,745
Mission Technologies	1,970	4,157	6,127	1,824	4,292	6,116
Total backlog	$33,196	$22,483	$55,679	$27,422	$21,291	$48,713

We expect approximately 21% of the $48.7 billion total backlog as of December 31, 2024, to be converted into sales in 2025. U.S. Government orders comprised substantially all of the backlog as of September 30, 2025 and December 31, 2024.

Contract Awards

The value of new contract awards during the nine months ended September 30, 2025, was approximately $16.0 billion, primarily driven by awards at Newport News and Ingalls, inclusive of a contract modification for construction of two additional Block V Virginia-class submarines.

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

The following table summarizes key components of cash flow provided by operating activities:

	Nine Months Ended September 30		2025 vs. 2024

($ in millions)	2025	2024	Dollars
Net earnings	$446	$427	$19
Depreciation and amortization of purchased intangibles	242	242	—
Stock-based compensation	43	15	28
Deferred income taxes	121	(55)	176
Gain on investments in marketable securities	(28)	(22)	(6)
Other non-cash transactions, net	15	7	8
Retiree benefits	(116)	(84)	(32)
Trade working capital increase	(177)	(528)	351
Net cash provided by operating activities	$546	$2	$544
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

Cash Flows

We discuss below our significant operating, investing, and financing activities affecting cash flows for the nine months ended September 30, 2025 and 2024, as classified in our unaudited condensed consolidated statements of cash flows.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2025, was $546 million, compared with cash provided by operating activities of $2 million for the same period in 2024. The change in operating cash flow was primarily due to a favorable change in trade working capital driven by the timing of billings across programs and lower payments for income taxes.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next twelve calendar months beginning October 1, 2025, and beyond such twelve-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025, was $387 million, compared to $238 million used in investing activities for the same period in 2024. The change in investing cash was primarily driven by the acquisition of W International.

For 2025, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% to 1.5% of annual revenues and our discretionary capital expenditures to be approximately 2.0% to 2.5% of annual revenues. Our capital expenditures are expected to increase due to investments to expand our shipbuilding capacity.
Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025, was $678 million, compared with $184 million used in financing activities for the same period in 2024. The change in cash used in financing activities was primarily due to a $396 million decrease in proceeds from our commercial paper program and a $271 million increase in repayments of long term debt, partially offset by a decrease of $162 million in common stock repurchases.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30		2025 vs. 2024

($ in millions)	2025	2024	Dollars
Net cash provided by operating activities	$546	$2	$544
Less capital expenditures:
Capital expenditure additions	(268)	(253)	(15)
Grant proceeds for capital expenditures	6	14	(8)
Free cash flow	$284	$(237)	$521

Free cash flow for the nine months ended September 30, 2025, increased $521 million from the same period in 2024, primarily due to a favorable change in trade working capital driven by the timing of billings across programs and lower payments for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines material weaknesses exist in one or more such systems. As of September 30, 2025 and 2024, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2025, $11 million in letters of credit were issued but undrawn and $368 million of surety bonds were outstanding. As of September 30, 2025, we had no other significant off-balance sheet arrangements.

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
•significant delays or reductions in appropriations for our programs and/or changes in customer priorities and requirements (including government budgetary constraints, government shutdowns, shifts in defense spending, and changes in customer short-range and long-range plans);
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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.7 billion revolving credit facility and a $1.7 billion commercial paper program. As of September 30, 2025, we had no indebtedness outstanding under our revolving credit facility or our commercial paper program, and therefore had no interest rate risk with respect to these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2025. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of September 30, 2025, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)[1,2]
July 1, 2025 to July 31, 2025	—	$—	—	$1,352.3
August 1, 2025 to August 31, 2025	—	—	—	1,352.3
September 1, 2025 to September 30, 2025	—	—	—	1,352.3
Total	—	$—	—	$1,352.3
1 From the stock repurchase program's inception through September 30, 2025, we have purchased 14,584,709 shares at an average price of $167.82 per share for a total of $2.4 billion.
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

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

(c) Adoption or Termination of Trading Arrangements

Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended September 30, 2025.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Christopher D. Kastner (Chief Executive Officer and President)	Rule 10b5-1 Trading Arrangement	August 14, 2025	November 28, 2025 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events under the plan.	Sale of 15,000 shares of common stock

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

Date:	October 30, 2025	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)