Form 10-K
period 2025-12-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2026-02-05
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value (based upon the closing price of the stock on the New York Stock Exchange) of the registrant's common stock held by non-affiliates was approximately $9,475 million.

As of January 30, 2026, 39,242,688 shares of the registrant's common stock were outstanding.
______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14A for the registrant's 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Amphibious Assault Ships
We construct amphibious assault ships for the U.S. Navy, which include U.S. Navy large deck amphibious assault ships ("LHA") and amphibious transport dock ships ("LPD"). The LHA is a key component of the Department of the Navy's requirement for Expeditionary Strike Groups/Amphibious Readiness Groups, and design, construction, and modernization of LHAs are core to our Ingalls operations. In 2007, we were awarded the construction contract for USS America (LHA 6), the first in a class of enhanced amphibious assault ships designed from the keel up to be an aviation optimized Marine assault platform. We are currently constructing Bougainville (LHA 8) and Fallujah (LHA 9). In 2023, we were awarded a long-lead-time material contract for Helmand Province (LHA 10), and in 2024, we were awarded a contract modification for the detail design and construction of Helmand Province (LHA 10).
The LPD program is a long-running production program of amphibious assault ships. We delivered USS Richard M. McCool Jr. (LPD 29) in 2024. We are currently constructing Harrisburg (LPD 30), Pittsburgh (LPD 31), and Philadelphia (LPD 32). In 2024, we were awarded a multi-ship procurement contract for the construction of Travis Manion (LPD 33), LPD 34 (unnamed), and LPD 35 (unnamed).

Surface Combatants
We are a design agent for, and one of only two companies that constructs, Arleigh Burke class guided missile destroyers ("DDG"), a class of surface combatant. We have delivered 36 Arleigh Burke class (DDG 51) destroyers to the U.S. Navy, including USS Ted Stevens (DDG 128) in 2025 and USS Jack H. Lucas (DDG 125) in 2023. In 2018, we were awarded a multi-year contract for construction of six Arleigh Burke class (DDG 51) destroyers and, in 2020, a contract to construct an additional Arleigh Burke class (DDG 51) destroyer. In 2023, we were awarded a multi-year contract for construction of six more Arleigh Burke class (DDG 51) destroyers, as well as the first option ship, for a total of seven ships. We are currently constructing Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), and Thad Cochran (DDG 135).

National Security Cutters
The U.S. Coast Guard's recapitalization program is replacing aging and operationally expansive ships and aircraft used to conduct missions in excess of 50 miles from the shoreline. The flagship of this program is the Legend class NSC, a multi-mission platform we designed. In 2018, we were awarded long-lead-time material and construction contracts for Calhoun (NSC 10), which was delivered to the U.S. Coast Guard in 2023. In 2025, we reached agreement with the U.S. Coast Guard to terminate production and delivery of the 11th and final ship.

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

We delivered USS Gerald R. Ford (CVN 78), the first aircraft carrier of the Gerald R. Ford class, to the U.S. Navy in 2017. Beginning in 2009, we received contract awards totaling $8.8 billion for construction preparation, detail design, and construction of the second Gerald R. Ford class (CVN 78) aircraft carrier, John F. Kennedy (CVN 79). In addition, we have received contract awards valued at $15.4 billion for detail design and construction of the Gerald R. Ford class (CVN 78) aircraft carriers, Enterprise (CVN 80) and Doris Miller (CVN 81).

Enterprise (CVN 80) has received and loaded all major engine room components, allowing for engine room deck over and acceleration of ship erection, which reached 50% complete in 2025. Doris Miller (CVN 81) keel units are currently in fabrication and we continue to receive major material components. The fiscal year 2026 National Defense Authorization Act (“NDAA”) provides authorization for William J. Clinton (CVN 82) and George W. Bush (CVN 83), including incremental funding, advance construction, and advance procurement authorities. We are currently working with the U.S. Navy to align schedules as a result of late material on Enterprise (CVN 80) and assess technical baseline changes and upgrades to increase carrier lethality for potential incorporation into Enterprise (CVN 80), Doris Miller (CVN 81), and William J. Clinton (CVN 82).
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

USS George Washington (CVN 73) was redelivered to the U.S. Navy in 2023 after completion of its RCOH, and we are currently performing the RCOH of USS John C. Stennis (CVN 74). We believe our current position as the exclusive designer and builder of nuclear-powered aircraft carriers, our RCOH performance on the first seven Nimitz class (CVN 68) carriers, our highly trained workforce, the capital-intensive nature of RCOH work, and high barriers to entry due to required nuclear expertise, position us well for RCOH contract awards on the remaining Nimitz class (CVN 68) carriers, as well as future RCOH work on Gerald R. Ford class (CVN 78) aircraft carriers.

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

Design and Construction of Nuclear-Powered Submarines
We are one of only two companies in the United States currently capable of designing and building nuclear-powered submarines for the U.S. Navy. Newport News has delivered 65 submarines to the U.S. Navy since 1960, comprised of 51 fast attack and 14 ballistic missile submarines. Our nuclear submarine program includes construction, engineering, design, research, and integrated planning.

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

The four submarines of the first block, six submarines of the second block, and eight submarines of the third block of Virginia class (SSN 774) submarines have been delivered. In 2014, the team was awarded a construction contract for the fourth block of ten Virginia class (SSN 774) submarines, which contemplated production of two submarines per year. The first submarine of the Block IV contract was delivered in 2020, and seven more submarines have been delivered through 2025. The remaining two boats of the Block IV contract are in the final assembly and test phases of construction.

In 2019, the team was awarded a construction contract for the fifth block of nine Virginia class (SSN 774) submarines, and, in 2021, an option for a 10th submarine was exercised, continuing the two submarines per year production rate. Ten of the Block V boats are in manufacturing and outfitting stages of construction. In 2023, the team was awarded a contract modification for advance procurement for long lead-time material in support of two additional Block V boats, bringing the total Block V boats to 12. In 2025, the team was awarded a contract modification for the construction of these two additional Block V boats.

In 2023, 2024 and 2025, the team received contract awards for advance procurement of long-lead-time material in support of all ten Block VI boats.

Columbia Class (SSBN 826) Submarines

Newport News is participating in the design and construction of the Columbia class (SSBN 826) nuclear ballistic missile submarines ("SSBN") as a replacement for the current aging Ohio class submarines, which were first introduced into service in 1981. The Columbia class (SSBN 826) program currently anticipates 12 new ballistic missile submarines. As a subcontractor to Electric Boat, we leverage our Virginia class (SSN 774) experience to perform design work and build modules for the entire Columbia class (SSBN 826) submarine program. Contract award for the first two Columbia class submarines (SSBN 826 and SSBN 827) and construction start of the first Columbia class (SSBN 826) submarine occurred in late 2020. In 2023, we were awarded a contract modification for long-lead-time material and advance construction in support of five additional Columbia class (SSBN 826) boats, also referred to as Build II of the class.

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

Mission Technologies

Our Mission Technologies segment is organized into four groups, All-Domain Operations, Warfare Systems, Global Security, and Unmanned Systems, and specializes in a wide range of services and products across our groups.

All-Domain Operations

Designs, develops, integrates, and manages the sensors, systems, and other assets necessary to support integrated C5ISR operations and accelerated decision-making. These business activities provide data fusion and mission management capabilities for the Department, the combatant commands, and the intelligence community.

Warfare Systems

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

Global Security

A trusted partner to our military, U.S. Navy, and Department of Energy (“DoE”) customers, our capabilities include designing, developing, and operating the largest live, virtual, and constructive enterprise that prepares warfighters for cross-domain battle. Our training connects live environments with virtual platforms and simulated (constructive) threats to prepare trainees through integrated, real-world scenarios before they are in harm’s way. We maintain and modernize the vast majority of the U.S. Navy’s fleet, with a holistic approach to life cycle maritime defense systems, from small watercraft to submarines, surface combatants, and aircraft carriers. We support the DoE’s national security mission through the management and operation of its sites, as well as the safe cleanup of legacy waste across the country.

Unmanned Systems

Creates advanced unmanned systems for defense, marine research, and commercial applications. Serving customers in more than 30 countries, we provide design, autonomy, manufacturing, testing, operations, and sustainment of unmanned systems, including unmanned underwater vehicles and unmanned surface vessels.

Customers

Our revenues are primarily derived from the U.S. Government, including the U.S. Navy, the U.S. Coast Guard, the Department, the DoE, and other federal agencies. In 2025, 2024, and 2023, approximately 81%, 80%, and 81%, respectively, of our revenues were generated from the U.S. Navy.

Intellectual Property

We develop new technologies, manufacturing processes, and systems-integration processes. In addition to owning our intellectual property, we license intellectual property rights to and from third parties. The U.S. Government generally receives license rights to certain intellectual property developed in the performance of U.S. Government contracts or with government funding and may use or authorize other parties to use such intellectual property. While our intellectual property rights are important to our operations, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material adverse impact on our business. See Risk Factors in Item 1A for further discussion regarding risks related to intellectual property.

Seasonality

No material portion of our business is seasonal. The timing of our revenue recognition is based on multiple factors, including the timing of contract awards, the incurrence of contract costs, contract cost estimation, and unit deliveries. See Note 2: Summary of Significant Accounting Policies and Note 7: Revenue in Item 8.

Raw Materials
We rely on third parties to provide raw materials and components. In connection with our U.S. Government contracts, we are required to procure certain materials and component parts from supply sources approved by the U.S. Government. We have experienced challenges with access to, and the pricing of, certain raw materials, components, and other supplies. We endeavor to mitigate supply chain risk through various measures, such as negotiating long-term agreements with certain suppliers and through price escalation provisions in certain customer contracts. See Risk Factors in Item 1A for further discussion regarding risks related to raw materials and our suppliers.

Regulatory Matters

We operate in heavily regulated markets and must comply with a variety of laws and regulations, including those relating to the award, administration, and performance of U.S. Government contracts, as well as legal and regulatory requirements relating to, among others, cybersecurity, environmental protection, and our nuclear operations. These requirements increase our contract performance costs and compliance costs and risks. See Risk Factors in Item 1A for further discussion regarding risks related to regulatory matters.

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
U.S. Government regulations determine contractor costs that are allowable and therefore recoverable from the government, and certain costs are not allowable and therefore not recoverable. The U.S. Government also regulates the methods by which allowable costs, including overhead, are allocated to government contracts. Costs we incur that are not allowable under the Federal Acquisition Regulation (“FAR”) or U.S. Cost Accounting Standards (“CAS”) or that are otherwise determined to be unallowable or improperly allocated to a specific contract are not recoverable or must be refunded if already reimbursed.
Our business, including contracts with U.S. Government agencies and subcontracts with other prime contractors, is subject to a variety of laws and regulations, including the FAR, the Defense Federal Acquisition Regulation Supplement, the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, CAS, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, and the Foreign Corrupt Practices Act. A noncompliance determination by a government agency may result in reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment. We are also subject to evolving cybersecurity and data privacy and protection laws and regulations, which increase our costs and compliance risks and may affect our competitiveness, cause reputational harm, and expose us to damage claims, substantial fines, and other penalties. See Note 7: Revenue in Item 8, the Contracts section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and Risk Factors in Item 1A for further information regarding our contracts.

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

Subject to certain requirements and limitations, our contracts with the U.S. Navy and the DoE generally provide for indemnity by the U.S. Government for losses resulting from our nuclear operations. For our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators for risk mitigation, and we maintain limited insurance coverage for losses in excess of the coverage of facility operators. See Risk Factors in Item 1A for further information regarding nuclear regulatory matters.

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

We accrue estimated costs to perform environmental remediation when we determine it is probable we will incur expenses in the future, in amounts we can reasonably estimate, to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where we are named a Potentially Responsible Party by the U.S. Environmental Protection Agency ("EPA") or similarly designated by another environmental agency. Uncertainties regarding the extent of required remediation, determination of legally responsible parties, and the status of laws and regulations and their interpretations make future environmental remediation costs difficult to estimate and can cause our estimated remediation costs to change.

We believe we are in material compliance with environmental laws and regulations, and historical environmental compliance costs have not been material to our business. We could be affected by new or evolving environmental laws, regulations, or policies. We have made investments we believe are necessary to comply with environmental legal requirements, but we expect to incur future capital and operating costs to comply with current and future environmental laws and regulations. We do not currently believe such costs will have a material effect on our financial position, results of operations, or cash flows. See Risk Factors in Item 1A and Note 16: Commitments and Contingencies in Item 8 for further information regarding environmental matters.

Competitive Environment

We operate in a competitive environment and compete with defense companies and other companies serving the intelligence and federal civil markets.

Our Newport News and Ingalls segments compete primarily with General Dynamics and, in the case of certain non-nuclear shipbuilding programs, smaller shipyards. Intense competition related to programs, resources, funding, and long operating cycles are key characteristics of both our shipbuilding business and the shipbuilding defense industry in general.

For certain ships and nuclear-powered submarines, we currently are the only, or one of the only, companies capable of building such ships or submarines, including LHAs and LPDs for the U.S. Navy and NSCs for the U.S. Coast Guard. We are one of only two companies currently capable of designing and building nuclear-powered submarines for the U.S. Navy, and we are party to a long-term teaming agreement with the other company for the production of Virginia class (SSN 774) fast attack nuclear submarines and act as a subcontractor for the production of Columbia class (SSBN 826) ballistic missile submarines. We are one of only two companies that builds the U.S. Navy's current fleet of Arleigh Burke class (DDG 51) destroyers.

We also are the only company currently capable of building, refueling, and inactivating the U.S. Navy's nuclear-powered aircraft carriers and, as a result, believe we are well positioned to be awarded future contracts to perform such activities. Even so, the U.S. Government periodically revisits whether refueling of nuclear-powered aircraft carriers should be performed in private or public facilities. If a U.S. Government shipyard were to become capable and engaged in the refueling of nuclear-powered aircraft carriers, our market position would likely be significantly adversely affected.

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

Our Mission Technologies segment competes domestically and internationally against midsized to large traditional aerospace and defense ("A&D") companies and non-traditional defense technology companies. Key competitive factors in the Mission Technologies segment include differentiated technology and competitive rates. Our success depends on investments in our people, technologies, and products to meet the evolving needs of our customers.

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

We have approximately 44,000 employees. We are the largest industrial employer in Virginia and the largest private employer in Mississippi. We employ individuals specializing in 19 crafts and trades, with approximately 7,000 engineers and designers and approximately 3,600 employees with advanced degrees. Our workforce contains many third-, fourth-, and fifth-generation employees, and approximately 1,350 employees with more than 40 years of continuous service. Employees in our shipbuilding segments with more than 40 years of continuous service achieve the honor of “Master Shipbuilder.” As of December 31, 2025, we had 1,096 Master Shipbuilders at Newport News and 212 at Ingalls. We also employ more than 6,900 veterans across the enterprise.

In addition, over 1,350 apprentices are enrolled in more than 27 crafts and advanced programs at our two shipbuilding segments. From nuclear pipe welders to senior executives, we employ approximately 3,850 apprentice school alumni at Newport News and Ingalls.

Approximately 45% of our employees are covered by a total of 13 collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in February 2030, December 2030 and April 2031. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2026. Mission Technologies has a total of 80 employees covered by five collective bargaining agreements, which expire in September 2026, December 2027, September 2028, and two that expire in August 2027.

We have not experienced a work stoppage in more than 26 years at Newport News and more than 18 years at Ingalls. We are committed to working effectively with our existing unions and believe our relationship with our represented employees is satisfactory.

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
•The structure of our executive compensation programs balances incentive earnings for both short-term and long-term performance, and we align our executive long-term equity compensation metrics with long-term shareholder, customer, and other stakeholder interests.
•Employees are eligible for health insurance, paid and unpaid leaves, 401(k) plans, and life and disability/accident insurance coverage. We also offer a variety of benefits that allow employees to select the options that meet their needs, including: annual leave/paid time off; paid holidays, flexible work arrangements/schedules; telemedicine; parental leave; and a wellness program that includes physical, mental, and financial wellness components. We also fund the operation of Family Health Centers near our two shipyards, which provide a full range of medical, lab, pharmacy, physical therapy, and vision services.

Recruitment, Training, and Workforce Development - We are focused on attracting, retaining, and developing a skilled workforce, and in 2025, we hired approximately 8,000 new employees. To help us meet the increasing demand for talent, we maintain multiple talent pipelines and continue to review and update our talent management strategies to meet operational needs.

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

We view our workforce development process as critical to our success and have developed a robust and effective succession planning process that ensures continuity in our leadership ranks. Since our founding in 2011, we have followed our succession plans over 80% of the time when replacing a vacancy in an existing vice president position, and we have filled approximately 80% of newly created vice president positions with internal hires. See Risk Factors in Item 1A for further information regarding our human capital resources.

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
•security threats, including cybersecurity threats, and related disruptions;
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

Industry and Economic Risk Factors

We depend on the U.S. Government for substantially all of our business. Changes in the U.S. Government's priorities, strategies, spending, or other risks associated with conducting business with the U.S. Government could have a material adverse effect on our financial position, results of operations, or cash flows.

We conduct most of our business with the U.S. Government, primarily the Department. Substantially all of our revenues in 2025 was derived from products and services sold to the U.S. Government. We expect this to continue for the foreseeable future. Our U.S. Government contracts are subject to various risks. We cannot predict the impact on our existing or future contracts due to changes in the global geopolitical and economic environment, including inflationary pressures, defense spending levels and priorities, government efficiency and other budgetary priorities, customer procurement practices and processes, and other factors that may impact our customer’s short- and long-term plans and priorities or our ability to compete, capture, and perform successfully on such contracts. Any of these factors could materially adversely affect our business with the U.S. Government and our financial position, results of operations, or cash flows.

The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based upon performance. In the event of termination for convenience, a contractor generally is able to recover costs incurred and profit on costs up to the amount authorized under the contract, but not the profit that would have been earned had the contract been completed. However, the U.S. Government may assert that it is not required to provide additional funding for such costs if sufficient funding has not been appropriated to cover them. Any termination also could result in the cancellation of future work on the related program. A termination resulting from our default can expose us to various liabilities, including excess re-procurement costs, and could negatively affect our ability to compete for future contracts. Any contract termination (including a termination of a prime contract for which we are a subcontractor) could have a material adverse effect on our financial condition, results of operations, or cash flows.

The U.S. Government also can stop work under a contract for a limited period of time for its convenience. In the event of a stop work order, contracts typically are protected by provisions covering reimbursement for costs incurred to date and for costs associated with the temporary stoppage of work plus a reasonable fee. However, such temporary stoppages may result in financial or other damages for which contractors may not be able to recover fully. In some cases, they could result in termination of a contract for convenience or reduced future orders.

Significant delays or reductions in appropriations for our programs and/or changes in customer priorities could have a material adverse effect on our financial position, results of operations, or cash flows.

As a U.S. Government contractor, we depend on Congressional funding for our programs. U.S. Government programs are subject to annual congressional budget authorization and appropriation processes even though program performance may extend over several years. These programs may be funded initially on a partial basis with additional funds committed only as Congress makes further appropriations. If we or our subcontractors incur costs in excess of existing funding on a contract, we are generally at risk for reimbursement and may not recover those costs unless and until additional funds are appropriated. We cannot predict the extent to which total funding or funding for individual programs will be included, increased, or reduced as part of the annual budget process or through continuing resolutions or individual supplemental appropriations.

If Congress is unable to pass appropriations bills before the beginning of a fiscal year, a continuing resolution can be enacted to provide stopgap funding for a specified period of time at a specified rate, often the prior year’s appropriations level. When the U.S. Government operates under a continuing resolution, limitations can be placed on production increases, multi-year procurements, and new program starts, which may result in delays or cancellation of new contract awards. When the U.S. Government fails to enact annual appropriations or a continuing resolution, a full or partial federal government shutdown may occur, as occurred in October 2025. A federal government shutdown could, in turn, result in the delay or cancellation of government programs, or the delay of payments by our customer, which could have a negative effect on our cash flows and adversely affect our future results of operations.

In addition, pressures on, as well as laws and plans relating to, the federal budget, potential changes in the threat environment, priorities and defense spending, government efficiency efforts, the timing and substance of the annual budget process, use of continuing resolutions, and the federal debt limit, have impacted and could continue to impact the amount and timing of funding for individual programs and delay purchasing or payments by our customers. Current U.S. Government spending levels for defense-related or other programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense, federal civilian, or other programs as a result of competing demands for federal funds and government efficiency efforts, changes in the threat environment, including the number and intensity of military conflicts, or other factors. Certain of our programs providing products and services to federal civilian customers have been impacted, and we expect may continue to be impacted by government efficiency efforts. We have experienced price adjustments and renegotiations of certain of these contracts and may in the future continue to experience such impacts which could have an adverse impact on the programs in which we participate and, ultimately, our results.

Demand for our products and services also can be affected by shifts in customer priorities resulting from changes in military strategy and planning. In response to the need for less expensive alternatives and the increasing proliferation of advanced weapons, future strategy reassessments by the Department may result in decreased demand for our shipbuilding programs, including our aircraft carrier programs. We cannot predict the impact of changes to customer priorities on existing, follow-on, replacement, or future programs. A shift of priorities to programs in which we do not participate and related reductions in funding for, or the termination of programs in which we do participate could have a material adverse effect on our financial position, results of operations, or cash flows.

Changes in estimates used in contract accounting and contract cost growth have affected and could continue to affect our profitability and our financial position.

Contract accounting requires risk-based judgments regarding estimated contract revenues and costs, and assumptions regarding schedule, technical matters, and performance. Our ability to estimate total revenues and costs at completion depends on many factors, including the size and nature of our contracts. For new shipbuilding programs, our estimates are based on contracts for the construction of ships that are not completely designed, which subjects our risk assessments, revenue and cost estimates, and related assumptions to the variability of the final ship design and an evolving scope of work. Our assessment, estimation, and assumption processes significantly impact our contract accounting, and materially different amounts can result if different assumptions are used or if actual events differ from our assumptions.

If estimated costs increase, particularly without comparable increases in revenue, our operating income can be adversely affected. We aim to mitigate this risk through contractual terms, and have submitted, and may submit, requests for equitable adjustment, engineering change proposals, or other claims to seek recovery, in whole or in part, of our increased costs. We have also sought, and will seek, other means or contract vehicles, as appropriate, to compensate the Company for certain unexpected cost increases. However, our contracts may not enable full recovery or the government may disagree with our requests or may not have funding to cover them.

Changes in our assumptions, circumstances, or estimates, and the inability to recover increased cost growth have in the past had, and may in the future have, a material adverse effect on our financial position, results of operations, or cash flows. See the Contracts section under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Changes to the U.S. Government's business practices could have a material effect on its procurement, contracting, or other processes and practices and adversely affect our current programs and potential new awards.

Our industry has experienced, and we expect will continue to experience, changes to business practices resulting from, among other things, a greater focus on affordability, efficiencies, business systems, recovery of costs, and a reprioritization of available customer funding. These initiatives and changes to procurement practices may change the way U.S. Government contracts are solicited, negotiated, and managed, and may impact whether and how we pursue opportunities to provide our products and services to the U.S. Government, which may have an adverse impact on our business, financial condition, results of operations, or cash flows. Changes in procurement practices favoring incentive-based fee arrangements, different award criteria, non-traditional contract provisions, and cost mandates from the government may affect our profitability and the predictability of our profit rates.

The U.S. Government also is pursuing alternatives to shift additional responsibility and performance risks to contractors. For example, the Department is accelerating development and acquisition of new technologies through increased use of rapid acquisition alternatives and procedures, including through other transaction authority agreements (“OTAs”) and Commercial Solutions Openings ("CSOs"). We have seen, and expect to continue to see, OTAs and CSOs used as an alternative to traditional procurement methods. These contracting methods are not subject to all of the procurement requirements that typically apply to Department contracts, including the FAR, and may be used, subject to certain conditions, for research, prototype development, and follow-on production for a successful prototype. OTA awards generally require a significant portion of the work to be performed by a non-traditional defense contractor or to be funded by non-governmental sources. Moreover, these solicitations typically have significantly shorter acquisition times as compared to traditional procurements. If we cannot adapt successfully to changing acquisition processes or if the Department significantly favors privately funded, non-traditional defense contractors or increases cost sharing mandates, we may lose new business opportunities, including in high-growth or strategic areas, and our future performance and results of operations could be adversely affected.

In addition to the Department's business practice initiatives, the DCMA and DCAA have implemented cost recovery/cost savings initiatives to prioritize cost recovery/savings. As a result, we have experienced and may continue to experience a higher number of audits and/or lengthened periods of time required to close audits. These audits may result in costs being challenged, debated, and in certain cases, withheld or modified, and could adversely affect our financial position, results of operations, or cash flows.

Competition within our markets and bid protests may affect our ability to win new contracts and result in reduced revenues or market share.

We operate in a highly competitive environment and our competitors may have more financial capacity or other resource or capabilities. Our shipbuilding business is highly competitive, in part, due to the limited number of U.S. shipyards that compete for contracts to construct, overhaul, repair, maintain, and convert naval vessels. In addition, the competition for certain of our products, such as aircraft carriers, submarines, amphibious assault ships, surface combatants, and other ships, is heightened due to changes in budgetary pressures and priorities, and our programs may compete with each other for available funding in addition to our competitors. We expect competition for future shipbuilding programs to continue to be intense.

We compete with another large defense contractor for contracts to build surface combatants, submarines, and large deck amphibious ships, and smaller shipyards have entered the market for surface combatants. We may compete in the future with the same contractor and other shipyards to build new and different classes of ships, as well as ships for which we are currently the sole source, including amphibious assault ships. Moreover, changes in U.S. defense spending priorities that reduce the demand for the types of ships we build and services we provide increase our exposure to market competition risk. If we are unable to compete successfully, we may generate lower revenues and lose market share, which would negatively impact our financial condition, results of operations, and cash flows and our ability to compete for future defense contracts could be impacted.

Although we are the only company currently capable of refueling nuclear-powered aircraft carriers, existing U.S. Government shipyards may be able to refuel nuclear-powered aircraft carriers if substantial investments in facilities, personnel, and training are made. If a U.S. Government-owned shipyard became capable of, and engaged in, the refueling of nuclear-powered aircraft carriers, our financial position, results of operations, or cash flows would likely be adversely affected.

We also compete in the shipbuilding engineering, planning, and design market with companies that provide engineering support services. Such competition increases the risk we may not be the successful bidder on future U.S. Navy engineering proposals, including aircraft carrier research and development, submarine design, and surface combatant and amphibious assault ship program contracts.

Our Mission Technologies segment also is highly competitive and competes domestically and internationally against mid to large A&D companies and non-traditional defense companies that may have more financial resources or capabilities. The success of our Mission Technologies division in competing depends, in part, on its ability to remain cost-competitive, respond to changes in customer acquisition strategies, accurately anticipate our customers' needs, and differentiate its products and services offerings from other market participants.

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

We derive a portion of our revenues from programs with the U.S. Government that are classified or subject to security restrictions that preclude the dissemination of information. In general, access to classified information, technology, facilities or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability and may also require appropriate facility clearances and other specialized infrastructure. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified business and our business overall. However, historically the business risks associated with our classified programs have not differed materially from those of our other government contracts.

Business and Operational Risk Factors

Cost growth on flexibly priced contracts that does not result in higher contract prices reduces our profit and exposes us to the potential loss of future business.

Our operating income is adversely affected when we incur certain contract costs or certain increases in contract costs that cannot be billed to customers. Contract cost growth has occurred and may occur in the future when expenses to complete a contract increase and/or differ materially from our initial estimates. Factors that have caused, and may in the future cause, contract cost growth include, but are not limited to, inflation, changes in trade policy (including tariffs), technical challenges, manufacturing difficulties, delays, workforce-related issues, including labor shortages and reduced productivity, changes in the nature and complexity of the work performed, the timeliness, availability and cost of materials or equipment, subcontractor performance or product quality issues, performance delays, availability and timing of customer funding, changes in trade policy, and natural disasters. A significant increase in contract costs from our original cost estimates on one or more contracts could have a material adverse effect on our financial position, results of operations, or cash flows.

Our risk and ability to recover costs vary with the type of contract under which we are performing: firm fixed-price, fixed-price incentive, cost-type, or time and material.

Approximately 46% of our revenues in 2025 were generated under fixed-price incentive contracts, approximately 50% were generated under cost-type contracts, approximately 1% were generated under time and material contracts, and approximately 3% were generated under firm fixed-price contracts. Fixed-price contracts generally tend to have more financial risk than cost-type contracts, including as a result of inflationary pressures, wage pressures and labor shortages, and supplier challenges. These contracts increase the risk that we may not recover our costs or will generate less profit or a loss if our costs exceed initial estimates. With cost-type contracts, allowable costs are generally subject to reimbursement plus an award or incentive fee, which is uncertain and may be earned over time. Under each type of contract, our operating results could be adversely affected if we are unable to control costs, particularly if we are unable to negotiate an increase in contract price, or recover increased costs, with our customers.

U.S. Government contracts often extend for years, and unforeseen events, such as technology difficulties, fluctuations in the price of raw materials, a significant increase in or sustained period of higher inflation, new or increased tariffs, supplier issues, including equipment delays, challenging labor market conditions, unexpected rework, and cost overruns, have in the past resulted, and may in the future result, in contract prices becoming less favorable or even unprofitable to us over time. Higher interest rates resulting from inflationary pressures can also impact the fair values of our contracts. Moreover, if we fail to meet contract deadlines or specifications, we may be required to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer major losses if the customer exercises its right to terminate.

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

Our business may be adversely affected if we are unable to attract, train, and retain qualified personnel.

Our performance and growth is dependent upon our ability to identify, attract, train, and retain sufficient qualified personnel with the requisite skills in multiple areas, including: engineering, nuclear, trades and crafts, manufacturing, information technology, and cybersecurity, and who share our values and culture. We also must be able to attract and retain personnel who can obtain and maintain required security clearances. It can be difficult to replace personnel with the required skills, experience, and/or clearances if we experience unplanned attrition.

A growing portion of our current workforce is nearing or eligible for retirement. If we lose experienced personnel and are unable to hire new qualified personnel, develop and train inexperienced employees, and successfully manage the short and long-term transfer of critical knowledge and skills our business could be adversely affected. We have recently experienced situations where our personnel have failed to achieve expected performance improvements on certain of our long-term contracts, which resulted in unexpected inefficiency, and in some cases, required rework, which negatively impacted our ability to achieve certain performance milestones under those contracts. Our ability to overcome these challenges in the short and long term will have a significant impact on our results of operations, financial condition, and cash flows.

We have experienced, and expect to continue to experience, significant challenges hiring and retaining personnel with relevant qualifications and experience, which has negatively impacted, and may continue to negatively impact, our results of operations, financial condition, and cash flows, and could impact our ability to perform under our contracts and compete for new contracts. Competition for talent is intense, and this has affected, and may continue to affect, our ability to successfully attract or retain personnel with the requisite skills or clearances. We continue to face increased competition for talent, both with traditional defense companies and commercial companies, and with increasing wage rates. We also compete with commercial technology companies outside of the shipbuilding and defense industry for qualified technical positions. These companies may be able to offer more attractive compensation and other benefits to candidates, including in the recruitment of our existing employees. In addition, we may be limited in the amount and terms of compensation we are able to offer our executive officers or other employees as a U.S. defense contractor under certain circumstances. We have also experienced higher labor, recruiting, and training costs to attract and retain such employees, which has impacted our results of operations, financial condition, and cash flows. A shortage of skilled employees has and may continue to impact our ability to perform our contracts and may impact our ability to compete for new contracts.

Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing.

We rely on third parties to provide raw materials, major components and sub-systems, hardware elements, and sub-assemblies for our products and to perform certain services we provide to our customers, in compliance with applicable laws and regulations, including applicable Department cybersecurity requirements. For example, our U.S. Government contracts require us to procure certain materials, components, and parts from supply sources approved by the customer and/or are restricted from procuring products or services from certain sources. Disruptions and performance issues from our suppliers and subcontractors, unanticipated cost growth for the products and services they provide, or inconsistencies between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, have adversely impacted and may in the future impact our ability to meet our commitments to customers. Our ability to satisfy our obligations on a timely basis are adversely affected if one or more of our suppliers or subcontractors are unable to provide agreed-upon products, materials, or services in a timely, compliant, and cost-effective manner, or they otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to meet expectations could also result in our need to transition to alternate parties, if available, which could result in significant incremental cost and delay, or the need for us to provide other supplemental support to our existing suppliers and subcontractors.

Our costs to manufacture our products can increase over the terms of our contracts, including as a result of increases in material costs and wages. Although we may be protected from increases in material costs through cost escalation provisions, the difference in basis between our actual material costs and industry indices may expose us to cost recovery risk. Our bids for longer-term firm fixed-price contracts typically include assumptions for labor and other contract costs that historically have been sufficient to cover cost increases over the period of performance. However, our profitability may be adversely affected if these cost assumptions are not sufficient to cover potential contract cost growth. In addition, significant delays in deliveries of key raw materials, which may occur due to material shortage or pricing, could have a material adverse effect on our financial position, results of operations, or cash flows.

In some cases, only one supplier may exist for certain components and parts required to manufacture our products. The inability of a sole source supplier to provide a necessary component or part on a timely, compliant, and cost-effective basis could increase our contract cost and affect our ability to satisfy our contract obligations.

Our procurement practices are intended to provide materials, components, parts, and services that meet contract specifications and reduce the likelihood of our procurement of unauthorized, non-compliant, or deficient goods and services. We rely on our subcontractors and suppliers to comply with applicable laws, regulations, and the obligations set forth in the HII Supplier Code of Conduct, through representations and certifications from our subcontractors and suppliers regarding such compliance. We also conduct technical assessments, inspections, and audits, as necessary, with subcontractors and suppliers. Notwithstanding the actions we take to mitigate the risk of receiving non-compliant materials, components, parts, and services, subcontractors and suppliers sometimes provide us with unauthorized, non-compliant, or deficient goods and services, which can increase our contract costs and impact our ability to satisfy our contract obligations to our customers.

Our success depends, in part, on our ability to increase our current and future shipbuilding capacity. If we are unable to do so, or to do so in a cost-effective manner, our business could be materially adversely affected.

We expect that we will need to increase our shipbuilding capacity to meet current and future production demands. We are utilizing and may in the future utilize one or more strategies to increase such capacity including, among others, increasing investment in our current shipyards, identifying and retaining additional qualified personnel, utilizing third parties to support production needs, and identifying efficiencies in our current production process to support increased production. We also may seek to increase our capacity through acquisitions, partnerships, or other arrangements. Our ability to increase capacity is subject to risks and uncertainties. We cannot provide any assurances that we will be able to successfully expand production capacity, or to do so on a cost-effective basis. In addition, our ability to expand our shipbuilding capacity will also depend greatly on our ability to hire, train, and retain an adequate number of personnel, in particular personnel with the appropriate level of knowledge, background and skills. If we are unable to hire such personnel, our business and financial results would be negatively impacted.

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

Changes in key estimates and assumptions associated with postretirement benefit plans, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could significantly affect our pension and other postretirement benefit obligations and related expenses.

Our pension and other postretirement benefit obligations, such as retiree health care costs, are dependent upon various estimates and assumptions, including discount rates, mortality and expected long-term rates of return on plan assets. Changes to these estimates and assumptions and differences between expected and actual returns on plan assets could significantly impact our retirement related expense, the funded status of benefit plans, and contributions to our defined benefit pension and other postretirement benefit plans, which could have material adverse effects on our financial position, results of operations, or cash flows. In addition, pension cost recoveries under CAS for our U.S. Government contracts occur in different periods from those in which pension expense is recognized under accounting principles generally accepted in the United States ("GAAP") or the periods in which we make contributions to our benefit plans, and changes to estimates and assumptions and differences between expected and actual returns could adversely affect the timing of those pension cost recoveries.

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

We could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.

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

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. We rely on this infrastructure to process, transmit, and store electronic information, including classified and other sensitive information of the U.S. Government. We face substantial cybersecurity threats, including threats to our and the U.S. Government's proprietary and classified information from advanced nation state threat actors and non-state actors, sophisticated cybercrime syndicates, hacktivists, and insiders. These cybersecurity threats are continuously evolving and include security breaches (whether through cyber attack, cyber intrusion, or insider threat) via the internet; malicious software, including ransomware; computer viruses; attachments to emails; persons inside our organization or with access to systems inside our organization; subcontractors or suppliers; or other significant disruptions of our information technology networks and related systems or those of our suppliers or subcontractors, including through the use of new and emerging technologies like artificial intelligence. Some of these threats are zero-day attacks associated with previously unknown vulnerabilities in third party software products we utilize in our business.

We have experienced cybersecurity attacks and expect we will continue to experience additional attacks in the future. Cybersecurity attacks or other incidents can lead to the loss or misuse of sensitive information or capabilities; theft or corruption of data; harm to personnel, infrastructure or products; financial costs and liabilities; protracted interruptions of our operations and performance; significant recovery and restoration expenses; degraded performance on existing contracts; and misuse of our products. They also can harm our reputation, result in the loss of current or future contracts, including work on sensitive or classified systems for the U.S. Government, and cause us to incur significant costs or other potential liabilities, any of which could have a material adverse effect on our operations, financial position, results of operations, or cash flows. Given the persistence, sophistication, volume, and novelty of threats we face, we may not be successful in preventing or mitigating an attack that could have a material adverse effect on us, and the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

While we use robust countermeasures to mitigate the risks posed by cybersecurity threats, external and internal threat actors continuously seek to evade our cybersecurity countermeasures to gain unauthorized and unlawful access to our information technology infrastructure, assets, and data, both on premises and in the cloud. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because attempted security breaches, particularly cybersecurity attacks and cyber intrusions or disruptions, regularly occur and will continue to occur in the future and the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target. As a result, we are not always able to anticipate techniques or to implement adequate security barriers or other preventative measures.

Our customers, suppliers, subcontractors, and other business partners also face cyber and other security threats. Although we undertake cooperative efforts with our customers, suppliers, subcontractors, and other business partners to facilitate their understanding of cybersecurity threats they face and potential cybersecurity countermeasures to mitigate potential cyber attacks and other security threats, we rely substantially on the safeguards implemented by these organizations, which affects the security of our information. These organizations have varying levels of cybersecurity expertise and safeguards, and their relationships with U.S. Government contractors increases the likelihood that they are or will be impacted by the same cybersecurity threats we face.

We are also subject to disclosure and reporting obligations related to cybersecurity events. Despite rigorous processes, we may be unable to meet existing or future disclosure obligations and risk potentially having our disclosures when made misinterpreted. National security or public safety considerations may further affect, or in some instances prevent, our public disclosure of a cybersecurity incident in certain circumstances.

We could also encounter threats to our physical security, including our facilities and personnel, and threats from workplace violence, civil unrest, acts of sabotage or terrorism, and other local security issues, any of which could disrupt our business. Our customers and suppliers face similar risks that, if realized, could also adversely impact our operations. Any such events could cause delays or disruption or otherwise impact our business, and may require us to incur greater costs for security or to shut down operations for a period of time.

The occurrence and impact of these various risks are difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations, or cash flows.

We utilize artificial intelligence, which could expose us to liability, as well as regulatory, competition, reputational, or other risks, or otherwise adversely affect our business.

We utilize artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”) in connection with our business, including to enhance productivity and operational efficiency and optimize processes utilized in our business. There is inherent risk and uncertainty involved in using AI and we cannot provide assurances that our use of AI will enhance our products or services, produce the intended results, or keep pace with our competitors. We have implemented an AI Governance and Enablement Program to oversee the use of AI in our business. If the AI tools that we use are deficient, incomplete, inaccurate, biased, controversial, or otherwise flawed, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. The degraded or flawed performance of the AI tools we utilize may not be easily detectable despite internal policies and processes to identify and mitigate such deficiencies and may result from adversarial attacks that include data poisoning, malware risks, and evasion techniques which are not readily detectable. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contracts to which we are a party.

In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.

Our business is subject to significant disruption from natural disasters, environmental disasters, and other events outside of our control that could have a material adverse effect on our financial position, results of operations, or cash flows.

We have been, and may in the future be, exposed to damaging storms and other extreme weather conditions, such as hurricanes and floods (which may be exacerbated by changing weather patterns or environmental conditions), rising sea waters, environmental disasters such as oil spills, acts of terrorism, and health epidemics, pandemics, and similar outbreaks. We also may experience disruptions to electrical and other power distribution networks, information technology, and other critical infrastructure needed for normal business operations and our performance. We anticipate that our facilities and operations, particularly in regions prone to natural disasters and extreme weather events, will continue to be at risk for future natural disasters.

Natural disasters, environmental disasters, and other events outside of our control can result in significant adverse impacts to our business, including by adversely impacting our workforce and supply chain, resulting in increased costs or other financial impacts, causing schedule or production delays or temporary closures of our facilities or facilities of our customers or suppliers, or other impacts. Events impacting waterways and bodies of water used for transporting or testing our ships can cause schedule delays under our contracts with the U.S. Navy and the U.S. Coast Guard. These events also may impact our suppliers' and subcontractors' ability to perform and may disrupt the availability of raw materials and supplies needed for our performance.

Although we endeavor to mitigate the risk associated with these events, if insurance or other means of recovery or risk mitigation are unavailable or insufficient, or if we experience delays in such recovery, the damage and adverse impacts caused by such events may be significant, and our financial position, results of operations, or cash flows could be materially adversely affected.

Our business could be negatively impacted if we are unsuccessful negotiating new collective bargaining agreements.

Approximately 45% of our employees are covered by a total of 13 collective bargaining agreements. Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. We generally have been able to renegotiate renewals to expiring agreements without significant disruption of operating activities. While we believe we maintain satisfactory relationships with our represented workers, it is possible we may experience difficulties with renewals and renegotiating expiring collective bargaining agreements. We have experienced in the past work stoppages, strikes, and other labor disruptions associated with the collective bargaining of new labor agreements. If we experience such events in the future, or if our employees pursue new collective representation, we could incur additional costs or work delays that could adversely affect programs served by employees who are covered by collective bargaining agreements.

Changes in future business conditions could cause business investments, recorded goodwill, and/or purchased intangible assets to become impaired, resulting in losses and write-downs that would reduce our operating income.

Acquisitions involve estimates, assumptions, and judgments to arrive at acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. As of December 31, 2025, goodwill and purchased intangible assets from prior business acquisitions accounted for approximately 21% and 5%, respectively, of our total assets. Notwithstanding our acquisition process and business integration efforts, actual operating results of businesses we acquire or in which we invest may vary from expectations. In such events, we may be required to write down our carrying values of the related goodwill, purchased intangible assets, or investments. A significant decrease in expected cash flows or unfavorable changes in market conditions, including declines in the trading price of our common stock, may indicate potential impairment of recorded goodwill or purchased intangible assets. Significant write-offs of goodwill or other purchased intangible assets could have a material adverse effect on our financial condition or results of operations.

Legal and Regulatory Risk Factors

As a U.S. Government contractor, we are heavily regulated and could be adversely affected by changes in regulations or negative findings from a U.S. Government audit or investigation.

As a U.S. Government contractor, we are subject to significant legal regulatory requirements, including specific regulations related to our nuclear operations. Government contracting requirements increase our contract performance costs and compliance costs and risks, and change on a routine basis. In addition, our nuclear operations are subject to an enhanced regulatory environment, which results in further performance and compliance requirements and higher costs. New laws, regulations, or procurement requirements, or changes to existing ones (including, for example, regulations related to cybersecurity, information and data protection, environment, cost accounting, taxes, pensions, counterfeit parts, specialty metals, and use of certain non-U.S. equipment, among others), can increase our performance costs and compliance costs and risks, and reduce our profitability. In addition, if we are found to have engaged in illegal activities, or are found to not be presently responsible, as defined under the FAR, we may be subject to reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment.

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

If we or those with whom we do business do not comply with the laws, regulations, rules, contract terms, and processes to which we are subject or if customer business practices or requirements change significantly, including with respect to allowable costs, it could affect our ability to compete, have a significant adverse impact on our reputation, and have a material adverse effect on our financial position, results of operations and/or cash flows.

We are subject to investigations, claims, litigation, disputes and other legal proceedings that could ultimately be resolved against us.

The size, nature, and complexity of our business make us highly susceptible to investigations, claims, litigation, disputes, and other legal proceedings. We are and may become subject to various legal proceedings across a broad array of matters, including but not limited to, administrative, civil, and criminal litigation, class actions, environmental claims, income tax proceedings, antitrust claims, compliance proceedings, customer claims, enforcement actions, audits, investigations and other legal proceedings, which can divert financial and management resources and result in fines, penalties, compensatory, treble, or other damages, or nonmonetary sanctions. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges. Suspension or debarment or criminal resolutions in particular could have a material adverse effect on our business because of our reliance on government contracts and authorizations. Any litigation, claim, dispute, audit, or investigation, even if pending or not ultimately substantiated or if fully indemnified or insured, could negatively impact our reputation among our customers and the public and make it more difficult for us to compete effectively or acquire adequate insurance in the future. The negative resolution of investigations, claims, litigation, disputes or other legal proceedings could have a material adverse effect on our financial position, results of operations, or cash flows. See Note 14: Investigations, Claims, and Litigation in Item 8.

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

Our business may be affected by environmental impacts, including changing weather patterns or environmental conditions and evolving legal and regulatory requirements and stakeholder sentiment. Changes in environmental laws or regulations, including regulations on greenhouse gas emissions, carbon pricing, energy taxes, product efficiency standards, mandatory disclosure obligations, and other requirements, could increase our operational and compliance expenditures and those of our suppliers, including increased energy and raw materials costs and costs associated with manufacturing changes. We also may be impacted by evolving stockholders or other stakeholder sentiment regarding environmental matters.

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

We may be subject to potential liabilities, including for personal injury and harm to human health, property damage, environmental harm, and reputational harm arising out of such incidents or hazardous activities and operations, whether or not the cause was within our control, and insurance and/or indemnification may not be reasonably available. Subject to certain requirements and limitations, our contracts with the U.S. Navy and DoE generally provide for indemnity by the U.S. Government for costs arising out of or resulting from our nuclear operations. We may not, however, be indemnified for all liabilities we may incur in connection with our nuclear operations. To mitigate risks related to our commercial nuclear operations, we rely primarily on insurance carried by nuclear facility operators and our own limited insurance for losses in excess of the coverage of facility operators. Such insurance, however, may not be sufficient to cover our costs in the event of an accident or business interruption relating to our commercial nuclear operations, which could have a material adverse effect on our financial position, results of operations, or cash flows.

Our business and reputation may be adversely affected by the improper conduct of employees, agents, suppliers, subcontractors, business partners, or joint ventures in which we participate.

We may be liable for the misconduct of employees, agents, or others working with us or for us, including subcontractors and suppliers, due to their violations of applicable laws or regulations, including laws governing improper payments to government officials, the protection of export controlled or classified information, false claims, procurement integrity cost accounting and billing, antitrust and competition, information security and data privacy, and contract terms. We have implemented a compliance program that is designed to prevent and detect misconduct. However, we cannot ensure that we will prevent all such misconduct. We have been, and may in the future be, impacted by such misconduct. Any improper conduct by our employees, agents, or others with whom we do business or who are working on our behalf could subject us to administrative, civil, or criminal investigations and enforcement actions, monetary and non-monetary penalties, liabilities, and the loss of privileges or other sanctions including suspension or debarment, which could have a material adverse effect on our financial position, results of operations, or cash flows.

The risk of improper conduct may increase as we expand our operations globally, including as we pursue opportunities with new partners. We may be unable to prevent misconduct or violations of applicable laws by these joint ventures (including their officers, directors and employees) or our business partners. Moreover, actions that are inconsistent with our culture and values, including with respect to product safety or quality, legal or regulatory compliance, financial reporting, or people management, may cause us significant reputational damage.

Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.

We are subject to income and other taxes in the U.S. (federal and state) and foreign jurisdictions. Changes in applicable tax laws and regulations or their interpretation and application, including those with retroactive effect, have affected and could affect our tax expense and profitability and cash flows. On July 4, 2025, Public Law 119-21 (the “Act”) was signed into law. The Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impacts corporations, including making certain business deductions permanent, such as bonus depreciation and immediate expensing of domestic research and development expenditures. In addition, the Act allows for an acceleration of the deduction for the remaining unamortized domestic research and development expenditures capitalized during the 2022 through 2024 tax years. These unamortized expenditures can be deducted over one or two years. The impacts of the Act on domestic research and development expenditures and bonus depreciation were recorded in the Company’s financial statements as of December 31, 2025. See Note 12: Income Taxes in Item 8.

In addition to future changes in tax laws, the amount of net deferred tax liabilities will change periodically as a result of a number of factors, including the measurement of our defined benefit pension plans, actual cash contributions to our defined benefit pension plans, changes in the timing of contract taxable income, and changes in the amount and timing of depreciation and amortization deductions. We are also regularly under audit or examination by taxing authorities, including foreign tax authorities. The final determination of tax liabilities and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows. See Note 12: Income Taxes in Item 8.

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

Certain provisions of our Certificate of Incorporation and Bylaws may have the effect of delaying, deterring, or preventing a change in control that stockholders might consider favorable. These provisions include ones that require advance notice of stockholder proposals and director nominations and authorize our board of directors to issue one or more series of preferred stock. We also are subject to the anti-takeover provisions under Delaware law, which impose additional restrictions on mergers and other business combinations.

In addition, our contracts with the U.S. Navy for our nuclear shipbuilding operations require us to provide the U.S. Navy with notice of any potential change of control of our nuclear shipbuilding operations and receive the U.S. Navy's consent to transfer certain related licenses to facilitate the Navy's ability to confirm that a potential buyer would continue to conduct our operations in a satisfactory manner. Even in the absence of a takeover attempt, the existence of these provisions may be viewed as discouraging a takeover event in the future.

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

We can provide no assurance we will pay dividends or repurchase shares of our common stock.

Our payment of dividends and share repurchases could vary from historical practices. The payment of cash dividends and repurchases of our common stock are subject to limitations under Delaware law, other applicable laws and regulations, and the discretion of our board of directors. Share repurchases also are subject to management’s discretion after consideration of various factors, including our share price, results of operations, capital requirements, and general business conditions. In addition, as a U.S. defense contractor, the Company may not be permitted to pay dividends or repurchase our common stock under certain circumstances, including if the U.S. Government determines that we are underperforming on our contracts. Therefore, there can be no assurance that we will pay quarterly dividends or repurchase shares of our common stock.

Market volatility and adverse capital market conditions may affect our ability to access cost-effective sources of funding.

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

As part of our business strategy, we regularly review, identify, and evaluate potential investments, acquisitions, joint ventures, strategic partnerships and teaming or other collaborative arrangements. We aim to pursue opportunities that align with and complement our business and growth objectives. When evaluating potential opportunities, we make significant judgments regarding the value of the opportunity, potential costs, and other liabilities associated with opportunity. These transactions often involve other risks and uncertainties and require substantial management resources and can divert management's attention from our existing business. Unidentified or identified but un-indemnified or uninsured pre-closing liabilities could affect our future financial results, particularly through successor liability under procurement laws and regulations, such as the False Claims Act or Truthful Cost or Pricing Data Act, anti-corruption, environmental, tax, import export, and technology transfer laws, which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation, and other liabilities. Any of the foregoing could adversely affect our business and results of operations.

Joint ventures, partnerships, and other non-controlling investments operate under shared control with other parties. These arrangements typically include many of the same risks and uncertainties, but may also expose us to additional risks not present if we retained full control. A joint venture partner may have economic or other business interests that are inconsistent with our interests, and we may be unable to prevent strategic decisions that may adversely affect our business, financial condition, and results of operations. We also could be adversely affected by, or liable for, actions taken by joint ventures that we do not control, or actions taken by members of the joint ventures, including violations of anti-corruption, import and export, taxation, and anti-boycott laws.

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
•reviewing and assessing our information technology disaster recovery capabilities; and
•reviewing our assessment of cybersecurity threats and risks associated with our supply chain and actions we are taking to address such threats and risks.

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

Management’s Role and Expertise in Assessing and Managing Cybersecurity

Our Cybersecurity and Information Technology organization is led by our CIO, who is responsible for cybersecurity risk management, with oversight by the Cybersecurity Committee of the board of directors. Our CIO has more than 25 years of experience in the IT industry. Since 2008, he has held senior-level and CIO positions for several companies, each of which included responsibilities or influence for cybersecurity implementation, delivery, and oversight.

Our CISO executes the Cybersecurity Program with the support of the Cybersecurity Management Team, which has extensive cybersecurity expertise to protect and defend our networks, physical systems, infrastructure, and data from cybersecurity risks. Our CISO has more than 25 years of experience with HII and over 20 years of experience in cybersecurity and information technology. He has specific experience in the following cybersecurity areas: Cyber & IT security policy & governance; information risk management; cybersecurity strategic planning and integration; enterprise infrastructure; cybersecurity engineering; incident response and remediation; supply chain cyber risk management; cybersecurity awareness training; M&A cyber risk management; identity and access management; disaster recovery; and cybersecurity regulation compliance.

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

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed in Item 1A. Risk Factors, specifically the risks titled "We could be negatively impacted by security threats, including cybersecurity threats, and related disruptions" and "Our earnings and profitability depend, in part, upon subcontractor performance and raw material and component availability and pricing," the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

ITEM 2. PROPERTIES

Our principal properties are located in Pascagoula, Mississippi; Fairfax, McLean, and Newport News, Virginia; and Washington, D.C.

Ingalls - The primary properties comprising our Ingalls operating segment are located in Pascagoula, Mississippi.

Our Pascagoula shipyard facilities are located on approximately 800 acres on the banks of the Pascagoula River where it flows into the Mississippi Sound. This shipyard offers a collection of manufacturing capabilities, including a 660-ton gantry crane and a Land Based Test Facility. We lease the west bank of our Pascagoula shipyard from the State of Mississippi pursuant to a 99-year lease, consisting of a 40-year base term plus six optional terms. We anticipate continued use of this facility for the remaining 41 years of the lease and beyond.

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

In January 2025, the Company acquired substantially all of the assets of W International SC, LLC and Vivid Empire SC, LLC (collectively “W International”), a South Carolina-based complex metal fabricator specializing in the manufacture of shipbuilding structures, modules, and assemblies. The acquired assets include advanced production facilities with state-of-the-art equipment, tooling, and infrastructure used to fabricate complex metal modules and structures, and are located on a leased 45-acre site with more than 480,000 square feet of manufacturing space. The site has barge and rail access, and is strategically located near Charleston, in a region with a rapidly growing shipbuilding ecosystem and highly skilled trades workforce.

Mission Technologies - The properties comprising our Mission Technologies operating segment are located throughout the United States, United Kingdom, and Australia. Our Mission Technologies headquarters are in Fairfax and McLean, Virginia. We lease and own properties related to our operations in approximately 52 cities, consisting of both corporate support locations and contract performance locations. We also have employees working at customer sites throughout the United States and in other countries.

As of December 31, 2025, we had major operations in Honolulu, Hawaii; Odon, Indiana; Annapolis Junction and Hanover, Maryland; Syracuse, New York; Beavercreek and Dayton, Ohio; Alexandria, Suffolk, and Virginia Beach, Virginia; Pocasset, Massachusetts; and Orlando, Florida.

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

Stockholders

The approximate number of our common stockholders was 11,239 as of January 30, 2026.

Annual Meeting of Stockholders

Our Annual Meeting of Stockholders is currently scheduled to be held on April 29, 2026.

Dividend

For the years ended December 31, 2025 and 2024, we declared dividends on common stock totaling $5.43 and $5.25 per share, respectively. While we expect to continue paying dividends, the declaration of cash dividends is at the discretion of our board of directors, considered in the context of the current conditions, including our earnings, other operating results, capital requirements, and applicable laws and regulations.

Stock Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2020, to the Standard & Poor's ("S&P") 500 Index and the S&P Aerospace and Defense Select Index.

Total Stockholder Returns

250
200
150
100
50
Index Value ($)
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1),(2)
October 1, 2025 to October 31, 2025	—	$—	—	$1,352.3
November 1, 2025 to November 30, 2025	—	—	—	1,352.3
December 1, 2025 to December 31, 2025	—	—	—	1,352.3
Total	—	$—	—	$1,352.3
(1) From the stock repurchase program's inception through December 31, 2025, we have purchased 14,584,709 shares at an average price of $167.82 per share for a total of $2.4 billion.
(2) In November 2012, we announced the establishment of our stock repurchase program. In January 2024, our board of directors authorized an increase in the stock repurchase program to $3.8 billion and an extension of the term to December 31, 2028.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read along with the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K along with the other sections of this Form 10-K, including Item 1A. Risk Factors, as well as Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2024.

Business Environment

The United States political and economic environment in 2025 has been shaped by renewed national emphasis on industrial resilience, defense readiness, and maritime strength. However, against a backdrop of heightened geopolitical tension and domestic policy realignment, we continue to see uncertainty in the economy, our industry, and our company. Our customers, suppliers, and subcontractors continue to face challenges. We cannot predict how long these challenges will continue, whether these challenges will change over time, or whether our actions to address these challenges will be successful.

U.S. Political and Economic Environment – The political and economic landscape of the United States in 2025 has been characterized by policy realignment and a complex macroeconomic environment. The Trump Administration (the "Administration") has pursued a renewed emphasis on domestic production, trade protectionism, and deregulation, particularly across the energy, manufacturing, and technology sectors. Heightened political polarization and intermittent fiscal disputes, including a historic 43-day funding lapse, have underscored the challenges of policy continuity and long-term fiscal planning. Despite these disruptions, defense spending continues to benefit from strong bipartisan support, with consensus around the need to maintain U.S. technological superiority and military readiness amid rising global security challenges.

The Administration’s “America First” economic and security agenda has accelerated efforts to repatriate critical manufacturing and expand production capacity. Policy initiatives have prioritized procurement reform, domestic sourcing mandates, and investment incentives to stimulate innovation in advanced defense technologies, including hypersonics, cyber defense, artificial intelligence, and space systems.

Economically, the United States continues to experience inflationary pressures and elevated interest rates. The economic and policy environment remains fluid, with the main variables revolving around tariffs and immigration. Fiscal conditions remain constrained, with federal debt exceeding 120% of GDP, highlighting the imbalances within the broader economy.

For the defense sector, these macroeconomic conditions have resulted in mixed impacts. While higher borrowing costs and input inflation have placed pressure on working capital and contract execution, strong defense demand and federal funding have continued to support revenue stability across the industrial base. Increased emphasis on domestic sourcing and production security has also stimulated capital investment in U.S. manufacturing facilities and supplier networks.

Supply chain realignment remains a central theme in 2025. Continued global disruptions and tariff adjustments have encouraged U.S. defense firms to diversify supplier networks, enhance vertical integration, and invest in advanced manufacturing technologies. Federal programs aimed at supporting small and mid-tier suppliers have further reinforced the broader defense ecosystem.

The labor market continues to present challenges for our company, our industry, and the supply chain. Our ability to increase throughput and meet production schedules is directly impacted by labor availability and performance. We monitor labor market conditions and trends and work to mitigate the effects of labor challenges through a variety of measures. Challenges in the labor market are addressed through targeted talent acquisition, partnerships with community colleges, apprentice school sourcing and recruiting, workforce succession planning, and initiatives to retain employees. Labor shortages and retention are also impacting our supply chain, resulting in longer lead times for materials, parts, and other supplies. Our supply chain has been impacted further by delivery delays, raw materials shortages, and price increases caused by continued inflationary pressures.

The shipbuilding defense industry is unique in many ways. It is both capital- and skilled labor-intensive. The U.S. Navy, a large single customer with many needs and requirements, dominates the industry's customer base and is served by a fragile supplier base that has trended toward exclusive providers. The Department continues to adjust its procurement practices and streamline acquisition organizations and processes in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. Additionally, the U.S. Navy must compete with other national priorities, including other defense activities, non-defense discretionary spending, and entitlement programs, for a share of federal budget funding. While the impact to our business resulting from these developments remains uncertain, they could have a material impact on current programs, as well as new business opportunities with the Department.

Defense Spending Environment – On May 2, 2025, the Administration released the President's topline recommendations on discretionary funding levels for fiscal year 2026, followed by detailed budget justification documents in June. Additionally, under the Act, Congress provided mandatory funding of more than $29 billion for Shipbuilding and the Maritime Industrial Base. This funding included one Virginia class (SSN 774) fast attack submarine and two Arleigh-Burke class (DDG 51) guided-missile destroyers, and provided additional funding for amphibious warfare ships and unmanned surface vessels.

Overall, the fiscal year 2026 NDAA authorizes $900.6 billion in national security funding. The legislation supports our shipbuilding priorities with a total authorization of $26 billion for shipbuilding programs, including procurement authorization for the third Columbia class (SSBN 826) submarine and advance procurement for future submarines, one Virginia class (SSN 774) fast attack submarine and advance procurement for future submarines, advance procurement for future Arleigh-Burke class (DDG 51) class destroyers, and full funding for the Gerald R. Ford class (CVN 78) aircraft carrier program. Additionally, the fiscal year 2026 NDAA provides authorization for William J. Clinton (CVN 82) and George W. Bush (CVN 83), including incremental funding, advance construction, and advance procurement authorities; incremental funding and authorization for up to five Columbia class (SSBN 826) submarines; and continuous production authority for certain components of Virginia class (SSN 774) submarines.

Fiscal year 2026 began on October 1, 2025 without annual appropriations legislation or a continuing resolution. As a result, parts of the U.S. Government temporarily shut down. On November 12, after a 43-day federal government shutdown, lawmakers passed and the President signed a continuing resolution funding the government until

January 30, 2026. Lawmakers also passed three annual funding bills – Military Construction-VA, Agriculture-FDA, and Legislative Branch – to fund parts of the government long-term.

The negotiated fiscal year 2026 defense appropriations bill includes continued incremental funding for Enterprise (CVN 80) and Doris Miller (CVN 81), along with advance procurement for William J. Clinton (CVN 82); continued funding for the RCOH of USS John C. Stennis (CVN 74); funding for the Virginia class (SSN 774) and Columbia class (SSBN 826) submarine programs; advanced procurement for the Arleigh Burke class (DDG 51) program, including additional funding for shipyard infrastructure and wage enhancements; and funding for long-lead-time materials for the new frigate program. Additionally, the bill provides $1.5 billion for the Maritime Industrial Base to invest in critical areas including supplier capacity and capability, strategic outsourcing, workforce training, and technology and infrastructure.

Global Geopolitical Environment – The global geopolitical and economic environment continues to be impacted by uncertainty, heightened geopolitical tensions, and instability. Geopolitical relationships continue to change, and the U.S. and its allies face a global security environment that includes threats from state and non-state actors, including major global powers, as well as terrorist organizations, emerging nuclear tensions, diverse regional security concerns, and political instability. These global threats persist across all domains, from undersea to space to cyber, and the global market for defense products, services, and solutions is driven by these complex and evolving security challenges. In addition, changes in the global economic environment, including changes in international trade policies, including those imposing tariffs, could further impact the global market for defense products. Our current operating environment exists in the broader context of political and socioeconomic priorities and reflects, among other things, the continued impact of and uncertainty surrounding geopolitical tensions, financial market volatility, inflation, trade policy, and a challenging labor market.

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

•Time and Materials Contracts - Time and materials contracts specify a fixed hourly billing rate for each direct labor hour expended and reimbursement for allowable material costs and expenses.

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

•Revenue recognition;
•Retirement related benefit plans; and
•Workers' compensation.

See Note 2: Summary of Significant Accounting Policies in Item 8 for further information.

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

We calculate our retirement related benefit plan costs under both CAS and GAAP ("FAS"). The calculations under CAS and FAS require significant judgment. CAS prescribes the determination, allocation, and recovery of retirement related benefit plan costs on U.S. Government contracts through the pricing of products and services. FAS prescribes the methodology used to determine retirement related benefit plan expense or income, as well as the liability, for financial reporting purposes. The CAS requirements for these costs and their calculation methodologies differ from FAS. As a result, while both CAS and FAS use assumptions in their calculation methodologies, each method results in different calculated amounts of retirement related benefit plan costs.

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

Differences arising from actual experience or changes in assumptions might materially affect retirement related benefit plan obligations and the funded status. Actuarial gains and losses arising from differences between assumptions and actual experience or changes in assumptions are deferred in accumulated other comprehensive loss. This unrecognized amount is amortized as a component of net expense to the extent it exceeds 10% of the greater of the plan's benefit obligation or plan assets. The amortization period for actuarial gains and losses is the estimated average remaining service life of the plan participants. In 2025, the actual return on assets was approximately 10.7%, which was more than the expected return assumption of 8.00%. For the year ended December 31, 2025, the weighted average discount rates for our pension and other postretirement benefit plans decreased by 26 and 37 basis points, respectively. The difference in asset returns resulted in an actuarial gain of $187 million, and the discount rate changes resulted in an actuarial loss of $181 million for the year ended December 31, 2025.

An increase or decrease of 25 basis points in the discount rate and the expected long-term rate of return assumptions would have had the following approximate impacts on pension expense and obligations:

($ in millions)	Increase (Decrease) in 2026 Expense	Increase (Decrease) in December 31, 2025 Obligations
25 basis point decrease in discount rate	$(1)	$177
25 basis point increase in discount rate	1	(168)
25 basis point decrease in expected return on assets	18
25 basis point increase in expected return on assets	(18)

Assuming a 7.90% expected return on assets assumption, a $50 million pension plan contribution is generally expected to favorably impact the current year expected return on assets by approximately $2 million, depending on the timing of the contribution.

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

Accumulated Other Comprehensive Loss - Changes in assumptions and changes to plan assets and benefit obligations due to differences between actuarial assumptions and actual results are reported as actuarial gains and losses and recorded in accumulated other comprehensive loss, along with unrecognized prior service costs arising from plan amendments. As disclosed in Note 17: Employee Pension and Other Postretirement Benefits in Item 8, net pre-tax unrecognized actuarial gains as of December 31, 2025 and 2024 were $13 million and $59 million, respectively. The decrease in actuarial gains in 2025 was primarily driven by lower discount rates used to determine benefit obligations of $181 million, amortization of previously unrecognized actuarial losses of $11 million, offset by higher than expected asset returns of $187 million.

Net pre-tax unrecognized prior service costs (credits) as of December 31, 2025 and 2024 were $98 million and $111 million, respectively. These net deferred costs (credits) primarily originated from plan amendments, including those resulting from collective bargaining agreements. The change in unrecognized prior service costs (credits) in 2025 resulted from plan amendments and the amortization of previously accumulated prior service costs (credits).

Workers' Compensation

Our operations are subject to federal and state workers' compensation laws. We maintain self-insured workers' compensation plans and participate in federally administered second injury workers' compensation funds. We estimate the liability for such claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include our historical loss experience and projected loss development factors. We periodically, and at least annually, update our assumptions based on an actuarial analysis. For further information on workers’ compensation, see Note 16: Commitments and Contingencies in Item 8.

Accounting Standards Updates

See Note 3: Accounting Standards Updates in Item 8 for further information.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Year Ended December 31			2025 over 2024		2024 over 2023
($ in millions)	2025	2024	2023	Dollars	Percent	Dollars	Percent
Sales and service revenues	$12,484	$11,535	$11,454	$949	8%	$81	1%
Cost of product sales and service revenues	10,899	10,085	9,808	814	8%	277	3%
Income from operating investments, net	46	49	37	(3)	(6)%	12	32%
Other income and gains, net	3	9	120	(6)	(67)%	(111)	(93)%
General and administrative expenses	977	973	1,022	4	—%	(49)	(5)%
Operating income	657	535	781	122	23%	(246)	(31)%
Interest expense	(105)	(95)	(95)	(10)	(11)%	—	—%
Non-operating retirement benefit	190	179	148	11	6%	31	21%
Other, net	35	24	19	11	46%	5	26%
Federal and foreign income taxes	172	93	172	79	85%	(79)	(46)%
Net earnings	$605	$550	$681	$55	10%	$(131)	(19)%

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

Sales and service revenues for the year ended December 31, 2025, increased $949 million, or 8%, compared to the same period in 2024, due to higher volumes at Newport News, Ingalls, and Mission Technologies.

Net Cumulative Catch-up Revenue Adjustments

For the years ended December 31, 2025, 2024, and 2023, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Year Ended December 31
($ in millions)	2025	2024	2023
Gross favorable adjustments	$322	$287	$309
Gross unfavorable adjustments	(350)	(413)	(191)
Net adjustments	$(28)	$(126)	$118

See Note 7: Revenue in Item 8 and Segment Operating Results in this section for additional information on our net cumulative catch-up revenue adjustments.

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

Refer to Segment Operating Results and Product and Service Revenues and Cost Analysis in this section for details related to cost of sales for both product sales and service revenues.

Income from Operating Investments, Net

The activities of our operating investments are closely aligned with the operations of the segments holding the investments. We therefore record income related to earnings from equity method investments in our operating income.

Refer to Segment Operating Results in this section for details related to income from operating investments.

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

General and administrative expenses in 2025 increased $4 million compared to 2024. The increase was primarily due to higher state income taxes, partially offset by lower overhead costs.

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

Changes in segment operating income are typically expressed in terms of volume, as discussed in Sales and Service Revenues above, or performance. Performance refers to changes in contract profit margin rates. These changes typically relate to profit recognition associated with revisions to estimated costs at completion ("EAC"), which reflect improved or deteriorated operating performance on that contract. Operating income changes are accounted for on a cumulative to date basis at the time an EAC change is recorded. Segment operating income may also be affected by, among other things, contract performance, inflationary pressures on our supply chain, the effects of workforce stoppages and other labor-related shortfalls, the availability of raw materials, the effects of natural disasters such as hurricanes, resolution of disputed items with the customer, recovery of insurance proceeds, and other discrete events. At the completion of a long-term contract, any originally estimated costs not incurred or reserves not fully utilized, such as warranty reserves, could also impact contract earnings. Where such items have occurred and the effects are material, a separate description is provided. Refer to Segment Operating Results in this section for activity within each segment.

The following table reconciles operating income to segment operating income:

	Year Ended December 31			2025 over 2024		2024 over 2023
($ in millions)	2025	2024	2023	Dollars	Percent	Dollars	Percent
Operating income	$657	$535	$781	$122	23%	$(246)	(31)%
Operating FAS/CAS Adjustment	35	62	72	(27)	(44)%	(10)	(14)%
Non-current state income taxes	25	(24)	(11)	49	204%	(13)	(118)%
Segment operating income	$717	$573	$842	$144	25%	$(269)	(32)%

FAS/CAS Adjustment and Operating FAS/CAS Adjustment

The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with FAS and the expenses for these items included in segment operating income in accordance with CAS. The Operating FAS/CAS Adjustment excludes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

The components of the Operating FAS/CAS Adjustment were as follows:

	Year Ended December 31			2025 over 2024		2024 over 2023
($ in millions)	2025	2024	2023	Dollars	Percent	Dollars	Percent
FAS benefit	$100	$64	$30	$36	56%	$34	113%
CAS cost	55	53	46	2	4%	7	15%
FAS/CAS Adjustment	155	117	76	38	32%	41	54%
Non-operating retirement benefit	(190)	(179)	(148)	(11)	(6)%	(31)	(21)%
Operating FAS/CAS Adjustment expense	$(35)	$(62)	$(72)	$27	44%	$10	14%

The Operating FAS/CAS Adjustment in 2025 was a net expense of $35 million, compared to a net expense of $62 million in 2024. The favorable change was primarily driven by higher interest rates under FAS.

We expect the FAS/CAS Adjustment in 2026 to be a net benefit of approximately $169 million (($123) million FAS and $46 million CAS), primarily driven by higher 2025 returns on plan assets.

We expect the Operating FAS/CAS Adjustment in 2026 to be a net expense of approximately $44 million ($90 million FAS and $46 million CAS), primarily driven by lower interest rates.

The expected FAS/CAS Adjustment is subject to change during 2026, when we remeasure our actuarial estimate of the unfunded benefit obligation with updated census data and other items later in the year.

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

Non-current state income tax expense in 2025 was $25 million, compared to non-current state income tax benefit of $24 million in 2024. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures and an increase in the blended state income tax rate applied to our deferred tax balances.

SEGMENT OPERATING RESULTS

Basis of Presentation

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Year Ended December 31			2025 over 2024		2024 over 2023
($ in millions)	2025	2024	2023	Dollars	Percent	Dollars	Percent
Sales and Service Revenues
Ingalls	$3,078	$2,767	$2,752	$311	11%	$15	1%
Newport News	6,507	5,969	6,133	538	9%	(164)	(3)%
Mission Technologies	3,044	2,937	2,699	107	4%	238	9%
Intersegment eliminations	(145)	(138)	(130)	(7)	(5)%	(8)	(6)%
Sales and service revenues	$12,484	$11,535	$11,454	$949	8%	$81	1%
Operating Income
Ingalls	$233	$211	$362	$22	10%	$(151)	(42)%
Newport News	331	246	379	85	35%	(133)	(35)%
Mission Technologies	153	116	101	37	32%	15	15%
Segment operating income	717	573	842	144	25%	(269)	(32)%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(35)	(62)	(72)	27	44%	10	14%
Non-current state income taxes	(25)	24	11	(49)	(204)%	13	118%
Operating income	$657	$535	$781	$122	23%	$(246)	(31)%

Key Segment Financial Measures

Refer to Consolidated Operating Results in this section for details related to sales and service revenues and segment operating income.

Net Cumulative Catch-up Revenue Adjustments by Segment

For the years ended December 31, 2025, 2024, and 2023, net cumulative catch-up revenue adjustments by segment were as follows:

	Year Ended December 31
($ in millions)	2025	2024	2023
Ingalls	$16	$14	$91
Newport News	(64)	(154)	9
Mission Technologies	20	14	18
Net adjustments	$(28)	$(126)	$118

See Note 7: Revenue in Item 8 and Consolidated Operating Results in this section for additional information on our net cumulative catch-up revenue adjustments.

Ingalls

	Year Ended December 31			2025 over 2024		2024 over 2023
($ in millions)	2025	2024	2023	Dollars	Percent	Dollars	Percent
Sales and service revenues	$3,078	$2,767	$2,752	$311	11%	$15	1%
Segment operating income	233	211	362	22	10%	(151)	(42)%
As a percentage of segment sales	7.6%	7.6%	13.2%

Sales and Service Revenues

Ingalls sales and service revenues, including intersegment sales, increased $311 million, or 11%, in 2025 compared to 2024, primarily driven by higher volumes in surface combatants and amphibious assault ships.

Segment Operating Income

Ingalls segment operating income in 2025 was $233 million, compared to segment operating income of $211 million in 2024. The increase was primarily due to higher volumes and contract adjustments in surface combatants, partially offset by lower performance in amphibious assault ships.
Newport News

	Year Ended December 31			2025 over 2024		2024 over 2023
($ in millions)	2025	2024	2023	Dollars	Percent	Dollars	Percent
Sales and service revenues	$6,507	$5,969	$6,133	$538	9%	$(164)	(3)%
Segment operating income	331	246	379	85	35%	(133)	(35)%
As a percentage of segment sales	5.1%	4.1%	6.2%

The Company’s Newport News segment continues to experience performance challenges in the construction of aircraft carriers and the Virginia class (SSN 774) submarine program. For the year ended December 31, 2025, cumulative catch-up revenue adjustments included significant unfavorable performance adjustments on the construction of aircraft carriers and Virginia class (SSN 774) submarines, which were offset by contract incentives.

Sales and Service Revenues

Newport News sales and service revenues, including intersegment sales, increased $538 million, or 9%, in 2025 compared to 2024, primarily driven by higher volumes in submarines and aircraft carriers.

Segment Operating Income

Newport News segment operating income in 2025 was $331 million, compared to segment operating income of $246 million in 2024. The increase was primarily driven by contract adjustments in the Virginia class (SSN 774) submarine program, partially offset by contract adjustments and incentives in 2024 in the RCOH program.

Mission Technologies

	Year Ended December 31			2025 over 2024		2024 over 2023
($ in millions)	2025	2024	2023	Dollars	Percent	Dollars	Percent
Sales and service revenues	$3,044	$2,937	$2,699	$107	4%	$238	9%
Segment operating income	153	116	101	37	32%	15	15%
As a percentage of segment sales	5.0%	3.9%	3.7%

Sales and Service Revenues

Mission Technologies sales and service revenues, including intersegment sales, for the year ended December 31, 2025, increased $107 million, or 4%, compared to 2024, primarily due to higher volumes in Warfare Systems, Global Security, and Unmanned Systems, partially offset by lower volumes in All-Domain Operations.

Mission Technologies sales and service revenues, including intersegment sales, for the year ended December 31, 2024, increased $238 million, or 9%, compared to 2023, primarily due to higher volumes in All-Domain Operations and Warfare Systems.

Segment Operating Income

Mission Technologies segment operating income for the year ended December 31, 2025, was $153 million, compared to segment operating income of $116 million in 2024. The increase was primarily due to lower purchased intangible amortization, higher performance in Warfare Systems, and the higher volumes described above.

Mission Technologies segment operating income for the year ended December 31, 2024, was $116 million, compared to segment operating income of $101 million in 2023. The increase was primarily driven by higher performance in Global Security, higher equity income from operating investments, and the higher volumes described above, partially offset by the settlement of a representations and warranties insurance claim related to the acquisition of Hydroid in 2023.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following table presents segment sales and service revenues by both product and service:

	Segment Sales and Service Revenues
($ in millions)	Year Ended December 31			2025 over 2024		2024 over 2023
Segment Information	2025	2024	2023	Dollars	Percent	Dollars	Percent
Ingalls
Product	$2,597	$2,424	$2,495	$173	7%	$(71)	(3)%
Service	469	335	248	134	40%	87	35%
Intersegment	12	8	9	4	50%	(1)	(11)%
Total Ingalls	3,078	2,767	2,752	311	11%	15	1%
Newport News
Product	5,397	4,921	5,053	476	10%	(132)	(3)%
Service	1,109	1,045	1,077	64	6%	(32)	(3)%
Intersegment	1	3	3	(2)	(67)%	—	—%
Total Newport News	6,507	5,969	6,133	538	9%	(164)	(3)%
Mission Technologies
Product	139	119	116	20	17%	3	3%
Service	2,773	2,691	2,465	82	3%	226	9%
Intersegment	132	127	118	5	4%	9	8%
Total Mission Technologies	3,044	2,937	2,699	107	4%	238	9%
Segment Totals
Product	8,133	7,464	7,664	669	9%	(200)	(3)%
Service	4,351	4,071	3,790	280	7%	281	7%
Total Segment	$12,484	$11,535	$11,454	$949	8%	$81	1%

The following table presents segment cost of sales and service revenues by both product and service:

	Segment Cost of Sales and Service Revenues
($ in millions)	Year Ended December 31			2025 over 2024		2024 over 2023
Segment Information	2025	2024	2023	Dollars	Percent	Dollars	Percent
Ingalls
Product	$2,258	$2,070	$2,031	$188	9%	$39	2%
Service	409	294	207	115	39%	87	42%
Intersegment	12	8	9	4	50%	(1)	(11)%
Total Ingalls	2,679	2,372	2,247	307	13%	125	6%
Newport News
Product	4,685	4,276	4,254	409	10%	22	1%
Service	931	865	900	66	8%	(35)	(4)%
Intersegment	1	3	3	(2)	(67)%	—	—%
Total Newport News	5,617	5,144	5,157	473	9%	(13)	—%
Mission Technologies
Product	109	102	121	7	7%	(19)	(16)%
Service	2,472	2,416	2,223	56	2%	193	9%
Intersegment	132	127	118	5	4%	9	8%
Total Mission Technologies	2,713	2,645	2,462	68	3%	183	7%
Segment Totals
Product	7,052	6,448	6,406	604	9%	42	1%
Service	3,812	3,575	3,330	237	7%	245	7%
Total Segment (1)	$10,864	$10,023	$9,736	$841	8%	$287	3%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales in 2025 increased $669 million, or 9%, from 2024, primarily due to higher volumes in submarines and aircraft carriers at Newport News, and higher volumes in surface combatants and amphibious assault ships at Ingalls.

Segment cost of product sales in 2025 increased $604 million, or 9%, compared to 2024, primarily due to the higher product volumes described above.
Service Revenues and Segment Cost of Service Revenues

Service revenues in 2025 increased $280 million, or 7%, from 2024, primarily due to higher volumes in surface combatants at Ingalls, Global Security and Warfare Systems at Mission Technologies, and naval nuclear support services at Newport News, partially offset by lower volumes in All-Domain Operations at Mission Technologies.

Cost of service revenues in 2025 increased $237 million, or 7%, compared to 2024, primarily due to the changes in service volumes described above.

Service revenues in 2024 increased $281 million, or 7%, from 2023, primarily as a result of higher volumes at Mission Technologies in All-Domain Operations and Warfare Systems.

Cost of service revenues in 2024 increased $245 million, or 7%, compared to 2023, consistent with the higher service volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the year ended December 31, 2025, was $105 million, compared to $95 million in 2024. The increase was primarily driven by higher interest expense related to the 2030 and 2035 Senior Notes issued in November 2024.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

The non-operating retirement benefit in 2025 was $190 million, compared to $179 million in 2024. The favorable change was primarily driven by amortization of net actuarial costs.

Other, Net

Other, net income in 2025 was $35 million, compared to other, net income of $24 million in 2024. The increase in other, net income was primarily driven by an increase in unrealized gains on investments.

Federal and Foreign Income Taxes

Our effective tax rate on earnings from continuing operations was 22.1% in 2025, compared to 14.5% in 2024. The increase in our effective tax rate for 2025 was primarily attributable to a reduction in the estimated research and development tax credits for the prior period recorded in the current period.

For the year ended December 31, 2025, our effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to a reduction in the estimated research and development tax credits for the prior period recorded in the current period.

In 2021, the Organization for Economic Co-operation and Development ("OECD") announced a two-pillar solution to address tax challenges arising from the digitalization of the economy, which included a 15% global minimum tax under Pillar Two Model Rules ("Pillar Two"). On January 5, 2026, the OECD released a "side-by-side package" (“SbS”) for Pillar Two that includes administrative guidance on a SbS system, a permanent simplified effective tax rate safe harbor, an extension of the transitional country-by-country reporting safe harbor through 2027, and a substance-based tax incentive safe harbor. Under this guidance, the U.S. is recognized as a qualified SbS regime which effectively alleviates U.S.-based multi-national companies from top-up tax collectible under the Pillar Two income inclusion and undertaxed payments rules. While we may be subject to Qualified Domestic Minimum Top-up Taxes in the jurisdictions in which we operate, the safe harbors provided by SbS are broadly applicable and we do not expect the Pillar Two framework to have a material impact on our effective tax rate, consolidated results of operations, financial position, or cash flows.

BACKLOG

Total backlog as of December 31, 2025 and 2024, was approximately $53.1 billion and $48.7 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded indefinite delivery/indefinite quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer as of December 31, 2025 and 2024, respectively.

The following table presents funded and unfunded backlog by segment as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
			Total			Total
($ in millions)	Funded	Unfunded	Backlog	Funded	Unfunded	Backlog
Ingalls	$14,925	$2,856	$17,781	$13,519	$2,333	$15,852
Newport News	15,337	14,588	29,925	12,079	14,666	26,745
Mission Technologies	1,723	3,710	5,433	1,824	4,292	6,116
Total backlog	$31,985	$21,154	$53,139	$27,422	$21,291	$48,713

We expect approximately 21% of the $53.1 billion total backlog as of December 31, 2025, to be converted into sales during the year ending December 31, 2026. U.S. Government orders comprised substantially all of the backlog as of December 31, 2025 and 2024.

Contract Awards

The value of new contract awards during the year ended December 31, 2025, was approximately $16.9 billion, primarily driven by awards at Newport News and Ingalls, inclusive of a contract modification for construction of two additional Block V Virginia class submarines.

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

The following table summarizes key components of net cash provided by operating activities:

	Year Ended December 31			2025 over 2024		2024 over 2023
($ in millions)	2025	2024	2023	Dollars	Percent	Dollars	Percent
Net earnings	$605	$550	$681	$55	10%	$(131)	(19)%
Depreciation and amortization of purchased intangibles	329	326	347	3	1%	(21)	(6)%
Stock-based compensation	54	23	34	31	135%	(11)	(32)%
Deferred income taxes	203	(122)	(113)	325	266%	(9)	(8)%
Gain on investments in marketable securities	(34)	(22)	(23)	(12)	(55)%	1	4%
Other non-cash transactions, net	23	10	29	13	130%	(19)	(66)%
Retiree benefits	(154)	(112)	(75)	(42)	(38)%	(37)	(49)%
Trade working capital decrease (increase)	170	(260)	90	430	165%	(350)	(389)%
Net cash provided by operating activities	$1,196	$393	$970	$803	204%	$(577)	(59)%

We have historically maintained a capital structure comprised of a mix of equity and debt financing. We expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations, existing borrowing facilities, and/or through refinancing in the debt markets prior to the maturity dates of our debt.
Cash Flows

Operating Activities

Cash provided by operating activities in 2025 was $1,196 million, compared to $393 million provided by operating activities in 2024. The favorable change in operating cash flow was primarily due to a favorable change in trade working capital driven by the timing of billings across programs, lower cash paid for income taxes, and higher earnings.

We expect cash generated from operations in 2026, in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next 12 calendar months beginning January 1, 2026 and beyond such 12-month period based on our current business plans.
Investing Activities

Cash used in investing activities in 2025 was $521 million, compared to $348 million used in investing activities in 2024. The change in investing cash was primarily driven by the acquisition of W International and an increase in capital expenditures.

For 2026, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% to 1.5% of annual revenues and our discretionary capital expenditures to be approximately 3.0% to 3.5% of annual revenues. Our capital expenditures are expected to increase due to investments to expand our shipbuilding capacity.

Financing Activities

Cash used in financing activities in 2025 was $732 million, compared to $356 million provided by financing activities in 2024. The change in cash provided by financing activities was primarily due to proceeds from the issuance of long term debt in the prior year and higher repayment of long term debt in the current year, partially offset by lower repurchases of common stock.

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
The following table reconciles net cash provided by operating activities to free cash flow:

	Year Ended December 31
($ in millions)	2025	2024	2023
Net cash provided by operating activities	$1,196	$393	$970
Less capital expenditures:
Capital expenditure additions	(402)	(367)	(292)
Grant proceeds for capital expenditures	6	14	14
Free cash flow	$800	$40	$692

Free cash flow in 2025 increased $760 million from 2024, primarily due to a favorable change in trade working capital driven by the timing of billings across programs, lower cash paid for income taxes, and higher earnings, partially offset by higher capital expenditures.

Retirement Related Benefit Plan Contributions

ERISA, including amendments under pension relief legislation, defines the minimum amount we must contribute to our qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, we consider various factors, including maintaining the funded status needed to avoid potential benefit restrictions and other adverse consequences, maintaining minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The contributions to our qualified defined benefit pension plans are affected by a number of factors, including published Internal Revenue Service

("IRS") interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and our resulting contributions also impact the funded status of the plans.

We made the following minimum and discretionary contributions to our pension and other postretirement benefit plans in the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31
($ in millions)	2025	2024	2023
Pension plans
Discretionary
Qualified	$—	$—	$—
Non-qualified	14	11	12
Other benefit plans	40	36	32
Total contributions	$54	$47	$44

As of December 31, 2025 and 2024, our qualified pension plans were funded 126% and 125%, respectively on a FAS basis. As of December 31, 2025 and 2024, these plans were sufficiently funded on an ERISA basis so as not to be subject to benefit payment restrictions. The funded percentages under ERISA and FAS vary due to inherent differences in the assumptions and methodologies used to calculate the respective obligations. We expect our 2026 cash contributions to our qualified defined benefit pension plans to be approximately $2 million, all of which we anticipate will be discretionary and which are exclusive of CAS cost recoveries in our contracts. Due to the differences in calculation methodologies, our FAS expense is not necessarily representative of our funding requirements or CAS cost recoveries.

We expect 2026 contributions to our other postretirement benefit plans to be approximately $35 million, which are exclusive of CAS cost recoveries under our contracts. Contributions for other postretirement benefit plans are not required to be funded in advance and are paid on an as-incurred basis.

Other Sources and Uses of Capital

Stockholder Distributions - In November 2025, our board of directors authorized an increase in our quarterly cash dividend to $1.38 per share. The board previously increased the quarterly cash dividend to $1.35 per share in November 2024 and $1.30 per share in November 2023. We paid cash dividends totaling $213 million ($5.43 per share), $206 million ($5.25 per share), and $200 million ($5.02 per share) in the years ended December 31, 2025, 2024, and 2023, respectively.

In January 2024, our board of directors authorized an increase to our stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2025, the Company did not repurchase any shares. For the year ended December 31, 2024, the Company repurchased 607,841 shares at an aggregate cost of $163 million, including $1 million of accrued excise tax. For the year ended December 31, 2023, the Company repurchased 337,007 shares at an aggregate cost of $75 million. The cost of repurchased shares is recorded as treasury stock in the consolidated statements of financial position.

Additional Capital - In May 2025, the Company repaid $500 million aggregate principal amount of its 3.844% senior notes upon their maturity. The repayment was funded using a combination of cash on hand and proceeds from the Company’s commercial paper program.

In November 2024, we issued $500 million aggregate principal amount of 5.353% senior notes due 2030 and $500 million aggregate principal amount of 5.749% senior notes due 2035. The net proceeds from these senior notes were used for general corporate purposes, including debt repayment (which included repayment of our 3.844% senior notes due 2025 and commercial paper borrowings) and working capital.

In September 2024, we amended and restated our existing $1.5 billion credit facility, increasing the capacity thereunder to $1.7 billion and extending the maturity date to September 2029 (the "Second Amended and Restated

Revolving Credit Facility"). The Second Amended and Restated Revolving Credit Facility includes a letter of credit sub-facility of $300 million.

In September 2024, our borrowing capacity under our unsecured commercial paper note program increased from $1 billion to $1.7 billion. As of December 31, 2025, the Company had no outstanding debt under the commercial paper program.

Contractual Obligations - Our future contractual obligations are related to debt, leases, pension liabilities, unrecognized tax benefits, workers' compensation, and purchase obligations. See Note 13: Debt, Note 15: Leases, Note 17: Employee Pension and Other Postretirement Benefits, Note 12: Income Taxes, Note 2: Summary of Significant Accounting Policies, and Note 16: Commitments and Contingencies in Item 8 for information about those obligations. Our purchase obligations as of December 31, 2025, were approximately $7,063 million, with approximately $3,442 million expected to be paid in 2026 and $3,621 million thereafter. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of December 31, 2025, future scheduled periodic interest payments on our outstanding long-term debt, including commitment fees that we are obligated to pay on our existing $1.7 billion Second Amended and Restated Revolving Credit Facility, were approximately $582 million, with approximately $114 million expected to be paid in 2026 and $468 million thereafter.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of December 31, 2025, $11 million in letters of credit were issued but undrawn and $368 million of surety bonds were outstanding. As of December 31, 2025, we had no other significant off-balance sheet arrangements.

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

Arleigh Burke class (DDG 51) destroyers
Build guided missile destroyers designed for conducting anti-air, anti-submarine, anti-surface, and strike operations. The Aegis-equipped Arleigh Burke class (DDG 51) destroyers are the U.S. Navy's primary surface combatant, and have been constructed in variants, allowing technological advances during construction. We delivered USS Jack H. Lucas (DDG 125) and USS Ted Stevens (DDG 128) in 2023 and 2025, respectively. We have contracts to construct the following Arleigh Burke class (DDG 51) destroyers: Jeremiah Denton (DDG 129), George M. Neal (DDG 131), Sam Nunn (DDG 133), Thad Cochran (DDG 135), John F. Lehman (DDG 137), Telesforo Trinidad (DDG 139), Ernest E. Evans (DDG 141), Charles J. French (DDG 142), Richard J. Danzig (DDG 143), Intrepid (DDG 145), and Robert Kerrey (DDG 146).

Columbia class (SSBN 826) submarines
Design and construct modules for Columbia class (SSBN 826) nuclear ballistic missile submarines ("SSBNs") as a subcontractor to Electric Boat. SSBNs are the most secure and survivable of our nation’s nuclear deterrent triad. Columbia class SSBNs will carry approximately 70 percent of the nation’s nuclear arsenal. The Columbia class (SSBN 826) program plan of record is to construct 12 new SSBNs to replace the current aging Ohio class. As a subcontractor to Electric Boat, we leverage our Virginia class (SSN 774) experience to perform design work and build modules for the entire Columbia class (SSBN 826) submarine program. We have been awarded contracts from Electric Boat for integrated product and process development, providing long–lead–time material and advance construction, and construction of the first two boats of the Columbia class (SSBN 826) submarine program. Construction of the first Columbia class (SSBN 826) submarine began in 2020. In 2023, we received an award modification for long-lead-time material and advance construction for the next five boats.

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

Legend class National Security Cutter	Design and build the U.S. Coast Guard's National Security Cutters ("NSCs"), the largest and most technically advanced class of cutter in the U.S. Coast Guard. The NSC is equipped to carry out maritime homeland security, maritime safety, protection of natural resources, maritime mobility, and national defense missions. There were initially 11 ships for this program, of which the first ten ships have been delivered. In 2025, we reached agreement with the U.S. Coast Guard to terminate production and delivery of the 11th and final ship.

Naval nuclear support services	Provide services to and in support of the U.S. Navy, ranging from services supporting the Navy's carrier and submarine fleets to maintenance services at U.S. Navy training facilities. Naval nuclear support services include design, construction, maintenance, and disposal activities for in-service U.S. Navy nuclear ships worldwide through mobile and in-house capabilities. Services include maintenance services on nuclear reactor prototypes, such as those at the Kenneth A. Kesselring Site, a research and development facility in New York that supports the U.S. Navy, which were completed in 2024.

San Antonio class (LPD 17) amphibious transport dock ships
Design and build amphibious transport dock ships, which are warships that embark, transport, and land elements of a landing force for a variety of expeditionary warfare missions, and also serve as the secondary aviation platform for Amphibious Readiness Groups. The San Antonio class (LPD 17) is the newest addition to the U.S. Navy's 21st century amphibious assault force, and these ships are a key element of the U.S. Navy's seabase transformation. In 2022, we were awarded a long-lead-time material contract for Philadelphia (LPD 32). In 2023, we received an award modification for the detail design and construction of Philadelphia (LPD 32). In 2024, we delivered USS Richard M. McCool Jr. (LPD 29), and we were awarded a multi-ship procurement contract for the construction of Travis Manion (LPD 33), LPD 34 (unnamed), and LPD 35 (unnamed). We are currently constructing Harrisburg (LPD 30), Pittsburgh (LPD 31), and Philadelphia (LPD 32).

Virginia class (SSN 774) fast attack submarines
Construct attack submarines as part of a teaming agreement with Electric Boat. The Virginia class (SSN 774) is a post-Cold War design tailored to excel in a wide range of warfighting missions, including anti-submarine and surface ship warfare; special operation forces; strike; intelligence, surveillance, and reconnaissance; carrier and expeditionary strike group support; and mine warfare.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including those relating to interest rates and inflation.

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.7 billion revolving credit facility and a $1.7 billion commercial paper program. As of December 31, 2025, we had no indebtedness outstanding under our revolving credit facility or our commercial paper program, and therefore had no interest rate risk with respect to these instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Huntington Ingalls Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue – Shipbuilding Contracts — Refer to Notes 2 and 7 to the financial statements

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

•We obtained the population of contracts during 2025 and assessed the financial and performance risk of the contracts based on our knowledge gained through prior-year audits of the Company, industry experience, and ongoing conversations with members of program management regarding the contract performance to identify contracts that we believe have an increased level of risk. For such contracts selected, we performed tailored audit procedures to address the specific characteristics of audit interest identified. Procedures performed included:
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
February 5, 2026

We have served as the Company’s auditor since 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Huntington Ingalls Industries, Inc.
Newport News, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntington Ingalls Industries, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 5, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 5, 2026

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
(in millions, except per share amounts)	2025	2024	2023
Sales and service revenues
Product sales	$8,133	$7,464	$7,664
Service revenues	4,351	4,071	3,790
Sales and service revenues	12,484	11,535	11,454
Cost of sales and service revenues
Cost of product sales	7,081	6,500	6,467
Cost of service revenues	3,818	3,585	3,341
Income from operating investments, net	46	49	37
Other income and gains, net	3	9	120
General and administrative expenses	977	973	1,022
Operating income	657	535	781
Other income (expense)
Interest expense	(105)	(95)	(95)
Non-operating retirement benefit	190	179	148
Other, net	35	24	19
Earnings before income taxes	777	643	853
Federal and foreign income taxes	172	93	172
Net earnings	$605	$550	$681

Basic earnings per share	$15.39	$13.96	$17.07
Weighted-average common shares outstanding	39.3	39.4	39.9

Diluted earnings per share	$15.39	$13.96	$17.07
Weighted-average diluted shares outstanding	39.3	39.4	39.9

Net earnings from above	$605	$550	$681
Other comprehensive income
Change in unamortized benefit plan costs	(33)	528	238
Tax benefit (expense) for items of other comprehensive income	8	(134)	(61)
Other comprehensive income (loss), net of tax	(25)	394	177
Comprehensive income	$580	$944	$858
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31
($ in millions)	2025	2024
Assets
Current Assets
Cash and cash equivalents	$774	$831
Accounts receivable, net	339	212
Contract assets	1,758	1,683
Inventoried costs	219	208
Income taxes receivable	284	204
Prepaid expenses and other current assets	77	90
Total current assets	3,451	3,228
Property, Plant, and Equipment
Land and land improvements	400	377
Buildings and leasehold improvements	3,483	3,182
Machinery and other equipment	2,402	2,267
Capitalized software costs	195	207
	6,480	6,033
Accumulated depreciation and amortization	(2,754)	(2,583)
Property, plant, and equipment, net	3,726	3,450
Other Assets
Operating lease assets	267	239
Goodwill	2,650	2,618
Other intangible assets, net of accumulated amortization of $1,222 million as of 2025 and $1,118 million as of 2024	694	782
Pension plan assets	1,544	1,422
Miscellaneous other assets	417	402
Total other assets	5,572	5,463
Total assets	$12,749	$12,141
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED

	December 31
($ in millions)	2025	2024
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$556	$598
Accrued employees’ compensation	443	392
Current portion of long-term debt	—	503
Current portion of postretirement plan liabilities	119	124
Current portion of workers’ compensation liabilities	217	201
Contract liabilities	1,220	774
Other current liabilities	490	399
Total current liabilities	3,045	2,991
Long-term debt	2,700	2,700
Pension plan liabilities	155	142
Other postretirement plan liabilities	200	209
Workers’ compensation liabilities	442	443
Long-term operating lease liabilities	223	205
Deferred tax liabilities	572	378
Other long-term liabilities	339	407
Total liabilities	7,676	7,475
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,826,236 issued and 39,241,527 outstanding as of 2025, and 53,714,128 issued and 39,129,419 outstanding as of 2024	1	1
Additional paid-in capital	2,087	2,045
Retained earnings	5,487	5,097
Treasury stock	(2,449)	(2,449)
Accumulated other comprehensive loss	(53)	(28)
Total stockholders’ equity	5,073	4,666
Total liabilities and stockholders’ equity	$12,749	$12,141
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
($ in millions)	2025	2024	2023
Operating Activities
Net earnings	$605	$550	$681
Adjustments to reconcile to net cash provided by operating activities
Depreciation	225	217	219
Amortization of purchased intangibles	104	109	128
Stock-based compensation	54	23	34
Deferred income taxes	203	(122)	(113)
Gain on investments in marketable securities	(34)	(22)	(23)
Other non-cash transactions, net	23	10	29
Change in
Accounts receivable	(127)	256	168
Contract assets	(75)	(146)	(297)
Inventoried costs	(11)	(22)	(3)
Prepaid expenses and other assets	(66)	(33)	(42)
Accounts payable and accruals	449	(315)	264
Retiree benefits	(154)	(112)	(75)
Net cash provided by operating activities	1,196	393	970
Investing Activities
Capital expenditures
Capital expenditure additions	(402)	(367)	(292)
Grant proceeds for capital expenditures	6	14	14
Acquisitions of businesses	(132)	—	—
Investment in affiliates	—	—	(24)
Proceeds from equity method investment	—	—	63
Proceeds from sale of investments	5	—	—
Other investing activities, net	2	5	3
Net cash used in investing activities	(521)	(348)	(236)
Financing Activities
Proceeds from issuance of long-term debt	—	1,000	—
Repayment of long-term debt	(500)	(229)	(480)
Proceeds from line of credit borrowings	—	42	—
Repayment of line of credit borrowings	—	(42)	—
Debt issuance costs	—	(17)	—
Dividends paid	(213)	(206)	(200)
Repurchases of common stock	—	(162)	(75)
Employee taxes on certain share-based payment arrangements	(14)	(25)	(13)
Other financing activities, net	(5)	(5)	(3)
Net cash provided by (used in) financing activities	(732)	356	(771)
Change in cash and cash equivalents	(57)	401	(37)
Cash and cash equivalents, beginning of period	831	430	467
Cash and cash equivalents, end of period	$774	$831	$430
Supplemental Cash Flow Disclosure
Cash paid for interest	$108	$101	$101
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$23	$23	$29
The accompanying notes are an integral part of these consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2022	$1	$2,022	$4,276	$(2,211)	$(599)	$3,489
Net earnings	—	—	681	—	—	681
Dividends declared ($5.02 per share)	—	—	(200)	—	—	(200)
Stock compensation	—	23	(2)	—	—	21
Other comprehensive income, net of tax	—	—	—	—	177	177
Treasury stock activity	—	—	—	(75)	—	(75)
Balance as of December 31, 2023	1	2,045	4,755	(2,286)	(422)	4,093
Net earnings	—	—	550	—	—	550
Dividends declared ($5.25 per share)	—	—	(206)	—	—	(206)
Stock compensation	—	—	(2)	—	—	(2)
Other comprehensive income, net of tax	—	—	—	—	394	394
Treasury stock activity	—	—	—	(163)	—	(163)
Balance as of December 31, 2024	1	2,045	5,097	(2,449)	(28)	4,666
Net earnings	—	—	605	—	—	605
Dividends declared ($5.43 per share)	—	—	(213)	—	—	(213)
Stock compensation	—	42	(2)	—	—	40
Other comprehensive loss, net of tax	—	—	—	—	(25)	(25)
Balance as of December 31, 2025	$1	$2,087	$5,487	$(2,449)	$(53)	$5,073
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

Revenue Recognition - Most of the Company's revenues are derived from long-term contracts for the production of goods and services provided to its U.S. Government customers. The Company generally recognizes revenues on contracts with U.S. Government customers over time using a cost-to-cost measure of progress. The use of the cost-to-cost method to measure performance progress over time is supported by clauses in the related contracts that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. The Company utilizes the cost-to-cost method to measure performance progress because it best reflects the continuous transfer of control of the related goods and services to the customer as the Company satisfies its performance obligations.

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

When using the cost-to-cost method to measure performance progress, certain contracts may include costs that are not representative of performance progress, such as large upfront purchases of uninstalled materials, unexpected waste, or inefficiencies. In these cases, the Company adjusts its measure of progress to exclude such costs, with the goal of better reflecting the transfer of control of the related goods or services to the customer and recognizing revenue only to the extent of the costs incurred that reflect the Company's performance under the contract.

In addition, for time and material arrangements, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company has a right to invoice, which corresponds with the value provided to the customer and to which the Company is entitled to payment for performance to date.

A performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account for which revenue is recognized. To determine the proper revenue recognition method, consideration is given to whether two or more contracts should be combined and accounted for as one contract and whether a single contract consists of more than one performance obligation. For contracts with multiple performance obligations, the contract transaction price is allocated to each performance obligation using an estimate of the standalone selling price based upon expected cost plus a margin at contract inception, which is generally the price disclosed in the contract. Contracts are often modified to account for changes in contract specifications and requirements. Generally, modifications do not result in additional performance obligations that are distinct from the existing performance obligations in the contract, and the effects of the modifications are recognized as an adjustment to revenue on a cumulative catch-up basis. Alternatively, when the performance obligations in the modifications are deemed distinct, contract modifications are accounted for prospectively.

The amount of revenue recognized as the Company satisfies performance obligations associated with contracts with customers is based upon the determination of transaction price. Transaction price reflects the amount of consideration to which the Company expects to be entitled for performance under the terms and conditions of the contract. Transaction price may include fixed and variable components, including shareline incentive fees whereby the value of the contract is variable based upon the amount of costs incurred, as well as other incentive fees based upon achievement of contractual schedule commitments or other specified criteria in the contract. Shareline incentive fees are determined based upon the formula under the relevant contract using the Company’s estimated cost to complete for each period. The Company generally utilizes a most likely amount approach to estimate variable consideration. In all such instances, the estimated revenues represent those amounts for which the Company believes a significant reversal of revenue is not probable.

Contract Estimates - In estimating contract performance, the Company utilizes a profit-booking rate based upon performance expectations that takes into consideration a number of assumptions and estimates regarding risks related to technical requirements, feasibility, schedule, and contract costs. Management performs periodic reviews of the contracts to evaluate the underlying risks, which may increase the profit-booking rate as the Company is able to mitigate and retire such risks. Conversely, if the Company is not able to retire these risks, cost estimates may increase, resulting in a lower profit-booking rate.

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
Costs to Obtain or Fulfill a Contract - Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or a specific anticipated contract (for example, mobilization and set-up) that generate or enhance the Company's ability to satisfy its performance obligations under a contract. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit. Costs to obtain or fulfill a contract are reported within prepaid expenses and other current assets on the consolidated statements of financial position and are not material as of December 31, 2025 and 2024.

Warranty Costs - Certain of the Company’s contracts contain assurance-type warranty provisions, which generally promise that the service or vessel will comply with agreed upon specifications. In such instances, the Company accrues the estimated loss by a charge to income in the relevant period. In limited circumstances, the Company's complex construction type contracts may provide the customer with an option to purchase a warranty or provide an extended assurance service coupled with the primary assurance warranty. In such cases, the Company accounts for the warranty as a separate performance obligation to the extent it is material within the context of the contract. Warranty liabilities are reported within other current liabilities and are not material as of December 31, 2025 and 2024.

Government Grants - The Company recognizes incentive grants, including transfers of depreciable assets, from federal, state, and local governments at fair value upon compliance with the conditions of their receipt and reasonable assurance that the grants will be received or the depreciable assets will be transferred. Grants related to specific expenses are recognized in the period in which the expenses are incurred as an offset to the related expenses. Grants related to depreciable assets are recognized over the periods and in the proportions in which depreciation expense on those assets is recognized. Government grants are reported within other current liabilities and other long term liabilities and are not material as of December 31, 2025 and 2024.

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

Research and Development - Company-sponsored research and development activities primarily include independent research and development ("IR&D") related to experimentation, design, development, and test activities for government programs. IR&D expenses are included in general and administrative expenses and are generally allocable to government contracts. Company-sponsored IR&D expenses totaled $26 million, $27 million, and $35 million for the years ended December 31, 2025, 2024, and 2023, respectively. Expenses for research and development sponsored by the customer are charged directly to the related contracts.

Fair Value of Financial Instruments - In measuring fair value, the use of observable inputs is required to be maximized, where available. The fair value hierarchy provides for three levels of inputs:

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $249 million and $233 million as of December 31, 2025 and 2024, respectively, and are presented within miscellaneous other assets on the consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

Asset Retirement Obligations - Asset decommissioning and/or remediation activities may be required when the Company ceases to utilize certain facilities. The Company records, within other current liabilities or other long-term liabilities as appropriate, all known asset retirement obligations for which the liability's fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning, and lease restoration obligations. Asset retirement obligations for which the liability's fair value can be reasonably estimated are not material as of December 31, 2025 and 2024.

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

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and recent results of operations. Based on the Company's evaluation of these deferred tax assets, valuation allowances of $25 million and $26 million were recognized as of December 31, 2025 and 2024, respectively.

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

Property, Plant, and Equipment - Depreciable properties owned by the Company are recorded at cost and depreciated over the estimated useful lives of individual assets and asset classes. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are expensed. Costs incurred for computer software developed or purchased for internal use are capitalized and amortized over the expected useful life of the software, not to exceed nine years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

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

Cloud Computing Arrangements - Certain costs to implement cloud computing service arrangements hosted by third party vendors are capitalized when incurred during the application development stage. Implementation costs are subsequently amortized using the straight-line method over the expected term of the related cloud computing service arrangement, generally ten years or less. Capitalized implementation costs are reported net of accumulated amortization within miscellaneous other assets on the consolidated statements of financial position and are not material as of December 31, 2025 and 2024.

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

Goodwill and Other Intangible Assets - The Company performs impairment tests for goodwill annually as of October 31 and between annual impairment tests if an event occurs or circumstances of potential impairment exist that would more likely than not reduce the fair values of the Company's reporting units below their carrying values. The Company's reporting units are aligned with its operating segments. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the goodwill allocated to the reporting unit is less than its carrying amount. If the qualitative assessment indicates a possible impairment, the carrying value of the reporting unit is compared to its fair value, which is determined using a combination of discounted cash flow analysis and comparative market multiples. If the fair value is determined to be less than the carrying value, the Company records an impairment charge to the reporting unit.

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

Self-Insured Group Medical Insurance - The Company maintains a self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage for employees and their dependents. Estimated liabilities for incurred but not paid claims utilize actuarial methods based on various assumptions, which include, but are not limited to, HII's historical loss experience and projected loss development factors. These liabilities are recorded in other current liabilities on the consolidated statements of financial position and are not material as of December 31, 2025 and 2024.

Self-Insured Workers' Compensation Plan - The Company's operations are subject to federal and state workers' compensation laws. The Company maintains self-insured workers' compensation plans and participates in federally administered second injury workers' compensation funds. The Company estimates the liability for claims and funding requirements on a discounted basis utilizing actuarial methods based on various assumptions, which include, but are not limited to, the Company's historical loss experience and projected loss development factors as compiled in an annual actuarial study. Self-insurance accruals include amounts related to liabilities for reported claims and an estimated accrual for claims incurred but not reported. The Company's workers' compensation liability was discounted at 4.09% and 4.58% as of December 31, 2025 and 2024, respectively. These discount rates were determined using a risk-free rate based on future payment streams. Workers' compensation benefit obligations on an undiscounted basis were $778 million and $780 million as of December 31, 2025 and 2024, respectively.

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

Loan Receivable - The Company holds a loan receivable in connection with the financing of the sale of its previously owned Avondale Shipyard facility. The loan receivable is reported at amortized cost, net of loan discount, and approximates fair value. The current and non-current portions of the loan receivable are reported in prepaid expenses and other current assets and miscellaneous other assets on the consolidated statements of financial position, respectively. The loan receivable is not material for the years ended December 31, 2025 and 2024.

Interest income is recognized on an accrual basis using the effective yield method and reported within other, net on the consolidated statements of operations and comprehensive income and is not material for the years ended December 31, 2025, 2024, and 2023. The discount is accreted into income using the effective yield method over the estimated life of the loan receivable.

Retirement Related Benefit Plans - The Company accounts for its retirement related benefit plans on the accrual basis. The measurements of obligations, costs, assets, and liabilities require significant judgment. The costs of benefits provided by defined benefit pension plans are recorded in the period participating employees provide service. The costs of benefits provided by other postretirement benefit plans are recorded in the period participating employees attain full eligibility. The discount rate assumption is defined under GAAP as the rate at which a plan's obligation could be effectively settled. A discount rate is established for each of the retirement related benefit plans at its respective measurement date.

The expected return on plan assets component of retirement related costs is used to calculate net periodic expense, based on such factors as historical returns, targeted asset allocations, investment policy, duration, expected future long-term performance of individual asset classes, interest rates, inflation, portfolio volatility, investment management and administrative fees, and risk management strategies. Historical plan asset performance alone has inherent limitations in predicting future returns. While studies are helpful in understanding past and current trends and performance, the rate of return assumption is based more on long-term prospective views to avoid short-term market influences. Unless plan assets and benefit obligations are subject to re-measurement during the year, the expected return on plan assets is based on the fair value of plan assets at the beginning of the year.

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

Stock Compensation - The fair value of stock-based compensation is measured based on the closing market price of the Company's common stock on the grant date. Compensation expense for stock awards is measured based on the grant date fair value and recognized over the vesting period, generally three years. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on the Company's expectations regarding the relevant service or performance criteria.

3. ACCOUNTING STANDARDS UPDATES

Recently Adopted Guidance

There were no new Accounting Standards Updates (“ASU”) adopted during the year ended December 31, 2025 that had a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of December 31, 2025

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The new standard establishes authoritative guidance for the recognition, measurement, and presentation of a grant received by a business entity from a government, including guidance for a grant related to an asset and a grant related to income. The new guidance also amends certain existing disclosure requirements for government assistance provided to business entities. The new guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The new guidance may be applied on a modified prospective basis, modified retrospective basis, or full retrospective basis. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

Other accounting pronouncements issued but not effective until after December 31, 2025, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. ACQUISITIONS

In January 2025, the Company acquired substantially all of the assets of W International SC, LLC and Vivid Empire SC, LLC (collectively “W International”), a South Carolina-based complex metal fabricator specializing in the manufacture of shipbuilding structures, modules, and assemblies, for a purchase price of $132 million. The acquired manufacturing facility expands the Company’s shipbuilding capacity and operates within the Newport News segment. The transaction closed using cash on hand and qualifies as a business combination under FASB Accounting Standards Codification ("ASC") Topic 805 – "Business Combinations."

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

5. STOCKHOLDERS' EQUITY

Common Stock - Changes in the number of Company outstanding shares for the year ended December 31, 2025, resulted from share activity under its stock compensation plans. See Note 18: Stock Compensation Plans.

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For the year ended December 31, 2025, the Company did not repurchase any shares. For the year ended December 31, 2024, the Company repurchased 607,841 shares at an aggregate cost of $163 million, including $1 million of accrued excise tax. For the year ended December 31, 2023, the Company repurchased 337,007 shares at an aggregate cost of $75 million. The cost of purchased shares is recorded as treasury stock in the consolidated statements of financial position.

Dividends - In November 2025, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.35 per share to $1.38 per share. In November 2024, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.30 per share to $1.35 per share. In November 2023, the Company's board of directors authorized an increase in the Company's quarterly cash dividend from $1.24 per share to $1.30 per share. The Company paid cash dividends totaling $213 million ($5.43 per share), $206 million ($5.25 per share), and $200 million ($5.02 per share) in the years ended December 31, 2025, 2024, and 2023, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $53 million and $28 million as of December 31, 2025 and 2024, respectively.

The changes in accumulated other comprehensive loss by component for the years ended December 31, 2025, 2024, and 2023, were as follows:

($ in millions)	Benefit Plans	Total
Balance as of December 31, 2022	$(599)	$(599)
Other comprehensive income before reclassifications	221	221
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost(1)	15	15
Amortization of net actuarial loss(1)	2	2
Tax expense for items of other comprehensive income	(61)	(61)
Net current period other comprehensive income	177	177
Balance as of December 31, 2023	(422)	(422)
Other comprehensive income before reclassifications	509	509
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost(1)	14	14
Amortization of net actuarial loss(1)	5	5
Tax expense for items of other comprehensive income	(134)	(134)
Net current period other comprehensive income	394	394
Balance as of December 31, 2024	(28)	(28)
Other comprehensive loss before reclassifications	(37)	(37)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost(1)	16	16
Amortization of net actuarial gain(1)	(12)	(12)
Tax benefit for items of other comprehensive loss	8	8
Net current period other comprehensive loss	(25)	(25)
Balance as of December 31, 2025	$(53)	$(53)
(1) These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2025, 2024, and 2023, was $1 million, $5 million, and $4 million, respectively.

6. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31
(in millions, except per share amounts)	2025	2024	2023
Net earnings	$605	$550	$681

Weighted-average common shares outstanding	39.3	39.4	39.9
Net effect of dilutive stock options and awards	—	—	—
Dilutive weighted-average common shares outstanding	39.3	39.4	39.9

Earnings per share - basic	$15.39	$13.96	$17.07
Earnings per share - diluted	$15.39	$13.96	$17.07

The Company's calculation of diluted earnings per common share includes the dilutive effects of the assumed exercise of stock options and vesting of restricted stock based on the treasury stock method. Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.4 million Restricted Performance Stock Rights ("RPSRs") and 0.1 million Restricted Stock Rights ("RSRs") for each of the years ended December 31, 2025 and 2024, and 0.4 million RPSRs for the year ended December 31, 2023.

7. REVENUE

The following is a description of principal activities from which the Company generates its revenues. For more detailed information regarding reportable segments, see Note 8: Segment Information. For more detailed information regarding the Company's accounting policy for revenue, see Note 2: Summary of Significant Accounting Policies.

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

The Company generally recognizes revenue as it satisfies the related performance obligations over time using a cost-to-cost input method to measure performance progress, because, even when the Company has identified a series of services, its cost incurrence pattern generally is not ratable given the complex nature of the services the Company provides. Invoices are issued and related payments are received, on the basis of performance progress, no less frequently than monthly. In addition, many of the Company's U.S. Government services contracts are time and material arrangements. As a result, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company has a right to invoice, which corresponds with the value provided to the customer and to which the Company is entitled to payment for performance to date.

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

Revenue generally is recognized over time given the terms and conditions of the related contracts. The Company generally utilizes a cost-to-cost input method to measure performance progress, which best reflects the transfer of control to the customer. The Company’s non-U.S. Government contract portfolio is comprised of a large number of time and material arrangements. As a result, the Company often utilizes the practical expedient allowing the recognition of revenue in the amount the Company has a right to invoice, which corresponds with the value provided to the customer and to which the Company is entitled to payment for performance to date.

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

The following tables present revenues on a disaggregated basis:

	Year Ended December 31, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,597	$5,397	$139	$—	$8,133
Service revenues	469	1,109	2,773	—	4,351
Intersegment	12	1	132	(145)	—
Sales and service revenues	$3,078	$6,507	$3,044	$(145)	$12,484
Customer Type
Federal	$3,066	$6,505	$2,899	$—	$12,470
Commercial	—	1	12	—	13
State and local government agencies	—	—	1	—	1
Intersegment	12	1	132	(145)	—
Sales and service revenues	$3,078	$6,507	$3,044	$(145)	$12,484
Contract Type
Firm fixed-price	$17	$5	$411	$—	$433
Fixed-price incentive	2,581	3,122	4	—	5,707
Cost-type	468	3,379	2,350	—	6,197
Time and materials	—	—	147	—	147
Intersegment	12	1	132	(145)	—
Sales and service revenues	$3,078	$6,507	$3,044	$(145)	$12,484

	Year Ended December 31, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,424	$4,921	$119	$—	$7,464
Service revenues	335	1,045	2,691	—	4,071
Intersegment	8	3	127	(138)	—
Sales and service revenues	$2,767	$5,969	$2,937	$(138)	$11,535
Customer Type
Federal	$2,759	$5,964	$2,804	$—	$11,527
Commercial	—	2	5	—	7
State and local government agencies	—	—	1	—	1
Intersegment	8	3	127	(138)	—
Sales and service revenues	$2,767	$5,969	$2,937	$(138)	$11,535
Contract Type
Firm fixed-price	$7	$7	$343	$—	$357
Fixed-price incentive	2,417	3,127	9	—	5,553
Cost-type	335	2,832	2,281	—	5,448
Time and materials	—	—	177	—	177
Intersegment	8	3	127	(138)	—
Sales and service revenues	$2,767	$5,969	$2,937	$(138)	$11,535

	Year Ended December 31, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,495	$5,053	$116	$—	$7,664
Service revenues	248	1,077	2,465	—	3,790
Intersegment	9	3	118	(130)	—
Sales and service revenues	$2,752	$6,133	$2,699	$(130)	$11,454
Customer Type
Federal	$2,743	$6,129	$2,558	$—	$11,430
Commercial	—	1	22	—	23
State and local government agencies	—	—	1	—	1
Intersegment	9	3	118	(130)	—
Sales and service revenues	$2,752	$6,133	$2,699	$(130)	$11,454
Contract Type
Firm fixed-price	$2	$4	$322	$—	$328
Fixed-price incentive	2,497	3,364	6	—	5,867
Cost-type	244	2,762	2,039	—	5,045
Time and materials	—	—	214	—	214
Intersegment	9	3	118	(130)	—
Sales and service revenues	$2,752	$6,133	$2,699	$(130)	$11,454

	Year Ended December 31
($ in millions)	2025	2024	2023
Major Programs
Amphibious assault ships	$1,464	$1,426	$1,511
Surface combatants and coast guard cutters	1,596	1,330	1,225
Other	18	11	16
Total Ingalls	3,078	2,767	2,752
Aircraft carriers	3,390	3,239	3,374
Submarines	2,540	2,206	2,161
Other	577	524	598
Total Newport News	6,507	5,969	6,133
All-domain operations and warfare systems	2,011	1,957	1,717
Global security, unmanned systems, and other	1,033	980	982
Total Mission Technologies	3,044	2,937	2,699
Intersegment eliminations	(145)	(138)	(130)
Sales and service revenues	$12,484	$11,535	$11,454

As of December 31, 2025, the Company had $53.1 billion of remaining performance obligations. The Company expects to recognize approximately 21% of its remaining performance obligations as revenue through 2026, an additional 35% through 2028, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Year Ended December 31
($ in millions, except per share amounts)	2025	2024	2023
Effect on operating income	$(28)	$(126)	$118
Effect on diluted earnings per share	$(0.55)	$(2.51)	$2.33

For each of the years ended December 31, 2025, 2024, and 2023, no individual favorable cumulative catch-up revenue adjustment was material to the Company's consolidated statements of operations and comprehensive income.

For the year ended December 31, 2025, cumulative catch-up revenue adjustments included an unfavorable adjustment of $71 million on the construction of Enterprise (CVN 80) and Doris Miller (CVN 81) at the Company's Newport News segment. For each of the years ended December 31, 2024 and 2023, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's consolidated statements of operations and comprehensive income.

The Company’s Newport News segment continues to experience performance challenges in the construction of aircraft carriers and the Virginia class (SSN 774) submarine program. For the year ended December 31, 2025, cumulative catch-up revenue adjustments included significant unfavorable performance adjustments on the construction of aircraft carriers and Virginia class (SSN 774) submarines, which were offset by contract incentives.

Contract Balances

Contract assets include retention amounts, substantially all of which were under U.S. Government contracts, and were comprised of the following:

	December 31
($ in millions)	2025	2024
Due from U.S. Government	$1,723	$1,638
Due from other customers	35	45
Total contract assets	$1,758	$1,683

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

	December 31
($ in millions)	2025	2024
Contract assets	$1,758	$1,683
Contract liabilities	1,220	774
Net contract assets	$538	$909
The Company recognized revenue related to its prior year-end contract liabilities of $619 million, $938 million, and $690 million for the years ended December 31, 2025, 2024, and 2023, respectively.

8. SEGMENT INFORMATION

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

The Operating FAS/CAS Adjustment represents the difference between the service cost component of the Company's pension and other postretirement benefit plan expense determined in accordance with GAAP ("FAS") and the Company's pension and other postretirement expense under CAS.

U.S. Government Sales - Revenues from the U.S. Government include revenues from contracts for which HII is the prime contractor, as well as contracts for which the Company is a subcontractor and the ultimate customer is the U.S. Government. The Company derived substantially all of its revenues from the U.S. Government for each of the years ended December 31, 2025, 2024, and 2023.

Assets - Substantially all of the Company's assets are located or maintained in the United States.

Results of Operations by Segment

The following tables present the Company's operating results by segment:

	Year Ended December 31, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$2,597	$5,397	$139	$—	$8,133
Service revenues	469	1,109	2,773	—	4,351
Intersegment	12	1	132	(145)	—
Total sales and service revenues	3,078	6,507	3,044	(145)	12,484
Segment Operating Income
Income from operating investments, net	—	—	46	—	46
Other income and gains, net	—	1	2	—	3
Less:
Cost of sales and service revenues
Product	2,258	4,685	109	—	7,052
Service	409	931	2,472	—	3,812
Intersegment	12	1	132	(145)	—
Other segment items	166	560	226	—	952
Total segment operating income	$233	$331	$153	$—	$717
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(35)
Non-current state income taxes					(25)
Total operating income					$657

	Year Ended December 31, 2024
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$2,424	$4,921	$119	$—	$7,464
Service revenues	335	1,045	2,691	—	4,071
Intersegment	8	3	127	(138)	—
Total sales and service revenues	2,767	5,969	2,937	(138)	11,535
Segment Operating Income
Income from operating investments, net	1	—	48	—	49
Other income and gains, net	—	10	(1)	—	9
Less:
Cost of sales and service revenues
Product	2,070	4,276	102	—	6,448
Service	294	865	2,416	—	3,575
Intersegment	8	3	127	(138)	—
Other segment items	185	589	223	—	997
Total segment operating income	$211	$246	$116	$—	$573
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(62)
Non-current state income taxes					24
Total operating income					$535

	Year Ended December 31, 2023
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$2,495	$5,053	$116	$—	$7,664
Service revenues	248	1,077	2,465	—	3,790
Intersegment	9	3	118	(130)	—
Total sales and service revenues	2,752	6,133	2,699	(130)	11,454
Segment Operating Income
Income from operating investments, net	—	—	37	—	37
Other income and gains, net	71	—	49	—	120
Less:
Cost of sales and service revenues
Product	2,031	4,254	121	—	6,406
Service	207	900	2,223	—	3,330
Intersegment	9	3	118	(130)	—
Other segment items	214	597	222	—	1,033
Total segment operating income	$362	$379	$101	$—	$842
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(72)
Non-current state income taxes					11
Total operating income					$781

Sales transactions between segments are generally recorded at cost.

Other segment items consist of general and administrative expenses.

Other Financial Information

The following tables present the Company's capital expenditures, as presented to the chief operating decision maker, and depreciation and amortization by segment:

	Year Ended December 31
($ in millions)	2025	2024	2023
Capital Expenditures(1)
Ingalls	$74	$60	$65
Newport News	303	268	196
Mission Technologies	13	18	11
Total segment capital expenditures	390	346	272
Corporate	6	7	6
Total capital expenditures	$396	$353	$278
(1) Net of grant proceeds for capital expenditures

	Year Ended December 31
($ in millions)	2025	2024	2023
Depreciation and Amortization
Ingalls	$81	$78	$76
Newport News	141	136	150
Mission Technologies	103	110	120
Total segment depreciation and amortization	325	324	346
Corporate	4	2	1
Total depreciation and amortization	$329	$326	$347

Asset information by segment is not disclosed because it is not a key measure of performance used by the chief operating decision maker.

9. ACCOUNTS RECEIVABLE

Accounts receivable, net were comprised of the following:

	December 31
($ in millions)	2025	2024
Due from U.S. Government	$331	$210
Due from other customers	10	4
Total accounts receivable	341	214
Allowance for expected credit losses	(2)	(2)
Total accounts receivable, net	$339	$212

Substantially all amounts included in accounts receivable as of December 31, 2025, are expected to be collected in 2026.

10. INVENTORIED COSTS

Inventoried costs are principally associated with contracts for which the U.S. government is the primary customer. As a result, the Company does not believe it has significant exposure to recoverability risk related to inventoried costs.

Inventoried costs were comprised of the following:

	December 31
($ in millions)	2025	2024
Production costs of contracts in process	$23	$27
Raw material inventory	196	181
Total inventoried costs	$219	$208

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In connection with the Company’s annual goodwill impairment test as of October 31, 2025, management tested goodwill for each of its three reporting units with goodwill balances. Based on the annual goodwill impairment analysis, the Company determined that the estimated fair values of all reporting units exceeded by more than 10% their corresponding carrying values as of October 31, 2025.

As of both December 31, 2025 and 2024, accumulated goodwill impairment losses were $2,755 million, comprised of $1,568 million and $1,187 million at Ingalls and Newport News, respectively.

For the years ended December 31, 2025 and 2024, the carrying amounts of goodwill were as follows:

($ in millions)	Ingalls	Newport News	Mission Technologies	Total
Balance as of December 31, 2023	$175	$721	$1,722	$2,618
Adjustments	—	—	—	—
Balance as of December 31, 2024	175	721	1,722	2,618
Acquisitions	—	32	—	32
Balance as of December 31, 2025	$175	$753	$1,722	$2,650

Other Intangible Assets

Net intangible assets consist primarily of amounts relating to acquired customer relationships and contract backlog within Mission Technologies, as well as nuclear-powered aircraft carrier and submarine program intangible assets within Newport News, with an aggregate weighted-average useful life of 28 years based on the long life cycle of the related programs. Amortization expense for the years ended December 31, 2025, 2024, and 2023, was $104 million, $109 million, and $128 million, respectively.

The Company expects amortization for currently recorded purchased intangible assets of $84 million in 2026, $62 million in 2027, $56 million in 2028, $50 million in 2029, and $41 million in 2030.

12. INCOME TAXES

Tax Reform - Public Law 119-21 (the "Act"), signed into law on July 4, 2025, provides for significant changes to the U.S. federal income tax law that impacts corporations, including making certain business deductions permanent, such as bonus depreciation, immediate expensing of domestic research and development ("R&D") expenditures, and providing an election to accelerate the deduction for the remaining unamortized domestic R&D expenditures capitalized during the 2022 through 2024 tax years. These unamortized expenditures can be deducted over one or two years. The Act contains other provisions that are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

The Company’s financial statements as of December 31, 2025 include the impact of the following significant items:

Domestic R&D expenditures: The Company recorded a current tax benefit of $115 million based on its intent to expense all current year domestic R&D expenditures and to accelerate the deduction for the remaining unamortized domestic R&D expenditures capitalized during the 2022 through 2024 tax years over a two-year period. This resulted in an increase of approximately $115 million to the Company’s current income taxes receivable and a corresponding increase in its net deferred tax liability.

Bonus Depreciation: While the Company has not completed its analysis of all capital expenditures that may qualify for immediate expensing, the Company recorded an estimated current tax benefit of $16 million based on its intent to fully expense all qualified property acquired and placed into service after January 19, 2025. This resulted in an increase of approximately $16 million to the Company’s current income taxes receivable and a corresponding increase in its net deferred tax liability.

The Company's earnings are primarily domestic, and its effective tax rate on earnings from operations for the year ended December 31, 2025, was 22.1%, compared with 14.5% and 20.2% for 2024 and 2023, respectively.

For the year ended December 31, 2025, the Company's effective tax rate differed from the statutory federal corporate income tax rate primarily as a result of a decrease in the estimated R&D tax credits for the prior period. For the years ended December 31, 2024 and 2023, the Company's effective tax rate differed from the statutory federal corporate income tax rate primarily as a result of R&D tax credits.

Non-current state income taxes include deferred state income taxes, which reflect the change in deferred state tax assets and liabilities and the tax expense or benefit associated with changes in state unrecognized tax benefits in the relevant period. These amounts are recorded within operating income. Current period state income tax expense is charged to contract costs and included in cost of sales and service revenues in segment operating income. For the years ended December 31, 2025, 2024, and 2023, state income taxes in Virginia make up the majority of the state income tax expense.

Federal and foreign income tax expense for the years ended December 31, 2025, 2024, and 2023, consisted of the following:

	Year Ended December 31
($ in millions)	2025	2024	2023
Income Taxes on Operations
Federal and foreign income taxes currently payable (receivable)	$(5)	$193	$273
Change in deferred federal and foreign income taxes	177	(100)	(101)
Total federal and foreign income taxes	$172	$93	$172

Earnings and income tax from foreign operations are not material for any periods presented.

The following table reconciles the Company's actual income tax expense to income tax expense based on the statutory federal corporate income tax rate:

	Year Ended December 31
	2025		2024		2023
($ in millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal statutory tax rate	$163	21.0%	$135	21.0%	$179	21.0%
Foreign tax effects	—	—%	2	0.3%	—	—%
Effect of cross-border tax laws	(1)	(0.2)%	(3)	(0.5)%	(1)	(0.1)%
Tax credits:
Research and development tax credit	17	2.2%	(49)	(7.6)%	(22)	(2.6)%
Other	(4)	(0.5)%	(2)	(0.3)%	(2)	(0.2)%
Nontaxable or nondeductible items	7	0.9%	1	0.2%	6	0.7%
Changes in unrecognized tax benefits	—	—%	18	2.8%	10	1.2%
Interest accrual on tax refunds	(7)	(0.9)%	(8)	(1.2)%	(6)	(0.7)%
Other adjustments	(3)	(0.4)%	(1)	(0.2)%	8	0.9%
Effective income tax rate	$172	22.1%	$93	14.5%	$172	20.2%

Cash paid for income taxes (net of refunds) consisted of the following:

	December 31
($ in millions)	2025	2024	2023
Federal	$70	$182	$273
State:
Virginia	19	56	30
Other	7	17	26
Total state	26	73	56
Foreign	—	—	1
Cash paid for income taxes (net of refunds)	$96	$255	$330

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

The changes in unrecognized tax benefits (exclusive of interest and penalties) for the years ended December 31, 2025, 2024, and 2023 are summarized in the following table:

	December 31
($ in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of the year	$110	$98	$90
Additions based on tax positions related to the current year	5	13	11
Additions based on tax positions related to prior years	1	4	—
Reductions based on tax positions related to prior years	(7)	—	—
Lapse of statute of limitations	(4)	(5)	(3)
Net change in unrecognized tax benefits	(5)	12	8
Unrecognized tax benefits at end of the year	$105	$110	98

Assuming sustainment of these positions, as of December 31, 2025, 2024, and 2023, the reversal of $86 million, $91 million, and $76 million, respectively, of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As a result of the unrecognized tax benefits noted above, income tax expense increased by $6 million in 2025 for interest and penalties, resulting in an interest and penalty liability of $20 million as of December 31, 2025. In 2024, income tax expense increased $5 million for interest, resulting in an interest liability of $14 million as of December 31, 2024. In 2023, income tax expense increased $4 million for interest, resulting in an interest liability of $9 million as of December 31, 2023.

The following table summarizes the tax years that are either currently under examination or remain open under the applicable statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Years
United States - Federal(1)	2016	-	2024
Connecticut	2022	-	2024
Mississippi	2022	-	2024
Virginia	2022	-	2024
(1) Returns for the 2016, 2018, 2019, 2021, and 2022 tax years were filed under the Compliance Assurance Process ("CAP") program and accepted by the Internal Revenue Service ("IRS") with the exception of the R&D tax credit. The 2017 tax year was also filed under the CAP program and was accepted by the IRS with the exception of the manufacturing deduction and the R&D tax credit. The 2023 tax year was filed under the CAP program and accepted by the IRS with the exception of the R&D tax credit and capitalized R&D expenses. The statute of limitations for the 2020 and 2021 tax years has been extended to June 30, 2027.

IRS Audits - The Company was part of the IRS CAP program for the 2014 through 2023 tax years. Tax years through 2015 have been closed with the IRS. In calendar years 2020, 2021, and 2022, the Company filed refund claims for the R&D tax credit for tax years 2016-2019. Since these are refund claims, any adjustments to the amount claimed would not result in cash tax payments to the IRS. In addition, the Company has claimed R&D tax credits on its original filed returns since 2020. The status of the pending R&D tax credits is provided below.

2016-2019 claims and 2020-2021 credits - The Company reached an administrative resolution with the IRS on the 2016-2019 R&D tax credit refund claims and the R&D tax credit for the 2020-2021 tax years. After the IRS administrative review of the agreement is completed, it will be submitted to the Joint Committee on Taxation for approval.

2022-2023 credits - The IRS initiated audits for the 2022 and 2023 tax years, with minimal activity to date. The 2022 audit is limited to the R&D tax credit. The 2023 audit is limited to the R&D tax credit and capitalized R&D expenses.

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

The tax effects of significant temporary differences and carry-forwards that resulted in year-end deferred tax balances, as presented in the consolidated statements of financial position, were as follows:

	December 31
($ in millions)	2025	2024
Deferred Tax Assets
Workers' compensation	$154	$150
Operating lease liabilities	71	67
Reserves not currently deductible for tax purposes	72	71
Stock compensation	9	8
Net operating losses, tax credit and other carry-forwards	30	33
Capitalized research and development expenses	152	315
Other	15	11
Gross deferred tax assets	503	655
Less valuation allowance	25	26
Net deferred tax assets	478	629
Deferred Tax Liabilities
Depreciation and amortization	465	457
Contract accounting differences	57	47
Purchased intangibles	198	212
Operating lease assets	67	62
Retirement benefits	248	216
Other	15	13
Gross deferred tax liabilities	1,050	1,007
Total net deferred tax liabilities	$(572)	$(378)

As of December 31, 2025, the Company had state income tax credit carry-forwards of approximately $14 million, which expire from 2026 through 2028. A deferred tax asset of approximately $11 million (net of federal benefit) related to these state income tax credit carry-forwards has been recorded, with a valuation allowance of $7 million against such deferred tax asset as of December 31, 2025. State net operating loss carry-forwards are individually and cumulatively immaterial to the Company’s deferred tax balances and expire from 2030 through 2044.

13. DEBT

The Company's long-term debt consisted of the following:

	December 31
($ in millions)	2025	2024
Senior notes due May 1, 2025, 3.844%	$—	$500
Senior notes due December 1, 2027, 3.483%	600	600
Senior notes due August 16, 2028, 2.043%	600	600
Senior notes due January 15, 2030, 5.353%	500	500
Senior notes due May 1, 2030, 4.200%	500	500
Senior notes due January 15, 2035, 5.749%	500	500
Gulf opportunity zone industrial development revenue bonds due December 1, 2028, 4.55%	21	21
Finance lease obligations	—	9
Less unamortized debt issuance costs	(21)	(27)
Total long-term debt	$2,700	$3,203
Less current portion	—	503
Long-term debt, net of current portion	$2,700	$2,700

Debt Facilities - In September 2024, the Company amended its existing $1.5 billion credit facility, increasing the capacity thereunder to $1.7 billion and extending the maturity date for five years from signing (the "Second Amended and Restated Revolving Credit Facility"). The Second Amended and Restated Revolving Credit Facility has a variable interest rate on outstanding borrowings based on the Secured Overnight Financing Rate ("SOFR") plus an interest spread, currently 1.475% based upon the Company's credit rating, which may vary between 1.225% and 2.100%. The commitment fee rate on the Second Amended and Restated Revolving Credit Facility as of December 31, 2025, was 0.200% and may vary between 0.125% and 0.300%. The Second Amended and Restated Revolving Credit Facility includes a letter of credit sub-facility of $300 million.

As of December 31, 2025, the Company had $11 million in issued but undrawn letters of credit and $1,689 million unutilized under the Second Amended and Restated Revolving Credit Facility. The Company had unamortized debt issuance costs associated with its debt facilities of $8 million and $10 million as of December 31, 2025 and 2024, respectively.

The Second Amended and Restated Revolving Credit Facility contains customary affirmative and negative covenants and events of default, as well as a financial covenant based on a maximum total leverage ratio.

In September 2024, the Company's borrowing capacity under its unsecured commercial paper note program increased from $1 billion to $1.7 billion. As of December 31, 2025, the Company had no outstanding debt under the commercial paper program.

Senior Notes - In May 2025, the Company repaid $500 million aggregate principal amount of its 3.844% senior notes upon their maturity. The repayment was funded using a combination of cash on hand and proceeds from the Company’s commercial paper program.

In November 2024, the Company issued $500 million aggregate principal amount of 5.353% senior notes due 2030 and $500 million aggregate principal amount of 5.749% senior notes due 2035. The net proceeds from these senior notes were used for general corporate purposes, including debt repayment (which included repayment of its 3.844% senior notes due 2025 and commercial paper borrowings) and working capital.

The terms of the Company's senior notes limit the Company’s ability and the ability of certain of its subsidiaries to create liens, enter into sale and leaseback transactions, sell assets, and effect consolidations or mergers. Interest on the senior notes is payable semiannually. The Company had unamortized debt issuance costs associated with the senior notes of $13 million and $17 million as of December 31, 2025 and 2024, respectively.

Interest on the Gulf Opportunity Zone Industrial Development Revenue Bonds is payable semiannually.

The agreements governing the Company's debt contain customary affirmative and negative covenants. The Company was in compliance with all debt covenants during the year ended December 31, 2025. Each of the Company's existing and future materially wholly owned domestic subsidiaries, except those that are specifically designated as unrestricted subsidiaries, are and will be guarantors under existing debt facilities, with the exception of the Gulf Opportunity Zone Industrial Development Revenue Bonds.

The estimated fair value of the Company's total long-term debt as of December 31, 2025, was $2,730 million. There was no current portion of long-term debt and no finance lease liabilities as of December 31, 2025. The estimated fair value of the Company's total long-term debt, including the current portion of long-term debt and excluding finance lease liabilities, as of December 31, 2024, was $3,110 million. The estimated fair value of the current portion of the Company's long-term debt, excluding finance lease liabilities, was $497 million as of December 31, 2024. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 under the fair value hierarchy.

As of December 31, 2025, the aggregate amounts of principal payments due on long-term debt within the next five years consisted of $600 million due in 2027, $621 million due in 2028, and $1 billion due in 2030.

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

Antitrust Complaint - In October 2023, a class action antitrust lawsuit was filed against the Company and other defendants in the U.S. District Court for the Eastern District of Virginia. The lawsuit names several HII companies, among other companies, as defendants. The named plaintiffs generally allege that the defendant companies have adhered to a “gentlemen’s agreement” that prohibits any defendant from actively recruiting naval engineers from other defendants. The complaint seeks class certification, treble damages, and any other relief to which the plaintiffs are entitled. The District Court dismissed the lawsuit against all defendants in April 2024 on statute of limitations grounds without addressing the motions to dismiss filed by the defendants on other grounds. The Fourth Circuit Court of Appeals reversed the dismissal and remanded the case to the District Court for further proceedings. In November 2025, the District Court denied the defendants' remaining motions to dismiss the lawsuit. The Company cannot at this time predict or reasonably estimate the outcome of this matter.

Insurance Claims - In September 2020, the Company filed a complaint against 32 reinsurers in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. The Company also initiated arbitration proceedings against six other reinsurers seeking similar relief. In July 2021, the Vermont court granted the reinsurers’ motion for judgment on the pleadings, which would have ended the Company’s claim. The Company appealed the decision to the Vermont Supreme Court, which reversed and remanded the lower court's decision in September 2022, allowing the Company's claim to proceed. In 2025, the parties filed dispositive motions and await the court’s decision. The Company cannot at this time predict the outcome of this matter.

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

In 2024, the Company identified certain quality issues involving noncompliance with welding procedures at Newport News. The Company commenced an investigation and disclosed the matter to the U.S. Government. The Company continues to work with its U.S. Navy customer to evaluate the full extent of the matter and cannot at this time predict or reasonably estimate the ultimate outcome of this matter.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the years ended December 31, 2025, 2024, and 2023 were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

Other - The Company is party to various other claims, arbitrations, investigations, and other legal proceedings that arise in the ordinary course of business, including U.S. Government investigations and claims that could result in administrative, civil, or criminal proceedings involving the Company. The Company is a contractor with the U.S. Government, and such proceedings can therefore include False Claims Act allegations against the Company. Based on the information available to the Company to date, the Company believes that the resolution of these other claims, legal proceedings, and investigations will not have a material effect on its consolidated financial position, results of operations, or cash flows. However, the Company cannot predict what new or revised claims, litigation, or other proceedings might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

15. LEASES

The Company leases certain land, warehouses, office space, and production, office, and technology equipment, among other items. Most equipment is leased on a short-term basis. Many land, warehouse, and office space leases include renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements is generally limited by the expected lease term. The Company's lease agreements do not generally contain material residual value guarantees, material restrictive covenants, or purchase options. The Company's lease portfolio consists primarily of operating leases and an immaterial finance lease included in the consolidated financial statements. See Note 2: Summary of Significant Accounting Policies and Note 13: Debt.

The following table presents costs and other information related to the Company's leases:

	Year Ended December 31
($ in millions)	2025	2024	2023
Operating lease costs	$72	$72	$67
Short-term operating lease costs	$61	$57	$54
Variable operating lease costs	$5	$5	$7
Operating cash flows from operating leases	$(73)	$(70)	$(66)
Right-of-use assets obtained in exchange for new operating lease liabilities	$91	$41	$80
Weighted-average remaining lease term (years) - operating leases	8 years	8 years	9 years
Weighted-average discount rate - operating leases	5.4%	5.2%	5.0%

The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2025, were as follows:

($ in millions)	December 31, 2025
2026	$71
2027	61
2028	48
2029	41
2030	34
Thereafter	95
Total lease payments	350
Less: Imputed interest	69
Present value of operating lease liabilities	$281

Lease liabilities included in the Company's consolidated statements of financial position as of December 31, 2025 and 2024, were as follows:

	December 31
($ in millions)	2025	2024
Short-term operating lease liabilities	$58	$51
Long-term operating lease liabilities	223	205
Total operating lease liabilities	$281	$256

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

Environmental Matters - The estimated costs to complete environmental remediation are accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be reasonably estimated by management. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of December 31, 2025 and 2024, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

The Company’s environmental liability accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of December 31, 2025, the probable estimable future cost for environmental remediation is not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of December 31, 2025, the Company had $11 million in issued but undrawn letters of credit, as indicated in Note 13: Debt, and $368 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 44,000 employees, 45% are covered by a total of 13 collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in February 2030, December 2030, and April 2031. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2026. Mission Technologies has a total of 80 employees covered by five collective bargaining agreements, which expire in September 2026, December 2027, September 2028, and two that expire in August 2027.

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

The Company also sponsors 401(k) defined contribution pension plans in which most employees are eligible to participate. Company contributions for most defined contribution pension plans are based on the matching of employee contributions up to 4% of eligible compensation. In addition to the 401(k) defined contribution pension benefit formula, non-collectively bargained employees hired after June 30, 2008, and certain collectively bargained employees hired after July 10, 2017, are eligible to participate in a defined contribution benefit program in lieu of a defined benefit pension plan. The Company's contributions to the qualified defined contribution pension plans for the years ended December 31, 2025, 2024, and 2023, were $176 million, $166 million, and $158 million, respectively.

The Company also sponsors defined benefit and defined contribution pension plans to provide benefits in excess of the tax-qualified limits. The liabilities related to these plans as of December 31, 2025, were $204 million and $59 million, respectively, and as of December 31, 2024, were $189 million and $51 million, respectively. Grantor trust assets, primarily in the form of Level 1 marketable securities, are intended to fund certain of these obligations. The trusts’ fair values supporting these liabilities as of December 31, 2025 and 2024, were $249 million and $233 million, respectively, of which $192 million and $179 million, respectively, were related to the non-qualified defined benefit pension plans.

The Company provides contributory postretirement health care and life insurance benefits to a predominantly closed group of eligible employees, retirees, and their qualifying dependents. Covered employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age, years of service, and grandfathered requirements. Benefits are not guaranteed, and the Company reserves the right to amend or terminate coverage at any time. The Company's contributions for retiree health care benefits are subject to caps, which limit Company contributions when spending thresholds are reached.

The measurement date for all of the Company's retirement related plans is December 31. The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2025, 2024, and 2023, were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost
Service cost	$86	$109	$112	$4	$6	$6
Interest cost	336	321	343	19	19	21
Expected return on plan assets	(549)	(538)	(529)	—	—	—
Amortization of prior service cost (credit)	17	16	17	(1)	(2)	(2)
Amortization of net actuarial loss (gain)	1	18	17	(13)	(13)	(15)
Net periodic benefit (income) cost	$(109)	$(74)	$(40)	$9	$10	$10

The funded status of these plans as of December 31, 2025 and 2024, was as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
($ in millions)	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$5,791	$6,242	$333	$370
Service cost	86	109	4	6
Interest cost	336	321	19	19
Plan participants' contributions	5	5	9	9
Plan amendments	3	—	—	—
Actuarial loss (gain)	218	(499)	3	(26)
Benefits paid	(333)	(307)	(49)	(45)
Settlement	—	(80)	—	—
Benefit obligation at end of year	6,106	5,791	319	333
Change in plan assets
Fair value of plan assets at beginning of year	7,024	6,873	—	—
Actual return on plan assets	736	514	—	—
Employer contributions	14	11	40	36
Plan participants' contributions	5	5	9	9
Benefits paid	(333)	(307)	(49)	(45)
Transfers	—	2	—	—
Settlement	—	(74)	—	—
Fair value of plan assets at end of year	7,446	7,024	—	—
Funded status	$1,340	$1,233	$(319)	$(333)

Amounts recognized in the consolidated statements of financial position:
Pension plan assets	$1,544	$1,422	$—	$—
Current liability (1)	(49)	(47)	(119)	(124)
Non-current liability (2)	(155)	(142)	(200)	(209)
Accumulated other comprehensive loss (income) (pre-tax) related to:
Prior service costs (credits)	108	122	(10)	(11)
Net actuarial loss (gain)	90	60	(103)	(119)
(1)    Included in other current liabilities and current portion of postretirement plan liabilities for pension benefits and other benefits, respectively.
(2)     Included in pension plan liabilities and other postretirement plan liabilities for pension benefits and other benefits, respectively.

In 2024, the Company offered a bulk lump sum window for participants not currently receiving benefits where the present value of the deferred benefit is less than $75 thousand. Approximately 3,900 participants received lump sum distributions of approximately $80 million. The transaction did not trigger settlement accounting under FASB ASC Topic 715 – “Compensation – Retirement Benefits.”

The Projected Benefit Obligation ("PBO"), Accumulated Benefit Obligation ("ABO"), and asset values for the Company's qualified pension plans were $5,901 million, $5,714 million, and $7,446 million, respectively, as of December 31, 2025, and $5,602 million, $5,424 million, and $7,024 million, respectively, as of December 31, 2024. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBOs and fair values of plan assets for all qualified and non-qualified pension plans with PBOs in excess of plan assets were $204 million and zero, respectively, as of December 31, 2025, and $189 million and zero, respectively, as of December 31, 2024.

The ABOs for all qualified and non-qualified pension plans with ABOs in excess of plan assets were $192 million and $178 million as of December 31, 2025, and 2024, respectively. The ABOs for all pension plans were $5,906 million and $5,602 million as of December 31, 2025 and 2024, respectively.

The changes in amounts recorded in accumulated other comprehensive loss were as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31			Year Ended December 31
($ in millions)	2025	2024	2023	2025	2024	2023
Prior service cost	$(3)	$—	$—	$—	$—	$—
Amortization of prior service cost (credit)	17	16	17	(1)	(2)	(2)
Net actuarial gain (loss)	(31)	475	202	(3)	26	19
Amortization of net actuarial loss (gain)	1	18	17	(13)	(13)	(15)
Other	—	9	—	—	(1)	—
Total changes in accumulated other comprehensive loss	$(16)	$518	$236	$(17)	$10	$2

The weighted average assumptions used to determine the net periodic benefit costs for each year ended December 31 were as follows:

	Pension Benefits
	2025	2024	2023
Discount rate	5.98%	5.28%	5.47%
Expected long-term rate on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.76%	3.63%	3.63%

	Other Benefits
	2025	2024	2023
Discount rate	5.79%	5.35%	5.50%
Initial health care cost trend rate assumed for next year	6.00%	6.00%	6.00%
Gradually declining to a rate of	4.50%	4.50%	4.50%
Year in which the rate reaches the ultimate rate	2030	2029	2028

The weighted average assumptions used to determine the benefit obligations as of December 31 of each year were as follows:

	Pension Benefits		Other Benefits
	December 31		December 31
	2025	2024	2025	2024
Discount rate	5.72%	5.98%	5.42%	5.79%
Weighted average interest crediting rate	3.57%	3.54%
Rate of compensation increase	3.77%	3.76%
Initial health care cost trend rate assumed for next year			6.50%	6.00%
Gradually declining to a rate of			4.50%	4.50%
Year in which the rate reaches the ultimate rate			2031	2030

Health Care Cost Trend Rate - The health care cost trend rate represents the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances, government mandated benefits, and other considerations. Using a combination of market expectations and economic projections as of December 31, 2025, the Company selected an expected initial health care cost trend rate of 6.50% and an ultimate health care cost trend rate of 4.50% to be reached in 2031. As of December 31, 2024, the Company assumed an expected initial health care cost trend rate of 6.00% and an ultimate health care cost trend rate of 4.50% to be reached in 2030.

The Employee Retirement Income Security Act of 1974 ("ERISA"), including amendments under pension relief legislation, defines the minimum amount the Company must contribute to its qualified defined benefit pension plans. In determining whether to make discretionary contributions to these plans above the minimum required amounts, the Company considers various factors, including attainment of the funded percentage needed to avoid benefit restrictions and other adverse consequences, minimum CAS funding requirements, and the current and anticipated future funding levels of each plan. The Company's contributions to its qualified defined benefit pension plans are affected by a number of factors, including published IRS interest rates, the actual return on plan assets, actuarial assumptions, and demographic experience. These factors and the Company's resulting contributions also impact the funded status of each plan. The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31
($ in millions)	2025	2024	2023
Pension plans
Discretionary
Qualified	$—	$—	$—
Non-qualified	14	11	12
Other benefit plans	40	36	32
Total contributions	$54	$47	$44

For the year ending December 31, 2026, the Company expects its cash contributions to its qualified defined benefit pension plans to be approximately $2 million, all of which will be discretionary. For the year ending December 31, 2026, the Company expects its cash contributions to its other postretirement benefit plans to be approximately $35 million.

The following table presents estimated future benefit payments, using the same assumptions used in determining the Company's benefit obligations, as of December 31, 2025. Benefit payments depend on future employment and compensation levels, years of service, and mortality. Changes in any of these factors could significantly affect these estimated amounts.

($ in millions)	Pension Benefits	Other Benefit Payments
2026	$366	$35
2027	384	34
2028	401	32
2029	415	31
2030	427	29
Years 2031 to 2035	$2,258	$124

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

The Investment Committee is responsible for setting the policy that provides the framework for management of the plan assets. The Investment Committee set the minimum and maximum permitted values for each asset class in the Company's pension plan master trust for the year ended December 31, 2025, as follows:

	Range
U.S. and international equities	25	-	35%
Fixed income securities	35	-	45%
Alternative investments	25	-	35%

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

Private partnership interests include debt and equity investments. These investments are valued based on NAVs or their equivalents, adjusted for capital calls and distributions, reported by the respective general partners. The terms of the partnerships range from seven to ten or more years, and investors do not have the option to redeem their interests in these partnerships. As of December 31, 2025, unfunded commitments to private partnerships were $422 million.

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

	December 31, 2025
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,624	$1,624	$—	$—
Government and agency debt securities	1,154	—	1,154	—
Corporate and other debt securities	1,696	—	1,696	—
Group annuity contract	3	—	3	—
Cash and cash equivalents, net	8	8	—	—
Net plan assets subject to leveling	$4,485	$1,632	$2,853	$—

Plan assets not subject to leveling
U.S. and international equities(1)	810
Corporate and other debt securities	277
Real estate investments	376
Private partnerships	962
Hedge funds	422
Cash and cash equivalents, net(2)	114
Total plan assets not subject to leveling	2,961

Net plan assets	$7,446
(1) U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in commingled trust funds.
(2) Cash and cash equivalents are liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle.

	December 31, 2024
($ in millions)	Total	Level 1	Level 2	Level 3
Plan assets subject to leveling
U.S. and international equities	$1,499	$1,499	$—	$—
Government and agency debt securities	777	—	777	—
Corporate and other debt securities	1,487	—	1,487	—
Group annuity contract	3	—	3	—
Cash and cash equivalents, net	21	21	—	—
Net plan assets subject to leveling	$3,787	$1,520	$2,267	$—

Plan assets not subject to leveling
U.S. and international equities(1)	1,199
Corporate and other debt securities	242
Real estate investments	469
Private partnerships	926
Hedge funds	275
Cash and cash equivalents, net(2)	126
Total plan assets not subject to leveling	3,237

Net plan assets	$7,024
(1) U.S. and international equity securities include investments in small, medium, and large capitalization stocks of public companies held in commingled trust funds.
(2) Cash and cash equivalents are liquid short-term investment funds and include net receivables and payables of the trust. These funds are available for immediate use to fund daily operations, execute investment policies, and serve as a temporary investment vehicle.

There was no activity attributable to Level 3 retirement plan assets during the years ended December 31, 2025 and 2024.

18. STOCK COMPENSATION PLANS

As of December 31, 2025, HII had stock-based compensation awards outstanding under the following plans: the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), the Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), and the Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (the "2022 Plan").

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

The 2022 Plan permits awards of stock options, stock appreciation rights, and other stock awards. Stock awards, in the form of RPSRs and RSRs, are granted to employees and members of the board of directors without payment to the Company. The 2022 Plan authorized (i) 1.3 million new shares; plus (ii) any shares subject to outstanding awards under the 2012 Plan that were subsequently forfeited to the Company; plus (iii) any shares subject to outstanding awards under the 2012 Plan that were subsequently exchanged by the participant as full or partial payment to the Company in connection with any such award or exchanged by a participant or withheld by the Company to satisfy the tax withholding obligations related to any such award. As of December 31, 2025, the remaining aggregate number of shares of the Company's common stock authorized for issuance under the 2022 Plan was 0.9 million.

The 2011 Plan and 2012 Plan permitted awards of stock options and other stock awards. Stock awards, in the form of stock rights, were granted to members of the board of directors without payment to the Company.

Stock Awards

The Company issued the following stock awards in the years ended December 31, 2025, 2024, and 2023:

Restricted Performance Stock Rights - For the year ended December 31, 2025, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $169.27. These rights are subject to cliff vesting on December 31, 2027. For the year ended December 31, 2024, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $288.26. These rights are subject to cliff vesting on December 31, 2026. For the year ended December 31, 2023, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $215.24. These rights were fully vested as of December 31, 2025. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the year ended December 31, 2025, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $170.99. For the year ended December 31, 2024, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $287.38.These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date. No compensation RSRs were granted for the year ended December 31, 2023.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. In 2025, the Company granted approximately 2,700 retention RSRs at a weighted average share price of $227.70, with cliff vesting one to two years from the grant date. In 2024, the Company granted approximately 2,200 retention RSRs at a weighted average share price of $281.01, with cliff vesting one to three years from the grant date. In 2023, the Company granted approximately 9,500 retention RSRs at a weighted average share price of $213.37, with cliff vesting two to three years from the grant date. As of December 31, 2025, approximately 5,200 retention RSRs were outstanding.

The Company also received transfers of stock awards from employees in satisfaction of minimum tax withholding obligations associated with the vesting of stock awards during the period. The Company does not consider these transfers as treasury stock because the stock is not issued; rather, the award is surrendered in lieu of payments of cash to settle tax obligations.

Stock Rights and Stock Issuances - The Company granted stock rights to its non-employee directors on a quarterly basis in 2025, with each grant less than 10,000 shares. All stock rights granted to non-employee directors are fully vested on the grant date. If a non-employee director has met certain stock ownership requirements, the non-employee director may elect under the terms of the Amended and Restated Directors’ Compensation Policy and Amended and Restated Board Deferred Compensation Policy to receive their annual equity award for the following calendar year in the form of either shares of the Company’s common stock or stock units that are payable in the fifth calendar year after the year in which the annual equity award is earned, or, if earlier, upon termination of the director’s board service.

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

Stock award activity for the years ended December 31, 2025, 2024, and 2023, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2022	506	$189.68	1.0 year
Granted	177	215.16
Adjustment due to performance	32	224.35
Vested	(155)	224.35
Forfeited	(25)	178.68
Outstanding as of December 31, 2023	535	189.98	1.0 year
Granted	174	286.14
Adjustment due to performance	61	181.76
Vested	(206)	181.76
Forfeited	(14)	240.77
Outstanding as of December 31, 2024	550	221.59	1.0 year
Granted	316	172.05
Adjustment due to performance	21	215.47
Vested	(194)	215.47
Forfeited	(30)	219.31
Outstanding as of December 31, 2025	663	$199.43	1.0 year

Vested awards include stock awards that fully vested during the year based on the level of achievement of the relevant performance goals. The performance goals for outstanding RPSRs granted in 2025, 2024, and 2023 were based on three metrics as defined in the grant agreements: earnings before interest, taxes, depreciation, amortization, and pension ("EBITDAP"), weighted at 40%, pension-adjusted return on invested capital, weighted at 40%, and relative EBITDAP growth, weighted at 20%. The Company's EBITDAP growth is measured against EBITDAP growth of the S&P Aerospace and Defense Select Index.

Compensation Expense

The Company recorded $54 million, $23 million, and $34 million of expense related to stock awards for the years ended December 31, 2025, 2024, and 2023, respectively. The Company recorded $12 million, $7 million, and $10 million as tax benefits related to stock awards for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company recognized tax benefits for the years ended December 31, 2025, 2024, and 2023, of $8 million, $6 million, and $7 million, respectively, from the issuance of stock in settlement of stock awards.

Unrecognized Compensation Expense

As of December 31, 2025, the Company had $23 million of unrecognized compensation expense associated with RSRs granted in 2025 and 2024, which will be recognized over a weighted average period of 1.0 year, and $25 million of unrecognized expense associated with RPSRs granted in 2025 and 2024, which will be recognized over a weighted average period of 1.0 year.

19. SUBSIDIARY GUARANTORS

As described in Note 13: Debt, the Company issued senior notes through the consolidating parent company, HII. Performance of the Company's obligations under its senior notes outstanding as of December 31, 2025, including any repurchase obligations resulting from a change of control, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of HII's existing and future material domestic subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by HII. Each HII subsidiary that did not provide a guarantee ("Non-Guarantors") is not material and HII, as the parent company issuer, did not have independent assets or operations. There are no significant restrictions on the ability of the parent company and the Subsidiary

Guarantors to obtain funds from their respective subsidiaries by dividend or loan, except those imposed by applicable law.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2025. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in Internal Control – Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

ITEM 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information regarding our directors will be incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year.

Information about our Executive Officers

Our executive officers as of February 5, 2026 are listed below, along with their ages, position currently held, and business experience during at least the last five years.

Name	Age	Position(s)
Christopher D. Kastner	62	President and Chief Executive Officer
Brian D. Blanchette	51	Executive Vice President and President, Ingalls Shipbuilding
Chad N. Boudreaux	52	Executive Vice President and Chief Legal Officer
Eric D. Chewning	48	Executive Vice President, Maritime Systems & Corporate Strategy
Edgar A. Green III	60	Executive Vice President and President, Mission Technologies
Edmond E. Hughes	62	Executive Vice President and Chief Human Resources Officer
Nicolas G. Schuck	52	Corporate Vice President, Controller and Chief Accounting Officer
Thomas E. Stiehle	60	Executive Vice President and Chief Financial Officer
Kara R. Wilkinson	51	Executive Vice President and President, Newport News Shipbuilding

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

Eric D. Chewning, Executive Vice President, Maritime Systems & Corporate Strategy – Mr. Chewning has served as Executive Vice President, Maritime Systems & Corporate Strategy since August 2025. From January 2023 to August 2025, he served as Executive Vice President, Strategy and Development. Before joining HII, Mr. Chewning co-led McKinsey & Company's Aerospace & Defense practice in the Americas from April 2020 to January 2023. From January 2019 to January 2020, Mr. Chewning served as the Chief of Staff to the U.S. Secretary of Defense. Mr. Chewning is a former U.S. Army military intelligence officer and previously worked as an investment banker with Morgan Stanley & Co.

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

Nicolas G. Schuck, Corporate Vice President, Controller and Chief Accounting Officer – Mr. Schuck has served as Corporate Vice President, Controller and Chief Accounting Officer since August 2015. Prior to that, he served as Assistant Controller at our Newport News Shipbuilding division and as Corporate Assistant Controller. Before joining HII, Mr. Schuck served as Director, Finance for ManTech International Corporation and previously worked in public accounting with PricewaterhouseCoopers and Arthur Andersen.

Thomas E. Stiehle, Executive Vice President and Chief Financial Officer – Mr. Stiehle has served as Executive Vice President and Chief Financial Officer since February 2021. Mr. Stiehle is responsible for the Company’s business management functions, including investor relations, treasury, internal audit, contracts, accounting, financial reporting, planning and analysis, and rates and budgets. From October 2012 until he assumed his current role, he served as Vice President and Chief Financial Officer of Ingalls Shipbuilding and, prior to that, served as Vice President, Contracts and Pricing at Ingalls.

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

Audit Committee Financial Expert

Information as to the Audit Committee and the Audit Committee Financial Expert will be incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders.

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

Insider Trading Policy

Information concerning our Insider Trading Policy, will be incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders.

Other Disclosures

Other disclosures required by this Item will be incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation (other than information related to pay-for-performance), including information concerning Compensation Committee interlocks, insider participation, and the Compensation Committee report, will be incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to security ownership of certain beneficial owners and management and related stockholder matters will be incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information regarding the equity securities available for issuance under our equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	662,541	$0.00	897,615
Equity compensation plans not approved by security holders(2)	—	—	—
Total	662,541	$0.00	897,615
(1) Includes grants made under the Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (the "2022 Plan"), which was approved by our stockholders on May 3, 2022, Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (the "2012 Plan"), which was approved by our stockholders on May 2, 2012, and the Huntington Ingalls Industries, Inc. 2011 Long-Term Incentive Stock Plan (the "2011 Plan"), which was approved by the sole stockholder of HII prior to its spin-off from Northrop Grumman Corporation. These shares were comprised of 21,651 stock rights granted under the 2011 Plan, 42,578 stock rights granted under the 2012 Plan, and 26,491 stock rights, 181,111 restricted stock rights, and 390,710 restricted performance stock rights granted under the 2022 Plan, assuming target performance achievement.
(2) No awards have been granted under plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to certain relationships and related transactions, and director independence will be incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information as to principal accountant fees and services will be incorporated herein by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/Charges to Income	Other	Balance at End of Period
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$28	$1	$—	$29
Year Ended December 31, 2024
Valuation allowance for deferred tax assets	29	(3)	—	26
Year Ended December 31, 2025
Valuation allowance for deferred tax assets	$26	$(1)	$—	$25

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

10.2
Intellectual Property License Agreement, dated as of March 29, 2011, between Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 4, 2011, File No. 001-34910).

10.3
Tax Matters Agreement, dated as of March 29, 2011, among Northrop Grumman Corporation (formerly New P, Inc.), Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 4, 2011, File No. 001-34910).

10.4
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

10.5
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

10.8
Performance and Indemnity Agreement, dated as of March 30, 2011, between Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) relating to the Gulf Opportunity Zone Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2011).

10.9
Performance and Indemnity Agreement, dated as of March 30, 2011, between Huntington Ingalls Industries, Inc. and Titan II Inc. (formerly Northrop Grumman Corporation) relating to certain performance guarantees associated with certain U.S. Navy shipbuilding contracts (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on May 11, 2011, File No. 001-34910).

10.10
Ingalls Guaranty Performance, Indemnity and Termination Agreement, dated as of March 29, 2011, among Huntington Ingalls Industries, Inc., Northrop Grumman Systems Corporation and Northrop Grumman Shipbuilding, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on May 11, 2011, File No. 001-34910).

10.11
Huntington Ingalls Industries Supplemental Plan 2 (incorporated by reference to Exhibit 10.16 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011) and Amendment to Appendix G to the plan.

10.12*
Second Amendment to Appendix G to Huntington Ingalls Industries Supplemental Plan 2-Officers Supplemental Executive Retirement Plan, as amended January 7, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 19, 2018, File No. 001-34910).

10.13*	Huntington Ingalls Industries ERISA Supplemental Plan (incorporated by reference to Exhibit 10.17 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.14*
Severance Plan for Elected and Appointed Officers of Huntington Ingalls Industries, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 19, 2018, File No. 001-34910).

10.15*	Huntington Ingalls Industries Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.16*	Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.20 to the Company's Amendment No. 4 to Registration Statement on Form 10 filed on January 18, 2011).

10.17*	First Amendment to the Huntington Ingalls Industries Savings Excess Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 3, 2017, File No. 001-34910).

10.18*
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

10.23*
Huntington Ingalls Industries, Inc. Annual Incentive Plan, as amended and restated December 13, 2018 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 19, 2018, File No. 001-34910).

10.24*
Form of Award Certificate applicable to Non-Employee Director Stock Units Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.30 to Form 10-K filed on February 27, 2013, File No. 001-34910).

10.25*
Form of Award Certificate applicable to Restricted Performance Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.31 to Form 10-K filed on February 27, 2014, File No. 001-34910).

10.26*
Form of Award Certificate applicable to Restricted Stock Rights Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.32 to Form 10-K filed on February 27, 2014, File No. 001-34910).

10.27*
Form of Award Certificate applicable to Stock Options Granted Under the 2011 and 2012 Long-Term Incentive Stock Plans (incorporated by reference to Exhibit 10.33 to Form 10-K filed on February 27, 2014, File No. 001-34910).

10.28*	Huntington Ingalls Industries, Inc. 2012 Long-Term Incentive Stock Plan (incorporated by reference to Annex A to the Proxy Statement filed on April 3, 2012, File No. 001-34910).

10.29*	Performance-Based Compensation Policy of Huntington Ingalls Industries, Inc (incorporated by reference to Annex B to the Proxy Statement filed on April 3, 2012, File No. 001-34910).

10.30*
Huntington Ingalls Industries, Inc. 2022 Long-Term Incentive Stock Plan (incorporated herein by reference to Annex B to the Company's definitive proxy statement filed on March 21, 2022, File No. 001-34910).

10.31*
Terms and Conditions Applicable to Restricted Performance Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.36 to Form 10-K filed on February 1, 2024, File No. 001-34910).

10.32*
Terms and Conditions Applicable to Ratable Vesting Restricted Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.37 to Form 10-K filed on February 1, 2024, File No. 001-34910).

10.33*
Terms and Conditions Applicable to Cliff Vesting Restricted Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.38 to Form 10-K filed on February 1, 2024, File No. 001-34910).

10.34*
Terms and Conditions Applicable to Non-Employee Director Stock Units Granted Under the 2022 Long-Term Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2023, File No. 001-34910).

10.35*
Terms and Conditions Applicable to Non-Employee Director Stock Grants Under the 2022 Long-Term Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2023, File No. 001-34910).

10.36*	Huntington Ingalls Industries, Inc. Amended and Restated Directors' Compensation Policy (incorporated by reference to Exhibit 10.41 to Form 10-K filed on February 1, 2024, File No. 001-34910).

10.37*
Huntington Ingalls Industries, Inc. Directors Compensation Policy--Amended and Restated Board Deferred Compensation Policy (incorporated by reference to Exhibit 10.42 to Form 10-K filed on February 9, 2023, File No. 001-34910).

10.38
Second Amended and Restated Credit Agreement, dated September 17, 2024, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank and certain other issuing banks (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 17, 2024, File No. 001-34910).

10.39*	Huntington Ingalls Industries, Inc. Amended and Restated Directors' Compensation Policy, effective January 1, 2026.

19	Insider Trading Policy.

21.1	List of subsidiaries of Huntington Ingalls Industries, Inc.

22	List of subsidiary guarantors of registered securities of Huntington Ingalls Industries, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Huntington Ingalls Industries, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Form 10-K filed on February 1, 2024, File No. 001-34910).

101	The following financial information for the company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Consolidated Statements of Financial Position, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on form 10-K, formatted in Inline XBRL and contained in Exhibit 101.
*Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 2026.

Huntington Ingalls Industries, Inc.

/s/ Christopher D. Kastner
Christopher D. Kastner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher D. Kastner	President, Chief Executive Officer and Director
Christopher D. Kastner	(Principal Executive Officer)	February 5, 2026

/s/ Thomas E. Stiehle	Executive Vice President and
Thomas E. Stiehle	Chief Financial Officer
	(Principal Financial Officer)	February 5, 2026

/s/ Nicolas Schuck	Corporate Vice President, Controller
Nicolas Schuck	and Chief Accounting Officer
	(Principal Accounting Officer)	February 5, 2026

/s/ Kirkland H. Donald
Kirkland H. Donald	Chairman	February 5, 2026

/s/ Augustus L. Collins
Augustus L. Collins	Director	February 5, 2026

/s/ Leo P. Denault
Leo P. Denault	Director	February 5, 2026

/s/ Craig S. Faller
Craig S. Faller	Director	February 5, 2026

/s/ Victoria D. Harker
Victoria D. Harker	Director	February 5, 2026

/s/ Frank R. Jimenez
Frank R. Jimenez	Director	February 5, 2026

/s/ Anastasia D. Kelly
Anastasia D. Kelly	Director	February 5, 2026

/s/ Tracy B. McKibben
Tracy B. McKibben	Director	February 5, 2026

/s/ Stephanie L. O'Sullivan
Stephanie L. O'Sullivan	Director	February 5, 2026

/s/ Thomas C. Schievelbein
Thomas C. Schievelbein	Director	February 5, 2026

/s/ Nick L. Stanage
Nick L. Stanage	Director	February 5, 2026

/s/ John K. Welch
John K. Welch	Director	February 5, 2026