Form 10-Q
period 2026-03-31
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2026-05-05
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of May 1, 2026, 39,404,029 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in millions, except per share amounts)	2026	2025
Sales and service revenues
Product sales	$2,004	$1,713
Service revenues	1,095	1,021
Sales and service revenues	3,099	2,734
Cost of sales and service revenues
Cost of product sales	1,741	1,451
Cost of service revenues	950	889
Income from operating investments, net	5	13
General and administrative expenses	258	246
Operating income	155	161
Other income (expense)
Interest expense	(22)	(28)
Non-operating retirement benefit	53	48
Other, net	2	6
Earnings before income taxes	188	187
Federal and foreign income tax expense	39	38
Net earnings	$149	$149

Basic earnings per share	$3.79	$3.79
Weighted-average common shares outstanding	39.3	39.3

Diluted earnings per share	$3.79	$3.79
Weighted-average diluted shares outstanding	39.3	39.3

Dividends declared per share	$1.38	$1.35

Net earnings from above	$149	$149
Other comprehensive income
Change in unamortized benefit plan costs	2	1
Tax expense for items of other comprehensive income	(1)	—
Other comprehensive income, net of tax	1	1
Comprehensive income	$150	$150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$216	$774
Accounts receivable, net of allowance for expected credit losses of $3 million as of 2026 and $2 million as of 2025	406	339
Contract assets	1,989	1,758
Inventoried costs	230	219
Income taxes receivable	278	284
Prepaid expenses and other current assets	98	77
Total current assets	3,217	3,451
Property, plant, and equipment, net of accumulated depreciation of $2,799 million as of 2026 and $2,754 million as of 2025	3,742	3,726
Operating lease assets	274	267
Goodwill	2,650	2,650
Other intangible assets, net of accumulated amortization of $1,243 million as of 2026 and $1,222 million as of 2025	673	694
Pension plan assets	1,586	1,544
Miscellaneous other assets	391	417
Total assets	$12,533	$12,749
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$692	$556
Accrued employees’ compensation	345	443
Current portion of postretirement plan liabilities	119	119
Current portion of workers’ compensation liabilities	219	217
Contract liabilities	822	1,220
Other current liabilities	505	490
Total current liabilities	2,702	3,045
Long-term debt	2,701	2,700
Pension plan liabilities	155	155
Other postretirement plan liabilities	195	200
Workers’ compensation liabilities	446	442
Long-term operating lease liabilities	230	223
Deferred tax liabilities	615	572
Other long-term liabilities	342	339
Total liabilities	7,386	7,676
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,962,478 shares issued and 39,377,769 shares outstanding as of 2026, and 53,826,236 shares issued and 39,241,527 shares outstanding as of 2025	1	1
Additional paid-in capital	2,070	2,087
Retained earnings	5,577	5,487
Treasury stock	(2,449)	(2,449)
Accumulated other comprehensive loss	(52)	(53)
Total stockholders’ equity	5,147	5,073
Total liabilities and stockholders’ equity	$12,533	$12,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
($ in millions)	2026	2025
Operating Activities:
Net earnings	$149	$149
Adjustments to reconcile net cash used in operating activities:
Depreciation	55	54
Amortization of purchased intangibles	21	25
Stock-based compensation	21	24
Deferred income taxes	43	(11)
Loss (gain) on investments in marketable securities	3	(3)
Other non-cash transactions, net	3	3
Change in
Accounts receivable	(67)	(175)
Contract assets	(231)	(334)
Inventoried costs	(11)	(7)
Prepaid expenses and other assets	7	44
Accounts payable and accruals	(338)	(126)
Retiree benefits	(45)	(38)
Net cash used in operating activities	(390)	(395)
Investing Activities:
Capital expenditures
Capital expenditure additions	(74)	(67)
Grant proceeds for capital expenditures	3	—
Acquisitions of businesses	—	(133)
Proceeds from disposition of assets	—	1
Net cash used in investing activities	(71)	(199)
Financing Activities:
Proceeds from line of credit borrowings	15	—
Repayment of line of credit borrowings	(15)	—
Dividends paid	(54)	(53)
Employee taxes on certain share-based payment arrangements	(43)	(14)
Other financing activities, net	—	(3)
Net cash used in financing activities	(97)	(70)
Change in cash and cash equivalents	(558)	(664)
Cash and cash equivalents, beginning of period	774	831
Cash and cash equivalents, end of period	$216	$167
Supplemental Cash Flow Disclosure
Cash paid for interest	$35	$8
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$13	$16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31, 2026 and 2025 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2024	$1	$2,045	$5,097	$(2,449)	$(28)	$4,666
Net earnings	—	—	149	—	—	149
Dividends declared ($1.35 per share)	—	—	(53)	—	—	(53)
Stock-based compensation	—	12	(2)	—	—	10
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance as of March 31, 2025	$1	$2,057	$5,191	$(2,449)	$(27)	$4,773

Balance as of December 31, 2025	$1	$2,087	$5,487	$(2,449)	$(53)	$5,073
Net earnings	—	—	149	—	—	149
Dividends declared ($1.38 per share)	—	—	(54)	—	—	(54)
Stock-based compensation	—	(17)	(5)	—	—	(22)
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance as of March 31, 2026	$1	$2,070	$5,577	$(2,449)	$(52)	$5,147

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

These unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature considered necessary by management for a fair presentation of the unaudited condensed consolidated financial position, results of operations, and cash flows and should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K").

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $244 million and $249 million as of March 31, 2026, and December 31, 2025, respectively, and are presented within miscellaneous other assets on the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt as of March 31, 2026 and December 31, 2025 were $2,688 million and $2,730 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 of the fair value hierarchy.

3. ACCOUNTING STANDARDS UPDATES

Recently Adopted Guidance

There were no new Accounting Standards Updates (“ASU”) adopted during the three months ended March 31, 2026 that had a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2026

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

Other accounting pronouncements issued but not effective until after December 31, 2026, are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

4. STOCKHOLDERS' EQUITY

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For each of the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $54 million and $53 million for the three months ended March 31, 2026 and 2025, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $52 million and $53 million as of March 31, 2026, and December 31, 2025, respectively.

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2026 and 2025, were as follows:

($ in millions)	Benefit Plans	Total
Balance as of December 31, 2024	$(28)	$(28)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost(1)	4	4
Amortization of net actuarial loss(1)	(3)	(3)
Net current period other comprehensive income	1	1
Balance as of March 31, 2025	$(27)	$(27)

Balance as of December 31, 2025	$(53)	$(53)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost(1)	4	4
Amortization of net actuarial loss(1)	(2)	(2)
Tax expense for items of other comprehensive income	(1)	(1)
Net current period other comprehensive income	1	1
Balance as of March 31, 2026	$(52)	$(52)
(1) These accumulated comprehensive loss components are included in the computation of net periodic benefit cost.
See Note 11: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025, was $1 million and less than $1 million, respectively.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31
(in millions, except per share amounts)	2026	2025
Net earnings	$149	$149

Weighted-average common shares outstanding	39.3	39.3
Net dilutive effect of stock awards	—	—
Dilutive weighted-average common shares outstanding	39.3	39.3

Earnings per share - basic	$3.79	$3.79
Earnings per share - diluted	$3.79	$3.79

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million and 0.4 million Restricted Performance Stock Rights ("RPSRs") for the three months ended March 31, 2026 and 2025, respectively, and 0.1 million and 0.2 million Restricted Stock Rights ("RSRs") for the three months ended March 31, 2026, and 2025, respectively.

6. REVENUE

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis:

	Three Months Ended March 31, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$614	$1,364	$26	$—	$2,004
Service revenues	108	301	686	—	1,095
Intersegment	3	—	36	(39)	—
Sales and service revenues	$725	$1,665	$748	$(39)	$3,099
Customer Type
Federal	$722	$1,665	$709	$—	$3,096
Commercial	—	—	3	—	3
Intersegment	3	—	36	(39)	—
Sales and service revenues	$725	$1,665	$748	$(39)	$3,099
Contract Type
Firm fixed-price	$1	$—	$103	$—	$104
Fixed-price incentive	613	744	—	—	1,357
Cost-type	108	921	581	—	1,610
Time and materials	—	—	28	—	28
Intersegment	3	—	36	(39)	—
Sales and service revenues	$725	$1,665	$748	$(39)	$3,099

	Three Months Ended March 31, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$526	$1,160	$27	$—	$1,713
Service revenues	107	236	678	—	1,021
Intersegment	4	—	30	(34)	—
Sales and service revenues	$637	$1,396	$735	$(34)	$2,734
Customer Type
Federal	$633	$1,396	$701	$—	$2,730
Commercial	—	—	4	—	4
Intersegment	4	—	30	(34)	—
Sales and service revenues	$637	$1,396	$735	$(34)	$2,734
Contract Type
Firm fixed-price	$—	$2	$97	$—	$99
Fixed-price incentive	526	766	2	—	1,294
Cost-type	107	627	569	—	1,303
Time and materials	—	1	37	—	38
Intersegment	4	—	30	(34)	—
Sales and service revenues	$637	$1,396	$735	$(34)	$2,734

	Three Months Ended March 31
($ in millions)	2026	2025
Major Programs
Amphibious assault ships	$345	$332
Surface combatants and coast guard cutters	377	299
Other	3	6
Total Ingalls	725	637
Aircraft carriers	881	758
Submarines	622	516
Other	162	122
Total Newport News	1,665	1,396
All-domain operations and warfare systems	492	485
Global security, unmanned systems, and other	256	250
Total Mission Technologies	748	735
Intersegment eliminations	(39)	(34)
Sales and service revenues	$3,099	$2,734

As of March 31, 2026, the Company had $54.0 billion of remaining performance obligations. The Company expects to recognize approximately 40% of its remaining performance obligations as revenue through 2027, an additional 35% through 2029, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Three Months Ended March 31
($ in millions, except per share amounts)	2026	2025
Effect on operating income(1)	$1	$—
Effect on diluted earnings per share (net of tax)	$0.02	$—
(1) For the three months ended March 31, 2026, the effect of net cumulative catch-up revenue adjustments on operating income is materially consistent with the effect on revenue.

For the three months ended March 31, 2026, no individual favorable or unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

For the three months ended March 31, 2025, cumulative catch-up revenue adjustments netted to zero, and did not have an effect on operating income or diluted earnings per share. The Company's Newport News segment experienced performance challenges in the construction of aircraft carriers and Virginia class (SSN 774) submarines. For the three months ended March 31, 2025, cumulative catch-up revenue adjustments included significant unfavorable performance adjustments on the Enterprise (CVN 80) and Doris Miller (CVN 81) construction contract and the Virginia class (SSN 774) submarine program, which were offset by contract incentives.

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

($ in millions)	March 31, 2026	December 31, 2025
Contract assets	$1,989	$1,758
Contract liabilities	822	1,220
Net contract assets	$1,167	$538

The Company’s net contract assets increased $629 million from December 31, 2025 to March 31, 2026, primarily as a result of the timing of billings across programs on certain U.S. Navy contracts. The Company recognized revenue related to its prior year-end contract liabilities of $758 million and $552 million for the three months ended March 31, 2026 and 2025, respectively.

7. SEGMENT INFORMATION

The following tables present the Company's operating results by segment:

	Three Months Ended March 31, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$614	$1,364	$26	$—	$2,004
Service revenues	108	301	686	—	1,095
Intersegment	3	—	36	(39)	—
Total sales and service revenues	725	1,665	748	(39)	3,099
Segment Operating Income
Income from operating investments, net	—	—	5	—	5
Less:
Cost of sales and service revenues
Product	531	1,179	24	—	1,734
Service	96	255	597	—	948
Intersegment	3	—	36	(39)	—
Other segment items	46	143	61	—	250
Total segment operating income	$49	$88	$35	$—	172
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(9)
Non-current state income taxes					(8)
Total operating income					$155

	Three Months Ended March 31, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$526	$1,160	$27	$—	$1,713
Service revenues	107	236	678	—	1,021
Intersegment	4	—	30	(34)	—
Total sales and service revenues	637	1,396	735	(34)	2,734
Segment Operating Income
Income from operating investments, net	—	—	13	—	13
Less:
Cost of sales and service revenues
Product	452	971	20	—	1,443
Service	90	193	604	—	887
Intersegment	4	—	30	(34)	—
Other segment items	45	147	54	—	246
Total segment operating income	$46	$85	$40	$—	171
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(10)
Non-current state income taxes					—
Total operating income					$161

Sales transactions between segments are generally recorded at cost.

Other segment items consist of general and administrative expenses.

Other Financial Information

The following tables present the Company's capital expenditures, as presented to the chief operating decision maker, and depreciation and amortization by segment:

	Three Months Ended March 31
($ in millions)	2026	2025
Capital Expenditures(1)
Ingalls	$10	$14
Newport News	57	49
Mission Technologies	3	1
Total segment capital expenditures	70	64
Corporate	1	3
Total capital expenditures	$71	$67
(1) Net of grant proceeds for capital expenditures

	Three Months Ended March 31
($ in millions)	2026	2025
Depreciation and Amortization
Ingalls	$20	$20
Newport News	35	33
Mission Technologies	20	25
Total segment depreciation and amortization	75	78
Corporate	1	1
Total depreciation and amortization	$76	$79

Asset information by segment is not disclosed because it is not a key measure of performance used by the chief operating decision maker.

8. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended March 31, 2026 and 2025, were 20.7% and 20.3%, respectively.

For the three months ended March 31, 2026, the Company’s effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%.

The Company's unrecognized tax benefits increased by $3 million during the three months ended March 31, 2026. As of March 31, 2026, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $108 million. Assuming a sustainment of these tax positions, a reversal of $85 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2026, interest and penalties resulting from the unrecognized tax benefits noted above increased income tax expense by $2 million.

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

Internal Revenue Service ("IRS") Audits - The Company reached an agreement in principle with the IRS on the research and development tax credits for the 2016-2021 tax years in 2025. This resolution was submitted to the Joint Committee on Taxation for approval in March 2026. Also, in the first quarter of 2026, the IRS initiated an audit of the research and development tax credits claimed on the Company's filed returns for the 2022-2023 tax years. The Company believes that its unrecognized tax benefits are adequate and will cover the expected impact of the agreement with the IRS and any adjustments resulting from the IRS audit of the 2022-2023 research and development tax credits.

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

Antitrust Complaint - In October 2023, a class action antitrust lawsuit was filed against the Company and other defendants in the U.S. District Court for the Eastern District of Virginia. The lawsuit names several HII companies, among other companies, as defendants. The named plaintiffs generally allege that the defendant companies have adhered to a “gentlemen’s agreement” that prohibits any defendant from actively recruiting naval engineers from other defendants. The complaint seeks class certification, treble damages, and any other relief to which the plaintiffs are entitled. The District Court dismissed the lawsuit against all defendants in April 2024 on statute of limitations grounds without addressing the motions to dismiss filed by the defendants on other grounds. The Fourth Circuit Court of Appeals reversed the dismissal and remanded the case to the District Court for further proceedings. In November 2025, the District Court denied the defendants' remaining motions to dismiss the lawsuit. In March 2026, the Company reached agreement with the plaintiffs to resolve their claims. The Company has recorded a liability related to the agreement that is not material to the Company's consolidated financial position, results of operations, or cash flows.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the three months ended March 31, 2026 and 2025, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

Other - The Company is party to various other claims, arbitrations, investigations, and other legal proceedings that arise in the ordinary course of business, including U.S. Government investigations and claims that could result in administrative, civil, or criminal proceedings involving the Company. The Company is a contractor with the U.S. Government, and such proceedings can therefore include False Claims Act allegations against the Company. Based on the information available to the Company to date, the Company believes that the resolution of these other claims, legal proceedings, and investigations will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows. However, the Company cannot predict what new or revised claims, litigation, or other proceedings might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of these matters.

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

Environmental Matters - The estimated costs to complete environmental remediation are accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be reasonably estimated by management. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of March 31, 2026 and December 31, 2025, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

The Company’s environmental liability accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of March 31, 2026, the probable estimable future cost for environmental remediation is not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of March 31, 2026, the Company had $11 million in issued but undrawn letters of credit and $368 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 44,000 employees, 45% are covered by a total of 13 collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in February 2030, December 2030 and April 2031. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2031. Mission Technologies has a total of 80 employees covered by five collective bargaining agreements, which expire in September 2026, December 2027, September 2028, and two that expire in August 2027.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
($ in millions)	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$21	$22	$1	$1
Interest cost	85	84	4	4
Expected return on plan assets	(144)	(137)	—	—
Amortization of prior service cost (credit)	4	4	—	—
Amortization of net actuarial loss (gain)	1	—	(3)	(3)
Net periodic benefit (income) cost	$(33)	$(27)	$2	$2

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
($ in millions)	2026	2025
Pension plans
Discretionary
Qualified	$1	$—
Non-qualified	3	4
Other benefit plans	10	9
Total contributions	$14	$13

For the year ending December 31, 2026, the Company expects its cash contributions to its qualified defined benefit pension plans to be approximately $2 million, all of which will be discretionary.

12. STOCK COMPENSATION PLANS

During the three months ended March 31, 2026 and 2025, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the three months ended March 31, 2026, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $435.58. These rights are subject to cliff vesting on December 31, 2028. For the three months ended March 31, 2025, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $168.81. These rights are subject to cliff vesting on December 31, 2027. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the three months ended March 31, 2026, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $435.58. For the three months ended March 31, 2025, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $168.81. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. For the three months ended March 31, 2026, the Company did not grant any retention stock awards. For the three months ended March 31, 2025, the Company granted approximately 1,300 retention RSRs at a weighted average share price of $189.40, with cliff vesting one to two years from the grant date.

The Company also received transfers of stock awards from employees in satisfaction of tax withholding obligations associated with the vesting of stock awards during the period. Because the stock awards are surrendered in lieu of payments of cash to settle tax obligations and the stock is not issued, the Company does not account for these transfers as treasury stock.

Stock award activity for the three months ended March 31, 2026, and 2025, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	550	$221.59	1.0 year
Granted	301	169.05
Adjusted due to performance	16	169.05
Vested	(191)	215.19
Forfeited	(4)	288.33
Outstanding at March 31, 2025	672	$199.42	1.6 years

Outstanding at December 31, 2025	663	$199.43	1.0 year
Granted	116	434.34
Adjusted due to performance	22	434.34
Vested	(235)	214.13
Forfeited	(8)	204.33
Outstanding at March 31, 2026	558	$242.54	1.4 years

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

We conduct most of our business with the U.S. Government, primarily the Department of War. As prime contractor, principal subcontractor, team member, or partner, we participate in many high-priority U.S. defense programs. Ingalls includes our non-nuclear ship design, construction, repair, and maintenance businesses. Newport News includes all of our nuclear ship design, construction, overhaul, refueling, and repair and maintenance businesses. Our Mission Technologies segment provides a wide range of services and products, including command, control, computers, communications, cyber, intelligence, surveillance, and reconnaissance systems and operations; the application of artificial intelligence and machine learning to battlefield decisions; defense and offensive cyberspace strategies and electronic warfare; unmanned autonomous systems; live, virtual, and constructive training solutions; platform modernization; and critical nuclear operations.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 (our "2025 Annual Report on Form 10-K").

Business Environment

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

Defense Spending Environment – The fiscal year 2026 budget cycle concluded with the passage of the Consolidated Appropriations Act, 2026, signed into law February 3, 2026. The fiscal year 2026 defense appropriations bill includes continued incremental funding for Enterprise (CVN 80) and Doris Miller (CVN 81), along with advance procurement for William J. Clinton (CVN 82); continued funding for the RCOH of USS John C. Stennis (CVN 74); funding for the Virginia class (SSN 774) and Columbia class (SSBN 826) submarine programs; advanced procurement for the Arleigh Burke class (DDG 51) destroyer program, including additional funding for shipyard infrastructure and wage enhancements; and funding for long-lead-time materials for the new FF(X) frigate program. Additionally, the bill provides funding for the Maritime Industrial Base to invest in critical areas including supplier capacity and capability, strategic outsourcing, workforce training, and technology and infrastructure.

On April 3, 2026, the Trump Administration released the President's topline recommendations on funding levels for fiscal year 2027. The proposed budget recommends $60.2 billion in discretionary funding for the shipbuilding construction account and an additional $5.6 billion in mandatory funding, for a total of $65.8 billion for shipbuilding procurement. Included in the discretionary request is funding for one Columbia class (SSBN 826) submarine, two Virginia class (SSN 774) submarines, one Arleigh Burke class (DDG 51) destroyer, one San Antonio class (LPD 17) amphibious transport dock ship, one America class (LHA 6) amphibious assault ship, and the first FF(X) frigate. The fiscal year 2027 budget request continues funding Gerald R. Ford class (CVN 78) aircraft carriers and aircraft carrier refueling programs, and provides initial advance procurement funding for the lead ship of the Trump class (BBG(X)) battleship program. The fiscal year 2027 budget request also reflects increased investments in capability enablers including unmanned surface and underwater vehicles.

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

For further information on our business environment, see the Business Environment section under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2025 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Retirement related benefit plans; and

•Workers' compensation.

As of March 31, 2026, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2025.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the Glossary of Programs in this section.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended March 31
			2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent
Sales and service revenues	$3,099	$2,734	$365	13%
Cost of product sales and service revenues	2,691	2,340	351	15%
Income from operating investments, net	5	13	(8)	(62)%
General and administrative expenses	258	246	12	5%
Operating income	155	161	(6)	(4)%
Other income (expense)
Interest expense	(22)	(28)	6	21%
Non-operating retirement benefit	53	48	5	10%
Other, net	2	6	(4)	(67)%
Federal and foreign income taxes	39	38	1	3%
Net earnings	$149	$149	$—	—%

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

Sales and service revenues for the three months ended March 31, 2026, increased $365 million, or 13%, compared to the same period in 2025, primarily due to higher volumes at Newport News, Ingalls, and Mission Technologies.

Net Cumulative Catch-up Revenue Adjustments

For the three months ended March 31, 2026 and 2025, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended March 31
($ in millions)	2026	2025
Gross favorable adjustments	$66	$80
Gross unfavorable adjustments	(65)	(80)
Net adjustments	$1	$—

See Note 6: Revenue and Segment Operating Results in this section for additional information on our net cumulative catch-up revenue adjustments.

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

General and administrative expenses for the three months ended March 31, 2026 increased $12 million from the same period in 2025, primarily due to higher non-current state income taxes and higher overhead costs.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended March 31
			2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent
Operating income	$155	$161	$(6)	(4)%
Operating FAS/CAS Adjustment	9	10	(1)	(10)%
Non-current state income taxes	8	—	8	—%
Segment operating income	$172	$171	$1	1%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended March 31
			2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent
FAS benefit	$31	$25	$6	24%
CAS cost	13	13	—	—%
FAS/CAS Adjustment	44	38	6	16%
Non-operating retirement benefit	(53)	(48)	(5)	(10)%
Operating FAS/CAS Adjustment expense	$(9)	$(10)	$1	10%

The Operating FAS/CAS Adjustment was a net expense of $9 million and $10 million for the three months ended March 31, 2026 and 2025, respectively. The favorable change in the Operating FAS/CAS Adjustment was primarily driven by higher asset returns in 2025.

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

Non-current state income tax expense was $8 million for the three months ended March 31, 2026, compared to a non-current state income tax expense of less than $1 million for the three months ended March 31, 2025. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures and a change in state unrecognized tax benefits for the prior period.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended March 31
			2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent
Sales and Service Revenues
Ingalls	$725	$637	$88	14%
Newport News	1,665	1,396	269	19%
Mission Technologies	748	735	13	2%
Intersegment eliminations	(39)	(34)	(5)	(15)%
Sales and service revenues	$3,099	$2,734	$365	13%
Operating Income
Ingalls	$49	$46	$3	7%
Newport News	88	85	3	4%
Mission Technologies	35	40	(5)	(13)%
Segment operating income	172	171	1	1%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(9)	(10)	1	10%
Non-current state income taxes	(8)	—	(8)	—%
Operating income	$155	$161	$(6)	(4)%

Key Segment Financial Measures

Refer to Consolidated Operating Results in this section for details related to sales and service revenues and segment operating income.

Net Cumulative Catch-up Revenue Adjustments by Segment

For the three months ended March 31, 2026 and 2025, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended March 31
($ in millions)	2026	2025
Ingalls	$(3)	$—
Newport News	(9)	(6)
Mission Technologies	13	6
Net adjustments	$1	$—

See Note 6: Revenue and Consolidated Operating Results in this section for additional information on our net cumulative catch-up revenue adjustments.

Ingalls

	Three Months Ended March 31
			2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent
Sales and service revenues	$725	$637	$88	14%
Segment operating income	49	46	3	7%
As a percentage of segment sales	6.8%	7.2%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended March 31, 2026, increased $88 million, or 14%, from the same period in 2025, primarily driven by higher volumes in surface combatants.

Segment Operating Income

Ingalls segment operating income for the three months ended March 31, 2026, was $49 million, compared to segment operating income of $46 million for the same period in 2025. The increase was primarily driven by higher volumes in surface combatants, partially offset by lower performance in amphibious assault ships.

Newport News

	Three Months Ended March 31
			2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent
Sales and service revenues	$1,665	$1,396	$269	19%
Segment operating income	88	85	3	4%
As a percentage of segment sales	5.3%	6.1%

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended March 31, 2026, increased $269 million, or 19%, from the same period in 2025, primarily driven by higher volumes in aircraft carriers, submarines, and naval nuclear support services.

Segment Operating Income

Newport News segment operating income for the three months ended March 31, 2026, was $88 million, compared to segment operating income of $85 million for the same period in 2025. The increase was primarily driven by the higher volumes described above, partially offset by contract adjustments and incentives in 2025 in the Virginia class (SSN 774) submarine program and lower performance in aircraft carrier construction.

Mission Technologies

	Three Months Ended March 31
			2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent
Sales and service revenues	$748	$735	$13	2%
Segment operating income	35	40	(5)	(13)%
As a percentage of segment sales	4.7%	5.4%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended March 31, 2026, increased $13 million, or 2%, from the same period in 2025, primarily due to higher volumes in All-Domain Operations, Unmanned Systems, and Global Security, partially offset by lower volumes in Warfare Systems.

Segment Operating Income

Mission Technologies segment operating income for the three months ended March 31, 2026, was $35 million, compared to segment operating income of $40 million for the same period in 2025. The decrease was primarily due to lower equity income from nuclear and environmental joint ventures, partially offset by higher performance in Warfare Systems.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following tables present segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended March 31		2026 vs. 2025		Three Months Ended March 31		2026 vs. 2025
Segment Information	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Ingalls
Product	$614	$526	$88	17%	$531	$452	$79	17%
Service	108	107	1	1%	96	90	6	7%
Intersegment	3	4	(1)	(25)%	3	4	(1)	(25)%
Total Ingalls	725	637	88	14%	630	546	84	15%
Newport News
Product	1,364	1,160	204	18%	1,179	971	208	21%
Service	301	236	65	28%	255	193	62	32%
Total Newport News	1,665	1,396	269	19%	1,434	1,164	270	23%
Mission Technologies
Product	26	27	(1)	(4)%	24	20	4	20%
Service	686	678	8	1%	597	604	(7)	(1)%
Intersegment	36	30	6	20%	36	30	6	20%
Total Mission Technologies	748	735	13	2%	657	654	3	—%
Segment Totals
Product	$2,004	$1,713	$291	17%	$1,734	$1,443	$291	20%
Service	1,095	1,021	74	7%	948	887	61	7%
Total Segment(1)	$3,099	$2,734	$365	13%	$2,682	$2,330	$352	15%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended March 31, 2026, increased $291 million, or 17%, from the same period in 2025, primarily due to higher volumes in aircraft carriers and submarines at Newport News, and surface combatants at Ingalls.

Segment cost of product sales for the three months ended March 31, 2026, increased $291 million, or 20%, compared with the same period in 2025, primarily due to the higher volumes described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended March 31, 2026, increased $74 million, or 7%, from the same period in 2025, primarily due to higher volumes in naval nuclear support services and aircraft carriers at Newport News, and higher volumes in All-Domain Operations at Mission Technologies.

Segment cost of service revenues for the three months ended March 31, 2026, increased $61 million, or 7%, compared with the same period in 2025, primarily due to the higher volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended March 31, 2026, was $22 million, compared with $28 million for the same period in 2025. The decrease in interest expense was driven by a decrease in outstanding long-term debt from the prior period.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three months ended March 31, 2026, the non-operating retirement benefit was $53 million, compared with $48 million for the same period in 2025. The favorable change in the non-operating retirement benefit was primarily driven by higher asset returns in 2025.

Other, Net

Other, net income for the three months ended March 31, 2026, was $2 million, compared with other, net income of $6 million for the same period in 2025. The decrease in other, net income was primarily driven by an increase in unrealized losses on investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended March 31, 2026 and 2025, were 20.7% and 20.3%, respectively.

For the three months ended March 31, 2026, our effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%.

In January 2026, the Organization for Economic Co-operation and Development issued administrative guidance on Pillar Two’s 15% global minimum tax, including a “side-by-side" ("SbS") system with permanent and temporary safe harbors. The U.S. is recognized as a qualified SbS regime, which effectively alleviates U.S. based multi-national companies from top-up tax collectible under Pillar Two. We expect that the SbS system or other transitional safe harbor provisions will be broadly applicable to our international operations and, accordingly, do not expect Pillar Two to have a material impact on our effective tax rate, consolidated results of operations, financial position, or cash flows.

BACKLOG

Total backlog as of March 31, 2026, and December 31, 2025, was $54.0 billion and $53.1 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded indefinite delivery/indefinite quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer as of March 31, 2026 and December 31, 2025, respectively.

The following table presents funded and unfunded backlog by segment as of March 31, 2026, and December 31, 2025:

	March 31, 2026			December 31, 2025
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$15,775	$2,477	$18,252	$14,925	$2,856	$17,781
Newport News	14,523	15,949	30,472	15,337	14,588	29,925
Mission Technologies	1,672	3,637	5,309	1,723	3,710	5,433
Total backlog	$31,970	$22,063	$54,033	$31,985	$21,154	$53,139

We expect approximately 21% of the $53.1 billion total backlog as of December 31, 2025, to be converted into sales in 2026. U.S. Government orders comprised substantially all of the backlog as of March 31, 2026 and December 31, 2025.

Contract Awards

The value of new contract awards during the three months ended March 31, 2026, was approximately $4.0 billion, primarily driven by awards at Newport News and Ingalls.

LIQUIDITY AND CAPITAL RESOURCES

We seek to efficiently convert operating results into cash for deployment in operating our businesses, implementing our business strategy, and maximizing stockholder value. We use various financial measures to inform our capital deployment strategy, including net cash used in operating activities and free cash flow. We believe these measures are useful to investors in assessing our financial performance.

The following table summarizes key components of cash flow used in operating activities:

	Three Months Ended March 31		2026 vs. 2025

($ in millions)	2026	2025	Dollars
Net earnings	$149	$149	$—
Depreciation and amortization of purchased intangibles	76	79	(3)
Stock-based compensation	21	24	(3)
Deferred income taxes	43	(11)	54
Loss (gain) on investments in marketable securities	3	(3)	6
Other non-cash transactions, net	3	3	—
Retiree benefits	(45)	(38)	(7)
Trade working capital increase	(640)	(598)	(42)
Net cash used in operating activities	$(390)	$(395)	$5
We have historically maintained a capital structure comprised of a mix of equity and debt financing. We expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations, existing borrowing facilities, and/or through refinancing in the debt markets prior to the maturity dates of our debt.

Cash Flows

Operating Activities

Cash used in operating activities for the three months ended March 31, 2026, was $390 million, compared with cash used in operating activities of $395 million for the same period in 2025.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next twelve calendar months beginning April 1, 2026, and beyond such twelve-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2026, was $71 million, compared to $199 million used in investing activities for the same period in 2025. The change in investing cash was primarily driven by the acquisition of a business in the first quarter of 2025.

For 2026, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% to 1.5% of annual revenues and our discretionary capital expenditures to be approximately 3.0% to 3.5% of annual revenues. Our capital expenditures are expected to increase due to investments to expand our shipbuilding capacity.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2026, was $97 million, compared with $70 million used in financing activities for the same period in 2025. The change in cash used in financing activities was primarily due to an increase in employee taxes on certain share-based payment arrangements.

Free Cash Flow

Free cash flow represents cash used in operating activities less capital expenditures net of related grant proceeds. Free cash flow is not a measure recognized under GAAP. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, net earnings as a measure of our performance or net cash used in operating activities as a measure of our liquidity. We believe free cash flow is an important liquidity measure for our investors because it provides them insight into our current and period-to-period performance and our ability to generate cash from continuing operations. We also use free cash flow as a key operating metric in assessing the performance of our business and as a key performance measure in evaluating management performance and determining incentive compensation. Free cash flow may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash used in operating activities to free cash flow:

	Three Months Ended March 31		2026 vs. 2025

($ in millions)	2026	2025	Dollars
Net cash used in operating activities	$(390)	$(395)	$5
Less capital expenditures:
Capital expenditure additions	(74)	(67)	(7)
Grant proceeds for capital expenditures	3	—	3
Free cash flow	$(461)	$(462)	$1

Free cash flow for the three months ended March 31, 2026, increased $1 million from the same period in 2025.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines material weaknesses exist in one or more such systems. As of March 31, 2026 and 2025, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of March 31, 2026, $11 million in letters of credit were issued but undrawn and $368 million of surety bonds were outstanding. As of March 31, 2026, we had no other significant off-balance sheet arrangements.

ACCOUNTING STANDARDS UPDATES

See Note 3: Accounting Standards Updates for further information.

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
•changes in business practices, procurement processes and government regulations, including changes through executive orders, contract terms, or other policies or practices applicable to our industry, and our ability to comply with such requirements;
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

Additional factors include those described in our 2025 Annual Report on Form 10-K, including under the captions Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Business, in our subsequent quarterly reports on Form 10-Q, including under the captions Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in our subsequent filings with the SEC.

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.7 billion revolving credit facility and a $1.7 billion commercial paper program. As of March 31, 2026, we had no indebtedness outstanding under our revolving credit facility or our commercial paper program, and therefore had no interest rate risk with respect to these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2026. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We have provided information about legal proceedings in which we are involved in the unaudited condensed consolidated financial statements in Part I, Item 1, which is incorporated herein by reference. In addition to the matters disclosed in Part I, Item 1, we are a party to various investigations, lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such other matters will individually, or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims, and other legal proceedings, please see Risk Factors in Part I, Item 1A in the 2025 Annual Report on Form 10-K.

Consistent with the requirements of SEC Regulation S-K, Item 103, our threshold for disclosing any environmental legal proceeding involving a governmental authority is potential monetary sanctions that our management believes will exceed $1 million.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2025 Annual Report on Form 10–K, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1),(2)
January 1, 2026 to January 31, 2026	—	$—	—	$1,352.3
February 1, 2026 to February 28, 2026	—	—	—	1,352.3
March 1, 2026 to March 31, 2026	—	—	—	1,352.3
Total	—	$—	—	$1,352.3
(1) From the stock repurchase program's inception through March 31, 2026, we have purchased 14,584,709 shares at an average price of $167.82 per share for a total of $2.4 billion.
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

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1*	Terms and Conditions Applicable to Restricted Performance Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan, as amended February 2026.

10.2*	Terms and Conditions Applicable to Ratable Vesting Restricted Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan, as amended February 2026.

10.3*	Terms and Conditions Applicable to Cliff Vesting Restricted Stock Rights Granted Under the 2022 Long-Term Incentive Stock Plan, as amended February 2026.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.
*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 5, 2026	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)