Form 10-Q
period 2026-06-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2026-07-30
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of July 24, 2026, 39,404,598 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2026	2025	2026	2025
Sales and service revenues
Product sales	$2,271	$1,957	$4,275	$3,670
Service revenues	1,147	1,125	2,242	2,146
Sales and service revenues	3,418	3,082	6,517	5,816
Cost of sales and service revenues
Cost of product sales	1,985	1,696	3,726	3,147
Cost of service revenues	1,002	991	1,952	1,880
Income from operating investments, net	21	8	26	21
Other income and gains, net	—	1	—	1
General and administrative expenses	242	241	500	487
Operating income	210	163	365	324
Other income (expense)
Interest expense	(27)	(28)	(49)	(56)
Non-operating retirement benefit	53	47	106	95
Other, net	18	6	20	12
Earnings before income taxes	254	188	442	375
Federal and foreign income tax expense	46	36	85	74
Net earnings	$208	$152	$357	$301

Basic earnings per share	$5.27	$3.86	$9.06	$7.66
Weighted-average common shares outstanding	39.5	39.4	39.4	39.3

Diluted earnings per share	$5.27	$3.86	$9.06	$7.66
Weighted-average diluted shares outstanding	39.5	39.4	39.4	39.3

Dividends declared per share	$1.38	$1.35	$2.76	$2.70

Net earnings from above	$208	$152	$357	$301
Other comprehensive income
Change in unamortized benefit plan costs	2	1	4	2
Tax expense for items of other comprehensive income	—	—	(1)	—
Other comprehensive income, net of tax	2	1	3	2
Comprehensive income	$210	$153	$360	$303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$12	$774
Accounts receivable, net of allowance for expected credit losses of $3 million as of 2026 and $2 million as of 2025	452	339
Contract assets	2,154	1,758
Inventoried costs	236	219
Income taxes receivable	279	284
Prepaid expenses and other current assets	106	77
Total current assets	3,239	3,451
Property, plant, and equipment, net of accumulated depreciation of $2,849 million as of 2026 and $2,754 million as of 2025	3,806	3,726
Operating lease assets	282	267
Goodwill	2,650	2,650
Other intangible assets, net of accumulated amortization of $1,265 million as of 2026 and $1,222 million as of 2025	651	694
Pension plan assets	1,627	1,544
Miscellaneous other assets	427	417
Total assets	$12,682	$12,749
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$737	$556
Accrued employees’ compensation	386	443
Current portion of postretirement plan liabilities	119	119
Current portion of workers’ compensation liabilities	220	217
Contract liabilities	690	1,220
Other current liabilities	481	490
Total current liabilities	2,633	3,045
Long-term debt	2,702	2,700
Pension plan liabilities	155	155
Other postretirement plan liabilities	189	200
Workers’ compensation liabilities	450	442
Long-term operating lease liabilities	233	223
Deferred tax liabilities	662	572
Other long-term liabilities	346	339
Total liabilities	7,370	7,676
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,988,912 shares issued and 39,404,203 shares outstanding as of 2026, and 53,826,236 shares issued and 39,241,527 shares outstanding as of 2025	1	1
Additional paid-in capital	2,080	2,087
Retained earnings	5,730	5,487
Treasury stock	(2,449)	(2,449)
Accumulated other comprehensive loss	(50)	(53)
Total stockholders’ equity	5,312	5,073
Total liabilities and stockholders’ equity	$12,682	$12,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
($ in millions)	2026	2025
Operating Activities:
Net earnings	$357	$301
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation	112	110
Amortization of purchased intangibles	43	52
Stock-based compensation	31	33
Deferred income taxes	89	(19)
Gain on investments in marketable securities	(19)	(10)
Other non-cash transactions, net	12	9
Change in
Accounts receivable	(113)	(165)
Contract assets	(396)	(128)
Inventoried costs	(17)	(7)
Prepaid expenses and other assets	(17)	57
Accounts payable and accruals	(413)	272
Retiree benefits	(90)	(77)
Net cash provided by (used in) operating activities	(421)	428
Investing Activities:
Capital expenditures
Capital expenditure additions	(193)	(163)
Grant proceeds for capital expenditures	3	3
Acquisitions of businesses	—	(133)
Other investing activities, net	1	2
Net cash used in investing activities	(189)	(291)
Financing Activities:
Repayment of long-term debt	—	(500)
Proceeds from line of credit borrowings	17	—
Repayment of line of credit borrowings	(17)	—
Dividends paid	(109)	(106)
Employee taxes on certain share-based payment arrangements	(43)	(14)
Other financing activities, net	—	(5)
Net cash used in financing activities	(152)	(625)
Change in cash and cash equivalents	(762)	(488)
Cash and cash equivalents, beginning of period	774	831
Cash and cash equivalents, end of period	$12	$343
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$12	$55
Cash paid for interest	$59	$42
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$14	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended June 30, 2026 and 2025 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of March 31, 2025	$1	$2,057	$5,191	$(2,449)	$(27)	$4,773
Net earnings	—	—	152	—	—	152
Dividends declared ($1.35 per share)	—	—	(53)	—	—	(53)
Stock-based compensation	—	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance as of June 30, 2025	$1	$2,066	$5,290	$(2,449)	$(26)	$4,882

Balance as of March 31, 2026	$1	$2,070	$5,577	$(2,449)	$(52)	$5,147
Net earnings	—	—	208	—	—	208
Dividends declared ($1.38 per share)	—	—	(55)	—	—	(55)
Stock-based compensation	—	10	—	—	—	10
Other comprehensive income, net of tax	—	—	—	—	2	2
Balance as of June 30, 2026	$1	$2,080	$5,730	$(2,449)	$(50)	$5,312

Six Months Ended June 30, 2026 and 2025 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2024	$1	$2,045	$5,097	$(2,449)	$(28)	$4,666
Net earnings	—	—	301	—	—	301
Dividends declared ($2.70 per share)	—	—	(106)	—	—	(106)
Stock-based compensation	—	21	(2)	—	—	19
Other comprehensive income, net of tax	—	—	—	—	2	2
Balance as of June 30, 2025	$1	$2,066	$5,290	$(2,449)	$(26)	$4,882

Balance as of December 31, 2025	$1	$2,087	$5,487	$(2,449)	$(53)	$5,073
Net earnings	—	—	357	—	—	357
Dividends declared ($2.76 per share)	—	—	(109)	—	—	(109)
Stock-based compensation	—	(7)	(5)	—	—	(12)
Other comprehensive income, net of tax	—	—	—	—	3	3
Balance as of June 30, 2026	$1	$2,080	$5,730	$(2,449)	$(50)	$5,312

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $263 million and $249 million as of June 30, 2026, and December 31, 2025, respectively, and are presented within miscellaneous other assets on the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt as of June 30, 2026 and December 31, 2025 were $2,699 million and $2,730 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 of the fair value hierarchy.

3. ACCOUNTING STANDARDS UPDATES

Recently Adopted Guidance

There were no new Accounting Standards Updates (“ASU”) adopted during the six months ended June 30, 2026 that had a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of June 30, 2026

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

4. STOCKHOLDERS' EQUITY

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For each of the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $109 million and $106 million for the six months ended June 30, 2026 and 2025, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $50 million and $53 million as of June 30, 2026, and December 31, 2025, respectively.

The changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2026 and 2025, were as follows:

($ in millions)	Benefit Plans	Total
Balance as of March 31, 2025	$(27)	$(27)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost⁽¹⁾	4	4
Amortization of net actuarial gain⁽¹⁾	(3)	(3)
Net current period other comprehensive income	1	1
Balance as of June 30, 2025	$(26)	$(26)

Balance as of March 31, 2026	$(52)	$(52)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost⁽¹⁾	4	4
Amortization of net actuarial gain⁽¹⁾	(2)	(2)
Net current period other comprehensive income	2	2
Balance as of June 30, 2026	$(50)	$(50)

($ in millions)	Benefit Plans	Total
Balance as of December 31, 2024	$(28)	$(28)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost⁽¹⁾	8	8
Amortization of net actuarial gain⁽¹⁾	(6)	(6)
Net current period other comprehensive income	2	2
Balance as of June 30, 2025	$(26)	$(26)

Balance as of December 31, 2025	$(53)	$(53)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost⁽¹⁾	8	8
Amortization of net actuarial gain⁽¹⁾	(4)	(4)
Tax expense for items of other comprehensive income	(1)	(1)
Net current period other comprehensive income	3	3
Balance as of June 30, 2026	$(50)	$(50)
(1) These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 11: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for each of the three months ended June 30, 2026 and 2025 was less than $1 million. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025 was $1 million and less than $1 million, respectively.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share amounts)	2026	2025	2026	2025
Net earnings	$208	$152	$357	$301

Weighted-average common shares outstanding	39.5	39.4	39.4	39.3
Net dilutive effect of stock awards	—	—	—	—
Dilutive weighted-average common shares outstanding	39.5	39.4	39.4	39.3

Earnings per share - basic	$5.27	$3.86	$9.06	$7.66
Earnings per share - diluted	$5.27	$3.86	$9.06	$7.66

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million and 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the three and six months ended June 30, 2026 and 2025, respectively. The Company has also excluded the effects of 0.1 million Restricted Stock Rights ("RSRs") for each of the three and six months ended June 30, 2026, and 0.1 million and 0.2 million RSRs for the three and six months ended June 30, 2025, respectively.

6. REVENUE

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis:

	Three Months Ended June 30, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$721	$1,520	$30	$—	$2,271
Service revenues	122	329	696	—	1,147
Intersegment	2	—	34	(36)	—
Sales and service revenues	$845	$1,849	$760	$(36)	$3,418
Customer Type
Federal	$843	$1,849	$721	$—	$3,413
Commercial	—	—	5	—	5
Intersegment	2	—	34	(36)	—
Sales and service revenues	$845	$1,849	$760	$(36)	$3,418
Contract Type
Firm fixed-price	$13	$2	$108	$—	$123
Fixed-price incentive	709	844	1	—	1,554
Cost-type	121	1,003	585	—	1,709
Time and materials	—	—	32	—	32
Intersegment	2	—	34	(36)	—
Sales and service revenues	$845	$1,849	$760	$(36)	$3,418

	Three Months Ended June 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$610	$1,319	$28	$—	$1,957
Service revenues	111	283	731	—	1,125
Intersegment	3	1	32	(36)	—
Sales and service revenues	$724	$1,603	$791	$(36)	$3,082
Customer Type
Federal	$721	$1,601	$756	$—	$3,078
Commercial	—	1	2	—	3
State and local government agencies	—	—	1	—	1
Intersegment	3	1	32	(36)	—
Sales and service revenues	$724	$1,603	$791	$(36)	$3,082
Contract Type
Firm fixed-price	$5	$2	$104	$—	$111
Fixed-price incentive	605	808	1	—	1,414
Cost-type	111	792	619	—	1,522
Time and materials	—	—	35	—	35
Intersegment	3	1	32	(36)	—
Sales and service revenues	$724	$1,603	$791	$(36)	$3,082

	Six Months Ended June 30, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,335	$2,884	$56	$—	$4,275
Service revenues	230	630	1,382	—	2,242
Intersegment	5	—	70	(75)	—
Sales and service revenues	$1,570	$3,514	$1,508	$(75)	$6,517
Customer Type
Federal	$1,565	$3,514	$1,430	$—	$6,509
Commercial	—	—	8	—	8
Intersegment	5	—	70	(75)	—
Sales and service revenues	$1,570	$3,514	$1,508	$(75)	$6,517
Contract Type
Firm fixed-price	$14	$2	$211	$—	$227
Fixed-price incentive	1,322	1,588	1	—	2,911
Cost-type	229	1,924	1,166	—	3,319
Time and materials	—	—	60	—	60
Intersegment	5	—	70	(75)	—
Sales and service revenues	$1,570	$3,514	$1,508	$(75)	$6,517

	Six Months Ended June 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,136	$2,479	$55	$—	$3,670
Service revenues	218	519	1,409	—	2,146
Intersegment	7	1	62	(70)	—
Sales and service revenues	$1,361	$2,999	$1,526	$(70)	$5,816
Customer Type
Federal	$1,354	$2,997	$1,457	$—	$5,808
Commercial	—	1	6	—	7
State and local government agencies	—	—	1	—	1
Intersegment	7	1	62	(70)	—
Sales and service revenues	$1,361	$2,999	$1,526	$(70)	$5,816
Contract Type
Firm fixed-price	$5	$4	$201	$—	$210
Fixed-price incentive	1,131	1,574	3	—	2,708
Cost-type	218	1,419	1,188	—	2,825
Time and materials	—	1	72	—	73
Intersegment	7	1	62	(70)	—
Sales and service revenues	$1,361	$2,999	$1,526	$(70)	$5,816

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Major Programs
Amphibious assault ships	$447	$324	$792	$656
Surface combatants and coast guard cutters	394	397	771	696
Other	4	3	7	9
Total Ingalls	845	724	1,570	1,361
Aircraft carriers	976	794	1,857	1,552
Submarines	705	663	1,327	1,179
Other	168	146	330	268
Total Newport News	1,849	1,603	3,514	2,999
All-domain operations and warfare systems	518	529	1,010	1,014
Global security, unmanned systems, and other	242	262	498	512
Total Mission Technologies	760	791	1,508	1,526
Intersegment eliminations	(36)	(36)	(75)	(70)
Sales and service revenues	$3,418	$3,082	$6,517	$5,816

As of June 30, 2026, the Company had $57.3 billion of remaining performance obligations. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue through 2027, an additional 35% through 2029, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions, except per share amounts)	2026	2025	2026	2025
Effect on operating income(1)	$10	$(10)	$11	$(10)
Effect on diluted earnings per share (net of tax)	$0.20	$(0.20)	$0.22	$(0.20)
(1) For each of the three and six months ended June 30, 2026 and 2025, the effect of net cumulative catch-up revenue adjustments on operating income is materially consistent with the effect on revenue.

For the three months ended June 30, 2026, cumulative catch-up revenue adjustments included a favorable adjustment of $28 million on the refueling and complex overhaul ("RCOH") of USS John C. Stennis (CVN 74) at the Company's Newport News segment.

For the three months ended June 30, 2026, cumulative catch-up revenue adjustments included an unfavorable adjustment of $48 million on the RCOH of USS George Washington (CVN 73) at the Company's Newport News segment.

For the six months ended June 30, 2026, no individual favorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

For the six months ended June 30, 2026, cumulative catch-up revenue adjustments included an unfavorable adjustment of $48 million on the RCOH of USS George Washington (CVN 73) at the Company's Newport News segment.

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

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

($ in millions)	June 30, 2026	December 31, 2025
Contract assets	$2,154	$1,758
Contract liabilities	690	1,220
Net contract assets	$1,464	$538

The Company’s net contract assets increased $926 million from December 31, 2025 to June 30, 2026, primarily as a result of the timing of billings across programs on certain U.S. Navy contracts. For the three and six months ended June 30, 2026, the Company recognized revenue of $197 million and $955 million, respectively, related to its contract liabilities as of December 31, 2025. For the three and six months ended June 30, 2025, the Company recognized revenue of $52 million and $604 million, respectively, related to its contract liabilities as of December 31, 2024.

7. SEGMENT INFORMATION

The following tables present the Company's operating results by segment:

	Three Months Ended June 30, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$721	$1,520	$30	$—	$2,271
Service revenues	122	329	696	—	1,147
Intersegment	2	—	34	(36)	—
Total sales and service revenues	845	1,849	760	(36)	3,418
Segment Operating Income
Income from operating investments, net	—	—	21	—	21
Less:
Cost of sales and service revenues
Product	631	1,327	20	—	1,978
Service	111	275	615	—	1,001
Intersegment	2	—	34	(36)	—
Other segment items	43	136	57	—	236
Total segment operating income	$58	$111	$55	$—	224
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(8)
Non-current state income taxes					(6)
Total operating income					$210

	Three Months Ended June 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$610	$1,319	$28	$—	$1,957
Service revenues	111	283	731	—	1,125
Intersegment	3	1	32	(36)	—
Total sales and service revenues	724	1,603	791	(36)	3,082
Segment Operating Income
Income from operating investments, net	—	—	8	—	8
Less:
Cost of sales and service revenues
Product	526	1,145	20	—	1,691
Service	100	234	656	—	990
Intersegment	3	1	32	(36)	—
Other segment items	41	141	55	—	237
Total segment operating income	$54	$82	$36	$—	172
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(6)
Non-current state income taxes					(3)
Total operating income					$163

	Six Months Ended June 30, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$1,335	$2,884	$56	$—	$4,275
Service revenues	230	630	1,382	—	2,242
Intersegment	5	—	70	(75)	—
Total sales and service revenues	1,570	3,514	1,508	(75)	6,517
Segment Operating Income
Income from operating investments, net	—	—	26	—	26
Less:
Cost of sales and service revenues
Product	1,162	2,506	44	—	3,712
Service	207	530	1,212	—	1,949
Intersegment	5	—	70	(75)	—
Other segment items	89	279	118	—	486
Total segment operating income	$107	$199	$90	$—	396
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(17)
Non-current state income taxes					(14)
Total operating income					$365

	Six Months Ended June 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$1,136	$2,479	$55	$—	$3,670
Service revenues	218	519	1,409	—	2,146
Intersegment	7	1	62	(70)	—
Total sales and service revenues	1,361	2,999	1,526	(70)	5,816
Segment Operating Income
Income from operating investments, net	—	—	21	—	21
Less:
Cost of sales and service revenues
Product	978	2,116	40	—	3,134
Service	190	427	1,260	—	1,877
Intersegment	7	1	62	(70)	—
Other segment items	86	288	109	—	483
Total segment operating income	$100	$167	$76	$—	343
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(16)
Non-current state income taxes					(3)
Total operating income					$324

Sales transactions between segments are generally recorded at cost.

Other segment items consist of general and administrative expenses and other income and gains, net.

Other Financial Information

The following tables present the Company's capital expenditures, as presented to the chief operating decision maker, and depreciation and amortization by segment:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Capital Expenditures(1)
Ingalls	$16	$16	$26	$30
Newport News	90	74	147	123
Mission Technologies	10	1	13	2
Total segment capital expenditures	116	91	186	155
Corporate	3	2	4	5
Total capital expenditures	$119	$93	$190	$160
(1) Net of grant proceeds for capital expenditures

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Depreciation and Amortization
Ingalls	$20	$20	$40	$40
Newport News	36	36	71	69
Mission Technologies	21	26	41	51
Total segment depreciation and amortization	77	82	152	160
Corporate	2	1	3	2
Total depreciation and amortization	$79	$83	$155	$162

Asset information by segment is not disclosed because it is not a key measure of performance used by the chief operating decision maker.

8. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended June 30, 2026 and 2025, were 18.1% and 19.1%, respectively. For the six months ended June 30, 2026 and 2025, the Company's effective income tax rates on earnings from operations were 19.2% and 19.7%, respectively. The lower effective tax rates for the three and six months ended June 30, 2026, were primarily attributable to income tax benefits associated with stock award settlement activity.

For the three and six months ended June 30, 2026, the Company’s effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to income tax benefits associated with stock award settlement activity.

The Company's unrecognized tax benefits increased by $1 million and $4 million during the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $109 million. Assuming a sustainment of these tax positions, a reversal of $85 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2026, interest and penalties resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million and $3 million, respectively.

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

Insurance Claim - In September 2020, the Company filed a complaint against 32 reinsurers in the Superior Court, State of Vermont, Franklin Unit, seeking a judgment declaring that the Company's business interruption and other losses associated with COVID-19 are covered by the Company's property insurance program. The Company also initiated arbitration proceedings against six other reinsurers seeking similar relief. In July 2021, the Vermont court granted the reinsurers’ motion for judgment on the pleadings, which would have ended the Company’s claim. The Company appealed the decision to the Vermont Supreme Court, which reversed and remanded the lower court’s decision in September 2022, allowing the Company’s claim to proceed. In April 2026, the lower court granted the reinsurers' motion for summary judgment. The Company has appealed the lower court's decision to the Vermont Supreme Court and cannot at this time predict the outcome of this matter.

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

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the six months ended June 30, 2026 and 2025, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

Environmental Matters - The estimated costs to complete environmental remediation are accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be reasonably estimated by management. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of June 30, 2026 and December 31, 2025, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

The Company’s environmental liability accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of June 30, 2026, the probable estimable future cost for environmental remediation is not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of June 30, 2026, the Company had $10 million in issued but undrawn letters of credit and $283 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 45,000 employees, 45% are covered by a total of 13 collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in February 2030, December 2030 and April 2031. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2031. Mission Technologies has a total of 80 employees covered by five collective bargaining agreements, which expire in September 2026, December 2027, September 2028, and two that expire in August 2027.

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

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for each of the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$22	$21	$1	$1	$43	$43	$2	$2
Interest cost	84	84	4	5	169	168	8	9
Expected return on plan assets	(143)	(137)	—	—	(287)	(274)	—	—
Amortization of prior service cost (credit)	4	4	—	—	8	8	—	—
Amortization of net actuarial loss (gain)	1	—	(3)	(3)	2	—	(6)	(6)
Net periodic benefit (income) cost	$(32)	$(28)	$2	$3	$(65)	$(55)	$4	$5

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30
($ in millions)	2026	2025
Pension plans
Discretionary
Qualified	$2	$—
Non-qualified	6	7
Other benefit plans	21	21
Total contributions	$29	$28

As of June 30, 2026, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2026.

12. STOCK COMPENSATION PLANS

During the six months ended June 30, 2026 and 2025, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the six months ended June 30, 2026, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $433.96. These rights are subject to cliff vesting on December 31, 2028. For the six months ended June 30, 2025, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $168.81. These rights are subject to cliff vesting on December 31, 2027. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the six months ended June 30, 2026, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $434.27. For the six months ended June 30, 2025, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $168.92. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. For the six months ended June 30, 2026, the Company granted approximately 1,900 retention RSRs at a weighted average share price of $363.70, with cliff vesting two years from the grant date. For the six months ended June 30, 2025, the Company granted approximately 1,300 retention RSRs at a weighted average share price of $189.38, with cliff vesting one to two years from the grant date.

The Company also received transfers of stock awards from employees in satisfaction of tax withholding obligations associated with the vesting of stock awards during the period. Because the stock awards are surrendered in lieu of payments of cash to settle tax obligations and the stock is not issued, the Company does not account for these transfers as treasury stock.

Stock award activity for the six months ended June 30, 2026, and 2025, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	550	$221.59	1.0 year
Granted	305	169.37
Adjusted due to performance	18	169.37
Vested	(192)	215.26
Forfeited	(24)	224.25
Outstanding at June 30, 2025	657	$198.68	1.3 years

Outstanding at December 31, 2025	663	$199.43	1.0 year
Granted	121	431.27
Adjusted due to performance	24	431.27
Vested	(262)	203.11
Forfeited	(25)	246.59
Outstanding at June 30, 2026	521	$250.32	1.2 years

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. For more than a century, our Ingalls Shipbuilding segment ("Ingalls") in Mississippi and Newport News Shipbuilding segment ("Newport News") in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making us America's largest shipbuilder. Our Mission Technologies segment develops integrated technology solutions and products that enable today's connected, all-domain force. Headquartered in Newport News, Virginia, we employ approximately 45,000 people domestically and internationally.

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

Defense Spending Environment – The President submitted the fiscal year 2027 budget request on April 3, 2026, which is now under consideration by Congress. The budget request reflects continued investment in shipbuilding, recommending $60.2 billion in discretionary funding for the shipbuilding construction account and an additional $5.6 billion in mandatory funding, for a total of $65.8 billion for shipbuilding procurement. The discretionary request funds one Columbia class (SSBN 826) submarine, two Virginia class (SSN 774) submarines, one Arleigh Burke class (DDG 51) destroyer, one San Antonio class (LPD 17) amphibious transport dock ship, one America class (LHA 6) amphibious assault ship, and the first Frigate class (FF(X)) ship. The fiscal year 2027 budget request continues funding Gerald R. Ford class (CVN 78) aircraft carriers and aircraft carrier refueling programs, and provides initial advance procurement funding for the lead ship of the Trump class (BBG(X)) battleship program. The fiscal year 2027 budget request also reflects increased investments in capability enablers including unmanned surface and underwater vehicles.

Congressional consideration of the fiscal year 2027 budget request began following its release and is ongoing. The House Appropriations Committee voted out a defense appropriations measure that supports the President’s topline budget request. The Senate Appropriations Committee has yet to conduct markups, and the timing of committee action remains uncertain. The House and Senate Armed Services Committees have each acted on their respective National Defense Authorization bills for fiscal year 2027. We cannot predict the outcome of the fiscal year 2027 budget process or whether a short-term funding measure will be provided in the event annual appropriations measures are not finalized by the October 1 start of the fiscal year.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2025 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Retirement related benefit plans; and

•Workers' compensation.

As of June 30, 2026, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2025.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the Glossary of Programs in this section.

As of June 30, 2026, Frigate class (FF(X)) ships are included in the Glossary of Programs in this section. Frigate class (FF(X)) ships are included as part of surface combatants described Part I, Item 1 in the 2025 Annual Report on Form 10-K.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended June 30				Six Months Ended June 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and service revenues	$3,418	$3,082	$336	11%	$6,517	$5,816	$701	12%
Cost of product sales and service revenues	2,987	2,687	300	11%	5,678	5,027	651	13%
Income from operating investments, net	21	8	13	163%	26	21	5	24%
Other income and gains, net	—	1	(1)	(100)%	—	1	(1)	(100)%
General and administrative expenses	242	241	1	—%	500	487	13	3%
Operating income	210	163	47	29%	365	324	41	13%
Other income (expense)
Interest expense	(27)	(28)	1	4%	(49)	(56)	7	13%
Non-operating retirement benefit	53	47	6	13%	106	95	11	12%
Other, net	18	6	12	200%	20	12	8	67%
Federal and foreign income taxes	46	36	10	28%	85	74	11	15%
Net earnings	$208	$152	$56	37%	$357	$301	$56	19%

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

Sales and service revenues for the three months ended June 30, 2026, increased $336 million, or 11%, compared to the same period in 2025, primarily due to higher volumes at Newport News and Ingalls. Sales and service revenues for the six months ended June 30, 2026, increased $701 million, or 12%, compared to the same period in 2025, primarily due to higher volumes at Newport News and Ingalls.

Net Cumulative Catch-up Revenue Adjustments

For the three and six months ended June 30, 2026 and 2025, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Gross favorable adjustments	$168	$138	$234	$218
Gross unfavorable adjustments	(158)	(148)	(223)	(228)
Net adjustments	$10	$(10)	$11	$(10)

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

General and administrative expenses for the three and six months ended June 30, 2026 increased $1 million and $13 million, respectively, from the same periods in 2025, primarily due to higher non-current state income taxes.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended June 30				Six Months Ended June 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Operating income	$210	$163	$47	29%	$365	$324	$41	13%
Operating FAS/CAS Adjustment	8	6	2	33%	17	16	1	6%
Non-current state income taxes	6	3	3	100%	14	3	11	367%
Segment operating income	$224	$172	$52	30%	$396	$343	$53	15%

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

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
FAS benefit	$30	$25	$5	20%	$61	$50	$11	22%
CAS cost	15	16	(1)	(6)%	28	29	(1)	(3)%
FAS/CAS Adjustment	45	41	4	10%	89	79	10	13%
Non-operating retirement benefit	(53)	(47)	(6)	(13)%	(106)	(95)	(11)	(12)%
Operating FAS/CAS Adjustment expense	$(8)	$(6)	$(2)	(33)%	$(17)	$(16)	$(1)	(6)%

The Operating FAS/CAS Adjustment was a net expense of $8 million and $6 million for the three months ended June 30, 2026 and 2025, respectively. The Operating FAS/CAS Adjustment was a net expense of $17 million and $16 million for the six months ended June 30, 2026 and 2025, respectively. The unfavorable change in the Operating FAS/CAS Adjustment for each period was primarily driven by higher asset returns in 2025.

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

Non-current state income tax expense was $6 million and $3 million for the three months ended June 30, 2026 and 2025, respectively. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures.

Non-current state income tax expense was $14 million and $3 million for the six months ended June 30, 2026 and 2025, respectively. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures and a change in state unrecognized tax benefits for the prior period.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are aligned into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended June 30				Six Months Ended June 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and Service Revenues
Ingalls	$845	$724	$121	17%	$1,570	$1,361	$209	15%
Newport News	1,849	1,603	246	15%	3,514	2,999	515	17%
Mission Technologies	760	791	(31)	(4)%	1,508	1,526	(18)	(1)%
Intersegment eliminations	(36)	(36)	—	—%	(75)	(70)	(5)	(7)%
Sales and service revenues	$3,418	$3,082	$336	11%	$6,517	$5,816	$701	12%
Operating Income
Ingalls	$58	$54	$4	7%	$107	$100	$7	7%
Newport News	111	82	29	35%	199	167	32	19%
Mission Technologies	55	36	19	53%	90	76	14	18%
Segment operating income	224	172	52	30%	396	343	53	15%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(8)	(6)	(2)	(33)%	(17)	(16)	(1)	(6)%
Non-current state income taxes	(6)	(3)	(3)	(100)%	(14)	(3)	(11)	(367)%
Operating income	$210	$163	$47	29%	$365	$324	$41	13%

Key Segment Financial Measures

Refer to Consolidated Operating Results in this section for details related to sales and service revenues and segment operating income.

Net Cumulative Catch-up Revenue Adjustments by Segment

For the three and six months ended June 30, 2026 and 2025, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2026	2025	2026	2025
Ingalls	$(2)	$4	$(5)	$4
Newport News	8	(17)	(1)	(23)
Mission Technologies	4	3	17	9
Net adjustments	$10	$(10)	$11	$(10)

See Note 6: Revenue and Consolidated Operating Results in this section for additional information on our net cumulative catch-up revenue adjustments.

Ingalls

	Three Months Ended June 30				Six Months Ended June 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and service revenues	$845	$724	$121	17%	$1,570	$1,361	$209	15%
Segment operating income	58	54	4	7%	107	100	7	7%
As a percentage of segment sales	6.9%	7.5%			6.8%	7.3%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended June 30, 2026, increased $121 million, or 17%, from the same period in 2025, primarily driven by higher volumes in amphibious assault ships.

Ingalls revenues, including intersegment sales, for the six months ended June 30, 2026, increased $209 million, or 15%, from the same period in 2025, primarily driven by higher volumes in amphibious assault ships and surface combatants.

Segment Operating Income

Ingalls segment operating income for the three months ended June 30, 2026, was $58 million, compared to segment operating income of $54 million for the same period in 2025. The increase was primarily driven by higher volumes in amphibious assault ships, partially offset by contract adjustments in surface combatants in 2025.

Ingalls segment operating income for the six months ended June 30, 2026, was $107 million, compared to segment operating income of $100 million for the same period in 2025. The increase was primarily driven by higher volumes in amphibious assault ships and surface combatants, partially offset by contract adjustments in surface combatants in 2025.

Newport News

	Three Months Ended June 30				Six Months Ended June 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and service revenues	$1,849	$1,603	$246	15%	$3,514	$2,999	$515	17%
Segment operating income	111	82	29	35%	199	167	32	19%
As a percentage of segment sales	6.0%	5.1%			5.7%	5.6%

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended June 30, 2026, increased $246 million, or 15%, from the same period in 2025, primarily driven by higher volumes in aircraft carriers and submarines.

Newport News revenues, including intersegment sales, for the six months ended June 30, 2026, increased $515 million, or 17%, from the same period in 2025, primarily driven by higher volumes in aircraft carriers and submarines.

Segment Operating Income

Newport News segment operating income for the three months ended June 30, 2026, was $111 million, compared to segment operating income of $82 million for the same period in 2025. The increase was primarily driven by contract adjustments and incentives in aircraft carriers and the higher volumes described above, partially offset by lower performance in aircraft carriers.

Newport News segment operating income for the six months ended June 30, 2026, was $199 million, compared to segment operating income of $167 million for the same period in 2025. The increase was primarily driven by contract adjustments and incentives in aircraft carriers and the higher volumes described above, partially offset by lower performance in aircraft carriers.

Mission Technologies

	Three Months Ended June 30				Six Months Ended June 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and service revenues	$760	$791	$(31)	(4)%	$1,508	$1,526	$(18)	(1)%
Segment operating income	55	36	19	53%	90	76	14	18%
As a percentage of segment sales	7.2%	4.6%			6.0%	5.0%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended June 30, 2026, decreased $31 million, or 4%, from the same period in 2025, primarily due to lower volumes in All-Domain Operations and Global Security, partially offset by higher volumes in Warfare Systems and Unmanned Systems.

Mission Technologies revenues, including intersegment sales, for the six months ended June 30, 2026, decreased $18 million, or 1%, from the same period in 2025, primarily due to lower volumes in All-Domain Operations and Global Security, partially offset by higher volumes in Warfare Systems and Unmanned Systems.

Segment Operating Income

Mission Technologies segment operating income for the three months ended June 30, 2026, was $55 million, compared to segment operating income of $36 million for the same period in 2025. The increase was primarily due to higher equity income from nuclear and environmental joint ventures.

Mission Technologies segment operating income for the six months ended June 30, 2026, was $90 million, compared to segment operating income of $76 million for the same period in 2025. The increase was primarily due to lower purchased intangible amortization, higher performance in Warfare Systems, and higher equity income from nuclear and environmental joint ventures.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following tables present segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended June 30		2026 vs. 2025		Three Months Ended June 30		2026 vs. 2025
Segment Information	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Ingalls
Product	$721	$610	$111	18%	$631	$526	$105	20%
Service	122	111	11	10%	111	100	11	11%
Intersegment	2	3	(1)	(33)%	2	3	(1)	(33)%
Total Ingalls	845	724	121	17%	744	629	115	18%
Newport News
Product	1,520	1,319	201	15%	1,327	1,145	182	16%
Service	329	283	46	16%	275	234	41	18%
Intersegment	—	1	(1)	(100)%	—	1	(1)	(100)%
Total Newport News	1,849	1,603	246	15%	1,602	1,380	222	16%
Mission Technologies
Product	30	28	2	7%	20	20	—	—%
Service	696	731	(35)	(5)%	615	656	(41)	(6)%
Intersegment	34	32	2	6%	34	32	2	6%
Total Mission Technologies	760	791	(31)	(4)%	669	708	(39)	(6)%
Segment Totals
Product	$2,271	$1,957	$314	16%	$1,978	$1,691	$287	17%
Service	1,147	1,125	22	2%	1,001	990	11	1%
Total Segment(1)	$3,418	$3,082	$336	11%	$2,979	$2,681	$298	11%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Six Months Ended June 30		2026 vs. 2025		Six Months Ended June 30		2026 vs. 2025
Segment Information	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Ingalls
Product	$1,335	$1,136	$199	18%	$1,162	$978	$184	19%
Service	230	218	12	6%	207	190	17	9%
Intersegment	5	7	(2)	(29)%	5	7	(2)	(29)%
Total Ingalls	1,570	1,361	209	15%	1,374	1,175	199	17%
Newport News
Product	2,884	2,479	405	16%	2,506	2,116	390	18%
Service	630	519	111	21%	530	427	103	24%
Intersegment	—	1	(1)	(100)%	—	1	(1)	(100)%
Total Newport News	3,514	2,999	515	17%	3,036	2,544	492	19%
Mission Technologies
Product	56	55	1	2%	44	40	4	10%
Service	1,382	1,409	(27)	(2)%	1,212	1,260	(48)	(4)%
Intersegment	70	62	8	13%	70	62	8	13%
Total Mission Technologies	1,508	1,526	(18)	(1)%	1,326	1,362	(36)	(3)%
Segment Totals
Product	$4,275	$3,670	$605	16%	$3,712	$3,134	$578	18%
Service	2,242	2,146	96	4%	1,949	1,877	72	4%
Total Segment(1)	$6,517	$5,816	$701	12%	$5,661	$5,011	$650	13%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended June 30, 2026, increased $314 million, or 16%, from the same period in 2025, primarily due to higher volumes in aircraft carriers and submarines at Newport News, and amphibious assault ships at Ingalls.

Segment cost of product sales for the three months ended June 30, 2026, increased $287 million, or 17%, compared with the same period in 2025, primarily due to the higher volumes described above.

Product sales for the six months ended June 30, 2026, increased $605 million, or 16%, from the same period in 2025, primarily due to higher volumes in aircraft carriers and submarines at Newport News, and amphibious assault ships and surface combatants at Ingalls.

Segment cost of product sales for the six months ended June 30, 2026, increased $578 million, or 18%, compared with the same period in 2025, primarily due to the higher volumes described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended June 30, 2026, increased $22 million, or 2%, from the same period in 2025, primarily due to higher volumes in naval nuclear support services and aircraft carriers at Newport News, and higher volumes in Warfare Systems at Mission Technologies, partially offset by lower volumes in All-Domain Operations and Global Security at Mission Technologies.

Segment cost of service revenues for the three months ended June 30, 2026, increased $11 million, or 1%, compared with the same period in 2025, primarily due to the higher volumes described above.

Service revenues for the six months ended June 30, 2026, increased $96 million, or 4%, from the same period in 2025, primarily due to higher volumes in naval nuclear support services and aircraft carriers at Newport News, and higher volumes in Warfare Systems at Mission Technologies, partially offset by lower volumes in All-Domain Operations and Global Security at Mission Technologies.

Segment cost of service revenues for the six months ended June 30, 2026, increased $72 million, or 4%, compared with the same period in 2025, primarily due to the higher volumes described above, partially offset by lower purchased intangible amortization.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended June 30, 2026, was $27 million, compared to $28 million for the same period in 2025.

Interest expense for the six months ended June 30, 2026, was $49 million, compared to $56 million for the same period in 2025. The decrease in interest expense was driven by a decrease in outstanding long-term debt compared to the prior year period.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit costs: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three and six months ended June 30, 2026, the non-operating retirement benefit was $53 million and $106 million, respectively, compared with $47 million and $95 million, respectively, for the same periods in 2025. The favorable change in the non-operating retirement benefit for both periods was primarily driven by higher asset returns in 2025.

Other, Net

Other, net income for the three and six months ended June 30, 2026, was $18 million and $20 million, respectively, compared with other, net income of $6 million and $12 million, respectively, for the same periods in 2025. The increase in other, net income for both periods was primarily driven by an increase in unrealized gains on investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended June 30, 2026 and 2025, were 18.1% and 19.1%, respectively. Our effective income tax rates on earnings from operations for the six months ended June 30, 2026 and 2025, were 19.2% and 19.7%, respectively. The lower effective tax rates for the three and six months ended June 30, 2026, were primarily attributable to income tax benefits associated with stock award settlement activity.

For each of the three and six months ended June 30, 2026, our effective tax rates differed from the federal statutory corporate income tax rate of 21% primarily due to income tax benefits associated with stock award settlement activity.

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

BACKLOG

Total backlog as of June 30, 2026, and December 31, 2025, was $57.3 billion and $53.1 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded indefinite delivery/indefinite quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer as of June 30, 2026 and December 31, 2025, respectively.

The following table presents funded and unfunded backlog by segment as of June 30, 2026, and December 31, 2025:

	June 30, 2026			December 31, 2025
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$16,883	$2,470	$19,353	$14,925	$2,856	$17,781
Newport News	15,849	16,639	32,488	15,337	14,588	29,925
Mission Technologies	1,862	3,619	5,481	1,723	3,710	5,433
Total backlog	$34,594	$22,728	$57,322	$31,985	$21,154	$53,139

We expect approximately 22% of the $53.1 billion total backlog as of December 31, 2025, to be converted into sales in 2026. U.S. Government orders comprised substantially all of the backlog as of June 30, 2026 and December 31, 2025.

Contract Awards

The value of new contract awards during the six months ended June 30, 2026, was approximately $10.7 billion, primarily driven by awards at Newport News and Ingalls.

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

The following table summarizes key components of cash flow provided by (used in) operating activities:

	Six Months Ended June 30		2026 vs. 2025

($ in millions)	2026	2025	Dollars
Net earnings	$357	$301	$56
Depreciation and amortization of purchased intangibles	155	162	(7)
Stock-based compensation	31	33	(2)
Deferred income taxes	89	(19)	108
Gain on investments in marketable securities	(19)	(10)	(9)
Other non-cash transactions, net	12	9	3
Retiree benefits	(90)	(77)	(13)
Change in trade working capital	(956)	29	(985)
Net cash provided by (used in) operating activities	$(421)	$428	$(849)
We have historically maintained a capital structure comprised of a mix of equity and debt financing. We expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations, existing borrowing facilities, and/or through refinancing in the debt markets prior to the maturity dates of our debt.

Cash Flows

Operating Activities

Cash used in operating activities for the six months ended June 30, 2026, was $421 million, compared with cash provided by operating activities of $428 million for the same period in 2025. The change in operating cash flow was primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs.

We expect cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next twelve calendar months beginning July 1, 2026, and beyond such twelve-month period based on our current business plans.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2026, was $189 million, compared to $291 million used in investing activities for the same period in 2025. The change in investing cash was primarily driven by the acquisition of a business in 2025.

For 2026, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% to 1.5% of annual revenues and our discretionary capital expenditures to be approximately 3.0% to 3.5% of annual revenues. Our capital expenditures are expected to increase due to investments to expand our shipbuilding capacity.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2026, was $152 million, compared with $625 million used in financing activities for the same period in 2025. The change in cash used in financing activities was primarily due to the repayment of long-term debt in 2025.

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

The following table reconciles net cash provided by (used in) operating activities to free cash flow:

	Six Months Ended June 30		2026 vs. 2025

($ in millions)	2026	2025	Dollars
Net cash provided by (used in) operating activities	$(421)	$428	$(849)
Less capital expenditures:
Capital expenditure additions	(193)	(163)	(30)
Grant proceeds for capital expenditures	3	3	—
Free cash flow	$(611)	$268	$(879)

Free cash flow for the six months ended June 30, 2026, decreased $879 million from the same period in 2025, primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines material weaknesses exist in one or more such systems. As of June 30, 2026 and 2025, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of June 30, 2026, $10 million in letters of credit were issued but undrawn and $283 million of surety bonds were outstanding. As of June 30, 2026, we had no other significant off-balance sheet arrangements.

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

Frigate class (FF(X)) ships
Design and build frigate ships that provide small blue-water surface combatants, producible in volume, and designed to fit within the Golden Fleet’s High/Low fleet architecture, complementing larger, multi-mission capable platforms. Frigate will be a vanguard of the Navy’s Hedge Strategy within the General-Purpose Force, handling routine missions across the globe and freeing the Main Battle Force to remain focused on high-end combat. Frigate will act as the command ship for Tailored Offsets, specifically Robotic and Autonomous Systems (RAS), and integrating with RAS to lead Tailored Forces into a cohesive warfighting approach. In 2026, we were awarded a lead yard services contract to begin Frigate class baseline design engineering and included funding for long-lead-material procurements and preconstruction efforts on the first ship in the class.

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

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.7 billion revolving credit facility and a $1.7 billion commercial paper program. As of June 30, 2026, we had no indebtedness outstanding under our revolving credit facility or our commercial paper program, and therefore had no interest rate risk with respect to these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2026. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management to allow their timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1),(2)
April 1, 2026 to April 30, 2026	—	$—	—	$1,352.3
May 1, 2026 to May 31, 2026	—	—	—	1,352.3
June 1, 2026 to June 30, 2026	—	—	—	1,352.3
Total	—	$—	—	$1,352.3
(1) From the stock repurchase program's inception through June 30, 2026, we have purchased 14,584,709 shares at an average price of $167.82 per share for a total of $2.4 billion.
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

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

(c) Adoption or Termination of Trading Arrangements

Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended June 30, 2026.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Christopher D. Kastner (Chief Executive Officer and President)	Rule 10b5-1 Trading Arrangement	May 12, 2026	February 26, 2027 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events under the plan.	Sale of 15,000 shares of common stock

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

Date:	July 30, 2026	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)