Form 10-Q
period 2026-09-30
HUNTINGTON INGALLS INDUSTRIES, INC.
filed 2026-10-29
CIK 1501585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒
As of October 23, 2026, 39,406,060 shares of the registrant's common stock were outstanding.

HUNTINGTON INGALLS INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2026	2025	2026	2025
Sales and service revenues
Product sales	$2,437	$2,072	$6,712	$5,742
Service revenues	1,100	1,120	3,342	3,266
Sales and service revenues	3,537	3,192	10,054	9,008
Cost of sales and service revenues
Cost of product sales	2,100	1,815	5,826	4,962
Cost of service revenues	957	983	2,909	2,863
Income from operating investments, net	26	12	52	33
Other income and gains (losses), net	(3)	—	(3)	1
General and administrative expenses	257	245	757	732
Operating income	246	161	611	485
Other income (expense)
Interest expense	(26)	(23)	(75)	(79)
Non-operating retirement benefit	53	48	159	143
Other, net	2	18	22	30
Earnings before income taxes	275	204	717	579
Federal and foreign income tax expense	58	59	143	133
Net earnings	$217	$145	$574	$446

Basic earnings per share	$5.49	$3.69	$14.57	$11.35
Weighted-average common shares outstanding	39.5	39.3	39.4	39.3

Diluted earnings per share	$5.48	$3.68	$14.53	$11.35
Weighted-average diluted shares outstanding	39.6	39.4	39.5	39.3

Dividends declared per share	$1.38	$1.35	$4.14	$4.05

Net earnings from above	$217	$145	$574	$446
Other comprehensive income
Change in unamortized benefit plan costs	2	1	6	3
Tax expense for items of other comprehensive income	(1)	(1)	(2)	(1)
Other comprehensive income, net of tax	1	—	4	2
Comprehensive income	$218	$145	$578	$448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in millions)	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$387	$774
Accounts receivable, net of allowance for expected credit losses of $3 million as of 2026 and $2 million as of 2025	361	339
Contract assets	2,125	1,758
Inventoried costs	240	219
Income taxes receivable	250	284
Prepaid expenses and other current assets	100	77
Total current assets	3,463	3,451
Property, plant, and equipment, net of accumulated depreciation of $2,892 million as of 2026 and $2,754 million as of 2025	3,849	3,726
Operating lease assets	275	267
Goodwill	2,650	2,650
Other intangible assets, net of accumulated amortization of $1,285 million as of 2026 and $1,222 million as of 2025	631	694
Pension plan assets	1,668	1,544
Miscellaneous other assets	444	417
Total assets	$12,980	$12,749
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$709	$556
Accrued employees’ compensation	403	443
Current portion of postretirement plan liabilities	119	119
Current portion of workers’ compensation liabilities	214	217
Contract liabilities	780	1,220
Other current liabilities	513	490
Total current liabilities	2,738	3,045
Long-term debt	2,704	2,700
Pension plan liabilities	155	155
Other postretirement plan liabilities	187	200
Workers’ compensation liabilities	437	442
Long-term operating lease liabilities	225	223
Deferred tax liabilities	694	572
Other long-term liabilities	348	339
Total liabilities	7,488	7,676
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,990,247 shares issued and 39,405,538 shares outstanding as of 2026, and 53,826,236 shares issued and 39,241,527 shares outstanding as of 2025	1	1
Additional paid-in capital	2,096	2,087
Retained earnings	5,893	5,487
Treasury stock	(2,449)	(2,449)
Accumulated other comprehensive loss	(49)	(53)
Total stockholders’ equity	5,492	5,073
Total liabilities and stockholders’ equity	$12,980	$12,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
($ in millions)	2026	2025
Operating Activities:
Net earnings	$574	$446
Adjustments to reconcile net cash provided by operating activities:
Depreciation	167	164
Amortization of purchased intangibles	63	78
Stock-based compensation	47	43
Deferred income taxes	120	121
Gain on investments in marketable securities	(18)	(28)
Other non-cash transactions, net	17	15
Change in
Accounts receivable	(22)	(162)
Contract assets	(367)	(186)
Inventoried costs	(21)	(13)
Prepaid expenses and other assets	(2)	(23)
Accounts payable and accruals	(327)	207
Retiree benefits	(132)	(116)
Net cash provided by operating activities	99	546
Investing Activities:
Capital expenditures
Capital expenditure additions	(288)	(268)
Grant proceeds for capital expenditures	7	6
Proceeds from sale of investments	—	5
Acquisitions of businesses	—	(132)
Other investing activities, net	1	2
Net cash used in investing activities	(280)	(387)
Financing Activities:
Repayment of long-term debt	—	(500)
Proceeds from line of credit borrowings	17	—
Repayment of line of credit borrowings	(17)	—
Dividends paid	(163)	(159)
Employee taxes on certain share-based payment arrangements	(43)	(14)
Other financing activities, net	—	(5)
Net cash used in financing activities	(206)	(678)
Change in cash and cash equivalents	(387)	(519)
Cash and cash equivalents, beginning of period	774	831
Cash and cash equivalents, end of period	$387	$312
Supplemental Cash Flow Disclosure
Cash paid for income taxes (net of refunds)	$19	$71
Cash paid for interest	$96	$86
Non-Cash Investing and Financing Activities
Capital expenditures accrued in accounts payable	$14	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HUNTINGTON INGALLS INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended September 30, 2026 and 2025 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of June 30, 2025	$1	$2,066	$5,290	$(2,449)	$(26)	$4,882
Net earnings	—	—	145	—	—	145
Dividends declared ($1.35 per share)	—	—	(53)	—	—	(53)
Stock-based compensation	—	10	—	—	—	10
Balance as of September 30, 2025	$1	$2,076	$5,382	$(2,449)	$(26)	$4,984

Balance as of June 30, 2026	$1	$2,080	$5,730	$(2,449)	$(50)	$5,312
Net earnings	—	—	217	—	—	217
Dividends declared ($1.38 per share)	—	—	(54)	—	—	(54)
Stock-based compensation	—	16	—	—	—	16
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance as of September 30, 2026	$1	$2,096	$5,893	$(2,449)	$(49)	$5,492

Nine Months Ended September 30, 2026 and 2025 ($ in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2024	$1	$2,045	$5,097	$(2,449)	$(28)	$4,666
Net earnings	—	—	446	—	—	446
Dividends declared ($4.05 per share)	—	—	(159)	—	—	(159)
Stock-based compensation	—	31	(2)	—	—	29
Other comprehensive income, net of tax	—	—	—	—	2	2
Balance as of September 30, 2025	$1	$2,076	$5,382	$(2,449)	$(26)	$4,984

Balance as of December 31, 2025	$1	$2,087	$5,487	$(2,449)	$(53)	$5,073
Net earnings	—	—	574	—	—	574
Dividends declared ($4.14 per share)	—	—	(163)	—	—	(163)
Stock-based compensation	—	9	(5)	—	—	4
Other comprehensive income, net of tax	—	—	—	—	4	4
Balance as of September 30, 2026	$1	$2,096	$5,893	$(2,449)	$(49)	$5,492

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

The Company maintains multiple grantor trusts to fund certain non-qualified pension plans. These trusts were valued at $259 million and $249 million as of September 30, 2026, and December 31, 2025, respectively, and are presented within miscellaneous other assets on the unaudited condensed consolidated statements of financial position. These trusts consist primarily of investments in marketable securities, which are held at fair value within Level 1 of the fair value hierarchy.

The estimated fair values of the Company's total long-term debt as of September 30, 2026 and December 31, 2025 were $2,638 million and $2,730 million, respectively. The fair values of the Company's long-term debt were calculated based on recent trades of the Company's debt instruments in inactive markets, which fall within Level 2 of the fair value hierarchy.

3. ACCOUNTING STANDARDS UPDATES

Recently Adopted Guidance

There were no new Accounting Standards Updates (“ASU”) adopted during the nine months ended September 30, 2026 that had a material impact on the Company’s consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2026

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

4. STOCKHOLDERS' EQUITY

Treasury Stock - In January 2024, the Company's board of directors authorized an increase in the Company's stock repurchase program from $3.2 billion to $3.8 billion and an extension of the term of the program to December 31, 2028. Repurchases are made from time to time at management's discretion in accordance with applicable federal securities laws. For each of the nine months ended September 30, 2026 and 2025, the Company did not repurchase any shares. The cost of purchased shares is recorded as treasury stock in the unaudited condensed consolidated statements of financial position.

Dividends - The Company paid cash dividends totaling $163 million and $159 million for the nine months ended September 30, 2026 and 2025, respectively.

Accumulated Other Comprehensive Loss - Other comprehensive income (loss) refers to gains and losses recorded as an element of stockholders' equity but excluded from net earnings. The accumulated other comprehensive loss was comprised of unamortized benefit plan costs of $49 million and $53 million as of September 30, 2026, and December 31, 2025, respectively.

The changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2026 and 2025, were as follows:

($ in millions)	Benefit Plans	Total
Balance as of June 30, 2025	$(26)	$(26)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost(1)	3	3
Amortization of net actuarial gain(1)	(2)	(2)
Tax expense for items of other comprehensive income	(1)	(1)
Net current period other comprehensive income	—	—
Balance as of September 30, 2025	$(26)	$(26)

Balance as of June 30, 2026	$(50)	$(50)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost(1)	4	4
Amortization of net actuarial gain(1)	(2)	(2)
Tax expense for items of other comprehensive income	(1)	(1)
Net current period other comprehensive income	1	1
Balance as of September 30, 2026	$(49)	$(49)

($ in millions)	Benefit Plans	Total
Balance as of December 31, 2024	$(28)	$(28)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost(1)	11	11
Amortization of net actuarial gain(1)	(8)	(8)
Tax expense for items of other comprehensive income	(1)	(1)
Net current period other comprehensive income	2	2
Balance as of September 30, 2025	$(26)	$(26)

Balance as of December 31, 2025	$(53)	$(53)
Amounts reclassified from accumulated other comprehensive loss
Amortization of prior service cost(1)	12	12
Amortization of net actuarial gain(1)	(6)	(6)
Tax expense for items of other comprehensive income	(2)	(2)
Net current period other comprehensive income	4	4
Balance as of September 30, 2026	$(49)	$(49)
(1) These accumulated comprehensive loss components are included in the computation of net periodic benefit cost. See Note 11: Employee Pension and Other Postretirement Benefits. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for each of the three months ended September 30, 2026 and 2025 was $1 million. The tax expense recorded in stockholders' equity for the amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2026 and 2025 was $2 million and $1 million, respectively.

5. EARNINGS PER SHARE

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share amounts)	2026	2025	2026	2025
Net earnings	$217	$145	$574	$446

Weighted-average common shares outstanding	39.5	39.3	39.4	39.3
Net dilutive effect of stock awards	0.1	0.1	0.1	—
Dilutive weighted-average common shares outstanding	39.6	39.4	39.5	39.3

Earnings per share - basic	$5.49	$3.69	$14.57	$11.35
Earnings per share - diluted	$5.48	$3.68	$14.53	$11.35

Under the treasury stock method, the Company has excluded from the diluted share amounts presented above the effects of 0.3 million and 0.4 million Restricted Performance Stock Rights ("RPSRs") for each of the three and nine months ended September 30, 2026 and 2025, respectively. The Company has also excluded the effects of 0.1 million Restricted Stock Rights ("RSRs") for each of the three and nine months ended September 30, 2026 and 2025.

6. REVENUE

Disaggregation of Revenue

The following tables present revenues on a disaggregated basis:

	Three Months Ended September 30, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$760	$1,609	$68	$—	$2,437
Service revenues	114	300	686	—	1,100
Intersegment	2	1	38	(41)	—
Sales and service revenues	$876	$1,910	$792	$(41)	$3,537
Customer Type
Federal	$874	$1,909	$749	$—	$3,532
Commercial	—	—	4	—	4
State and local government agencies	—	—	1	—	1
Intersegment	2	1	38	(41)	—
Sales and service revenues	$876	$1,910	$792	$(41)	$3,537
Contract Type
Firm fixed-price	$1	$1	$166	$—	$168
Fixed-price incentive	758	1,006	—	—	1,764
Cost-type	115	902	555	—	1,572
Time and materials	—	—	33	—	33
Intersegment	2	1	38	(41)	—
Sales and service revenues	$876	$1,910	$792	$(41)	$3,537

	Three Months Ended September 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$697	$1,330	$45	$—	$2,072
Service revenues	128	287	705	—	1,120
Intersegment	3	—	37	(40)	—
Sales and service revenues	$828	$1,617	$787	$(40)	$3,192
Customer Type
Federal	$825	$1,617	$747	$—	$3,189
Commercial	—	—	3	—	3
Intersegment	3	—	37	(40)	—
Sales and service revenues	$828	$1,617	$787	$(40)	$3,192
Contract Type
Firm fixed-price	$6	$1	$96	$—	$103
Fixed-price incentive	692	819	1	—	1,512
Cost-type	127	797	618	—	1,542
Time and materials	—	—	35	—	35
Intersegment	3	—	37	(40)	—
Sales and service revenues	$828	$1,617	$787	$(40)	$3,192

	Nine Months Ended September 30, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$2,095	$4,493	$124	$—	$6,712
Service revenues	344	930	2,068	—	3,342
Intersegment	7	1	108	(116)	—
Sales and service revenues	$2,446	$5,424	$2,300	$(116)	$10,054
Customer Type
Federal	$2,439	$5,423	$2,179	$—	$10,041
Commercial	—	—	12	—	12
State and local government agencies	—	—	1	—	1
Intersegment	7	1	108	(116)	—
Sales and service revenues	$2,446	$5,424	$2,300	$(116)	$10,054
Contract Type
Firm fixed-price	$15	$3	$377	$—	$395
Fixed-price incentive	2,080	2,594	1	—	4,675
Cost-type	344	2,826	1,721	—	4,891
Time and materials	—	—	93	—	93
Intersegment	7	1	108	(116)	—
Sales and service revenues	$2,446	$5,424	$2,300	$(116)	$10,054

	Nine Months Ended September 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Revenue Type
Product sales	$1,833	$3,809	$100	$—	$5,742
Service revenues	346	806	2,114	—	3,266
Intersegment	10	1	99	(110)	—
Sales and service revenues	$2,189	$4,616	$2,313	$(110)	$9,008
Customer Type
Federal	$2,179	$4,614	$2,204	$—	$8,997
Commercial	—	1	9	—	10
State and local government agencies	—	—	1	—	1
Intersegment	10	1	99	(110)	—
Sales and service revenues	$2,189	$4,616	$2,313	$(110)	$9,008
Contract Type
Firm fixed-price	$11	$5	$297	$—	$313
Fixed-price incentive	1,823	2,393	4	—	4,220
Cost-type	345	2,216	1,806	—	4,367
Time and materials	—	1	107	—	108
Intersegment	10	1	99	(110)	—
Sales and service revenues	$2,189	$4,616	$2,313	$(110)	$9,008

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Major Programs
Amphibious assault ships	$444	$375	$1,236	$1,031
Surface combatants and coast guard cutters	429	448	1,200	1,144
Other	3	5	10	14
Total Ingalls	876	828	2,446	2,189
Aircraft carriers	970	854	2,827	2,406
Submarines	795	617	2,122	1,796
Other	145	146	475	414
Total Newport News	1,910	1,617	5,424	4,616
All-domain operations and warfare systems	516	524	1,526	1,538
Global security, unmanned systems, and other	276	263	774	775
Total Mission Technologies	792	787	2,300	2,313
Intersegment eliminations	(41)	(40)	(116)	(110)
Sales and service revenues	$3,537	$3,192	$10,054	$9,008

As of September 30, 2026, the Company had $86.2 billion of remaining performance obligations. The Company expects to recognize approximately 20% of its remaining performance obligations as revenue through 2027, an additional 30% through 2029, and the balance thereafter.

Cumulative Catch-up Revenue Adjustments

The following table presents the effect of net cumulative catch-up revenue adjustments on operating income and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions, except per share amounts)	2026	2025	2026	2025
Effect on operating income(1)	$76	$(3)	$87	$(13)
Effect on diluted earnings per share (net of tax)	$1.52	$(0.06)	$1.74	$(0.26)
(1) For each of the three and nine months ended September 30, 2026 and 2025, the effect of net cumulative catch-up revenue adjustments on operating income is materially consistent with the effect on revenue.

For the three months ended September 30, 2026, cumulative catch-up revenue adjustments included a favorable adjustment of $65 million on the Columbia class (SSBN 826) submarine program at the Company's Newport News segment.

For the three months ended September 30, 2026, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

For the nine months ended September 30, 2026, cumulative catch-up revenue adjustments included a favorable adjustment of $81 million on the Columbia class (SSBN 826) submarine program at the Company's Newport News segment.

For the nine months ended September 30, 2026, no individual unfavorable cumulative catch-up revenue adjustment was material to the Company's unaudited condensed consolidated statements of operations and comprehensive income.

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

Contract Balances

The Company reports contract balances in a net contract asset or contract liability position on a contract-by-contract basis at the end of each reporting period. Net contract assets were comprised as follows:

($ in millions)	September 30, 2026	December 31, 2025
Contract assets	$2,125	$1,758
Contract liabilities	780	1,220
Net contract assets	$1,345	$538

The Company’s net contract assets increased $807 million from December 31, 2025 to September 30, 2026, primarily as a result of the timing of billings across programs on certain U.S. Navy contracts. For the three and nine months ended September 30, 2026, the Company recognized revenue of $4 million and $959 million, respectively, related to its contract liabilities as of December 31, 2025. For the three and nine months ended September 30, 2025, the Company recognized revenue of $11 million and $615 million, respectively, related to its contract liabilities as of December 31, 2024.

7. SEGMENT INFORMATION

The following tables present the Company's operating results by segment:

	Three Months Ended September 30, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$760	$1,609	$68	$—	$2,437
Service revenues	114	300	686	—	1,100
Intersegment	2	1	38	(41)	—
Total sales and service revenues	876	1,910	792	(41)	3,537
Segment Operating Income
Income from operating investments, net	—	—	26	—	26
Less:
Cost of sales and service revenues
Product	667	1,375	48	—	2,090
Service	104	249	602	—	955
Intersegment	2	1	38	(41)	—
Other segment items	44	153	59	—	256
Total segment operating income	$59	$132	$71	$—	262
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(12)
Non-current state income taxes					(4)
Total operating income					$246

	Three Months Ended September 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$697	$1,330	$45	$—	$2,072
Service revenues	128	287	705	—	1,120
Intersegment	3	—	37	(40)	—
Total sales and service revenues	828	1,617	787	(40)	3,192
Segment Operating Income
Income from operating investments, net	—	—	12	—	12
Less:
Cost of sales and service revenues
Product	603	1,163	41	—	1,807
Service	112	244	626	—	982
Intersegment	3	—	37	(40)	—
Other segment items	45	130	61	—	236
Total segment operating income	$65	$80	$34	$—	179
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(9)
Non-current state income taxes					(9)
Total operating income					$161

	Nine Months Ended September 30, 2026
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$2,095	$4,493	$124	$—	$6,712
Service revenues	344	930	2,068	—	3,342
Intersegment	7	1	108	(116)	—
Total sales and service revenues	2,446	5,424	2,300	(116)	10,054
Segment Operating Income
Income from operating investments, net	—	—	52	—	52
Less:
Cost of sales and service revenues
Product	1,829	3,881	92	—	5,802
Service	311	779	1,814	—	2,904
Intersegment	7	1	108	(116)	—
Other segment items	133	432	177	—	742
Total segment operating income	$166	$331	$161	$—	658
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(29)
Non-current state income taxes					(18)
Total operating income					$611

	Nine Months Ended September 30, 2025
($ in millions)	Ingalls	Newport News	Mission Technologies	Intersegment Eliminations	Total
Sales and Service Revenues
Product sales	$1,833	$3,809	$100	$—	$5,742
Service revenues	346	806	2,114	—	3,266
Intersegment	10	1	99	(110)	—
Total sales and service revenues	2,189	4,616	2,313	(110)	9,008
Segment Operating Income
Income from operating investments, net	—	—	33	—	33
Less:
Cost of sales and service revenues
Product	1,581	3,279	81	—	4,941
Service	302	671	1,886	—	2,859
Intersegment	10	1	99	(110)	—
Other segment items	131	418	170	—	719
Total segment operating income	$165	$247	$110	$—	522
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment					(25)
Non-current state income taxes					(12)
Total operating income					$485

Sales transactions between segments are generally recorded at cost.

Other segment items consist of general and administrative expenses and other income and gains (losses), net.

Other Financial Information

The following tables present the Company's capital expenditures, as presented to the chief operating decision maker, and depreciation and amortization by segment:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Capital Expenditures(1)
Ingalls	$15	$19	$41	$49
Newport News	78	80	225	203
Mission Technologies	(2)	2	11	4
Total segment capital expenditures	91	101	277	256
Corporate	—	1	4	6
Total capital expenditures	$91	$102	$281	$262
(1) Net of grant proceeds for capital expenditures

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Depreciation and Amortization
Ingalls	$19	$20	$59	$60
Newport News	35	34	106	103
Mission Technologies	21	25	62	76
Total segment depreciation and amortization	75	79	227	239
Corporate	—	1	3	3
Total depreciation and amortization	$75	$80	$230	$242

Asset information by segment is not disclosed because it is not a key measure of performance used by the chief operating decision maker.

8. INCOME TAXES

The Company's earnings are primarily domestic, and its effective income tax rates on earnings from operations for the three months ended September 30, 2026 and 2025, were 21.1% and 28.9%, respectively. For the nine months ended September 30, 2026 and 2025, the Company's effective income tax rates on earnings from operations were 19.9% and 23.0%, respectively. The lower effective tax rate for the three months ended September 30, 2026, was primarily attributable to a reduction in the estimated research and development tax credits recorded in the prior period. The lower effective tax rate for the nine months ended September 30, 2026, was primarily attributable to a reduction in the estimated research and development tax credits recorded in the prior period and income tax benefits associated with stock award settlement activity recorded in the current period.

For the three months ended September 30, 2026, the Company’s effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%. For the nine months ended September 30, 2026, the Company’s effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to income tax benefits associated with stock award settlement activity.

The Company's unrecognized tax benefits increased by $2 million and $6 million during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the estimated amounts of the Company's unrecognized tax benefits, excluding interest and penalties, were liabilities of $111 million. Assuming a sustainment of these tax positions, a reversal of $84 million of the accrued amounts would favorably affect the Company's effective federal income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2026, interest and penalties resulting from the unrecognized tax benefits noted above increased income tax expense by $1 million and $4 million, respectively.

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

Internal Revenue Service ("IRS") Audits - The Company reached an agreement in principle with the IRS on the research and development tax credits for the 2016-2021 tax years in 2025. This resolution was submitted to the Joint Committee on Taxation ("JCT") for approval in March 2026. In October 2026, the Company received approval from the JCT on the agreement reached with the IRS. The agreement is expected to result in a refund of approximately $134 million, excluding interest. The impact will be recognized in the Company’s consolidated financial statements in the fourth quarter of 2026, the quarter in which JCT approval was received. The Company expects the settlement to result in a reduction of the unrecognized tax benefit liability of approximately $69 million and a decrease to income tax expense of approximately $41 million, both excluding impacts of related interest.

In the first quarter of 2026, the IRS initiated an audit of the research and development tax credits claimed on the Company's filed returns for the 2022-2023 tax years. The Company believes that its unrecognized tax benefit liability is adequate and will cover any adjustments resulting from the IRS audit of the 2022-2023 research and development tax credits.

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

In 2024, the Company identified certain quality issues involving noncompliance with welding procedures at Newport News. The Company commenced an investigation and disclosed the matter to the U.S. Government. The Company continues to work to resolve this matter. Although the Company believes the resolution of the matter will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot at this time predict the ultimate outcome of this matter.

Asbestos Related Claims - HII and its predecessors-in-interest are defendants in a longstanding series of cases that have been and continue to be filed in various jurisdictions around the country, wherein former and current employees and various third parties allege exposure to asbestos containing materials while on or associated with HII premises or while working on vessels constructed or repaired by HII. In some instances, partial or full insurance coverage is available for the Company's liabilities. The costs to resolve cases during the nine months ended September 30, 2026 and 2025, were not material individually or in the aggregate. The Company’s estimate of asbestos-related liabilities is subject to uncertainty because such liabilities are influenced by many variables that are inherently difficult to predict. Although the Company believes the ultimate resolution of current cases will not have a material effect on its condensed consolidated financial position, results of operations, or cash flows, it cannot predict what new or revised claims or litigation might be asserted or what information might come to light and can, therefore, give no assurances regarding the ultimate outcome of asbestos related litigation.

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

Environmental Matters - The estimated costs to complete environmental remediation are accrued when it is probable that the Company will incur such costs in the future to address environmental conditions at currently or formerly owned or leased operating facilities, or at sites where it has been named a Potentially Responsible Party by the Environmental Protection Agency or similarly designated by another environmental agency, and the related costs can be reasonably estimated by management. When only a range of costs is established and no amount within the range is more probable than another, the minimum amount in the range is accrued. Environmental liabilities are recorded on an undiscounted basis and are expensed or capitalized as appropriate. Capitalized expenditures, if any, relate to long-lived improvements in currently operating facilities. The Company does not record insurance recoveries before collection is probable. As of September 30, 2026 and December 31, 2025, the Company did not have any accrued receivables related to insurance reimbursements or recoveries for environmental matters.

The Company’s environmental liability accruals do not include any litigation costs related to environmental matters, nor do they include amounts recorded as asset retirement obligations. Management estimates that as of September 30, 2026, the probable estimable future cost for environmental remediation is not material. Although management cannot predict whether new information gained as remediation progresses or the Company incurs additional remediation obligations will materially affect the estimated liability accrued, management does not believe that future remediation expenditures will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Financial Arrangements - In the ordinary course of business, HII uses letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support the Company's self-insured workers' compensation plans. As of September 30, 2026, the Company had $10 million in issued but undrawn letters of credit and $282 million of surety bonds outstanding.

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

Collective Bargaining Agreements - Of the Company's approximately 46,000 employees, 45% are covered by a total of 12 collective bargaining agreements. Newport News has three collective bargaining agreements covering represented employees, which expire in February 2030, December 2030 and April 2031. Ingalls has five collective bargaining agreements covering represented employees, all of which expire in March 2031. Mission Technologies has a total of 72 employees covered by four collective bargaining agreements, which expire in December 2026, September 2028, June 2029, and July 2029.

Collective bargaining agreements generally expire after three to five years and are subject to renegotiation at that time. The Company believes its relationship with its employees is satisfactory.

Purchase Obligations - Periodically the Company enters into agreements to purchase goods or services that are enforceable and legally binding on the Company and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These obligations are generally comprised of open purchase order commitments to vendors and subcontractors pertaining to funded contracts.

11. EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides eligible employees defined benefit pension plans, defined contribution benefit plans, and other postretirement benefit plans.

The costs of the Company's defined benefit pension plans and other postretirement benefit plans for each of the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
($ in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$21	$22	$1	$1	$64	$65	$3	$3
Interest cost	85	84	4	5	254	252	12	14
Expected return on plan assets	(144)	(138)	—	—	(431)	(412)	—	—
Amortization of prior service cost (credit)	4	4	—	(1)	12	12	—	(1)
Amortization of net actuarial loss (gain)	1	1	(3)	(3)	3	1	(9)	(9)
Net periodic benefit (income) cost	$(33)	$(27)	$2	$2	$(98)	$(82)	$6	$7

The Company made the following contributions to its defined benefit pension plans and other postretirement benefit plans for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30
($ in millions)	2026	2025
Pension plans
Discretionary
Qualified	$2	$—
Non-qualified	9	11
Other benefit plans	29	31
Total contributions	$40	$42

As of September 30, 2026, the Company anticipates no further significant cash contributions to its qualified defined benefit pension plans in 2026.

12. STOCK COMPENSATION PLANS

During the nine months ended September 30, 2026 and 2025, the Company issued new stock awards as follows:

Restricted Performance Stock Rights - For the nine months ended September 30, 2026, the Company granted approximately 0.1 million RPSRs at a weighted average share price of $433.38. These rights are subject to cliff vesting on December 31, 2028. For the nine months ended September 30, 2025, the Company granted approximately 0.2 million RPSRs at a weighted average share price of $168.89. These rights are subject to cliff vesting on December 31, 2027. All of the RPSRs are subject to the achievement of performance-based targets at the end of the respective vesting periods and will ultimately vest between 0% and 200% of grant date value.

Compensation Restricted Stock Rights - For the nine months ended September 30, 2026, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $433.15. For the nine months ended September 30, 2025, the Company granted approximately 0.1 million compensation RSRs at a weighted average share price of $169.78. These rights vest 33 1/3% upon each of the first, second, and third anniversaries of the grant date.

Retention Restricted Stock Rights - Retention stock awards are granted to key employees primarily to incentivize continued employment with the Company. For the nine months ended September 30, 2026, the Company granted approximately 3,300 retention RSRs at a weighted average share price of $339.87, with cliff vesting two years from the grant date. For the nine months ended September 30, 2025, the Company granted approximately 1,300 retention RSRs at a weighted average share price of $189.38, with cliff vesting one to two years from the grant date.

The Company also received transfers of stock awards from employees in satisfaction of tax withholding obligations associated with the vesting of stock awards during the period. Because the stock awards are surrendered in lieu of payments of cash to settle tax obligations and the stock is not issued, the Company does not account for these transfers as treasury stock.

Stock award activity for the nine months ended September 30, 2026, and 2025, was as follows:

	Stock Awards (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	550	$221.59	1.0 year
Granted	311	170.07
Adjusted due to performance	19	170.07
Vested	(194)	215.39
Forfeited	(25)	221.83
Outstanding at September 30, 2025	661	$198.79	1.1 years

Outstanding at December 31, 2025	663	$199.43	1.0 year
Granted	126	426.91
Adjusted due to performance	26	426.91
Vested	(263)	203.58
Forfeited	(29)	251.62
Outstanding at September 30, 2026	523	$250.36	1.0 year

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Huntington Ingalls Industries, Inc. ("HII", "we", "us", or "our") is a global, all-domain defense partner, building and delivering the world’s most powerful, survivable naval ships and technologies that safeguard America’s seas, sky, land, space, and cyber. For more than a century, our Ingalls Shipbuilding segment ("Ingalls") in Mississippi and Newport News Shipbuilding segment ("Newport News") in Virginia have built more ships in more ship classes than any other U.S. naval shipbuilder, making us America's largest shipbuilder. Our Mission Technologies segment develops integrated technology solutions and products that enable today's connected, all-domain force. Headquartered in Newport News, Virginia, we employ approximately 46,000 people domestically and internationally.

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

Defense Spending Environment – The President submitted the fiscal year 2027 budget request on April 3, 2026. The budget request reflects continued investment in shipbuilding, recommending $60.2 billion in discretionary funding for the shipbuilding construction account and an additional $5.6 billion in mandatory funding, for a total of $65.8 billion for shipbuilding procurement. The discretionary request funds one Columbia class (SSBN 826) submarine, two Virginia class (SSN 774) submarines, one Arleigh Burke class (DDG 51) destroyer, one San Antonio class (LPD 17) amphibious transport dock ship, one America class (LHA 6) amphibious assault ship, and the first Frigate class (FF(X)) ship. The fiscal year 2027 budget request continues funding Gerald R. Ford class (CVN 78) aircraft carriers and aircraft carrier refueling programs, and provides initial advance procurement funding for the lead ship of the Trump class (BBG(X)) battleship program. The fiscal year 2027 budget request also reflects increased investments in capability enablers including unmanned surface and underwater vehicles.

Congressional consideration of the fiscal year 2027 budget request began following its release and is ongoing. After passage by the House Armed Services Committee, the House of Representatives passed its version of the fiscal year 2027 National Defense Authorization bill. The Senate Armed Services Committee passed its version of the National Defense Authorization bill, but the full Senate has yet to complete action on the legislation. The House Appropriations Committee approved a defense appropriations measure that supports the President’s topline discretionary budget request. The Senate Appropriations Committee has yet to conduct markups, and the timing of committee action remains uncertain. Annual appropriations for the Federal government have yet to be finalized, and the U.S. Government is currently operating under a Continuing Resolution which funds government operations through December 11, 2026.

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

Critical Accounting Policies, Estimates, and Judgments

As discussed in our 2025 Annual Report on Form 10-K, we consider our policies relating to the following matters to be critical accounting policies and estimates:

•Revenue recognition;

•Retirement related benefit plans; and

•Workers' compensation.

As of September 30, 2026, there had been no material changes to the foregoing critical accounting policies, estimates, and judgments since December 31, 2025.

Program Descriptions

For convenience, a brief description of certain programs discussed in this Quarterly Report on Form 10-Q is included in the Glossary of Programs in this section.

As of June 30, 2026, Frigate class (FF(X)) ships are included in the Glossary of Programs in this section. Frigate class (FF(X)) ships are included as part of surface combatants described in Part I, Item 1 in the 2025 Annual Report on Form 10-K.

CONSOLIDATED OPERATING RESULTS

The following table presents selected financial highlights:

	Three Months Ended September 30				Nine Months Ended September 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and service revenues	$3,537	$3,192	$345	11%	$10,054	$9,008	$1,046	12%
Cost of product sales and service revenues	3,057	2,798	259	9%	8,735	7,825	910	12%
Income from operating investments, net	26	12	14	117%	52	33	19	58%
Other income and gains (losses), net	(3)	—	(3)	—%	(3)	1	(4)	(400)%
General and administrative expenses	257	245	12	5%	757	732	25	3%
Operating income	246	161	85	53%	611	485	126	26%
Other income (expense)
Interest expense	(26)	(23)	(3)	(13)%	(75)	(79)	4	5%
Non-operating retirement benefit	53	48	5	10%	159	143	16	11%
Other, net	2	18	(16)	(89)%	22	30	(8)	(27)%
Federal and foreign income taxes	58	59	(1)	(2)%	143	133	10	8%
Net earnings	$217	$145	$72	50%	$574	$446	$128	29%

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

Sales and service revenues for the three months ended September 30, 2026, increased $345 million, or 11%, compared to the same period in 2025, primarily due to higher volumes at Newport News and Ingalls. Sales and service revenues for the nine months ended September 30, 2026, increased $1,046 million, or 12%, compared to the same period in 2025, primarily due to higher volumes at Newport News and Ingalls.

Net Cumulative Catch-up Revenue Adjustments

For the three and nine months ended September 30, 2026 and 2025, favorable and unfavorable cumulative catch-up revenue adjustments were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Gross favorable adjustments	$232	$37	$466	$255
Gross unfavorable adjustments	(156)	(40)	(379)	(268)
Net adjustments	$76	$(3)	$87	$(13)

See Note 6: Revenue in Part I, Item 1 and Segment Operating Results in this section for additional information on our net cumulative catch-up revenue adjustments.

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

General and administrative expenses for the three and nine months ended September 30, 2026 increased $12 million and $25 million, respectively, from the same periods in 2025, primarily due to higher overhead costs.

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

The following table reconciles operating income to segment operating income:

	Three Months Ended September 30				Nine Months Ended September 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Operating income	$246	$161	$85	53%	$611	$485	$126	26%
Operating FAS/CAS Adjustment	12	9	3	33%	29	25	4	16%
Non-current state income taxes	4	9	(5)	(56)%	18	12	6	50%
Segment operating income	$262	$179	$83	46%	$658	$522	$136	26%

FAS/CAS Adjustment and Operating FAS/CAS Adjustment

The FAS/CAS Adjustment reflects the difference between expenses for pension and other postretirement benefits determined in accordance with GAAP ("FAS") and the expenses for these items included in segment operating income in accordance with U.S. Cost Accounting Standards ("CAS"). The Operating FAS/CAS Adjustment excludes the following components of net periodic benefit cost: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

The components of the Operating FAS/CAS Adjustment were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
FAS benefit	$31	$25	$6	24%	$92	$75	$17	23%
CAS cost	10	14	(4)	(29)%	38	43	(5)	(12)%
FAS/CAS Adjustment	41	39	2	5%	130	118	12	10%
Non-operating retirement benefit	(53)	(48)	(5)	(10)%	(159)	(143)	(16)	(11)%
Operating FAS/CAS Adjustment expense	$(12)	$(9)	$(3)	(33)%	$(29)	$(25)	$(4)	(16)%

The Operating FAS/CAS Adjustment was a net expense of $12 million and $9 million for the three months ended September 30, 2026 and 2025, respectively. The Operating FAS/CAS Adjustment was a net expense of $29 million and $25 million for the nine months ended September 30, 2026 and 2025, respectively. The unfavorable change in the Operating FAS/CAS Adjustment for each period was primarily driven by higher asset returns in 2025.

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

Non-current state income tax expense was $4 million and $9 million for the three months ended September 30, 2026 and 2025, respectively. The favorable change in non-current state income taxes was driven by a decrease in deferred state income tax expense, primarily attributable to a change in net capitalized research and development expenditures.

Non-current state income tax expense was $18 million and $12 million for the nine months ended September 30, 2026 and 2025, respectively. The unfavorable change in non-current state income taxes was driven by an increase in deferred state income tax expense, primarily attributable to a change in state unrecognized tax benefits for the prior period and a change in deferred taxes associated with pension accounting.

SEGMENT OPERATING RESULTS

Our discussion of business segment performance focuses on sales and service revenues and operating income, consistent with our approach for managing our business. We are organized into three reportable segments: Ingalls, Newport News, and Mission Technologies.

The following table presents segment operating results:

	Three Months Ended September 30				Nine Months Ended September 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and Service Revenues
Ingalls	$876	$828	$48	6%	$2,446	$2,189	$257	12%
Newport News	1,910	1,617	293	18%	5,424	4,616	808	18%
Mission Technologies	792	787	5	1%	2,300	2,313	(13)	(1)%
Intersegment eliminations	(41)	(40)	(1)	(3)%	(116)	(110)	(6)	(5)%
Sales and service revenues	$3,537	$3,192	$345	11%	$10,054	$9,008	$1,046	12%
Operating Income
Ingalls	$59	$65	$(6)	(9)%	$166	$165	$1	1%
Newport News	132	80	52	65%	331	247	84	34%
Mission Technologies	71	34	37	109%	161	110	51	46%
Segment operating income	262	179	83	46%	658	522	136	26%
Non-segment factors affecting operating income
Operating FAS/CAS Adjustment	(12)	(9)	(3)	(33)%	(29)	(25)	(4)	(16)%
Non-current state income taxes	(4)	(9)	5	56%	(18)	(12)	(6)	(50)%
Operating income	$246	$161	$85	53%	$611	$485	$126	26%

Key Segment Financial Measures

Refer to Consolidated Operating Results in this section for details related to sales and service revenues and segment operating income.

Net Cumulative Catch-up Revenue Adjustments by Segment

For the three and nine months ended September 30, 2026 and 2025, net cumulative catch-up revenue adjustments by segment were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2026	2025	2026	2025
Ingalls	$(5)	$6	$(10)	$10
Newport News	72	(13)	71	(36)
Mission Technologies	9	4	26	13
Net adjustments	$76	$(3)	$87	$(13)

See Note 6: Revenue in Part I, Item 1 and Consolidated Operating Results in this section for additional information on our net cumulative catch-up revenue adjustments.

Ingalls

	Three Months Ended September 30				Nine Months Ended September 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and service revenues	$876	$828	$48	6%	$2,446	$2,189	$257	12%
Segment operating income	59	65	(6)	(9)%	166	165	1	1%
As a percentage of segment sales	6.7%	7.9%			6.8%	7.5%

Sales and Service Revenues

Ingalls revenues, including intersegment sales, for the three months ended September 30, 2026, increased $48 million, or 6%, from the same period in 2025, primarily driven by higher volumes in amphibious assault ships.

Ingalls revenues, including intersegment sales, for the nine months ended September 30, 2026, increased $257 million, or 12%, from the same period in 2025, primarily driven by higher volumes in amphibious assault ships and surface combatants.

Segment Operating Income

Ingalls segment operating income for the three months ended September 30, 2026, was $59 million, compared to segment operating income of $65 million for the same period in 2025. The decrease was primarily driven by lower performance in surface combatants.

Ingalls segment operating income for the nine months ended September 30, 2026, was $166 million, compared to segment operating income of $165 million for the same period in 2025. The increase was primarily driven by the higher volumes described above, partially offset by contract adjustments in surface combatants in 2025.

Newport News

	Three Months Ended September 30				Nine Months Ended September 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and service revenues	$1,910	$1,617	$293	18%	$5,424	$4,616	$808	18%
Segment operating income	132	80	52	65%	331	247	84	34%
As a percentage of segment sales	6.9%	4.9%			6.1%	5.4%

Sales and Service Revenues

Newport News revenues, including intersegment sales, for the three months ended September 30, 2026, increased $293 million, or 18%, from the same period in 2025, primarily driven by higher volumes in submarines and aircraft carriers.

Newport News revenues, including intersegment sales, for the nine months ended September 30, 2026, increased $808 million, or 18%, from the same period in 2025, primarily driven by higher volumes in aircraft carriers and submarines.

Segment Operating Income

Newport News segment operating income for the three months ended September 30, 2026, was $132 million, compared to segment operating income of $80 million for the same period in 2025. The increase was primarily driven by contract adjustments and incentives in the Virginia class (SSN 774) submarine program and the higher volumes described above.

Newport News segment operating income for the nine months ended September 30, 2026, was $331 million, compared to segment operating income of $247 million for the same period in 2025. The increase was primarily driven by contract adjustments and incentives in the Virginia class (SSN 774) submarine program and aircraft carriers and the higher volumes described above.

Mission Technologies

	Three Months Ended September 30				Nine Months Ended September 30
			2026 vs. 2025				2026 vs. 2025
($ in millions)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Sales and service revenues	$792	$787	$5	1%	$2,300	$2,313	$(13)	(1)%
Segment operating income	71	34	37	109%	161	110	51	46%
As a percentage of segment sales	9.0%	4.3%			7.0%	4.8%

Sales and Service Revenues

Mission Technologies revenues, including intersegment sales, for the three months ended September 30, 2026, increased $5 million, or 1%, from the same period in 2025, primarily due to higher volumes in Unmanned Systems, partially offset by lower volumes in Global Security.

Mission Technologies revenues, including intersegment sales, for the nine months ended September 30, 2026, decreased $13 million, or 1%, from the same period in 2025, primarily due to lower volumes in Global Security and All-Domain Operations, partially offset by higher volumes in Unmanned Systems and Warfare Systems.

Segment Operating Income

Mission Technologies segment operating income for the three months ended September 30, 2026, was $71 million, compared to segment operating income of $34 million for the same period in 2025. The increase was primarily due to a successful milestone achievement and higher volumes in Unmanned Systems and higher equity income from nuclear and environmental joint ventures.

Mission Technologies segment operating income for the nine months ended September 30, 2026, was $161 million, compared to segment operating income of $110 million for the same period in 2025. The increase was primarily due to a successful milestone achievement and higher volumes in Unmanned Systems, higher equity income from nuclear and environmental joint ventures, and lower purchased intangible amortization.

PRODUCT AND SERVICE REVENUES AND COST ANALYSIS

The following tables present segment sales and service revenues and segment cost of sales and service revenues by both product and service:

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Three Months Ended September 30		2026 vs. 2025		Three Months Ended September 30		2026 vs. 2025
Segment Information	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Ingalls
Product	$760	$697	$63	9%	$667	$603	$64	11%
Service	114	128	(14)	(11)%	104	112	(8)	(7)%
Intersegment	2	3	(1)	(33)%	2	3	(1)	(33)%
Total Ingalls	876	828	48	6%	773	718	55	8%
Newport News
Product	1,609	1,330	279	21%	1,375	1,163	212	18%
Service	300	287	13	5%	249	244	5	2%
Intersegment	1	—	1	—%	1	—	1	—%
Total Newport News	1,910	1,617	293	18%	1,625	1,407	218	15%
Mission Technologies
Product	68	45	23	51%	48	41	7	17%
Service	686	705	(19)	(3)%	602	626	(24)	(4)%
Intersegment	38	37	1	3%	38	37	1	3%
Total Mission Technologies	792	787	5	1%	688	704	(16)	(2)%
Segment Totals
Product	$2,437	$2,072	$365	18%	$2,090	$1,807	$283	16%
Service	1,100	1,120	(20)	(2)%	955	982	(27)	(3)%
Total Segment(1)	$3,537	$3,192	$345	11%	$3,045	$2,789	$256	9%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

	Sales and Service Revenues				Segment Cost of Product Sales and Service Revenues
($ in millions)	Nine Months Ended September 30		2026 vs. 2025		Nine Months Ended September 30		2026 vs. 2025
Segment Information	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Ingalls
Product	$2,095	$1,833	$262	14%	$1,829	$1,581	$248	16%
Service	344	346	(2)	(1)%	311	302	9	3%
Intersegment	7	10	(3)	(30)%	7	10	(3)	(30)%
Total Ingalls	2,446	2,189	257	12%	2,147	1,893	254	13%
Newport News
Product	4,493	3,809	684	18%	3,881	3,279	602	18%
Service	930	806	124	15%	779	671	108	16%
Intersegment	1	1	—	—%	1	1	—	—%
Total Newport News	5,424	4,616	808	18%	4,661	3,951	710	18%
Mission Technologies
Product	124	100	24	24%	92	81	11	14%
Service	2,068	2,114	(46)	(2)%	1,814	1,886	(72)	(4)%
Intersegment	108	99	9	9%	108	99	9	9%
Total Mission Technologies	2,300	2,313	(13)	(1)%	2,014	2,066	(52)	(3)%
Segment Totals
Product	$6,712	$5,742	$970	17%	$5,802	$4,941	$861	17%
Service	3,342	3,266	76	2%	2,904	2,859	45	2%
Total Segment(1)	$10,054	$9,008	$1,046	12%	$8,706	$7,800	$906	12%
(1) Operating FAS/CAS Adjustment is excluded from segment cost of product sales and service revenues.

Product Sales and Segment Cost of Product Sales

Product sales for the three months ended September 30, 2026, increased $365 million, or 18%, from the same period in 2025, primarily due to higher volumes in submarines and aircraft carriers at Newport News, and amphibious assault ships at Ingalls.

Segment cost of product sales for the three months ended September 30, 2026, increased $283 million, or 16%, compared with the same period in 2025, primarily due to the higher volumes described above.

Product sales for the nine months ended September 30, 2026, increased $970 million, or 17%, from the same period in 2025, primarily due to higher volumes in aircraft carriers and submarines at Newport News, and amphibious assault ships and surface combatants at Ingalls.

Segment cost of product sales for the nine months ended September 30, 2026, increased $861 million, or 17%, compared with the same period in 2025, primarily due to the higher volumes described above.

Service Revenues and Segment Cost of Service Revenues

Service revenues for the three months ended September 30, 2026, decreased $20 million, or 2%, from the same period in 2025, primarily due to lower volumes in Global Security at Mission Technologies.

Segment cost of service revenues for the three months ended September 30, 2026, decreased $27 million, or 3%, compared with the same period in 2025, primarily due to the lower volumes described above.

Service revenues for the nine months ended September 30, 2026, increased $76 million, or 2%, from the same period in 2025, primarily due to higher volumes in naval nuclear support services and aircraft carriers at Newport News, and Warfare Systems at Mission Technologies, partially offset by lower volumes in Global Security and All-Domain Operations at Mission Technologies.

Segment cost of service revenues for the nine months ended September 30, 2026, increased $45 million, or 2%, compared with the same period in 2025, primarily due to the higher volumes described above.

OTHER FINANCIAL INFORMATION

Interest Expense

Interest expense for the three months ended September 30, 2026, was $26 million, compared to $23 million for the same period in 2025. The increase in interest expense was driven by an increase in commercial paper borrowings compared to the prior year period.

Interest expense for the nine months ended September 30, 2026, was $75 million, compared to $79 million for the same period in 2025. The decrease in interest expense was driven by a decrease in outstanding long-term debt compared to the prior year period.

Non-Operating Retirement Benefit

The non-operating retirement benefit includes the following components of net periodic benefit cost: interest cost, expected return on plan assets, amortization of prior service cost (credit) and actuarial loss (gain), and settlement and curtailment effects.

For the three and nine months ended September 30, 2026, the non-operating retirement benefit was $53 million and $159 million, respectively, compared with $48 million and $143 million, respectively, for the same periods in 2025. The favorable change in the non-operating retirement benefit for both periods was primarily driven by higher asset returns in 2025.

Other, Net

Other, net income for the three and nine months ended September 30, 2026, was $2 million and $22 million, respectively, compared with other, net income of $18 million and $30 million, respectively, for the same periods in 2025. The decrease in other, net income for both periods was primarily driven by a decrease in unrealized gains on investments.

Federal and Foreign Income Taxes

Our effective income tax rates on earnings from operations for the three months ended September 30, 2026 and 2025, were 21.1% and 28.9%, respectively. Our effective income tax rates on earnings from operations for the nine months ended September 30, 2026 and 2025, were 19.9% and 23.0%, respectively. The lower effective tax rate for the three months ended September 30, 2026, was primarily attributable to a reduction in the estimated research and development tax credits recorded in the prior period. The lower effective tax rate for the nine months ended September 30, 2026, was primarily attributable to a reduction in the estimated research and development tax credits recorded in the prior period and income tax benefits associated with stock award settlement activity recorded in the current period.

For the three months ended September 30, 2026, our effective tax rate did not differ materially from the federal statutory corporate income tax rate of 21%. For the nine months ended September 30, 2026, our effective tax rate differed from the federal statutory corporate income tax rate of 21% primarily due to income tax benefits associated with stock award settlement activity.

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

BACKLOG

Total backlog as of September 30, 2026, and December 31, 2025, was $86.2 billion and $53.1 billion, respectively. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer). Backlog excludes unexercised contract options and unfunded indefinite delivery/indefinite quantity orders. For contracts having no stated contract values, backlog includes only the amounts committed by the customer as of September 30, 2026 and December 31, 2025, respectively.

The following table presents funded and unfunded backlog by segment as of September 30, 2026, and December 31, 2025:

	September 30, 2026			December 31, 2025
($ in millions)	Funded	Unfunded	Total Backlog	Funded	Unfunded	Total Backlog
Ingalls	$16,674	$2,207	$18,881	$14,925	$2,856	$17,781
Newport News	18,601	42,151	60,752	15,337	14,588	29,925
Mission Technologies	2,630	3,918	6,548	1,723	3,710	5,433
Total backlog	$37,905	$48,276	$86,181	$31,985	$21,154	$53,139

We expect approximately 22% of the $53.1 billion total backlog as of December 31, 2025, to be converted into sales in 2026. U.S. Government orders comprised substantially all of the backlog as of September 30, 2026 and December 31, 2025.

Contract Awards

The value of new contract awards during the nine months ended September 30, 2026, was approximately $43.1 billion, primarily driven by awards for the construction of nine Block VI Virginia class (SSN 774) submarines and five Build II Columbia class (SSBN 826) submarines.

LIQUIDITY AND CAPITAL RESOURCES

We seek to efficiently convert operating results into cash for deployment in operating our businesses, implementing our business strategy, and maximizing stockholder value. We use various financial measures to inform our capital deployment strategy, including net cash provided by operating activities and free cash flow, a liquidity measure not calculated in accordance with GAAP.

The following table summarizes key components of net cash provided by operating activities:

	Nine Months Ended September 30		2026 vs. 2025

($ in millions)	2026	2025	Dollars
Net earnings	$574	$446	$128
Depreciation and amortization of purchased intangibles	230	242	(12)
Stock-based compensation	47	43	4
Deferred income taxes	120	121	(1)
Gain on investments in marketable securities	(18)	(28)	10
Other non-cash transactions, net	17	15	2
Retiree benefits	(132)	(116)	(16)
Change in trade working capital	(739)	(177)	(562)
Net cash provided by operating activities	$99	$546	$(447)
We have historically maintained a capital structure comprised of a mix of equity and debt financing. We expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations, existing borrowing facilities, and/or through refinancing in the debt markets prior to the maturity dates of our debt.

Cash Flows

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026, was $99 million, compared with net cash provided by operating activities of $546 million for the same period in 2025. The change in operating cash flow was primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs, partially offset by lower cash paid for income taxes.

We expect net cash generated from operations in combination with our current cash and cash equivalents, as well as existing borrowing facilities, to be sufficient to service debt and retiree benefit plans, meet contractual obligations, and fund capital expenditures for at least the next twelve calendar months beginning October 1, 2026, and beyond such twelve-month period based on our current business plans.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026, was $280 million, compared to $387 million used in investing activities for the same period in 2025. The change in investing cash was primarily driven by the acquisition of a business in 2025.

For 2026, we expect our capital expenditures for maintenance and sustainment to be approximately 1.0% to 1.5% of annual revenues and our discretionary capital expenditures to be approximately 2.5% to 3.0% of annual revenues. Our capital expenditures are expected to increase due to investments to expand our shipbuilding capacity.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026, was $206 million, compared with $678 million used in financing activities for the same period in 2025. The change in cash used in financing activities was primarily due to the repayment of long-term debt in 2025.

Free Cash Flow

Free cash flow represents net cash provided by operating activities less capital expenditures net of related grant proceeds. Free cash flow is not a measure recognized under GAAP. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, net earnings as a measure of our performance or net cash provided by operating activities as a measure of our liquidity. We believe free cash flow is an important liquidity measure for our investors because it provides them insight into our current and period-to-period performance and our ability to generate cash from continuing operations. We also use free cash flow as a key operating metric in assessing the performance of our business and as a key performance measure in evaluating management performance and determining incentive compensation. Free cash flow may not be comparable to similarly titled measures of other companies.

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30		2026 vs. 2025

($ in millions)	2026	2025	Dollars
Net cash provided by operating activities	$99	$546	$(447)
Less capital expenditures:
Capital expenditure additions	(288)	(268)	(20)
Grant proceeds for capital expenditures	7	6	1
Free cash flow	$(182)	$284	$(466)

Free cash flow for the nine months ended September 30, 2026, decreased $466 million from the same period in 2025, primarily due to an unfavorable change in trade working capital driven by the timing of billings across programs, partially offset by lower cash paid for income taxes.

Governmental Regulation and Supervision

The U.S. Government has the ability, pursuant to regulations relating to contractor business systems, to decrease or withhold contract payments if it determines material weaknesses exist in one or more such systems. As of September 30, 2026 and 2025, the cumulative amounts of payments withheld by the U.S. Government under our contracts subject to these regulations were not material to our liquidity or cash flows.

Off-Balance Sheet Arrangements

In the ordinary course of business, we use letters of credit issued by commercial banks to support certain leases, insurance policies, and contractual performance obligations, as well as surety bonds issued by insurance companies principally to support our self-insured workers' compensation plans. As of September 30, 2026, $10 million in letters of credit were issued but undrawn and $282 million of surety bonds were outstanding. As of September 30, 2026, we had no other significant off-balance sheet arrangements.

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

Aircraft carrier RCOH
Perform refueling and complex overhaul ("RCOH") of nuclear-powered aircraft carriers, which is required at the mid-point of their 50-year life cycle. USS John C. Stennis (CVN 74) arrived at Newport News for the start of its RCOH in May 2021, USS George Washington (CVN 73) was redelivered to the U.S. Navy in May 2023, and USS Harry S. Truman (CVN 75) arrived at Newport News for the start of its RCOH in September 2026.

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

Columbia class (SSBN 826) submarines
Design and construct modules for Columbia class (SSBN 826) nuclear ballistic missile submarines ("SSBNs") as a subcontractor to Electric Boat. SSBNs are the most secure and survivable of our nation’s nuclear deterrent triad. Columbia class SSBNs will carry approximately 70 percent of the nation’s nuclear arsenal. The Columbia class (SSBN 826) program plan of record is to construct 12 new SSBNs to replace the current aging Ohio class. As a subcontractor to Electric Boat, we leverage our Virginia class (SSN 774) experience to perform design work and build modules for the entire Columbia class (SSBN 826) submarine program. We have been awarded contracts from Electric Boat for integrated product and process development, providing long–lead–time material and advance construction, and construction of seven boats of the Columbia class (SSBN 826) submarine program. Construction of the first Columbia class (SSBN 826) submarine began in 2020.

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

Frigate class (FF(X)) ships
Design and build frigate ships that provide small blue-water surface combatants, producible in volume, and designed to fit within the Golden Fleet’s High/Low fleet architecture, complementing larger, multi-mission capable platforms. Frigate is expected to be a vanguard of the Navy’s Hedge Strategy within the General-Purpose Force, handling routine missions across the globe and freeing the Main Battle Force to remain focused on high-end combat. Frigate is intended to act as the command ship for Tailored Offsets, specifically Robotic and Autonomous Systems ("RAS"), and integrate with RAS to lead Tailored Forces into a cohesive warfighting approach. In 2026, we were awarded a lead yard services contract to begin Frigate class baseline design engineering, which included funding for long-lead-material procurements and preconstruction efforts on the first ship in the class.

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

Virginia class (SSN 774) fast attack submarines
Construct attack submarines as the principal subcontractor to Electric Boat. The Virginia class (SSN 774) is a post-Cold War design tailored to excel in a wide range of warfighting missions, including anti-submarine and surface ship warfare; special operation forces; strike; intelligence, surveillance, and reconnaissance; carrier and expeditionary strike group support; and mine warfare. In August 2026, the Department of the Navy announced a decision to reclassify Virginia class submarines equipped with the Virginia Payload Module ("VPM") as guided missile submarines ("SSGNs") in order to separate the VPM-equipped platforms from traditional fast attack submarines. SSGN 803 will be the first ship under the new classification.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, including those relating to interest rates and inflation.

Interest Rates - Our floating rate financial instruments subject to interest rate risk include a $1.7 billion revolving credit facility and a $1.7 billion commercial paper program. As of September 30, 2026, we had no indebtedness outstanding under our revolving credit facility or our commercial paper program, and therefore had no interest rate risk with respect to these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2026. Based on that evaluation, the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow their timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management's discretion in accordance with applicable federal securities laws. All repurchases of HII common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on behalf of the Company of shares of the Company's common stock during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1),(2)
July 1, 2026 to July 31, 2026	—	$—	—	$1,352.3
August 1, 2026 to August 31, 2026	—	—	—	1,352.3
September 1, 2026 to September 30, 2026	—	—	—	1,352.3
Total	—	$—	—	$1,352.3
(1) From the stock repurchase program's inception through September 30, 2026, we have purchased 14,584,709 shares at an average price of $167.82 per share for a total of $2.4 billion.
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

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

(c) Adoption or Termination of Trading Arrangements

Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended September 30, 2026.

Name (Title)	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Edgar A. Green III (Executive Vice President and President, Mission Technologies)	Rule 10b5-1 Trading Arrangement	August 25, 2026	March 31, 2027 or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events under the plan.	Sale of 2,553 shares of common stock

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

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information for the Company, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2026	Huntington Ingalls Industries, Inc.
(Registrant)

		By:	/s/ Nicolas Schuck
Nicolas Schuck
Corporate Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)